Form 10-Q
period 2004-03-31
CAPITAL LEASE FUNDING INC
filed 2004-05-14
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________
Commission file number 001-32039

Capital Lease Funding, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2414533
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

110 Maiden Lane, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code:     (212) 217-6300

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒*

*The registrant became subject to the Securities Exchange Act of 1934 on March 18, 2004.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of May 14, 2004, there were 27,491,700 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”)

Capital Lease Funding, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2004 (unaudited) and December 31, 2003
 (in thousands)

	As of	As of
	March 31,	December 31,
	2004	2003
	Unaudited
Assets
Cash and cash equivalents	$118,889	$6,522
Mortgage loans held for sale	–	71,757
Mortgage loans held for investment	85,352	–
Securities available for sale	49,268	40,054
Structuring fees receivable	4,960	5,223
Hedge account margin deposit	–	500
Prepaid expenses and other assets	–	1,040
Amounts due from affiliates and members	32	44
Receivables and other assets	1,230	422
Furniture, fixtures and equipment (net of depreciation)	203	211
Total Assets	$259,934	$125,773
Liabilities and Stockholders' Equity/Members' Capital
Accounts payable and accrued expenses	$1,678	$2,635
Borrower deposits and escrows	784	175
Due to servicer and dealers	1,761	347
Repurchase agreement obligations	–	28,765
Repurchase agreement obligation due to affiliates and members	–	59,322
Derivative liabilities	421	484
Total Liabilities	4,644	91,728
Commitments and contingencies	–	–
Stockholders' equity/members' capital:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no
shares issued and outstanding	–	–
Common stock, $0.01 par value, 500,000,000 shares authorized,
27,491,700 shares issued and outstanding at March 31, 2004	275	–
Additional paid in capital	258,950	–
Accumulated other comprehensive income	2,900	–
Deferred compensation expense	(2,643)	–
Retained earnings	(4,192)	–
Members' capital	–	34,045
Total Stockholders' Equity/Members' Capital	255,290	34,045
Total Liabilities and Stockholders' Equity/Members' Capital	$259,934	$125,773

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	For the three months ended March 31,
	2004	2003
Revenues:
Interest income from mortgage loans and securities	$1,923	$1,936
Gain on sales of mortgage loans and securities	–	1,609
Other revenue	43	8
Total revenues	1,966	3,553
Expenses:
Interest expense	426	427
Interest expense to affiliates	231	162
Loss on derivatives and short sales of securities	724	1,013
General and administrative expenses	1,908	1,805
General and administrative expenses-stock based compensation	2,833	–
Loan processing expenses	36	53
Total expenses	6,158	3,460
Net (loss) income	$(4,192)	$93
Earnings per share (pro forma for 2003)
Net (loss) income per share, basic & diluted	$(0.71)	$0.02
Weighted average number of common shares outstanding, basic & diluted	5,887	4,108

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity/Members’ Capital
(unaudited)

		--------------------Capital Lease Funding, Inc.--------------------
	Caplease LP	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Expense	Retained Earnings (Deficit)	Total
Balance at December 31, 2003	$34,045	$1	$13	$–	$–	$–	$34,059
Acquisition of Caplease LP	(34,045)	40	31,917	2,088	–	–	–
Issuance of stock-initial public offering	–	230	241,270	–	–	–	241,500
Initial public offering costs	–	–	(19,723)	–	–	–	(19,723)
Issuance of stock-incentive stock plan
at offering date	–	4	4,026	–	(2,669)	(1,361)	–
Adjust initial management share
purchases to market value	–	–	1,447	–	–	(1,447)	–
Incentive stock plan compensation
expense-March 25-31, 2004	–	–	–	–	26	(26)	–
Net loss (excluding incentive share
compensation expense)	–	–	–	–	–	(1,358)	(1,358)
Unrealized appreciation on securities
available for sale	–	–	–	321	–	–	321
Unrealized loss on derivatives	–	–	–	(421)	–	–	(421)
Realized gain on cash flow hedges	–	–	–	912	–	–	912
Balance at March 31, 2004	$–	$275	$258,950	$2,900	$(2,643)	$(4,192)	$255,290

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	For the three months ended March 31,
	2004	2003
Operating activities
Net (loss) income	$(4,192)	$93
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	93	54
Amortization of stock based compensation expense	2,833	–
Gain on sale of mortgage loans and securities	–	(1,609)
Unrealized appreciation on securities held for sale	321	–
Loss on derivatives and short sales of securities	724	1,013
Changes in operating assets and liabilities:
Proceeds from sale of mortgage loans	–	21,455
Net principal advanced to borrowers	–	(25,210)
Funds used in hedging and risk management activities	(1,827)	(662)
Receivables and other assets	(807)	(110)
Loan origination costs	–	100
Securities held for sale	–	13
Structuring fees receivable	263	89
Accounts payable and accrued expenses	(957)	140
Borrower deposits and escrows	609	(117)
Due to servicer and dealer	1,413	(75)
Net cash used in operating activities	(1,527)	(4,826)
Investing activities
Principal advanced to borrowers	(12,399)	–
Principal received from borrowers	843	–
Loan origination costs	(9)	–
Purchase of securities held for investment	(29,611)	–
Sale of securities held for investment	20,397	–
Purchases of furniture, fixtures and equipment	(84)	(12)
Net cash used in investing activities	(20,863)	(12)
Financing activities
(Repayments) borrowings under repurchase agreements	(28,765)	3,389
Repayments under repurchase agreements to affiliates of member	(59,321)	(459)
Net proceeds from equity offering	222,832	–
Repayments of notes payable	–	(275)
Changes in amounts due from affiliates and members	11	(145)
Net cash provided by financing activities	134,757	2,510
Net increase (decrease) in cash	112,367	(2,328)
Cash and cash equivalents at beginning of period	6,522	5,386
Cash and cash equivalents at end of period	$118,889	$3,058

Supplemental disclosure of noncash operating and financing information
Prepaid expenses and other assets reclassified to public offering costs	$1,040	-
Unrealized loss on cash flow hedges	$421	-

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

March 31, 2004 (unaudited)

1.   Organization

Capital Lease Funding, Inc. (the “Company”) was incorporated in the State of Maryland during October 2003, and was formed for the purpose of continuing the existing business operations and acquiring substantially all of the assets and liabilities of Caplease, LP (“LP” or “the Predecessor”). The Company completed this acquisition during March 2004 with the proceeds from a public equity offering. The Company invests in real estate mortgage loans, equity interests in real estate properties, real estate securities and other real estate assets. The Company’s investments primarily consist of real estate related assets that are backed by commercial properties subject to long-term net leases from investment grade and near investment grade credit tenants.

The accompanying financial statements include the historical results of operations of the Predecessor prior to the acquisition by the Company.

The Predecessor’s principal activity was the origination and securitization of commercial mortgage loans. Since 1995, the Predecessor has been primarily engaged in the business of originating, underwriting and securitizing mortgage loans secured by first liens  on commercial properties which are long-term net leased to credit tenants and loans to owners of real properties subject to credit tenant leases.

In March 2004, the Company sold 23 million shares of its common stock in a public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222 million.  The Company had 27,491,700 shares of common stock outstanding at March 31, 2004.

The Company is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes.  As such, it will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.  The Company did not declare or pay any dividends for the period ended March 31, 2004.

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.  These financial statements should be read in conjunction with the Company’s and the Predecessor’s December 31, 2003 consolidated financial statements and notes thereto, included in the Company’s final prospectus for its initial public offering filed with the SEC on March 19, 2004.  Capitalized terms used herein, and not otherwise defined, are defined in the Company’s and the Predecessor’s December 31, 2003 consolidated financial statements.

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Predecessor prior to March 24, 2004 and the Company and its wholly-owned subsidiaries, thereafter.  All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

March 31, 2004 (unaudited)

Investments in Mortgage Loans

Mortgage loans are secured by corporate leases (the majority of whose tenants are investment grade) and mortgages on the underlying real estate.  Mortgage loans held for investment are carried at cost (unpaid principal balance adjusted for unearned discount and deferred expenses), and are amortized using the effective interest method.  Mortgage loans held for sale without a designated hedge are reported at the lower of cost (unpaid principal balance adjusted for unearned discount and deferred expenses) or market value.  Mortgage loans held for sale with a designated hedge are reported at cost, with adjustments to cost for the change in fair value attributable to the hedged risk.

Securities Available for Sale

Securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses included in other comprehensive income, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Deferred Origination and Securitization Costs

In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Company defers the recognition of fees and expenses associated with the origination and securitization of its commercial loans held for investment.  These items include lender fee income, rate lock income, certain legal fees, insurance costs, rating agency fees and certain other expenses.  Deferred fees and costs are recognized as an adjustment to the effective yield over the life of the related asset.

Revenue Recognition

Interest income from mortgage loans (including mortgage loans with associated valuation reserves), securities, and advisory fees receivable, are recognized on the accrual basis of accounting.  Interest income from securities is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.

Gains are recognized on the sale of mortgage loans and securities in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Advisory fees receivable are recognized upon the completion of the advisory services when the amount is estimable and collection is probable.  The value of the receivable is based on the present value of the expected cash flows and amortized as advisory fee payments are received.

Income Taxes

The Company is subject to federal income taxation at corporate rates on its "REIT taxable income"; however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the stockholder level only.   The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

March 31, 2004 (unaudited)

Earnings Per Share

In accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), the Company presents both basic and diluted earnings per share ("EPS"). Basic earnings per share excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount. The non-vested shares issued under the Company’s incentive stock plan are excluded from the basic earnings per shares, and included in the diluted earnings per share, as applicable.

For the three months ended March 31, 2004, earnings per share and weighted average shares outstanding exclude the non-vested shares issued under the Company’s stock incentive plan, since the inclusion of those shares would be anti-dilutive on a per share basis.  For the three months ended March 31, 2004, earnings per share is computed based on the net income (loss) divided by the weighted average shares outstanding during the period of 5,887,132.  For the three months ended March 31, 2003, earnings per share and shares outstanding are presented on a proforma basis, which assumes that 4,107,934 shares were outstanding during that period. This share number represents the shares of common stock issued to the owners of the Predecessor in exchange for their members’ capital, and the shares sold to certain current and former employees of the Company.  Pro forma earnings per share information is computed based on the net income (loss) divided by 4,107,934.  There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2003.

Recently Issued Accounting Pronouncement

At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus in EITF Issue No. 03-01 regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an “other than temporary” loss has not been recognized. At the March 2004 meeting, the EITF expanded their guidance in this area.  The Company has adopted these disclosure requirements.

3.  Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid investments purchased with maturities of three months or less at date of purchase. From time to time, the Company’s account balance held at financial institutions exceeds Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to the balance on deposit in excess of FDIC insurance coverage.  The Company believes that the risk of loss is not significant.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

March 31, 2004 (unaudited)

4.  Mortgage Loans

Mortgage loans held for investment at March 31, 2004 and held for sale at December 31, 2003 consist of the following predominantly investment grade companies with credit ratings generally ranging from AA to BB from Standard & Poor’s:

	Mar 31, 2004	Dec 31, 2003
	(unaudited)
Principal	$84 ,030	$72,370
Premium (discount )	1,529	(740)
Cost basis	85,559	71,630
Mark to fair value on mortgage loans being hedged	–	343
Carrying amount of mortgages	85,559	71,973
Deferred origination fees, net	(207)	(216)
Total	$85,352	$71,757

At both March 31, 2004 and December 31, 2003, the mortgage loans carried interest rates ranging from 4.71% to 8.10%. At both March 31, 2004 and December 31, 2003, the weighted average effective interest rate on the mortgage loans, as measured against our cost basis, was 6.36%.

5.  Securities and Structuring Fees Receivable

Securities available for sale  at March 31, 2004 and  at December 31, 2003 consist of the following:

	Mar 31, 2004	Dec 31, 2003
	(unaudited)
Face amount-CMLBC 2001-CMLB-1, Class H (rated BB)	$11,907	$11,907
Face amount-CMLBC 2001-CMLB-1, Class J (rated B)	7,144	7,144
Face amount-CMLBC 2001-CMLB-1, Class K (not rated)	4,766	4,766
Face amount-BSCMS 1999 CLF1, Class E (rated BB)	3,326	3,326
Face amount-BSCMS 1999 CLF1, Class F (rated B-)	2,494	2,494
Face amount-NLFC 1999 LTL1, Class D (rated BBB)	5,000	5,000
Face amount-BACMS 2002-2, Class V-1 (tenant is rated BBB)	338	331
Face amount-BACMS 2002-2, Class V-2 (tenant is rated BBB-)	518	508
Face amount-CREST 2001-1A, Class A (rated AAA)	–	20,397
Corporate bonds	28,785	–
Unearned discount	(17,476)	(17,947)
Cost basis	46,802	37,926
Unrealized appreciation on securities held for sale	2,466	2,128
Total	$49,268	$40,054

At March 31, 2004 and December 31, 2003, the effective interest rate (yield to maturity) on securities available for sale is 5.8% and 6.9%, respectively.   Excluding the temporary investment in corporate bonds, the effective interest rate on securities available for sale is 12.5% at March 31, 2004.  The investment in CREST 2001-1A bonds was made during December 2003, and was subsequently sold during January 2004 at cost.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

March 31, 2004 (unaudited)

Structuring fees receivable of $4,960 and $5,223 at March 31, 2004 and December 31, 2003, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

The scheduled maturity dates for the Company’s investments in BSCMS series range between December 2023 and May 2028. The scheduled maturity dates for the Company’s investments in CMLBC series range between January 2024 and October 2025. The scheduled maturity date for the Company’s investment in NLFC series is January 2026. The scheduled maturity dates for the Company’s investments in BACMS range between September 2019 and January 2021.

Corporate bond investments (with maturities of longer than three months at purchase date) carry credit ratings ranging from AA- to BBB-, and have maturities ranging from July 2004 to September 2004.

6.  Repurchase Agreements

During March 2004 and subsequent to the completion of the Company’s equity offering, the Company repaid all of the amounts outstanding under its repurchase agreements with Bank of America and Wachovia, in the aggregate principal amount of approximately $79.5 million.

Weighted average interest rates on the Company’s credit facilities for the quarter ended March 31, 2004 are as follows:

Mar 31, 2004
Bank of America-mortgage loan repurchase agreements	2.59%
Bank of America-CMBS repurchase agreements	1.89%
Wachovia-mortgage loan repurchase agreements	2.09%
Wachovia-CMBS repurchase agreements	3.09%

As of March 31, 2004 and March 31, 2003, the 1-month LIBOR rate was 1.09% and 1.30%, respectively.   As of March 31, 2004, the Company was in compliance with the terms of the repurchase agreements with its warehouse lenders.

7. Risk Management Transactions

As of March 31, 2004, the Company has used risk management transactions consisting of U.S. Treasury and Agency lock transactions (“Locks”), and interest rate swaps.

Prior to the Company’s conversion to a REIT on March 24, 2004, the Company used Locks to hedge the interest rate risk of its fixed rate mortgage loans.  As of March 31, 2004, the Company used interest rate swaps to hedge its risk of changes in the interest-related cash outflows on its forecasted future borrowings.  The positions are carried on the balance sheet at fair value.  In accordance with SFAS 133, the Locks and interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as fair value hedges and cash flow hedges, respectively, for accounting purposes.  The effectiveness of these positions designated and qualified as accounting hedges is assessed against the related assets, and any ineffectiveness is recognized through the statement of operations in the current period.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

March 31, 2004 (unaudited)

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount.  The interest rate swaps that the Company has entered are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions are as follows:

	March 31, 2004		December31,2003
	(unaudited)
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$72,777	$(421)	$–	$–
Treasury lock agreements	–	–	10,700	189
US Agency lock agreements	–	–	28,700	(673)
Total	$72,777	$(421)	$39,400	$(484)

At March 31, 2004 and December 31, 2003, the Company had hedged the following assets, firm commitments under rate lock agreements, and future borrowings:

	Mar 31, 2004	Dec 31, 2003
	(unaudited)
Mortgage loans held for sale (principal amount)	$–	$25,196
Securities held for sale (principal amount)	–	331
Future borrowings (principal amount)	72,777	–
Total assets and liabilities hedged	$72,777	$25,527

The net loss recognized in the loss on derivatives and short sales of securities in the statement of operations for the three months ended March 31, 2004 and March 31, 2003 related to hedge ineffectiveness was $0 and $4, respectively.  For the three months ended March 31, 2004, the Company had realized gains of $912 related to cash flow hedges that are included in Other Comprehensive Income, and will be amortized against the cost of a future debt issuance.

8.  Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

March 31, 2004 (unaudited)

9.  Stock Based Compensation

The Company adopted an incentive stock compensation plan for its employees during March 2004. The shares issued in connection with the stock plan are accounted for under the provisions of  Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation."  The Company accounts for stock based compensation using the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations.  APB25 requires compensation cost to be measured as the fair value of the Company’s stock less the amount, if any, that the employee is required to pay.  During the three months ended March 31, 2004, the Company granted 383,766 shares of common stock to employees and directors, simultaneous with the completion of its public equity offering.   Of this total, 129,580 shares were immediately vested on the date of grant, and were not transferable for a period of one year following vesting.  The remaining 254,186 shares vest over the two year period ending March 24, 2006.  For accounting purposes, the Company measures compensation costs for these shares as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period.  Compensation expense of $1,387 was recorded in the Company's Consolidated Statements of Operations under "General and administrative—stock based compensation expense."

On November 17, 2003 the Company sold 139,134 shares to certain current and former employees for $0.10 per share.  The Company recorded no compensation expense in connection with the issuance of the 139,134 shares since the fair value of the stock was equal to the $0.10 per share.   Upon completion of the public offering on March 24, 2004, the difference between the public offering price per share of $10.50 and the price at which these individuals purchased the shares was recognized as a $1,447 expense (a component of General and administrative—stock based compensation expense) in the Company's Consolidated Statements of Operations.

10.  Other Comprehensive Income

The components of other comprehensive income are as follows (also see Note 5):

	Mar 31, 2004	Mar 31, 2003
Net income	$(4,192)	$93
Unrealized gain on securities	321	–
Unrealized loss on derivatives	(421)	–
Realized gain on cash flow hedges	912	–
Other comprehensive income	$(3,380)	$93

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing.  Where appropriate, the following discussion includes analysis of our predecessor entity.

General

We are a net lease company focused on investing in commercial real estate assets that are net leased primarily to high credit quality corporate, government and not-for-profit tenants. These assets will include mortgage loans (debt) and property purchases (equity).  We began our business in 1995 through private equity capital.  In March 2004, we completed a public equity offering and our stock began trading on the New York Stock Exchange under the symbol “LSE”.  We intend to elect to be taxed as a REIT for federal income tax purposes.

Historically, we have operated primarily as a lender using a gain on sale business model, where we sold the loans shortly after origination, either through securitization or whole-loan sales.  Our mortgage loans have included traditional long-term credit tenant loans (typically 20 to 25 years), 10-year credit tenant loans and recapitalized loans.  While we have historically retained a small number of loans and securities on our balance sheet, in general, loans have only been held in our portfolio for a short period of time.  We have derived our revenues primarily from interest payments on the loans we originate prior to sale and from the sale of those loans to third parties.  Our borrowings have been on a short-term basis, and the interest expense on those borrowings was tied to short-term floating interest rates, which are typically lower than long-term fixed-rates.

Since completion of the public equity offering in March 2004, we have changed our strategy from that of a gain on sale originator of net lease loans, to a long-term holder of debt, equity and mezzanine net lease assets for investment.  In general, as part of our new strategy, we will continue to finance our investments through short-term warehouse facilities on a short term basis and, as soon as practicable thereafter, finance these assets on a secured long-term basis, most often through collateralized debt obligations, or CDOs, but also through warehouse financing, traditional mortgage debt, and other mechanisms.  We expect our leverage to average 70% to 80% of our assets.

In March 2004, we raised net proceeds of approximately $222 million in an initial public offering.  We are in the process of investing these proceeds in long-term net lease assets and currently have net lease transactions under commitments subject to our due diligence in excess of $125 million.  We will invest these proceeds in temporary investments such as money market funds, high-grade corporate bonds, commercial paper and government agency obligations until we identify long-term net lease investments.   We estimate that substantially all of our initial public offering proceeds will be invested and leveraged by the end of the first quarter of 2005.

The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2004 and 2003.  The historical financial statements represent the combined financial condition and results of operations of our predecessor companies and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  The preparation of financial statements in conformity with GAAP requires the use of judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results could differ from these estimates.   The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.

Mortgage Loans and Other Assets Held for Investment

Prior to our public equity offering, our investments in mortgage loans were treated as investments held for sale and carried on our balance sheet at the lower of cost or market.   Subsequent to our public equity offering and in the future, our investments in mortgage loans will be treated and accounted for as long term investments, to the extent that we have the ability and intent to hold the loans for the foreseeable future or until maturity.   Otherwise, the loans will continue to be accounted for as held for sale in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.”  Differences between the carrying amount of the loan and its outstanding principal balance are recognized as an adjustment to yield by the effective interest method.  Historically we originated or purchased mortgage loans for sale, and classified our investments in mortgage loans accordingly.  After the completion of our public equity offering, we changed the classification of those assets to that of held for investment.  We will be required to periodically evaluate each of these assets for possible impairment.  Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the asset.  Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting loss allowance.  As of March 31, 2004, we determined that no loss allowances were necessary on any of the loans in our portfolio.

Securities Available  for Sale

We account for securities held for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  We treat our real estate securities as available for sale.  As such, they are carried at fair value with net unrealized gains or losses reported on our balance sheet as a component of other comprehensive income or loss.  Fair value is based primarily upon our estimates of value, based upon broker quotations where available, yields on assets of similar credit quality and duration, or good faith estimates of those yields. The indicated quotations may be subject to significant variability based on market conditions, including interest rates and spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the equity on our balance sheet. We must also assess whether unrealized losses on securities, if any, reflect a decline in value, which is other than temporary.  If so, we must write the impaired security down to its value through a charge to our statement of operations. Significant judgment is required in this analysis.  No such write-downs have been made for securities currently in our portfolio.

Income on these securities is recognized using a level yield methodology based upon a number of assumptions that are subject to uncertainties and contingencies.  These assumptions include the expected disposal date of such security and the rate and timing of principal and interest receipts (which may be subject to prepayments, delinquencies and defaults).  These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions.

Derivative Instruments and Other Risk Management Transactions

Similarly, our derivative instruments and other risk management transactions, which we hold for hedging or other risk management purposes, are carried at fair value pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.   Fair value is based on market quotations.  Fair values of these derivatives are subject to significant variability based on many of the same factors as the securities discussed above.  The results of such variability could be a significant increase or decrease in our earnings.  Further, if we fail to qualify for hedge accounting treatment, our results of operations may suffer because losses on the derivatives we enter into may not be offset by a change in the fair value of the related hedged transaction.

Prior to our conversion to a REIT on March 24, 2004, we used derivatives and other risk management transactions to hedge the interest rate risk of our fixed rate mortgage loans.  As of March 24, 2004 and in the future, we expect to use derivative transactions designated primarily as cash flow hedges to hedge our risk of changes in the interest-related cash flows on our forecasted future borrowings.

Stock Based Compensation

We adopted an incentive stock compensation plan for our employees during March 2004.  We account for the shares issued in connection with the stock plan under the provisions of SFAS 123, “Accounting for Stock Based Compensation” and APB 25, “Accounting for Stock Issued to Employees”.

Results of Operations

Comparison of Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

The following discussion compares our operating results for the three months ended March 31, 2004 to the comparable period in 2003.

Revenue

Total revenue decreased $1.6 million or 45%, to $2.0 million.  The decrease was primarily attributable to a decrease in gain on sale of mortgage loans, as the Company transitioned from gain on sale to held for investment pending completion of our initial public offering.

Interest income was constant at $1.9 million.

Gain on sale of mortgage loans and securities decreased from $1.6 million to $0.  The decrease was due to curtailment on our loan sale activity during 2004.

Other revenue was nominal in both periods.

Expenses

Total expenses increased $2.7 million, or 78%, to $6.2 million.  The increase in expenses was primarily attributable to recording stock based compensation expense (a non-cash item), related to the public offering in 2004.

Compensation expense of $1.4 million was recognized during the quarter related to stock issued under our stock based compensation plan to our employees simultaneous with our public equity offering.  This represents the value of the vested shares issued under the plan as of March 31, 2004.  Additionally, compensation expense of $1.4 million was recognized during the quarter related to stock sold to certain current and former employees during November 2003 at a discount to the value per share realized at our public equity offering.  Deferred compensation expense related to unvested shares granted is included on the Company’s Consolidated Balance Sheets under “Deferred compensation expense” and will be charged to the Company’s Statement of Operations ratably over the two year remaining vesting period.

Interest expense, including interest expense to affiliates, on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), increased $0.1 million, or 12%, to $0.7 million.  This increase was primarily attributable to an increase in our average assets in portfolio during the comparable period in 2004, offset to some degree by a decrease in the underlying LIBOR rate.  Interest expense for the quarter also included fees paid to one of our lenders in connection with the repayment of our outstanding borrowings.  Average one-month LIBOR rates during the period ended March 31, 2004 were 1.10% as compared to 1.33% for the 2003 comparative period.

Loss on derivatives and short sales of securities decreased $0.3 million, or 29%, to $0.7 million.  The decrease in the overall expense was due primarily to our reduced loan sale activity between the comparative periods.  For the quarter ended March 31, 2004, yields on long term treasury rates (10 year notes) decreased from 4.25% on December 31, 2003 to 3.84% on March 31, 2004.  For the quarter March 31, 2003, yields on 10-year treasury notes stayed virtually constant at 3.82%.  The Company recognized an immaterial amount of hedge ineffectiveness for the periods ended March 31, 2004 and 2003.

General and administrative expense increased $0.1 million, or 6%, to $1.9 million.  The increase was due to small increases in various expenses.

General and administrative expense-stock based compensation included $1.4 million for management incentive share grants vested and $1.4 million for management shares purchased at a discount.

Net income (loss)

Net income decreased $4.3 million, to a $4.2 million net loss, as a result of the factors discussed above.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure.  We believe FFO is a useful additional measure of our performance because it facilitates an understanding of the operating performance of the Company after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time.  In addition, we believe that FFO provides useful information to the investment community about our financial performance as compared to other REITs, since FFO is generally recognized as an industry standard for measuring the operating performance of an equity REIT.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income and earnings per share determined in accordance with GAAP as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.  Since all companies and analysts do not calculate FFO in a similar fashion, the Company’s calculation of FFO may not be comparable to similarly titled measures reported by other companies.

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) which defines FFO as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  FFO is presented on a per share basis after making adjustments for the effects of dilutive securities.

For the first quarter 2004, there was no difference between earnings and FFO per share (basic and diluted), as there were no reconciling items during the quarter.  In future periods, where applicable, we will present a reconciliation between earnings and FFO.

Liquidity and Capital Resources

As of March 31, 2004, we had $118.9 million in available cash and cash equivalents.  This represents the net proceeds of our initial public offering, as reduced by the repayment of our outstanding debt obligations and other uses of cash, including our temporary investments.  As a REIT, we will be required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We believe that our working capital, secured credit facilities and cash provided by operations will be sufficient to allow us to fund our net lease investments, pay distributions necessary to enable us to continue to qualify as a REIT and to fund operations for the next 12 months.  If our origination and investment activities over the next 12 months are greater than currently anticipated, we may seek to finance these investments either through additional borrowings or by raising equity capital, or both.

We expect to meet our short-term liquidity requirements generally through our cash and cash equivalents, temporary investments, cash flow provided by operations, as well as existing secured credit facilities.  As of March 31, 2004, we had $300 million available under these credit facilities.

On an ongoing basis, our principal sources of funds to meet our long-term cash requirements, including distributions to stockholders and repayment of our debt obligations, will be our net income from operations, borrowings and issuances of debt and equity securities.

We had no amounts outstanding as of March 31, 2004 under our Bank of America credit facility.

We had no amounts outstanding as of March 31, 2004 under our Wachovia credit facilities.

As of March 31, 2004, we were in compliance with the terms of the agreements with our secured lenders.  We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods.  However, because our secured credit facilities are uncommitted and are generally terminable at will by the lenders, we cannot make any assurance that these facilities will continue to be available to us.  We believe our relationship with our lenders is excellent.  We expect to modify and expand our secured credit facilities to reflect our business plan, including modifying the types of permitted collateral, increasing our available borrowing limits, lowering the interest rates we pay and extending the maturity dates of these facilities.  We, however, cannot make any assurance that we will be successful in doing so.

The net cash flow provided by (used in) operating activities increased from $(4.8) million in the period ended March 31, 2003, to $(1.5) million for the period ended March 31, 2004.  These changes resulted primarily from our lending and loan sale activities during the first quarter of 2003, and our change in classification for cash flows related to our investments in mortgage loans and securities during the first quarter of 2004.  Prior to 2004, our lending activities and investments in securities were treated as operating activities, since we were operating primarily as a gain on sale business.  For 2004 and forward, our intent is to hold our assets for long-term investments, and as such we have changed the presentation in the cash flow section to reflect cash flows related to those items as investing activities.

Investing activities used $20.9 million during the period ended March 31, 2004, which resulted primarily from advances to borrowers of $12.4 million, purchases of corporate bonds of $29.6 million offset by the redemption of $20.4 million of securities.

Financing activities in the period ended March 31, 2004 included net proceeds from our public offering of $222.8 million and repayment of our existing debt obligations of $88.1 million.  Financing activities during the period ended March 31, 2003 were $2.5 million and were primarily borrowings and repayments under our secured warehouse credit facilities.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

In connection with our fixed-rate lending activities, we have entered into derivative and other risk management transactions in order to insulate or hedge the value of our future debt obligations from changes in underlying interest rates during the period between origination and permanent financing of our loans and other net lease assets. Historically, we have done so by entering into Treasury and agency lock transactions, short sales of U.S. government and agency obligations and interest rate swap transactions.  In the future, we expect that our derivative and other risk management activities will consist primarily of interest rate swaps.  This hedging and other risk management activity appears on our statement of operations as a gain or loss on derivatives and short sales of securities.  In the first quarter of 2004, we had $0.7 million in loss on short sales and derivative transactions with no sales of net lease loans. In the first quarter of 2003, we had a $1.0 million loss on short sales and derivative transactions, offset by a $1.6 million gain on the sale of net lease loans.  Consistent with the reporting requirements under FAS 133, interest rate swaps are marked to fair value at each reporting date, with a corresponding offset to Other Comprehensive Income (a component of Stockholders’ Equity).

In general, we expect to hedge our liabilities against changes in underlying interest rates until the related assets have been financed on a long-term basis.  Some assets, including mezzanine loans and structured securities, may not be hedged at all.  We do not use the derivative and short sales of U.S. government and agency obligations that are part of our hedge and other risk management strategy for trading or speculative purposes and we only enter into contracts or hedging arrangements with major financial institutions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning.  The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf.  Such factors include, but are not limited to:

  our  ability to identify and secure net lease investments;

  our ability to invest the proceeds of our initial public offering in net lease assets in a timely manner or on acceptable terms;

  our ability to successfully implement our change in business strategy, including our ability to obtain long-term financing for our net lease assets;

  changes in our industry, the industries of our tenants, interest rates or the general economy;

  the success of our hedging strategy;

  the availability, terms and deployment of capital;

  the completion of pending net lease loans and/or other net lease investments;

  demand for our products;

  impairments in the value of the collateral underlying our investments;

  the degree and nature of our competition; and

  legislative or regulatory changes, including changes to laws governing the taxation of REITs.

These risks and uncertainties should be considered in evaluating any forward-looking statement we may make from time to time.  Any forward-looking statement speaks only as of its date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section.  We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date made.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices or other market factors. We are exposed to market risk primarily from changes in interest rates, credit spreads, tenant credit ratings and equity prices.  We attempt to mitigate certain of these risks by entering into hedge and other risk management transactions during the short-term and fixed-rate financings for the long-term.  The level of our exposure to market risk is subject to factors beyond our control, including political risk (including terrorism), monetary and tax policy, general economic conditions and a variety of other associated risks.

Interest Rate Exposure

Substantially all of our assets have exposures to long-term interest rate movements, primarily the yields on long-term U.S. Treasuries.  This includes our mortgage loans, real estate equity investments and real estate securities.  Our hedge and other risk management transactions will also have exposures to movements in interest rates.  Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities.  Changes in interest rates can also affect our net income from net leased real estate, which is the difference between the rental income earned and the interest expense on the liabilities associated with the properties.  Changes in the level of interest rates may also affect, among other things, our ability to originate or acquire mortgage loans and securities, real estate properties, and the value of our mortgage loans and other assets.

Credit Spread Curve Exposure

Our mortgage loans and real estate securities are subject to spread risk.  The majority of these assets are fixed-rate securities, which are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity.  In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries.  Changes in the general credit markets can lead to changes in the required yield on these assets, which would result in a higher or lower value for our mortgage loans and real estate securities.  If the required market yields increase as a result of these general credit-market changes, the value of our fixed-rate assets would decline relative to U.S. Treasuries.  Conversely, if the required market yields decrease as a result of these general credit-market changes, the value of our fixed-rate assets would increase relative to U.S. Treasuries.  These changes in the market value of our fixed-rate asset portfolio may affect the equity on our balance sheet or our results of operations directly through provisions for losses on mortgage loans or through unrealized losses on available-for-sale securities.  These value changes may also affect our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our fixed-rate assets.  This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, to a change in general credit spreads.

Tenant Credit Rating Exposure

Our mortgage loans, real estate equity investments and real estate securities are subject to risks due to credit rating changes of the tenants under the related net lease obligations.  The credit quality of a particular net lease asset is highly dependent on the credit rating of the related tenant obligor of the net lease.  Deterioration in the tenant’s credit rating can lead to changes in the required yield on the related asset, which would result in a lower value for our net lease assets.  This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, to a change in general credit spreads.  In addition, precipitous declines in the credit rating of a particular tenant prior to our obtaining long-term financing may significantly impede or eliminate our ability to finance the asset.

Fair Values

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved.  However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2004, and do not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

We held the following interest rate sensitive instruments at March 31, 2004 (dollars in thousands):

	Carrying Amount	Notional Amount	Weighted Average Effective Interest Rate	Maturity Date	Fair Value
Assets:
Mortgage loans (1)	$85,559	$84,030	6.4%	Various	$87,017
Securities available for sale-CMBS (2)	20,025	35,495	12.5%	2019-2028	20,025
Securities-temporary investments (3)	29,243	28,785	1.2%	2004	29,243
Structuring fees receivable (2)	4,960	N/A	8.1%	2010-2020	4,960
Liabilities:
Derivative liabilities (4)	421	72,777	N/A	N/A	421

(1)	This portfolio of mortgage loans bears interest at fixed-rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the mortgage loans range from 2007 through 2026.
(2)	This portfolio of securities available for sale and structuring fees receivable consists of CMBS and structuring fees receivable. CMBS represent subordinate interests in securitizations previously completed by us. Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for these CMBS are shown at their respective face amounts. Fair value for the CMBS is based on third-party quotations, where obtainable, or our estimate of fair value, based on yields of comparably rated securities in the commercial mortgage-backed securities market. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the listed securities held for sale, we receive current monthly interest coupon payments. No current payments of principal are being received. Scheduled principal payments begin in 2019.
(3)	This portfolio of securities consists of short-term investments in high-grade corporate bonds all maturing in 2004.
(4)	These instruments represent hedging and risk management transactions involving interest rate swaps. They have been valued by reference to market quotations from our hedge advisor.

Scheduled maturities of interest rate sensitive instruments as of March 31, 2004 are as follows:

Expected Maturity Dates
(dollars in thousands, notional amounts where applicable, otherwise carrying amounts)

	2004	2005	2006	2007	2008	thereafter
Mortgage loans	$ 7,218	$ 9,886	$10,930	$11,604	$2,625	$ 41,767
Securities available for sale-CMBS	–	–	–	–	–	35,495
Securities-temporary investments	28,785	-	-	-	-	-
Structuring fees receivable	534	563	609	659	713	1,882
Derivative liabilities	421	–	–	–	–	–

The expected maturity dates shown for mortgage loans and securities available for sale, and structuring fees receivable are based on the contractual terms of the underlying assets.  These assets, based on our current operating strategy are held for investment.  Our liabilities with respect to derivative obligations are short-term in nature and, accordingly, are listed in the current period.  The material assumptions used to determine fair value are included in footnotes 1 through 4 in the immediately preceding table.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business.  We are not currently involved in any pending litigation.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In connection with the acquisition of our predecessor, Capital Lease Funding, LLC (now known as Caplease, LP), we issued 3,968,800 shares of common stock to the members of Capital Lease Funding, LLC on March 24, 2004 upon closing of our initial public offering in exchange for all of the limited liability company interests in Capital Lease Funding, LLC.  These shares were issued in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.   The total shares received by the members was determined based on an assumed market value of Capital Lease Funding, LLC of $39,688,000 prior to completion of our initial public offering.

Use of Proceeds

Pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 18, 2004 (File No. 333-110644), we issued and sold 20.0 million shares of our common stock, par value $0.01 per share, in an initial public offering.  The managing underwriters were Friedman, Billings Ramsey & Co., Inc., Wachovia Capital Markets, LLC and RBC Capital Markets Corporation.  As part of the initial public offering, the underwriters were granted an over-allotment option to purchase up to an additional 3.0 million shares of common stock.  The underwriters exercised this option in full.  In connection with that exercise, we filed a post-effective amendment to the registration statement (File No. 333-113817), which became effective upon filing on March 22, 2004.  The aggregate offering price for the 23.0 million shares was $241.5 million.  We paid an underwriting discount of approximately $16.9 million.  On March 24, 2004, the initial public offering closed and we received net proceeds of approximately $224.0 million from the sale, reflecting the aggregate offering price of $241.5 million less an underwriting discount of approximately $16.9 million and expenses paid to the underwriters of approximately $0.6 million.

Through March 31, 2004, we have used those net proceeds as follows:

  $79.5 million to repay indebtedness;

  $143 million in temporary investments in money market funds, high grade corporate bonds, commercial paper, and governmental agency obligations;

  $0.2 million to fund investments in net lease assets;

  $0.8 million to pay other expenses of the offering; and

  $0.5 million for working capital purposes.

None of the expenses or uses of proceeds were direct or indirect payments to any directors, officers or general partners of the issuer or their associates or to persons owning 10 percent or more of any class of our equity securities of the issuer or to our affiliates.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 15, 2004, the holders of all of the outstanding shares of our common stock (at that time 139,134 shares), acting by unanimous written consent, approved our Articles of Amendment and Restatement and our 2004 Stock Incentive Plan.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits
	31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b.	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL LEASE FUNDING, INC.
Registrant

Date: May 14, 2004	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: May 14, 2004	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer