Form 10-Q
period 2004-06-30
CAPITAL LEASE FUNDING INC
filed 2004-08-11
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 001-32039

Capital Lease Funding, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2414533
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

110 Maiden Lane, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code:       (212) 217-6300

_______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 10, 2004, there were 27,488,070 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2004 (Unaudited) and December 31, 2003

(in thousands)	As of	As of
	June 30,	December 31,
	2004	2003

Assets	Unaudited

Cash and cash equivalents	$56,546	$6,522
Mortgage loans held for sale	—	71,757
Mortgage loans held for investment	106,778	—
Securities available for sale	87,481	40,054
Structuring fees receivable	4,691	5,223
Hedge account margin deposit	—	500
Prepaid expenses and other assets	—	1,040
Amounts due from affiliates and members	14	44
Receivables and other assets	1,864	422
Derivative assets	3,332	—
Furniture, fixtures and equipment (net of depreciation)	199	211

Total Assets	$260,905	$125,773

Liabilities and Stockholders’ Equity/Members’ Capital
Accounts payable and accrued expenses	$1,083	$2,635
Borrower deposits and escrows	1,317	175
Due to servicer and dealers	310	347
Repurchase agreement obligations	—	28,765
Repurchase agreement obligation due to affiliates and members	—	59,322
Derivative liabilities	778	484

Total Liabilities	3,488	91,728
Commitments and contingencies	—	—
Stockholders’ equity/members’ capital:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares
issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 27,488,070
shares issued and outstanding at June 30, 2004	275	—
Additional paid in capital	258,950	—
Accumulated other comprehensive income	4,251	—
Deferred compensation expense	(2,310)	—
Retained earnings	(3,749)	—
Members’ capital	—	34,045

Total Stockholders’ Equity/Members’ Capital	257,417	34,045

Total Liabilities and Stockholders’ Equity/Members’ Capital	$260,905	$125,773

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003

Revenues:
Interest income from mortgage loans and securities	$2,756	$2,067	$4,678	$4,003
Gain on sales of mortgage loans and securities	—	4,350	—	5,959
Other revenue	43	9	86	17

Total revenues	2,799	6,426	4,764	9,979

Expenses:
Interest expense	—	525	425	953
Interest expense to affiliates	—	51	231	214
Loss on derivatives and short sales of securities	—	2,600	724	3,612
General and administrative expenses	1,989	2,051	3,897	3,855
General and administrative expenses-stock based compensation	334	—	3,167	—
Loan processing expenses	33	26	69	79

Total expenses	2,356	5,253	8,513	8,713

Net income (loss)	$443	$1,173	$(3,749)	$1,266

Earnings per share (pro forma for 2003)
Net income (loss) per share, basic & diluted	$0.02	$0.29	$(0.22)	$0.31
Weighted average number of common shares outstanding, basic & diluted	27,488	4,108	16,697	4,108

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity/Members’ Capital
(Unaudited)

(in thousands)		Capital Lease Funding, Inc.

	Caplease LP	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Expense	Retained Earnings (Deficit)	Total

Balance at December 31, 2003	$34,045	$1	$13	$—	$—	$—	$34,059
Acquisition of Caplease LP	(34,045)	40	31,917	2,088	—	—	—
Issuance of stock-initial public offering	—	230	241,270	—	—	—	241,500
Initial public offering costs	—	—	(19,723)	—	—	—	(19,723)
Issuance of stock-incentive stock plan
at offering date	—	4	4,026	—	(2,669)	—	1,361
Adjust initial management share
purchases to market value	—	—	1,447	—	—	—	1,447
Incentive stock plan compensation
expense-March 25- June 30, 2004	—	—	—	—	359	—	359
Net loss	—	—	—	—	—	(3,749)	(3,749)
Unrealized change in value on
securities available for sale	—	—	—	(1,303)	—	—	(1,303)
Unrealized gain on derivatives	—	—	—	2,554	—	—	2,554
Realized gain on cash flow hedges	—	—	—	912	—	—	912

Balance at June 30, 2004	$—	$275	$258,950	$4,251	$(2,310)	$(3,749)	$257,417

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	For the six months
	ended June 30,
	2004	2003

Operating activities
Net income (loss)	$(3,749)	$1,266
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	41	73
Amortization of stock based compensation expense	3,167	—
Gain on sale of mortgage loans and securities	—	(5,959)
Loss on derivatives and short sales of securities	724	3,612
Changes in operating assets and liabilities:
Proceeds from sale of mortgage loans	—	83,250
Net principal advanced to borrowers	—	(59,765)
Funds used in hedging and risk management activities	(1,887)	(3,548)
Receivables and other assets	(1,382)	(342)
Loan origination costs	—	50
Securities held for sale	—	453
Structuring fees receivable	532	(958)
Accounts payable and accrued expenses	(1,552)	(933)
Borrower deposits and escrows	1,142	(297)
Due to servicer and dealer	(38)	96

Net cash (used in) provided by operating activities	(3,002)	16,998

Investing activities
Principal advanced to borrowers	(38,342)	—
Principal received from borrowers	5,357	—
Loan origination costs	(4)	—
Purchase of securities held for investment	(69,126)	—
Sale of securities held for investment	20,397	—
Purchases of furniture, fixtures and equipment	(31)	(14)

Net cash used in investing activities	(81,749)	(14)

Financing activities
Repayments under repurchase agreements	(28,765)	(30,652)
Borrowings (repayments) under repurchase agreements to affiliates of member	(59,322)	11,296
Reverse merger	14	—
Net proceeds from equity offering	222,818	—
Repayments of notes payable	—	(275)
Changes in amounts due from affiliates and members	30	278

Net cash provided by (used in) financing activities	134,775	(19,353)

Net (decrease) increase in cash	50,024	(2,369)

Cash and cash equivalents at beginning of period	6,522	5,386

Cash and cash equivalents at end of period	$56,546	$3,017

Supplemental disclosure of noncash operating and financing information
Prepaid expenses and other assets reclassified to public offering costs	$1,040	—
Unrealized gain on cash flow hedges	$2,554	—

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2004 (unaudited)

1.   Organization

Capital Lease Funding, Inc. (the “Company”) was incorporated in the State of Maryland during October 2003, and was formed for the purpose of continuing the existing business operations and acquiring substantially all of the assets and liabilities of Caplease, LP (“LP” or “the Predecessor”). The Company completed this acquisition through a reverse merger and its initial public offering during March 2004. The Company invests in real estate mortgage loans, equity interests in real estate properties, real estate securities and other real estate assets. The Company’s investments primarily consist of real estate related assets that are backed by commercial properties subject to long-term net leases from investment grade and near investment grade credit tenants.

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

In March 2004, the Company sold 23 million shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222 million. The Company had 27,488,070 shares of common stock outstanding at June 30, 2004.

The Company is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As such, it will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. The Company did not declare or pay any dividends for the period ended June 30, 2004.

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

June 30, 2004 (unaudited)

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

Revenue Recognition

Interest income from mortgage loans (including mortgage loans with associated valuation reserves), securities, and structuring fees receivable, are recognized on the accrual basis of accounting. Interest income from securities is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.

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

June 30, 2004 (unaudited)

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

For the three and six months ended June 30, 2004, earnings per share and weighted average shares outstanding include the 250,556 non-vested shares issued under the Company’s stock incentive plan. For the three and six months ended June 30, 2004, earnings per share is computed based on the net income (loss) divided by the weighted average shares outstanding during the period of 27,488,070 and 16,697,378. For the three and six months ended June 30, 2003, earnings per share and shares outstanding are presented on a proforma basis, which assumes that 4,107,934 shares were outstanding during that period. This share number represents the shares of common stock issued to the owners of the Predecessor in exchange for their members’ capital, and the shares sold to certain current and former employees of the Company. Pro forma earnings per share information is computed based on the net income (loss) divided by 4,107,934. There were no potentially dilutive shares of common stock outstanding for the three and six months ended June 30, 2004 and 2003.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2004 (unaudited)

4.   Mortgage Loans

Mortgage loans held for investment at June 30, 2004 and held for sale at December 31, 2003 consist of predominantly investment grade companies with credit ratings generally ranging from AA to BB from Standard & Poor’s:

	June 30, 2004	December 31, 2003

	(unaudited)

Principal	$105,799	$72,370
Premium (discount)	1,190	(740)

Cost basis	106,989	71,630
Mark to fair value on mortgage loans being hedged	—	343

Carrying amount of mortgages	106,989	71,973
Deferred origination fees, net	(211)	(216)

Total	$106,778	$71,757

At both June 30, 2004 and December 31, 2003, the mortgage loans carried interest rates ranging from 4.71% to 8.10%. At June 30, 2004 and December 31, 2003, the weighted average effective interest rate on the mortgage loans, as measured against our cost basis, was 6.60% and 6.36%, respectively.

5.   Securities and Structuring Fees Receivable

Securities available for sale at June 30, 2004 and at December 31, 2003 consist of the following:

	June 30, 2004	December 31, 2003

	(unaudited)
Face amount-CMLBC 2001-CMLB-1, Class H (rated BB-)	$11,907	$11,907
Face amount-CMLBC 2001-CMLB-1, Class J (rated B-)	7,144	7,144
Face amount-CMLBC 2001-CMLB-1, Class K (not rated)	4,766	4,766
Face amount-BSCMS 1999 CLF1, Class E (rated BB)	3,326	3,326
Face amount-BSCMS 1999 CLF1, Class F (rated B-)	2,494	2,494
Face amount-NLFC 1999 LTL1, Class D (rated BBB)	5,000	5,000
Face amount-CMLBC-01 Class G (rated BBB-)	9,526	—
Face amount-CMLBC-01 Class E (rated BBB+)	9,526	—
Face amount-NLFC-99LTL 1, Class E (rated BB-)	11,082	—
Cost-NLFC-99LTL 1, Class X/IO (rated AAA)	10,301	—
Face amount-BACMS 2002-2, Class V-1 (tenant is rated BBB)	338	331
Face amount-BACMS 2002-2, Class V-2 (tenant is rated BBB-)	518	508
Face amount-CREST 2001-1A, Class A (rated AAA)	—	20,397
Corporate bonds	34,785	—
Unearned discount	(24,075)	(17,947)

Cost basis	86,638	37,926
Unrealized appreciation on securities held for sale	843	2,128

Total	$87,481	$40,054

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2004 (unaudited)

At June 30, 2004 and December 31, 2003, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was 7.2% and 7.5%, respectively. Excluding the temporary investment in corporate bonds, the effective interest rate on securities available for sale as measured against their adjusted cost basis is 11.2% at June 30, 2004 and 7.5% at December 31, 2003. The investment in CREST 2001-1A bonds was made during December 2003, and was subsequently sold during January 2004 at cost.

Structuring fees receivable of $4,691 and $5,223 at June 30, 2004 and December 31, 2003, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

The scheduled maturity dates for the Company’s investments in BSCMS series range between December 2023 and May 2028. The scheduled maturity dates for the Company’s investments in CMLBC series range between November 2022 and October 2025. The scheduled maturity dates for the Company’s investments in NLFC series range between April 2022 and January 2026. The scheduled maturity dates for the Company’s investments in BACMS range between September 2019 and January 2021.

Corporate bond investments (with maturities of longer than three months at date of purchase) carry credit ratings ranging from AAA to BBB, and have maturities ranging from July 2004 to September 2004.

6.   Repurchase Agreements

During March 2004 and subsequent to the completion of the Company’s initial public offering, the Company repaid all of the amounts outstanding under its repurchase agreements with Bank of America and Wachovia, in the aggregate principal amount of approximately $79.5 million. There was no activity under these repurchase agreements since the repayments during March 2004.

Weighted average interest rates on the Company’s credit facilities for the 6 months ended June 30, 2004 and 2003 are as follows:

	June 30, 2004	June 30, 2003

Bank of America-mortgage loan repurchase agreements	2.59%	2.79%
Bank of America-CMBS repurchase agreements	1.90%	2.09%
Wachovia-mortgage loan repurchase agreements	2.10%	2.34%
Wachovia-CMBS repurchase agreements	3.10%	3.30%

Since the Company did not have any amounts outstanding under its repurchase agreements for the 3 months ended June 30, 2004, the average rates shown in the above table reflect only the activity for the three months ended March 31, 2004.

As of June 30, 2004 and June 30, 2003, the 1-month LIBOR rate was 1.37% and 1.12%, respectively. As of June 30, 2004, the Company was in compliance with the terms of the repurchase agreements with its warehouse lenders.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2004 (unaudited)

7.   Risk Management Transactions

For the six months ended June 30, 2004, the Company has used risk management transactions consisting of U.S. Treasury and Agency lock transactions (“Locks”), and interest rate swaps.

Prior to the Company’s conversion to a REIT on March 24, 2004, the Company used Locks to hedge the interest rate risk of its fixed rate mortgage loans. As of June 30, 2004, the Company used interest rate swaps to hedge its risk of changes in the interest-related cash outflows on its forecasted future borrowings. The positions are carried on the balance sheet at fair value. In accordance with SFAS 133, the Locks and interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as fair value hedges and cash flow hedges, respectively, for accounting purposes. The effectiveness of these positions designated and qualified as accounting hedges is assessed against the related assets, and any ineffectiveness is recognized through the statement of operations in the current period.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions are as follows:

	June 30, 2004 (unaudited)		December 31, 2003
Description	Notional Amount	Fair value	Notional Amount	Fair value

Interest rate swaps	$190,143	$2,554	$—	$—
Treasury lock agreements	—	—	10,700	189
US Agency lock agreements	—	—	28,700	(673)

Total	$190,143	$2,554	$39,400	$(484)

At June 30, 2004 and December 31, 2003, the Company had hedged the following assets, firm commitments under rate lock agreements, and future borrowings:

	June 30, 2004	December 31, 2003

	(unaudited)
Mortgage loans held for sale (principal amount)	$—	$25,196
Securities held for sale (principal amount)	—	331
Future borrowings (principal amount)	190,143	—

Total assets and liabilities hedged	$190,143	$25,527

The net loss recognized in the loss on derivatives and short sales of securities in the statement of operations for the three months ended June 30, 2004 and June 30, 2003 related to hedge ineffectiveness was $0 and $4, respectively. The net loss recognized in the loss on derivatives and short sales of securities in the statement of operations for the six months ended June 30, 2004 and June 30, 2003 related to hedge ineffectiveness was $0 and $8, respectively. For the three months ended June 30, 2004, the Company did not have any realized gains or losses related to cash flow hedges. For the six months ended June 30, 2004, the Company had realized net gains of $912 related to cash flow hedges that are included in Other Comprehensive Income. Realized gains and losses from cash flow hedges will be amortized against the cost of a future debt issuance.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2004 (unaudited)

8.   Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

9.   Stock Based Compensation

The Company adopted an incentive stock compensation plan for its employees during March 2004. The shares issued in connection with the stock plan are accounted for under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." The Company accounts for stock based compensation using the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations. APB25 requires compensation cost to be measured as the fair value of the Company’s stock less the amount, if any, that the employee is required to pay. During the six months ended June 30, 2004, the Company granted 383,766 shares of common stock to employees and directors, simultaneous with the completion of its public equity offering. Of this total, 129,580 shares were immediately vested on the date of grant. Year to date, 3,630 shares were forfeited as a result of an employee termination. The remaining 250,556 shares vest over the two-year period ending March 24, 2006. For accounting purposes, the Company measures compensation costs for these shares as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period. For the three and six months ended June 30, 2004 compensation expense of $334 and $1,720, respectively, was recorded in the Company’s Consolidated Statements of Operations under "General and administrative—stock based compensation expense."

On November 17, 2003 the Company sold 139,134 shares to certain current and former employees for $0.10 per share. The Company recorded no compensation expense in connection with the issuance of the 139,134 shares since the fair value of the stock was equal to the $0.10 per share purchase price. Upon completion of the Company’s initial public offering on March 24, 2004, the difference between the public offering price per share of $10.50 and the price at which these individuals purchased the shares was recognized as a $1,447 expense (a component of General and administrative—stock based compensation expense) in the Company’s Consolidated Statements of Operations.

10.   Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the three months and six months ended ended June 30, 2004 and 2003 are as follows (also see Note 5):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003

Net income (loss)	$443	$1,173	$(3,749)	$1,266
Unrealized change in value on securities available for sale	(1,624)	812	(1,303)	916
Unrealized gain on derivatives	2,974	—	2,554	—
Realized gain (loss) on cash flow hedges	—	—	912	—

Other comprehensive income (loss)	$1,793	$1,985	$(1,586)	$2,182

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

General

We are a net lease company focused on investing in commercial real estate assets that are net leased primarily to high credit quality corporate, government and not-for-profit tenants. These assets will include mortgage loans (debt) and property purchases (equity). We began our business in 1995 through private equity capital. In March 2004, we completed an initial public equity offering and our stock began trading on the New York Stock Exchange under the symbol “LSE”. We intend to elect to be taxed as a REIT for federal income tax purposes.

Historically, we have operated primarily as a lender using a gain on sale business model, where we sold the loans shortly after origination, either through securitization or whole-loan sales. Our mortgage loans have included traditional long-term credit tenant loans (typically 20 to 25 years), 10-year credit tenant loans and recapitalized loans. While we have historically retained a small number of loans and securities on our balance sheet, in general, loans have only been held in our portfolio for a short period of time. Historically, we have derived our revenues primarily from interest payments on the loans we originate prior to sale and from the sale of those loans to third parties. Our borrowings have been on a short-term basis, and the interest expense on those borrowings was tied to short-term floating interest rates, which are typically lower than long-term fixed-rates.

Since completion of our initial public equity offering in March 2004, we have changed our strategy from that of a gain on sale originator of net lease loans, to a long-term holder of debt, equity and mezzanine net lease assets for investment. In general, as part of our new strategy, we will continue to finance our investments through short-term warehouse facilities on a short term basis and, as soon as practicable thereafter, finance these assets on a secured long-term basis, most often through collateralized debt obligations, or CDOs, but also through warehouse financing, traditional mortgage debt, and other mechanisms. We expect our leverage to average 70% to 80% of our assets.

In March 2004, we raised net proceeds of approximately $222 million in an initial public offering. We are in the process of investing these proceeds in long-term net lease assets and currently have net lease transactions under commitments subject to our due diligence in excess of $250 million. We have invested these proceeds in temporary investments such as money market funds, high-grade corporate bonds, commercial paper and government agency obligations until we identify and close on our long-term net lease investments.

The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2004 and 2003. The historical financial statements represent the combined financial condition and results of operations of our predecessor companies and our subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Mortgage Loans and Other Assets Held for Investment

Prior to our public equity offering, our investments in mortgage loans were treated as investments held for sale and carried on our balance sheet at the lower of cost or market. Subsequent to our public equity offering and in the future, our investments in mortgage loans will be treated and accounted for as long term investments, to the extent that we have the ability and intent to hold the loans for the foreseeable future or until maturity. Otherwise, the loans will continue to be accounted for as held for sale in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” Differences between the carrying amount of the loan and its outstanding principal balance are recognized as an adjustment to yield by the effective interest method. Historically w e originated or purchased mortgage loans for sale, and classified our investments in mortgage loans accordingly. After the completion of our public equity offering, we changed the classification of those assets to that of held for investment. We will be required to periodically evaluate each of these assets for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. As of June 30, 2004, we determined that no loss allowances were necessary on any of the loans in our portfolio.

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

Results of Operations

We made progress in the second quarter as we began to implement our business plan focused on being a long term holder of debt, equity and mezzanine investments in net lease assets. Our focus during the quarter was on: (i) originating mortgage loans and acquiring CTL CMBS (bonds), (ii) establishing the origination contacts and internal processes to coordinate and implement our property acquisition strategy, (iii) identifying and gaining control over property acquisitions, (iv) implementing our marketing program to communicate with the net lease market about the “new full service” CapLease, and (v) beginning the renegotiation and expansion of our existing warehouse line with Wachovia. Many of the assets that we identified in the second quarter will close in the third and fourth quarter of this year and affect our results thereafter.

Comparison of Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

The following discussion compares our operating results for the three months ended June 30, 2004 to the comparable period in 2003.

Revenue

Total revenue decreased $3.6 million or 57%, to $2.8 million. The decrease was primarily attributable to a decrease in gain on sale of mortgage loans, as the Company transitioned from gain on sale to held for investment as a result of our change in strategy and the completion of our initial public offering.

Interest income increased $0.7 million or 33%, to $2.8 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Gain on sale of mortgage loans and securities decreased from $4.4 million to $0. The decrease was due to curtailment on our loan sale activity during 2004.

Other revenue was nominal in both periods.

Expenses

Total expenses decreased $2.9 million or 55%, to $2.4 million. The decrease in expenses was primarily attributable to elimination of financing expense, as well as expenses from derivatives and short sales of securities.

Interest expense, including interest expense to affiliates, on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), decreased from $0.6 million to $0. The elimination of interest expense during the quarter ended June 30, 2004 was a result of our repayment of all amounts outstanding under our secured warehouse lines of credit after the completion of our public offering in March.

Loss on derivatives and short sales of securities decreased from $2.6 million to $0. The elimination of the expense was due to a change in the way we hedge interest rates, after the completion of our public equity offering. Prior to our public offering, we employed fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment. After our public offering date, we terminated all of the outstanding fair value hedges, derivative and short sale positions, and converted to cash flow hedges against our expected future financings.

General and administrative expense decreased $0.1 million, or 3%, to $2.0 million. The decrease was due to small changes in various expenses.

General and administrative expense-stock based compensation of $0.3 million was recognized during the quarter related to the vesting of stock issued under our stock based compensation plan to our employees simultaneous with our public equity offering. Deferred compensation expense related to unvested shares granted is included on the Company’s Consolidated Balance Sheets under “Deferred compensation expense” and will be charged to the Company’s Statement of Operations ratably over the remaining vesting period which ends during March 2006.

Net income (loss)

Net income decreased $0.7 million or 62%, to $0.4 million, as a result of the factors discussed above.

Comparison of Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

The following discussion compares our operating results for the six months ended June 30, 2004 to the comparable period in 2003.

Revenue

Total revenue decreased $5.2 million or 52%, to $4.8 million. The decrease was primarily attributable to a decrease in gain on sale of mortgage loans, as the Company transitioned from gain on sale to held for investment as a result of our change in strategy and the completion of our initial public offering.

Interest income increased $0.7 million or 17%, to $4.7 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Gain on sale of mortgage loans and securities decreased from $6.0 million to $0. The decrease was due to curtailment on our loan sale activity during 2004.

Other revenue was nominal in both periods.

Expenses

Total expenses decreased $0.2 million or 2%, to $8.5 million. The decrease in expenses was primarily attributable to elimination of financing expense, as well as expenses from derivatives and short sales of securities, offset by the expenses for recording stock based compensation expense (a non-cash item), related to the public offering in 2004.

Interest expense, including interest expense to affiliates, on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), decreased $0.5 million or 44%, from $1.2 million to $0.7 million. This was the result of the elimination of interest expense during the quarter ended June 30, 2004 due to our repayment of all amounts outstanding under our secured warehouse lines of credit after the completion of our public offering in March.

Loss on derivatives and short sales of securities decreased $2.9 million or 80% from $3.6 million to $0.7 million. This was primarily the result of the elimination of the expense during the quarter ended June 30, 2004 due to a change in the way we hedge interest rates, after the completion of our initial public offering. Prior to our initial public offering, we employed fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment. After our initial public offering date, we terminated all of the outstanding fair value hedges, derivative and short sale positions, and converted to cash flow hedges against our expected future financings.

General and administrative expense remained constant at $3.9 million, due to small changes in various expenses.

General and administrative expense-stock based compensation of $3.2 million was recognized during the 2004 period. This includes $1.8 million related to the vesting of stock issued under our stock based compensation plan to our employees simultaneous with our public equity offering and $1.4 million recognized during the quarter ended March 31, 2004 related to stock sold to certain current and former employees during November 2003 at a discount to the value per share realized at our public equity offering. Deferred compensation expense related to unvested shares granted is included on the Company’s Consolidated Balance Sheets under “Deferred compensation expense” and will be charged to the Company’s Statement of Operations ratably over the remaining vesting period which ends during March 2006.

Net income (loss)

Net income decreased $5.0 million, to a $3.7 million net loss, as a result of the factors discussed above.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure. We believe FFO is a useful additional measure of our performance because it facilitates an understanding of the operating performance of the Company after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time. In addition, we believe that FFO provides useful information to the investment community about our financial performance as compared to other REITs, since FFO is generally recognized as an industry standard for measuring the operating performance of a REIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income or earnings per share determined in accordance with GAAP as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, the Company’s calculation of FFO may not be comparable to similarly titled measures reported by other companies.

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

For the three and six months ended June 30, 2004, there was no difference between earnings per share and FFO per share (basic and diluted), as there were no reconciling items during these periods. In future periods, where applicable, we will present a reconciliation between earnings per share and FFO per share.

Liquidity and Capital Resources

As of June 30, 2004, we had $56.5 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We believe that our working capital, secured credit facilities and cash provided by operations will be sufficient to allow us to fund our net lease investments, pay distributions necessary to enable us to continue to qualify as a REIT and to fund operations for the next 9 months. We also intend to issue long-term debt in connection with our net lease investments, including our property acquisitions, as an additional source of capital. If our origination and in vestment activities over the next 9 months are greater than currently anticipated, we may seek to finance these investments either through additional borrowings or by raising equity capital, or both.

We expect to meet our short-term liquidity requirements generally through our cash and cash equivalents, temporary investments, cash flow provided by operations, as well as existing secured credit facilities. As of June 30, 2004, we had $300 million available under these credit facilities.

On an ongoing basis, our principal sources of funds to meet our long-term cash requirements, including distributions to stockholders and repayment of our debt obligations, will be our net income from operations, borrowings and issuances of debt and equity securities.

We had no amounts outstanding as of June 30, 2004 under our Bank of America credit facility or our Wachovia credit facilities.

As of June 30, 2004, we were in compliance with the terms of the agreements with our secured lenders. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. However, because our secured credit facilities are uncommitted and are generally terminable at will by the lenders, we cannot make any assurance that these facilities will continue to be available to us. We believe our relationship with our lenders is excellent. We expect to modify and expand our secured credit facilities to reflect our business plan, including modifying the types of permitted collateral, increasing our available borrowing limits, lowering the interest rates we pay and extending the maturity dates of these facilities. We cannot, however, make any assurance that we will be successful in doing so.

The net cash flow provided by (used in) operating activities decreased from $17.0 million in the period ended June 30, 2003, to $(3.0) million for the period ended June 30, 2004. These changes resulted primarily from our lending and loan sale activities during the first quarter of 2003, and our change in classification for cash flows related to our investments in mortgage loans and securities during the first quarter of 2004. Prior to 2004, our lending activities and investments in securities were treated as operating activities, since we were operating primarily as a gain on sale business. For 2004 and forward, our intent is to hold our assets for long-term investments, and as such we have changed the presentation in the cash flow section to reflect cash flows related to those items as investing activities.

Investing activities used $81.7 million during the period ended June 30, 2004, which primarily resulted from net investments in mortgage loans of $33.0 million, and net investments in CMBS and corporate bonds of $48.7 million.

Financing activities for the six months ended June 30, 2004 included net proceeds from our initial public offering of $222.8 million and repayment of our existing debt obligations of $88.1 million. We continue to use the proceeds of that equity offering to fund our investment activities. Cash used in financing activities during the period ended June 30, 2003 was $19.4 million and were primarily borrowings and repayments under our secured warehouse credit facilities.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

In connection with our fixed-rate lending activities, we have entered into derivative and other risk management transactions in order to insulate or hedge the value of our future debt obligations from changes in underlying interest rates during the period between origination and permanent financing of our loans and other net lease assets. Historically, we have done so by entering into Treasury and agency lock transactions, short sales of U.S. government and agency obligations and interest rate swap transactions. In the future, we expect that our derivative and other risk management activities will consist primarily of interest rate swaps. This hedging and other risk management activity appears on our statement of operations as a gain or loss on derivatives and short sales of securities. In the six months ended June 30, 2004, we had $0.7 million in loss on short sales and derivative transactions with no sales of net lease loans. In the six months ended June 30, 2003, we had a $3.6 million loss on short sales and derivative transactions, offset by a $6.0 million gain on the sale of net lease loans. Consistent with the reporting requirements under SFAS No. 133, interest rate swaps are marked to fair value at each reporting date, with a corresponding offset to Other Comprehensive Income (a component of Stockholders’ Equity).

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•   our ability to identify and secure net lease investments;

•   our ability to invest the proceeds of our initial public offering in net lease assets in a timely manner or on acceptable terms;

•   our ability to successfully implement our change in business strategy, including our ability to obtain long-term financing for our net lease assets;

•   changes in our industry, the industries of our tenants, interest rates or the general economy;

•   the success of our hedging strategy;

•   the availability, terms and deployment of capital;

•   the completion of pending net lease loans and/or other net lease investments;

•   demand for our products;

•   impairments in the value of the collateral underlying our investments;

•   the degree and nature of our competition; and

•   legislative or regulatory changes, including changes to laws governing the taxation of REITs.

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

Interest Rate Exposure

Substantially all of our assets have exposures to long-term interest rate movements, primarily the yields on long-term U.S. Treasuries. This includes our mortgage loans and real estate securities. Our hedge and other risk management transactions will also have exposures to movements in interest rates. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect our net income from any investments that we make in net leased real estate, which is the difference between the rental income earned and the interest expense on the liabilities associated with the properties. Changes in the level of interest rates may also affect, among other things, our ability to originate or acquire mortgage loans and securities, real estate properties, and the value of our mortgage loans and other assets.

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

Tenant Credit Rating Exposure

Our mortgage loans and real estate securities are subject to risks due to credit rating changes of the tenants under the related net lease obligations. The credit quality of a particular net lease asset is highly dependent on the credit rating of the related tenant obligor of the net lease. Deterioration in the tenant’s credit rating can lead to changes in the required yield on the related asset, which would result in a lower value for our net lease assets. This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, to a change in general credit spreads. In addition, precipitous declines in the credit rating of a particular tenant prior to our obtaining long-term financing may significantly impede or eliminate our ability to finance the asset.

Fair Values

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2004, and do not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

We held the following interest rate sensitive instruments at June 30, 2004 (dollars in thousands):

	Carrying Amount	Notional Amount	Weighted Average Effective Interest Rate	Maturity Date	Fair Value

Assets:
Mortgage loans (1)	$106,989	$105,799	6.6%	Various	$105,522
Securities available for sale-CMBS (2)	52,476	75,928	11.0%	2019-2028	52,476
Securities-temporary investments (3)	35,005	34,785	1.1%	2004	35,005
Structuring fees receivable (2)	4,691	N/A	8.1%	2010-2020	4,691
Derivative assets (4)	3,332	98,234	N/A	N/A	3,332
Liabilities:
Derivative liabilities (4)	778	91,909	N/A	N/A	778

(1)   This portfolio of mortgage loans bears interest at fixed-rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the mortgage loans range from 2007 through 2033.

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

Scheduled maturities of interest rate sensitive instruments as of June 30, 2004 are as follows:

Expected Maturity Dates
(dollars in thousands, notional amounts where applicable, otherwise carrying amounts)

	2004	2005	2006	2007	2008	thereafter

Mortgage loans	$ 2,800	$ 10,401	$ 11,139	$ 11,828	$ 2,891	$ 66,740
Securities available for sale-CMBS	—	—	—	—	—	75,928
Securities-temporary investments	34,785	—	—	—	—	—
Structuring fees receivable	265	563	609	659	713	1,882
Derivative assets	3,332	—	—	—	—	—
Derivative liabilities	778	—	—	—	—	—

The expected maturity dates shown for mortgage loans and securities available for sale, and structuring fees receivable are based on the contractual terms of the underlying assets. These assets, based on our current operating strategy, are held for investment. Our liabilities with respect to derivative obligations are short-term in nature and, accordingly, are listed in the current period. The material assumptions used to determine fair value are included in footnotes 1 through 4 in the immediately preceding table.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management would have a material adverse effect on its results of operations or financial condition.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 18, 2004 (File No. 333-110644), we issued and sold 20.0 million shares of our common stock, par value $0.01 per share, in an initial public offering. The managing underwriters were Friedman, Billings Ramsey & Co., Inc., Wachovia Capital Markets, LLC and RBC Capital Markets Corporation. As part of the initial public offering, the underwriters were granted an over-allotment option to purchase up to an additional 3.0 million shares of common stock. The underwriters exercised this option in full. In connection with that exercise, we filed a post-effective amendment to the registration statement (File No. 333-113817), which became effective upon filing on March 22, 2004. The aggregate offering price for the 23.0 million shares was $241.5 million. We paid an unde rwriting discount of approximately $16.9 million. On March 24, 2004, the initial public offering closed and we received net proceeds of approximately $224.0 million from the sale, reflecting the aggregate offering price of $241.5 million less an underwriting discount of approximately $16.9 million and expenses paid to the underwriters of approximately $0.6 million.

Through June 30, 2004, we have used those net proceeds as follows:

•   $79.5 million to repay indebtedness;

•   $68.2 million to fund investments in net lease assets;

•   $75 million in temporary investments in money market funds, high grade corporate bonds, commercial paper, and governmental agency obligations;

•   $0.8 million to pay other expenses of the offering; and

•   $0.5 million for working capital purposes.

None of the expenses or uses of proceeds were direct or indirect payments to any directors, officers or general partners of the issuer or their associates or to persons owning 10 percent or more of any class of our equity securities of the issuer or to our affiliates.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

31.1
Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

During the second quarter of our fiscal year ending December 31, 2004, we furnished one report on Form 8-K. This report was furnished on May 13, 2004 and covered Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL LEASE FUNDING, INC.
Registrant

Date: August 10, 2004	/s/ Paul H. McDowell

Paul H. McDowell Chief Executive Officer

Date: August 10, 2004	/s/ Shawn P. Seale

Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer

