Form 10-Q
period 2004-09-30
CAPITAL LEASE FUNDING INC
filed 2004-11-12
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 001-32039

Capital Lease Funding, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-2414533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 Maiden Lane, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code:    (212) 217-6300
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

As of November 12, 2004, there were 27,491,700 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2004 (unaudited) and December 31, 2003

(in thousands)
	As of September 30, 2004	As of December 31, 2003
Assets	Unaudited
Cash and cash equivalents	$12,286	$6,522
Mortgage loans held for sale	–	71,757
Mortgage loans held for investment	181,386	–
Real estate investments, net	100,737	–
Securities available for sale	79,093	40,054
Structuring fees receivable	4,560	5,223
Hedge account margin deposit	–	500
Prepaid expenses and other assets	–	1,040
Amounts due from affiliates and members	–	44
Receivables and other assets	4,784	422
Accrued rental income	142	–
Furniture, fixtures and equipment (net of depreciation)	233	211
Total Assets	$383,221	$125,773
Liabilities and Stockholders' Equity/Members' Capital
Accounts payable and accrued expenses	$1,611	$2,635
Deposits and escrows	23,994	175
Due to servicer and dealers	4,734	347
Repurchase agreement obligations	–	28,765
Repurchase agreement obligation due to affiliates and members	94,812	59,322
Derivative liabilities	7,202	484
Dividends payable	2,749	–
Total Liabilities	135,102	91,728
Commitments and contingencies	–	–
Stockholders' equity/members' capital:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 27,491,700 shares issued and outstanding at September 30, 2004	275	–
Additional paid in capital	256,201	–
Accumulated other comprehensive income (loss)	(4,639)	–
Deferred compensation expense	(1,976)	–
Retained earnings (deficit)	(1,742)	–
Members' capital	–	34,045
Total Stockholders' Equity/Members' Capital	248,119	34,045
Total Liabilities and Stockholders' Equity/Members' Capital	$383,221	$125,773

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Interest income from mortgage loans and securities	$3,830	$1,485	$8,507	$5,488
Gain on sales of mortgage loans and securities	229	3,115	229	9,074
Rental revenue	903	–	903	–
Other revenue	55	7	142	24
Total revenues	5,017	4,607	9,781	14,586
Expenses:
Interest expense	–	145	426	936
Interest expense to affiliates	218	176	449	552
Loss (gain) on derivatives and short sales of securities	–	(530)	724	3,082
General and administrative expenses	2,166	1,125	6,063	4,980
General and administrative expenses-stock based compensation	334	–	3,500	–
Depreciation and amortization expense on real property	240	–	240	–
Loan processing expenses	52	13	121	92
Total expenses	3,010	929	11,523	9,642
Net income (loss)	$2,007	$3,678	$(1,742)	$4,944
Earnings per share (pro forma for 2003)
Net income (loss) per share, basic & diluted	$0.07	$0.90	$(0.09)	$1.20
Weighted average number of common shares outstanding, basic & diluted	27,492	4,108	20,323	4,108
Dividends declared per common share	$0.10	$-	$0.10	$-

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity/Members’ Capital
(unaudited)

	---------------------------Capital Lease Funding, Inc.---------------------------
	Caplease LP	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Expense	Retained Earnings (Deficit)	Total
Balance at December 31, 2003	$34,045	$1	$13	$–	$–	$–	$34,059
Acquisition of Caplease LP	(34,045)	40	31,917	2,088	–	–	–
Issuance of stock-initial public offering	–	230	241,270	–	–	–	241,500
Initial public offering costs	–	–	(19,723)	–	–	–	(19,723)
Issuance of stock-incentive stock plan at offering date	–	4	4,026	–	(2,669)	–	1,361
Adjust initial management share purchases to market value	–	–	1,447	–	–	–	1,447
Incentive stock plan compensation expense-March 25- Sept.30, 2004	–	–	–	–	693	–	693
Net loss	–	–	–	–	–	(1,742)	(1,742)
Dividends declared	–	–	(2,749)	–	–	–	(2,749)
Unrealized change in value on securities available for sale	–	–	–	1,938	–	–	1,938
Unrealized loss on derivatives	–	–	–	(7,202)	–	–	(7,202)
Net realized loss on cash flow hedges	–	–	–	(1,463)	–	–	(1,463)
Balance at September 30, 2004	$0	$275	$256,201	$(4,639)	$(1,976)	$(1,742)	$248,119

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	For the nine months ended September 30,
	2004	2003
Operating activities
Net (loss) income	$(1,742)	$4,944
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	302	92
Amortization of stock based compensation expense	3,500	–
Gain on sale of mortgage loans and securities	(229)	(9,074)
Change in provision for loss on mortgage loans and securities	–	(1,417)
Loss on derivatives and short sales of securities	724	3,082
Change in accrued rental income	(142)	–
Changes in operating assets and liabilities:
Proceeds from sale of mortgage loans	–	127,671
Net principal advanced to borrowers	–	(91,535)
Funds used in hedging and risk management activities	(4,202)	(4,070)
Receivables and other assets	(4,361)	2
Loan origination costs	–	(87)
Securities held for sale	–	469
Structuring fees receivable	663	(687)
Accounts payable and accrued expenses	(1,025)	(1,089)
Deposits and escrows	23,819	31
Due to servicer and dealer	4,388	(196)
Net cash provided by operating activities	21,695	28,136
Investing activities
Proceeds from sale of mortgage loans	8,251	–
Principal advanced to borrowers	(122,968)	–
Principal received from borrowers	7,129	–
Loan origination costs	218	–
Purchase of securities available for sale	(92,970)	–
Sale of securities available for sale	55,868	–
Purchases of real estate investments	(100,977)	–
Purchases of furniture, fixtures and equipment	(83)	(16)
Net cash used in investing activities	(245,532)	(16)
Financing activities
Repayments under repurchase agreements	(28,765)	(33,102)
Borrowing under repurchase agreements to affiliates	95,670	9,286
Repayments under repurchase agreements to affiliates	(60,180)	–
Reverse merger	14	–
Net proceeds from equity offering	222,818	–
Repayments of notes payable	–	(275)
Changes in amounts due from affiliates and members	44	95
Net cash provided by (used in) financing activities	229,601	(23,996)
Net increase in cash	5,764	4,124
Cash and cash equivalents at beginning of period	6,522	5,386
Cash and cash equivalents at end of period	$12,286	$9,510

Supplemental disclosure of noncash operating and financing information
Prepaid expenses and other assets reclassified to public offering costs	$1,040	-
Unrealized loss on cash flow hedges	$(7,202)	-
Dividends declared but not paid	$2,749	-

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2004 (unaudited)

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

In March 2004, the Company sold 23 million shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222 million. The Company had 27,491,700 shares of common stock outstanding at September 30, 2004.

The Company is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As such, it will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. On September 14, 2004, the Company declared a dividend of $0.10 per common share, payable on October 15, 2004 to stockholders of record as of September 30, 2004.

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

Investments in Mortgage Loans

Mortgage loans are secured by long-term real property leases (the majority of whose tenants are investment grade) and mortgages on the underlying real estate. Mortgage loans held for investment are carried at cost (unpaid principal balance adjusted for unearned discount and deferred expenses), and are amortized using the effective interest method. Mortgage loans held for sale without a designated hedge are reported at the lower of cost (unpaid principal balance adjusted for unearned discount and deferred expenses) or market value. Mortgage loans held for sale with a designated hedge are reported at cost, with adjustments to cost for the change in fair value attributable to the hedged risk.

Purchase Accounting for Acquisition of Real Estate

The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2004 (unaudited)

The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including le asing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates buildings and building improvements over periods not exceeding 40 years, land improvements over a 20-year period, and fixtures and equipment over a 12-year period. Direct costs incurred in acquiring properties are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

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

Rental revenue on real estate is recognized in accordance with SFAS No. 13 Accounting for Leases. Rental revenue is recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

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

September 30, 2004 (unaudited)

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

For the three and nine months ended September 30, 2004, earnings per share and weighted average shares outstanding include the 254,186 non-vested shares issued under the Company’s stock incentive plan. For the three and nine months ended September 30, 2004, earnings per share is computed based on the net income (loss) divided by the weighted average shares outstanding during the period of 27,491,700 and 20,322,954. For the three and nine months ended September 30, 2003, earnings per share and shares outstanding are presented on a proforma basis, which assumes that 4,107,934 shares were outstanding during that period. This share number represents the shares of common stock issued to the owners of the Predecessor in exchange for their members’ capital, and the shares sold to certain current and former emplo yees of the Company. Pro forma earnings per share information is computed based on the net income (loss) divided by 4,107,934. There were no potentially dilutive shares of common stock outstanding for the three and nine months ended September 30, 2004 and 2003.

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

4.	Mortgage Loans

Mortgage loans held for investment at September 30, 2004 and held for sale at December 31, 2003 consist of predominantly investment grade companies with credit ratings generally ranging from AA to BB from Standard & Poor’s:

	Sep 30, 2004	Dec 31, 2003
	(unaudited)
Principal	$180,563	$72,370
Premium (discount)	1,257	(740)
Cost basis	181,820	71,630
Mark to fair value on mortgage loans being hedged	–	343
Carrying amount of mortgages	181,820	71,973
Deferred origination fees, net	(434)	(216)
Total	$181,386	$71,757

At both September 30, 2004 and December 31, 2003, the mortgage loans carried interest rates ranging from 4.71% to 8.10%. At September 30, 2004 and December 31, 2003, the weighted average effective interest rate on the mortgage loans, as measured against our cost basis, was 6.68% and 6.36%, respectively.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2004 (unaudited)

5.	Real estate investments

Real estate held for investment subject to net operating leases consisted of the following at September 30, 2004:

As of September 30, 2004
Real estate investments, at cost:	(unaudited)
Land	$14,965
Building and improvements	86,012
Less: Accumulated depreciation	(240)
Real estate investments, net	$100,737

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 2004, the Company recognized $142 of such revenue. At September 30, 2004, the balance of accrued rental income was $142.

During the three months ended September 30, 2004, the Company completed the following real estate acquisitions:

Month Acquired	Tenant or Guarantor	Location	Acquisition Cost	Lease Expires	Net Rentable Square Feet
August	Crozer-Keystone Health System	Ridley, PA	$4,573	2019	22,708
August	AON Corporation	Glenview, IL	85,912	2017	412,409
September	Bobs Store	Randolph, MA	10,492	2014	88,420

			$100,977		523,537

6.	Securities and Structuring Fees Receivable

Securities available for sale at September 30, 2004 and at December 31, 2003 consist of the following:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2004 (unaudited)

	Sep 30, 2004	Dec 31, 2003
	(unaudited)
Face amount-CMLBC 2001-CMLB-1, Class H (rated BB-)	$11,907	$11,907
Face amount-CMLBC 2001-CMLB-1, Class J (rated B-)	7,144	7,144
Face amount-CMLBC 2001-CMLB-1, Class K (not rated)	4,766	4,766
Face amount-BSCMS 1999 CLF1, Class E (rated BB)	3,326	3,326
Face amount-BSCMS 1999 CLF1, Class F (rated B-)	2,494	2,494
Face amount-NLFC 1999 LTL1, Class D (rated BBB)	5,000	5,000
Face amount-CMLBC-01 Class G (rated BBB-)	9,526	–
Face amount-CMLBC-01 Class E (rated BBB+)	9,526	–
Face amount-NLFC-99LTL 1, Class E (rated BB-)	11,082	–
Cost-NLFC-99LTL 1, Class X/IO (rated AAA)	10,117	–
Face amount-Yahoo, Inc 6.65% Certificates (tenant rated BBB-)	17,000	–
CVS Pass Through Certificates (tenant rated A-)	6,204	–
Face amount-BACMS 2002-2, Class V-1 (tenant rated BBB)	353	331
Face amount-BACMS 2002-2, Class V-2 (tenant rated BBB-)	541	508
Face amount-CREST 2001-1A, Class A (rated AAA)	–	20,397
Unearned discount	(23,976)	(17,947)
Cost basis	75,010	37,926
Unrealized appreciation on securities held for sale	4,083	2,128
Total	$79,093	$40,054

At September 30, 2004 and December 31, 2003, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was 9.9% and 7.5%, respectively. The investment in CREST 2001-1A bonds was made during December 2003, and was subsequently sold during January 2004 at cost. During the three months ended September 30, 2004, the Company sold $35.5 million of corporate securities at cost that were held as temporary investments.

Structuring fees receivable of $4,560 and $5,223 at September 30, 2004 and December 31, 2003, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

The scheduled maturity dates for the Company’s investments in BSCMS series range between December 2023 and May 2028. The scheduled maturity dates for the Company’s investments in CMLBC series range between November 2022 and October 2025. The scheduled maturity dates for the Company’s investments in NLFC series range between April 2022 and January 2026. The scheduled maturity dates for the Company’s investments in BACMS range between September 2019 and January 2021. The scheduled maturity date for the Company’s investment in the Yahoo pass-thru certificates is August 10, 2026. The scheduled maturity date for the Company’s investment in the CVS pass-thru certificates is January 10, 2023.

7.	Repurchase Agreements

   During September 2004, the Company entered into a new master repurchase agreement with Wachovia Bank, N.A. to finance its asset investments on a short-term basis prior to obtaining long-term financing. The master repurchase agreement replaces our existing credit facilities with Wachovia Bank. Under the agreement, Caplease, LP and certain of the Company’s other subsidiaries will sell assets to Wachovia Bank and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original purchase price plus accrued but unpaid interest. Each asset financed under the facility will be purchased by Wachovia Bank at a percentage of the asset’s value on the date of origination (the purchase rate) and the Company will pay interest to Wachovia Bank at prevailing short-term interest rates plus a pricing spread. The Company has agreed to a schedule of purchase rates and pricing spreads with Wachovia Bank generally based upon the class and credit rating of the asset financed. The facility is recourse to the Company and Capital Lease Funding, Inc. has agreed to guarantee all obligations of its subsidiaries under the agreement. For financial reporting purposes the Company will characterize all of the borrowings under the facility as on balance sheet financing transactions.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2004 (unaudited)

The repurchase agreement is a $250 million uncommitted facility, meaning Wachovia Bank must agree to each asset financed under the agreement. The facility may be increased to $450 million if requested by the Company and Wachovia Bank agrees.

The agreement expires on September 21, 2005, but may be extended for not more than two successive 364 day periods if requested by the Company and Wachovia agrees.

The Company can finance each of its existing primary products under the agreement, including commercial real estate whole loans, commercial mortgage backed securities (“CMBS”) and acquisitions of commercial real estate. Commercial real estate acquisitions will be financed through mortgage loans made by Caplease to a subsidiary of Caplease formed for the purpose of owning the real property acquired followed by the sale of such mortgage loans to Wachovia under the terms of the facility. Unless otherwise agreed to by Wachovia, for any asset financed under the facility for more than 240 days Wachovia may (a) require that the asset be removed from the facility or (b) require all income generated by the asset be applied to reducing the outstanding balance under the facility.

The agreement includes sublimits on certain asset classes and credit or tenant concentrations. Some of these sublimits will not be effective until the earlier of (i) the first date after $100 million is advanced under the facility or (ii) nine months after the Company enters into the agreement.

If at any time (i) the repurchase price of any financed asset exceeds its asset value (as defined in the agreement), (ii) either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. downgrades any asset financed under the facility or (iii) the aggregate repurchase price of all financed assets exceeds the maximum facility size, Wachovia Bank may require a repurchase of the assets or a contribution of additional cash or other eligible assets to satisfy the difference.

The Company is required to maintain the following financial covenants during the term of the agreement:

•	liquidity (as defined in the agreement) of at least $8 million; and

•	consolidated tangible net worth (as defined in the agreement) of at least $100 million (plus 75% of the aggregate net proceeds from future equity offerings or capital contributions).

Wachovia Investors, Inc., an affiliate of Wachovia Bank, owns approximately 3.7% of the Company’s outstanding common stock. From time to time, the Company may sell net lease assets to, or finance net lease assets on a long-term basis with, Wachovia Bank or its affiliates on what management believes are fair market terms. In addition, Wachovia Bank acts as servicer of the Company’s net lease loan assets and the transfer agent of the Company’s common stock.

Amounts related to the Company’s credit facilities are as follows:

	September 30, 2004			December 31, 2003
	(unaudited)
	BofA	Wachovia	Total	BofA	Wachovia	Total
Collateral face
Mortgage loans	$22,800	$106,467	$129,267	$29,562	$42,808	$72,370
CMBS	–	24,643	24,643	5,000	50,034	55,034
Total	$22,800	$131,110	$153,910	$34,562	$92,842	$127,404

Financing
Mortgage loans	$–	$75,039	$75,039	$26,702	$34,734	$61,436
CMBS	–	19,773	19,773	2,063	24,588	26,651
Total	$–	$94,812	$94,812	$28,765	$59,322	$88,087

Weighted average interest rates on the Company’s credit facilities for the nine months ended September 30, 2004 and 2003 are as follows:

	Sep 30, 2004	Sep 30, 2003
Bank of America-mortgage loan repurchase agreements	2.59%	2.78%
Bank of America-CMBS repurchase agreements	1.90%	2.03%
Wachovia-mortgage loan repurchase agreements	2.14%	2.30%
Wachovia-CMBS repurchase agreements	2.37%	3.24%

As of September 30, 2004 and September 30, 2003, the 1-month LIBOR rate was 1.84% and 1.12%, respectively. As of September 30, 2004, the Company was in compliance with the terms of the repurchase agreements with its warehouse lenders.

8.	Risk Management Transactions

For the nine months ended September 30, 2004, the Company has used risk management transactions consisting of U.S. Treasury and Agency lock transactions (“Locks”), and interest rate swaps.

Prior to the Company’s conversion to a REIT on March 24, 2004, the Company used Locks to hedge the interest rate risk of its fixed rate mortgage loans. As of September 30, 2004, the Company used interest rate swaps to hedge its risk of changes in the interest-related cash outflows on its forecasted future borrowings. The positions are carried on the balance sheet at fair value. In accordance with SFAS 133, the Locks and interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as fair value hedges and cash flow hedges, respectively, for accounting purposes. The effectiveness of these positions designated and qualified as accounting hedges is assessed against the related assets, and any ineffectiveness is recognized through the statement of ope rations in the current period.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions are as follows:

	September 30, 2004		December 31, 2003
	(unaudited)
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$203,338	$(7,202)	$–	$–
Treasury lock agreements	–	–	10,700	189
US Agency lock agreements	–	–	28,700	(673)
Total	$203,338	$(7,202)	$39,400	$(484)

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)
September 30, 2004 (unaudited)

At September 30, 2004 and December 31, 2003, the Company had hedged the following assets, firm commitments under rate lock agreements, and future borrowings:

	Sep 30, 2004	Dec 31, 2003
	(unaudited)
Mortgage loans held for sale (principal amount)	$–	$25,196
Securities held for sale (principal amount)	–	331
Future borrowings (principal amount)	203,338	–
Total assets and liabilities hedged	$203,338	$25,527

     The net loss recognized in the loss on derivatives and short sales of securities in the statement of operations for the three months ended September 30, 2004 and September 30, 2003 related to hedge ineffectiveness was $0 and $4, respectively. The net loss recognized in the loss on derivatives and short sales of securities in the statement of operations for the nine months ended September 30, 2004 and September 30, 2003 related to hedge ineffectiveness was $0 and $8, respectively. For the three months ended September 30, 2004, the Company had realized losses of $2,375 related to cash flow hedges that are included in Other Comprehensive Income. These losses will be amortized over the life of the related financing. For the nine months ended September 30, 2004, the Company had realized net losses of $1,463 related to c ash flow hedges that are included in Other Comprehensive Income. Realized gains and losses from cash flow hedges will be amortized against the cost of a future debt issuance.

9.	Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations. For the nine months ended September 30, 2004 and as of September 30, 2004, the Company has accrued $80 of expenses related to a pending litigation matter. This expense is included in General & Administrative Expense in the Consolidated Statement of Operations, and in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheet.

10.	Stock Based Compensation

The Company adopted an incentive stock compensation plan for its employees during March 2004. The shares issued in connection with the stock plan are accounted for under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." The Company accounts for stock based compensation using the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations. APB25 requires compensation cost to be measured as the fair value of the Company’s stock less the amount, if any, that the employee is required to pay. During the nine months ended September 30, 2004, the Company granted 383,766 shares of common stock to employees and directors, simultaneous with the completion of its public equity offering. Of this total, 129,580 shares were immediately vested on the date of grant. Year to date, 3,630 shares were granted to a new employee, and 3,630 shares were forfeited as a result of an employee termination. The balance of the remaining shares from the stock grants at the Company’s public equity offering (250,556 shares) vest over the two-year period ending March 24, 2006. The shares granted subsequent to the public equity offering date (3,630) vest over a three-year period from the date of initial grant. For accounting purposes, the Company measures compensation cos ts for these shares as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period. For the three and nine months ended September 30, 2004 compensation expense of $334 and $2,053, respectively, was recorded in the Company's Consolidated Statements of Operations under "General and administrative—stock based compensation expense."

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

11.	Rental Income

The Company, through its wholly-owned subsidiaries, is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2019.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse us for the occupancy and operating costs of the properties, or in certain cases to reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2004 for the properties are as follows (in thousands and unaudited):

3 months ending December 31, 2004	$1,797
2005	7,293
2006	7,500
2007	7,714
2008	7,931
Thereafter	70,089
$102,324

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2004 (unaudited)

12.	Unaudited Pro Forma Condensed Consolidated Statements of Operations

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2003, the Company acquired the Aon property described in Note 5-Real Estate Investments (the only significant acquisition during the quarter). Earnings per share are presented using the pro forma shares outstanding during 2003. In management's opinion, all adjustments necessary to reflect the effects of the above transaction have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transaction had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Total revenues	$5,906	$6,329	$14,114	$19,752
Income (loss) from continuing operations	$1,730	$4,012	$(1,354)	$5,949
Income (loss) per basic and diluted common share from continuing operations	$0.06	$0.98	$(0.07)	$1.45

13.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the three months and nine months ended September 30, 2004 and 2003 are as follows (also see Notes 6 and 8):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net income (loss)	$2,007	$3,678	$(1,742)	$4,944
Unrealized change in value on securities available for sale	3,241	812	1,938	916
Unrealized gain (loss) on derivatives	(9,756)	–	(7,202)	–
Realized gain (loss) on cash flow hedges	(2,375)	–	(1,463)	–
Other comprehensive income (loss)	$(6,883)	$4,490	$(8,469)	$5,860

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2004 (unaudited)

14.	Subsequent Events

During October 2004, the Company paid a dividend of $0.10 per common share outstanding, or approximately $2.7 million in aggregate, to its stockholders of record as of September 30.

Subsequent to September 30, 2004 and during October 2004, the Company obtained a $64.8 million non-recourse mortgage financing on one of its property investments located in Glenville, IL, at an effective interest rate (inclusive of related hedge items) of 5.83%. The loan matures in November 2014. The proceeds from this financing will be used by the Company to fund future asset investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

General

We are a net lease company focused on investing in commercial real estate assets that are net leased primarily to high credit quality corporate, government and not-for-profit tenants. These assets include mortgage loans and mortgage backed net lease securities (debt) and property purchases (equity). We began our business in 1995 through private equity capital. In March 2004, we completed an initial public equity offering and our stock began trading on the New York Stock Exchange under the symbol “LSE”. We intend to elect to be taxed as a REIT for federal income tax purposes.

Prior to our initial public equity offering, we operated primarily as a lender using a gain on sale business model, where we sold the loans shortly after origination, either through securitization or whole-loan sales. Our mortgage loans have included traditional long-term credit tenant loans (typically 15 to 25 years), 10-year credit tenant loans and recapitalized loans. While we have historically retained a small number of loans and securities on our balance sheet, in general, loans have only been held in our portfolio for a short period of time. Historically, we have derived our revenues primarily from interest payments on the loans we originate prior to sale and from the sale of those loans to third parties. Our borrowings have been on a short-term basis, and the interest expense on those borrowings was tied to short-term floating interest rates, which are typically lower than long-term fixed-rates.

Since completion of our initial public equity offering in March 2004, we have changed our strategy from that of a gain on sale originator of net lease loans, to a long-term holder of debt, equity and mezzanine net lease assets for investment. In general, as part of our new strategy, we will continue to finance our investments through short-term warehouse facilities on a short term basis and, as soon as practicable thereafter, finance these assets on a secured long-term basis, most often through collateralized debt obligations, or CDOs, but also through warehouse financing, traditional mortgage debt, and other mechanisms. We expect our leverage to average 70% to 85% of our assets. All of our financing transactions are and will continue to be held on balance sheet.

In connection with our initial public equity offering, we raised net proceeds of approximately $223 million. As of September 30, 2004, we had invested those proceeds into approximately $366 million of net lease assets and have begun to leverage our existing portfolio utilizing our existing warehouse credit facilities as we continue to originate additional net lease assets.

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2004 and 2003. The historical financial statements represent the combined financial condition and results of operations of our predecessor companies and our subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Mortgage Loans and Other Assets Held for Investment

Prior to our public equity offering, our investments in mortgage loans were treated as investments held for sale and carried on our balance sheet at the lower of cost or market. Subsequent to our public equity offering and in the future, our investments in mortgage loans will be treated and accounted for as long term investments, to the extent that we have the ability and intent to hold the loans for the foreseeable future or until maturity. Otherwise, the loans will continue to be accounted for as held for sale in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” Differences between the carrying amount of the loan and its outstanding principal balance are recognized as an adjustment to yield by the effective interest method. Historically we originated or purchased mortgage loans for sale, and classified our investments in mortgage loans accordingly. After the completion of our public equity offering, we changed the classification of those assets to that of held for investment. We will be required to periodically evaluate each of these assets for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. As of September 30, 2004, we determined that no loss allowances were necessary on any of the loans in our portfolio.

Purchase Accounting for Acquisition of Real Estate

We allocate the fair value of real estate acquired to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

We determine the fair value of the tangible assets of an acquired property (which includes land, building and improvements) by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements based upon our determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, we record above-market and below-market in-place lease values based on the difference between the current in-place lease rent and an estimate of current market rents.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. We generally depreciate buildings and building improvements over periods not exceeding 40 years, land improvements over a 20-year period, and fixtures and equipment over a 12-year period. Direct costs incurred in acquiring properties are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

Securities Available for Sale

We account for securities held for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We treat our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported on our balance sheet as a component of other comprehensive income or loss. Fair value is based primarily upon our estimates of value, based upon broker quotations where available, yields on assets of similar credit quality and duration, or good faith estimates of those yields. The indicated quotations may be subject to significant variabili ty based on market conditions, including interest rates and spreads. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the equity on our balance sheet. We must also assess whether unrealized losses on securities, if any, reflect a decline in value, which is other than temporary. If so, we must write the impaired security down to its value through a charge to our statement of operations. Significant judgment is required in this analysis. No such write-downs have been made for securities currently in our portfolio.

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

Derivative Instruments and Other Risk Management Transactions

Our derivative instruments and other risk management transactions, which we hold for hedging or other risk management purposes, are carried at fair value pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value is based on market quotations. Fair values of these derivatives are subject to significant variability based on many of the same factors as the securities discussed above. The results of such variability could be a significant increase or decrease in our earnings. Further, if we fail to qualify for hedge accounting treatment, our results of operations m ay suffer because losses on the derivatives we enter into may not be offset by a change in the fair value of the related hedged transaction.

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

Results of Operations

During the third quarter we continued to execute on our business plan as a long-term holder of debt, equity and mezzanine investments in net lease assets.  Our focus during the quarter was on: (i) closing the long dated mortgage loans in our pipeline, (ii) completing the first series of net lease property acquisitions, (iii) completing our renegotiation and expansion to $250 million of our existing warehouse line with Wachovia, (iv) declaring our first e ver dividend of $0.10 per common share, (v) beginning to leverage our net lease portfolio, and (vi) continuing to implement our marketing plan to communicate to the market about our expanded capabilities.

Comparison of Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

The following discussion compares our operating results for the three months ended September 30, 2004 to the comparable period in 2003.

Revenue

Total revenue increased $0.4 million or 9%, to $5.0 million. The increase was primarily attributable to an increase on interest income from mortgage loans and securities, offset by a decrease in gain on sale of mortgage loans, as the Company transitioned from gain on sale to held for investment as a result of our change in strategy and the completion of our initial public offering.

Interest income increased $2.4 million or 159%, to $3.8 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Gain on sale of mortgage loans and securities decreased from $3.1 million to $0.2 million. The decrease was due to curtailment on our loan sale activity during 2004.

Rental revenue increased $0.9 million to $0.9 million. We did not own any investments in real estate during the comparable period in 2003. We closed on our first three property acquisitions during the most recent quarter, and began collecting rental income on those properties.

Other revenue was nominal in both periods.

Expenses

Total expenses increased $2.1 million or 224%, to $3.0 million. The increase in expenses was primarily attributable to an increase in general and administrative expenses, and an increase in loss on derivatives and short sales of securities as compared with the comparable period in 2003.

Interest expense, including interest expense to affiliates, on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), decreased from $0.3 million to $0.2 million. The reduction reflected lower overall levels of financing during the quarter ended September 30, 2004. We operated without any financing for a significant portion of the quarter, as we continued to deploy the remaining proceeds from our initial public offering.

Depreciation and amortization expense on real estate investments increased $0.2 million to $0.2 million, as the Company completed its first three property acquisitions.

Loss (gain) on derivatives and short sales of securities changed from a gain of $0.5 million to $0. The elimination of the gain/expense was due to a change in the way we hedge interest rates, after the completion of our public equity offering. Prior to our public offering, we employed fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment. After our public offering date, we terminated all of the outstanding fair value hedges, derivative and short sale positions, and converted to cash flow hedges against our expected future financings.

General and administrative expense increased $1.0 million, or 93%, to $2.2 million. The increase was primarily the result of higher quarterly accruals related to estimated bonus expense, and higher audit and legal expenses as compared with the same period in 2003. Other increases included increased expenses associated with our change to operating as a public company.

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

Net income (loss)

Net income decreased $1.7 million or 45%, to $2.0 million, as a result of the factors discussed above.

Comparison of Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

The following discussion compares our operating results for the nine months ended September 30, 2004 to the comparable period in 2003.

Revenue

Total revenue decreased $4.8 million or 33%, to $9.8 million. The decrease was primarily attributable to a decrease in gain on sale of mortgage loans, offset by increases in interest income from mortgage loans and securities and increases in rental income.

Interest income increased $3.0 million or 55%, to $8.5 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Gain on sale of mortgage loans and securities decreased from $9.1 million to $0.2 million. The decrease was due to curtailment on our loan sale activity during 2004, as the Company transitioned from gain on sale to held for investment as a result of our change in strategy and the completion of our initial public offering.

Rental income increased $0.9 million to $0.9 million. We did not own any investments in real estate during the comparable period in 2003. We closed on our first three property acquisitions during the most recent quarter, and began collecting rental income on those properties.

Other revenue was nominal in both periods.

Expenses

Total expenses increased $1.9 million or 19%, to $11.5 million. The increase in expenses was primarily attributable to higher levels of general and administrative expenses, offset by a reduction in loss on derivatives and short sales of securities.

Interest expense, including interest expense to affiliates, on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), decreased $0.6 million or 41%, from $1.5 million to $0.9 million. This was the result of lower average borrowing levels during the nine months ended September 30, 2004. After the completion of our initial public offering in March 2004, we repaid all of the amounts outstanding under our various credit facilities. This contributed to the overall reduction in interest expense as compared with the same period in 2003. We began borrowing under these facilities again during August 2004.

Loss on derivatives and short sales of securities decreased $2.4 million or 77% from $3.1 million to $0.7 million. This was primarily the result of the elimination of the expense due to a change in the way we hedge interest rates, after the completion of our initial public offering. Prior to our initial public offering, we employed fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment. After our initial public offering date, we terminated all of the outstanding fair value hedges, derivative and short sale positions, and converted to cash flow hedges against our expected future financings.

General and administrative expense increased $1.1 million or 22% from $5.0 million to $6.1 million, due primarily to increased expenses associated with our change to operating as a public company, including liability insurance.

General and administrative expense-stock based compensation of $3.5 million was recognized during the 2004 period. This includes, $2.1 million related to the vesting of stock issued under our stock based compensation plan to our employees simultaneous with our public equity offering and $1.4 million recognized during the quarter ended March 31, 2004 related to stock sold to certain current and former employees during November 2003 at a discount to the value per share realized at our public equity offering. Deferred compensation expense related to unvested shares granted is included on the Company’s Consolidated Balance Sheets under “Deferred compensation expense” and will be charged to the Company’s Statement of Operations ratably over the remaining vesting period which ends during March 2006.

Depreciation and amortization expense on real estate investments increased $0.2 million to $0.2 million, as the Company completed its first three property acquisitions.

Net income (loss)

Net income decreased $6.7 million, to a $1.7 million net loss, as a result of the factors discussed above.

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

The following table reconciles net income (loss) to the Company’s FFO for the three months and nine months ended September 30, 2004 and 2003 ($000’s):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$2,007	$3,678	$(1,742)	$4,944
Adjustments:
Depreciation and amortization expense on real property	240	–	240	–
Funds from operations	$2,247	$3,678	$(1,502)	$4,944

Weighted average number of common shares outstanding, basic & diluted	27,492	4,108	20,323	4,108
Funds from operations per share	$0.08	$0.90	$(0.07)	$1.20

Gain on sale of mortgage loans and securities	$229	$3,115	$229	$9,074

Liquidity and Capital Resources

As of September 30, 2004, we had $12.3 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared our first dividend of $0.10 per share during the quarter ended September 30, 2004. We believe that our working capital, secured credit facilities and cash provided by operations will be sufficient to allow us to fund our net lease investments, pay distributions necessary to enable us to continue to qualify as a REIT and to fund operations for the next 6 months. We also intend to issue long-te rm debt in connection with our net lease investments, including our property acquisitions, as an additional source of capital. If our origination and investment activities over the next 6 months are greater than currently anticipated, we may seek to finance these investments either through additional borrowings or by raising equity capital, or both.

During September 2004, we entered into a master repurchase agreement with Wachovia Bank, N.A. to finance our asset investments on a short-term basis prior to obtaining long-term financing. The master repurchase agreement replaces our existing credit facilities with Wachovia Bank. Under the agreement, Caplease, LP and certain of our other subsidiaries will sell assets to Wachovia Bank and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original purchase price plus accrued but unpaid interest. Each asset financed under the facility will be purchased by Wachovia Bank at a percentage of the asset’s value on the date of origination (the purchase rate) and we will pay interest to Wachovia Bank at prevailing short-term interest rates plus a pricing spread. We have agree d to a schedule of purchase rates and pricing spreads with Wachovia Bank generally based upon the class and credit rating of the asset financed. The facility is recourse to us and Capital Lease Funding, Inc. has agreed to guarantee all obligations of its subsidiaries under the agreement. For financial reporting purposes we will characterize all of our borrowings under the facility as on balance sheet financing transactions.

The repurchase agreement is a $250 million uncommitted facility, meaning Wachovia Bank must agree to each asset financed under the agreement. The facility may be increased to $450 million if we request and Wachovia Bank agrees.

The agreement expires on September 21, 2005, but may be extended for not more than two successive 364 day periods if we request and Wachovia agrees.

We can finance each of our existing primary products under the agreement, including commercial real estate whole loans, commercial mortgage backed securities (“CMBS”) and acquisitions of commercial real estate. Commercial real estate acquisitions will be financed through mortgage loans made by Caplease to a subsidiary of Caplease formed for the purpose of owning the real property acquired followed by the sale of such mortgage loans to Wachovia under the terms of the facility. Unless otherwise agreed to by Wachovia, for any asset financed under the facility for more than 240 days Wachovia may (a) require us to remove the asset from the facility or (b) require all income generated by the asset be applied to reducing the outstanding balance under the facility.

The agreement includes sublimits on certain asset classes and credit or tenant concentrations. Some of these sublimits will not be effective until the earlier of (i) the first date after $100 million is advanced under the facility or (ii) nine months after we enter into the agreement.

    If at any time (i) the repurchase price of any financed asset exceeds its asset value (as defined in the agreement), (ii) either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. downgrades any asset financed under the facility or (iii) the aggregate repurchase price of all financed assets exceeds the maximum facility size, Wachovia Bank may require us to repurchase assets or contribute additional cash or other eligible assets to satisfy the difference. If required, these payments could be material and could have a material adverse effect on our operations, or on our ability to make further net lease investments.

We are required to maintain the following financial covenants during the term of the agreement:

•	liquidity (as defined in the agreement) of at least $8 million; and

•	consolidated tangible net worth (as defined in the agreement) of at least $100 million (plus 75% of the aggregate net proceeds from future equity offerings or capital contributions).

If we are unable to finance assets under this facility, our ability to continue to execute our business plan could be materially adversely affected.

Wachovia Investors, Inc., an affiliate of Wachovia Bank, owns approximately 3.7% of our outstanding common stock. From time to time, we may sell net lease assets to, or finance net lease assets on a long-term basis with, Wachovia Bank or its affiliates on what we believe are fair market terms. In addition, Wachovia Bank acts as servicer of our net lease loan assets and the transfer agent of our common stock.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash flow provided by operations, as well as existing secured credit facilities. As of September 30, 2004, we had $355 million available under these credit facilities.

On an ongoing basis, our principal sources of funds to meet our long-term cash requirements, including distributions to stockholders and repayment of our debt obligations, will be our net income from operations, borrowings and issuances of debt and equity securities.

While we had no amounts outstanding as of September 30, 2004 under our Bank of America credit facility, we had pledged mortgage loan collateral with a face amount of $22.8 million to Bank of America as collateral under interest rate swap agreements we had in place with them.

We had $94.8 million outstanding as of September 30, 2004 under our Wachovia credit facility, which borrowings were secured by commercial mortgage loans with an aggregate principal balance of $106.5 million, and CMBS with a face amount of $24.6 million.

As of September 30, 2004, we were in compliance with the terms of the agreements with our secured lenders. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with our lenders is excellent. However, because our secured credit facilities are uncommitted and are generally terminable at will by the lenders, we cannot make any assurance that these facilities will continue to be available to us.

Subsequent to September 30, 2004 and during October 2004, we obtained a $64.8 million non-recourse mortgage financing on one of our property investments located in Glenville, IL, at an effective interest rate (inclusive of related hedge items) of 5.83%. The loan matures in November 2014. We expect to use the proceeds from this financing for future asset investments.

The net cash flow provided by (used in) operating activities decreased from $28.1 million in the period ended September 30, 2003, to $21.7 million for the period ended September 30, 2004. These changes resulted primarily from our lending and loan sale activities during the first quarter of 2003, and our change in classification for cash flows related to our investments in mortgage loans and securities during the first quarter of 2004. Prior to 2004, our lending activities and investments in securities were treated as operating activities, since we were operating primarily as a gain on sale business. For 2004 and forward, our intent is to hold our assets for long-term investments, and as such we have changed the presentation in the cash flow section to reflect cash flows related to those items as investing activitie s.

Investing activities used $245.5 million during the period ended September 30, 2004, which primarily resulted from net investments in real estate of $101.0 million, net investments in mortgage loans of $107.6 million and net investments in CMBS and corporate bonds of $37.1 million.

Financing activities for the nine months ended September 30, 2004 included net proceeds from our initial public offering of $222.8 million and the repayment of our debt obligations outstanding as of the public equity offering date of $88.1 million. As of September 30, 2004, we have fully invested the proceeds from our equity offering, and we have begun to use our credit facilities to continue to fund our investment activities. During the three months ended September 30, 2004, our net borrowings under these credit facilities totaled $94.8 million. Cash used in financing activities during the nine months ended September 30, 2003 was $24.0 million and were primarily the result of net borrowings and repayments under our secured warehouse credit facilities.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

In connection with our fixed-rate lending activities, we have entered into derivative and other risk management transactions in order to insulate or hedge the value of our future debt obligations from changes in underlying interest rates during the period between origination and permanent financing of our loans and other net lease assets. Historically, we have done so by entering into Treasury and agency lock transactions, short sales of U.S. government and agency obligations and interest rate swap transactions. In the future, we expect that our derivative and other risk management activities will consist primarily of interest rate swaps. This hedging and other risk management activity appears on our statement of operations as a gain or loss on derivatives and short sales of securities. In the nine months ended Sep tember 30, 2004, we had $0.7 million in loss on short sales and derivative transactions, partially offset by a $0.2 million gain on sales of net lease loans. In the nine months ended September 30, 2003, we had a $3.1 million loss on short sales and derivative transactions, offset by a $9.1 million gain on the sale of net lease loans. Consistent with the reporting requirements under SFAS No. 133, interest rate swaps are marked to fair value at each reporting date, with a corresponding offset to Other Comprehensive Income (a component of Stockholders’ Equity).

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other wor ds of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

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

Interest Rate Exposure

Substantially all of our assets have exposures to long-term interest rate movements, primarily the yields on long-term U.S. Treasuries. This includes our mortgage loans and real estate securities. Our hedge and other risk management transactions will also have exposures to movements in interest rates. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect our net income from any investments that we make in net leased real estate, which is the difference between the rental income earned and the interest expense on the liabilities associated with the properties. Changes in the l evel of interest rates may also affect, among other things, our ability to originate or acquire mortgage loans and securities, real estate properties, and the value of our mortgage loans and other assets.

Credit Spread Curve Exposure

Our mortgage loans and real estate securities are subject to spread risk. The majority of these assets are fixed-rate securities, which are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasuries. Changes in the general credit markets can lead to changes in the required yield on these assets, which would result in a higher or lower value for our mortgage loans and real estate securities. If the required market yields increase as a result of these general credit-market changes, the value of our fixed-rate assets would decline relative to U.S. Treasuries. Conversely, if the required market yields decrease as a result of t hese general credit-market changes, the value of our fixed-rate assets would increase relative to U.S. Treasuries. These changes in the market value of our fixed-rate asset portfolio may affect the equity on our balance sheet or our results of operations directly through provisions for losses on mortgage loans or through unrealized losses on available-for-sale securities. These value changes may also affect our ability to borrow and access capital.

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

Fair Values

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2004, and do not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

We held the following interest rate sensitive instruments at September 30, 2004 (dollars in thousands):

	Carrying Amount	Notional Amount	Weighted Average Effective Interest Rate	Maturity Date	Fair Value
Assets:
Mortgage loans (1)	$181,820	$180,563	6.68%	Various	$183,265
Securities available for sale-CMBS (2)	79,093	98,986	9.90%	2019-2028	79,093
Structuring fees receivable (2)	4,560	N/A	8.1%	2010-2020	4,560
Derivative assets (3)	—	—	N/A	N/A	—
Liabilities:
Derivative liabilities (3)	7,202	203,338	N/A	N/A	7,202

(1)	This portfolio of mortgage loans bears interest at fixed-rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the mortgage loans range from 2007 through 2033.

(2)	This portfolio of securities available for sale and structuring fees receivable consists of CMBS and structuring fees receivable. CMBS represent subordinate interests in securitizations previously completed by us, as well as pass-thru certificates representing senior mortgage debt. Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for the CMBS are shown at their respective face amounts. Fair value for the CMBS is based on third-party quotations, where obtainable, or our estimate of fair value, based on yields of comparably rated securities in the commercial mortgage-backed securities market. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the listed securities held for sale, we receive current monthly interest coupon payments, and contractual principal payments as scheduled. P ayments of principal are being received only on our investments in the Yahoo and CVS pass-thru certificates. Scheduled principal payments on our other CMBS investments begin in 2019.

(3)	These instruments represent hedging and risk management transactions involving interest rate swaps. They have been valued by reference to market quotations from our hedge advisor.

Scheduled maturities of interest rate sensitive instruments as of September 30, 2004 are as follows:

Expected Maturity Dates

(dollars in thousands, notional amounts where applicable, otherwise carrying amounts)

	2004	2005	2006	2007	2008	thereafter
Mortgage loans	$1,469	$11,332	$12,143	$12,900	$4,022	$138,697
Securities available for sale-CMBS	234	960	980	1,020	1,067	94,725
Securities-temporary investments	-	-	-	-	-	-
Structuring fees receivable	134	563	609	659	713	1,882
Derivative assets	-	-	-	-	-	-
Derivative liabilities	7,202	-	-	-	-	-

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

Pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 18, 2004 (File No. 333-110644), we issued and sold 20.0 million shares of our common stock, par value $0.01 per share, in an initial public offering. The managing underwriters were Friedman, Billings Ramsey & Co., Inc., Wachovia Capital Markets, LLC and RBC Capital Markets Corporation. As part of the initial public offering, the underwriters were granted an over-allotment option to purchase up to an additional 3.0 million shares of common stock. The underwriters exercised this option in full. In connection with that exercise, we filed a post-effective amendment to the registration statement (File No. 333-113817), which became effective upon filing on March 22, 2004. The aggregate offering price for the 23. 0 million shares was $241.5 million. We paid an underwriting discount of approximately $16.9 million. On March 24, 2004, the initial public offering closed and we received net proceeds of approximately $224.0 million from the sale, reflecting the aggregate offering price of $241.5 million less an underwriting discount of approximately $16.9 million and expenses paid to the underwriters of approximately $0.6 million.

Through September 30, 2004, we have fully utilized the net proceeds of our initial public offering as follows:

•	$79.5 million to repay indebtedness;

•	$143.2 million to fund investments in net lease assets;

•	$0.8 million to pay other expenses of the offering; and

•	$0.5 million for working capital purposes.

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

CAPITAL LEASE FUNDING, INC.
Registrant

Date: November 12, 2004	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: November 12, 2004	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer

