Form 10-K
period 2004-12-31
CAPITAL LEASE FUNDING INC
filed 2005-03-30
CIK 1057689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

Commission file number 001-32039

CAPITAL LEASE FUNDING, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-2414533 (I.R.S. Employer Identification No.)
110 Maiden Lane, New York, NY (Address of Principal Executive Offices)	10005 (Zip code)

(212) 217-6300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2004, the aggregate market value of the common stock, $0.01 par value per share, of Capital Lease Funding, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $251.0 million, based upon the closing price of $10.40 on the New York Stock Exchange on such date.

As of March 15, 2005, there were 27,501,700 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant's definitive proxy statement for the registrant's 2005 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

* Items 10, 11, 12, 13 and 14 are incorporated by reference herein from the Proxy Statement.

PART I.

Item 1. Business.

Overview

We are an internally-managed specialty finance company that focuses on investing in commercial real estate properties that are leased typically on a long-term basis to primarily single tenants. We concentrate on properties that are leased to high credit quality tenants pursuant to what we call a net lease, where the tenant (rather than the landlord) has the obligation to pay for, or pay for and perform, all or substantially all aspects of the property and its operations during the lease term.

We invest at all levels of the capital structure of net lease properties, including direct investments in real estate (equity) and debt investments (mortgage loans and net lease mortgage-backed securities) and mezzanine investments secured by mortgages or other collateral on net lease properties. Tenants underlying our property investments generally are: (i) large public companies with investment grade or near investment grade ratings from either or both of Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Corporation (“Standard & Poor’s” or “S&P”), (ii) governmental and quasi-governmental entities and (iii) not-for-profit entities. The following tenants are representative of those underlying our current and expected future investments: Aon Corporation, Kohl’s Corporation, Choice Hotels International, CVS Corporation, University of Connecticut Health Center, Koninklijke Ahold N.V., Best Buy Co., Inc., Home Depot USA, Inc., Yahoo, Inc. and General Services Administration. A significant majority of our investments have been and we expect will continue to be in properties net leased to investment grade tenants, although at any particular time our portfolio may not reflect this. As of December 31, 2004, approximately 73.2% of our assets in portfolio involved properties leased to, or leases guaranteed by, companies with an investment grade credit rating. Please see “Portfolio” below for how we define our assets in portfolio.

We were incorporated during October 2003 for the purpose of continuing the existing business operations and acquiring the assets and liabilities of Caplease, LP, the successor-in-interest to Capital Lease Funding, LLC, which has been in the net lease business since 1994. We completed this acquisition in connection with our initial public offering during March 2004. As discussed in more detail below, on March 24, 2004, we completed an initial public offering of 23.0 million shares of our common stock priced to the public at $10.50 per share. As of December 31, 2004, we have fully utilized all of the net proceeds and we are now using leverage.

We are organized and we conduct our operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes. As such, we are generally not subject to federal income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements.

History

We were formed in October 2003 to continue the business of our predecessor, Caplease, LP, the successor-in-interest to Capital Lease Funding, LLC. Prior to our initial public offering, we were focused on originating net lease loan transactions and selling substantially all of the loans we originated, either through whole-loan or small pool sales or through gain-on-sale securitizations.

Our senior management team has worked together for over 10 years and has been an innovator in the net lease marketplace. Since 1996, we have originated, structured and closed approximately $3.0 billion in net lease transactions (primarily debt), involving more than 500 properties with more than 75 credit tenants. We believe we were the first lender to originate and securitize a rated transaction of commercial mortgage loans on properties with long-term, single-tenant net leases to a diverse group of high credit-quality tenants. This first securitization was completed in 1997. We also have played a lead role in working with the rating agencies to develop and implement lease enhancement mechanisms that have improved the ability to finance net lease properties based on the tenant’s credit. Many of these mechanisms are now market standard. Prior to our initial public offering, we participated in four securitizations aggregating approximately $1.5 billion. In addition, we structured or sold in excess of $1.0 billion of loans on a whole-loan basis or in small structured loan pools.

In late 2000, we developed a 10-year credit tenant loan product designed to take advantage of the liquidity and pricing certainty provided by the commercial mortgage-backed securities, or CMBS, and collateralized debt obligation, or CDO markets. We were issued a United States patent for this product in January 2005. Our 10-year credit tenant loan product offers borrowers who own properties subject to shorter-term leases or leases to lower investment grade or near investment grade tenants the maximum leverage and low debt service coverage ratios typically only offered by long-term credit tenant loans.

Change In Strategy

Upon completion of our initial public offering, we made two important changes to our business strategy:

•	expanding our investments beyond just mortgage financing to all levels of the capital structure of net lease properties, including direct acquisitions of net lease real estate properties; and

•	holding our net lease investments in our portfolio generally for the medium to long-term.

Due to our shift in strategy, our net income or loss now depends on the spread between the yields on our assets and our cost to finance those assets, rather than our ability to generate gains from the sale of assets. We receive interest income from property loans that we finance and from the debt securities that we hold, and rental revenue on the properties that we own. Our other income consists of occasional gain-on-sale income, and fees charged to third parties, including our borrowers.

We incur some property level expenses on properties that we own that are not subject to what we call triple-net or bondable net leases. These expenses may include parking lot improvements or repair, roof replacement or repair or other such capital expenses. We also may incur additional property related expenses, such as real estate taxes, insurance and routine maintenance and operating expenses, on properties we own, although we typically pass these expenses through to the underlying tenant pursuant to the net lease. For property acquisitions where we have obligations to maintain and operate the property, we typically retain experienced third-party property managers.

Our Initial Public Offering

Pursuant to a registration statement declared effective by the Securities and Exchange Commission (the “SEC”) on March 18, 2004 (File No. 333-110644), we issued and sold 20.0 million shares of our common stock, par value $0.01 per share, in an initial public offering. The managing underwriters were Friedman, Billings Ramsey & Co., Inc., Wachovia Capital Markets, LLC and RBC Capital Markets Corporation. As part of the initial public offering, the underwriters were granted an over-allotment option to purchase up to an additional 3.0 million shares of common stock. The underwriters exercised this option in full. In connection with that exercise, we filed a post-effective amendment to the registration statement (File No. 333-113817) which became effective upon filing on March 22, 2004. The aggregate offering price for the 23.0 million shares was $241.5 million. On March 24, 2004, the initial public offering closed and we received net proceeds of approximately $224.0 million from the sale, reflecting the aggregate offering price of $241.5 million less an underwriting discount of approximately $16.9 million and expenses paid to the underwriters of approximately $0.6 million, but before other expenses of the offering of approximately $2.2 million, primarily made up of legal and accounting fees.

We have fully utilized the net proceeds of our initial public offering as follows:

•	$79.5 million to repay indebtedness under our short-term warehouse credit facilities;

•	$143.2 million to fund investments in net lease assets;

•	$0.8 million to pay other expenses of the offering; and

•	$0.5 million for working capital purposes.

Net Leases and Net Lease Real Estate Properties

We generally classify net leases into the following four categories:

	Bondable Net Lease	Triple Net Lease	Double Net Lease	Modified Gross Lease
Tenant Responsibility	• Tenant is responsible for all aspects of the property and its operation during the lease term.	• Tenant is responsible for all aspects of the property and its operation during the lease term.
•      Tenant is responsible for all aspects of the property and its operation during the lease term, except that the landlord has the obligation with respect to certain capital expenditures on the property, such as replacement obligations for roof, structure and parking.
• Landlord is responsible for most property related expenses during the lease term, but cost of most of those expenses is passed through to the tenant pursuant to the lease.
Termination Right
•      Tenant can only terminate the lease upon a condemnation, in which case the tenant must offer to purchase the property for at least the then outstanding unpaid principal balance of the loan, plus accrued interest
		• Tenant may have a right to terminate the lease or abate rent due to a casualty (usually in the last few years) or to condemnation of a portion or all of the property.	• Tenant may have a right to terminate the lease or abate rent due to a casualty or condemnation or due to the landlord’s failure to perform its obligations under the lease.	• Tenant may have a right to terminate the lease or abate rent due to a casualty or condemnation or due to the landlord’s failure to perform its obligations under the lease.

When we refer to a net lease property, we mean a real estate property that is leased to a commercial tenant under a net lease.

As of December 31, 2004, we had the following number of asset investments in each net lease category:

		By Segment
	Total	Lending Investments	Operating Net Lease Real Estate
Bondable net leases	13	13	—
Triple net leases	16	13	3
Double net leases	26	23	3
Modified gross leases	2	—	2
	57	49	8

Our Property Acquisition Activity

Our real property acquisitions, all of which have been made since the closing of our initial public offering, have been primarily in properties subject to net leases that fall into one of the above four categories, but also include investments in a limited number of leased properties (one as of December 31, 2004) where we bear the financial risk of operating the property. While our focus continues to be on net lease properties, we expect to make select additional investments in properties where we bear such financial risk in the future. Our investment underwriting on property acquisitions is based on the credit of the underlying tenant and the related lease term and other lease provisions, as well as:

•	the location and type of property (e.g., office or retail);

•	vacancy rates and trends in vacancy rates and demand in the property’s market;

•	an analysis of the rental rates within the market;

•	an analysis of sales prices in the market; and

•	demographics in the property’s market.

Our Loan Origination Activity

Our loan origination activity has historically and we expect will continue to be primarily focused on properties subject to bondable net leases, triple net leases and double net leases. When we refer to a net lease loan, we mean a mortgage loan made to an owner of a commercial property leased to a tenant under a net lease described in the prior sentence. A net lease loan is secured by a first mortgage on a commercial real property subject to a long-term net lease to a tenant, and by a collateral assignment of the lease and all rents due under the lease. Under a net lease loan, the principal credit underlying the loan is the credit of the tenant rather than the credit of the borrower or the liquidation value of the applicable real estate.

Our net lease loan products generally offer commercial real property owners greater loan proceeds than a traditional commercial real estate lender because our underwriting and due diligence process focuses on the value of the cash flow stream generated by the underlying net lease rather than the value of the real property. We may use the specialized lease enhancement mechanisms that we helped to develop to substantially mitigate the risk of a potential interruption in the rental stream due to real estate related events so that triple-net and double-net leases can be evaluated as if they were bondable net leases. Our lease enhancement mechanisms consist primarily of an integrated set of specialized insurance policies, loan documents and various borrower and expense reserve accounts. The specialized insurance policies are generally non-cancelable for the term of the lease, are written for the benefit of the holder of the mortgage and have been designed to protect against risks such as rent abatement or lease termination as a result of a casualty or condemnation event under the underlying net lease.

A properly structured net lease investment and net lease with appropriate lease enhancements can be expected to receive a rating from one or more of the rating agencies equivalent to the unsecured debt rating of the underlying tenant. The expected receipt of that rating improves our ability to finance the loan on a long-term basis through a CDO.

Market Opportunity

We believe that there is a significant market opportunity to earn attractive risk-adjusted returns in the net lease market. We estimate that the total amount of net lease transactions in the United States that would meet our general criteria is approximately $15 billion to $25 billion per year. Corporations and many other users of real estate utilize single tenant properties for a variety of purposes, including office buildings for corporate headquarters and regional operations, industrial facilities for the storage and distribution of goods, and freestanding retail stores such as major discount stores, drug stores and home improvement stores.

Investment yields on high credit quality net lease assets have traditionally exceeded those on comparably rated unsecured bonds (based on our experience in financing these assets since 1996). We believe that these two investments are comparable as they are each subject to the same credit risk (the failure of the underlying tenant or bond issuer). In addition, we believe high credit quality net lease investments present a lower overall risk than unsecured bonds. Our loan investments generally require three distinct triggering events before our cash flows from the investment are interrupted.

Trigger Number 1: Bankruptcy or default of the underlying tenant.

Trigger Number 2: Tenant rejects the underlying lease.

•	Provisions of the U.S. Bankruptcy Code permit the tenant in a Chapter 11 bankruptcy reorganization to assume or reject the lease.

Trigger Number 3: Borrower/owner of the property does not meet its obligations to pay the loan.

•	The borrower/owner may desire to protect its interest in the property (e.g., if the property value exceeds the loan amount or for other strategic reasons).

In addition, if these three triggers occur, we have a mortgage on the property which permits us to foreclose and sell or re-lease the property.

Our real property purchases generally require the first two triggers (but not the third), and if both occur, we, as owner of the property, can sell or re-lease the property.

Corporate Structure

We conduct substantially all of our business operations through our operating partnership, Caplease, LP (the successor-in-interest to Capital Lease Funding, LLC). We own the sole limited partnership interest of Caplease, LP and our wholly-owned subsidiary, CLF OP General Partner LLC, is the sole general partner. We conduct activities that we believe could jeopardize our REIT status, such as our gain-on-sale business, through our taxable REIT subsidiary, Caplease Services Corp. As of December 31, 2004, our company was organized as follows:

Business Segments

Beginning with this annual report on Form 10-K, we have begun reporting our results through two operating segments:

•	lending investments; and

•	operating net lease real estate.

Our 2004 revenues attributable to each segment and segment profit, along with a reconciliation of these amounts to our total revenue and net income, are as follows:

	Lending Investments	Operating Net Lease Real Estate	Corporate/ Unallocated	Total
	(in thousands)
Total revenue	$14,045	$6,356	$603	$21,004
Net income (loss)	10,476	2,150	(11,266)	1,360

Our lending investments business includes our loan business as well as our investments in structured interests and structuring fees receivable.

For fiscal years 2002 and 2003, we were only in the net lease lending business, and all of our revenues and net income were allocated to that segment. See note 18 to our consolidated financial statements.

During 2004, Aon Corporation accounted for approximately $4.2 million, or 20.0%, of our total revenues. As we continue to add assets to our balance sheet and as those assets and existing assets begin to generate income, we expect revenues from our lease with Aon to generate a smaller percentage of our total revenues. Any financial difficulty or bankruptcy resulting in nonpayment or delay of rental payments and other amounts due under our lease with Aon Corporation could have a material adverse effect on our cash flows and operating results.

Our Competitive Strengths

Experienced management team. Our chief executive officer, Paul H. McDowell, our president, William R. Pollert, and our senior vice president, chief financial officer and treasurer, Shawn P. Seale, founded the predecessor to our company in 1994 and have since managed our business. Our chairman, Lewis S. Ranieri, joined us in 1995 in connection with an investment in our company by Hyperion Partners II L.P. Over the years, we have added key senior management personnel, including our senior vice president and chief investment officer, Robert C. Blanz, in 1999, who has significant rating agency experience as a former executive with Standard & Poor’s.

Market expertise. We have recognized expertise in the net lease marketplace and the specialized lease enhancement mechanisms that we helped to develop are now market standard. These lease enhancement mechanisms are discussed in detail above and are designed to mitigate or eliminate the risks associated with the termination or abatement of rent under a net lease for reasons other than the bankruptcy of the underlying tenant. We have worked extensively with Moody’s and Standard & Poor’s to develop rating criteria for net lease financing, and we continue to provide ongoing advice and assistance to these rating agencies on net lease financing issues.

Origination and underwriting capabilities. We have an experienced in-house team of originators and underwriters that originate, structure, underwrite and close our transactions. In addition, we have developed an extensive national network of borrowers, tenants, mortgage brokers, investment sale brokers, lenders, institutional investors and other market participants that helps us to identify and originate a variety of net lease financing and investment opportunities. We also have an in-depth understanding of the real estate and credit risks unique to net lease financing and investment. Prior to funding, we subject each investment we make to a comprehensive due diligence review and the approval of our investment committee. Our investment committee consists of six of our key employees. We also have an investment oversight committee of our board of directors that approves our investments in excess of $50.0 million.

Securitization expertise. We have substantial experience in securitizing net lease assets. Prior to our initial public offering, we generally structured outright sales of pools of our loans to securitization vehicles, commonly referred to as “gain-on-sale” securitizations. In addition to traditional mortgage debt, we now intend to finance our assets over the long-term through CDOs. We completed our first CDO financing in March 2005. A CDO is a form of securitization that is treated as a “financing” for tax and accounting purposes. In a CDO, we retain ownership of the securitized assets through a trust or other bankruptcy remote subsidiary and finance those assets with long-term fixed-rate debt. We seek to match the generally fixed payments on our long-term assets with long-term fixed rate debt, such that changes in prevailing interest rates, credit spreads and the credit quality of the tenant during the term of the debt obligation will not increase our financing costs for those assets. We expect this match-funded strategy to reduce our refinancing risk and to allow us to earn consistent returns on our investments.

Financing relationships. We benefit from our relationships with major financial institutions, including Wachovia Bank, N.A., a significant investor in, and secured warehouse lender to, our company. We currently may borrow up to $250.0 million under our repurchase agreement with Wachovia, provided certain conditions are met. Our relationship with Wachovia has also allowed us to obtain competitive pricing on our long-term traditional mortgage debt financings of property acquisitions.

Our Strategy

Our principal business objective is to generate attractive risk-adjusted investment returns by investing in a broad range of assets. We plan to achieve our objective by focusing on the following core business strategies:

Expanding Net Lease Lending Business. We intend to continue to build on our strong market presence and expanding borrower base to grow origination volume of our existing net lease loan products. Our existing loan products include:

Long-Term Credit Tenant Loans. We offer traditional long-dated fully amortizing (or nearly fully amortizing) or insured balloon loans secured by first mortgages on properties subject to long-term net leases, primarily to investment grade tenants. This product enables a borrower to receive the highest proceeds that a property’s rent payments will support. We expect this type of loan to continue to be our primary loan product. As of December 31, 2004, our portfolio contained $167.8 million of long-term credit tenant loans.

10-Year Credit Tenant Loans. For loans secured by net leases to lower investment grade tenants or near investment grade tenants, or shorter-term leases, we have developed a 10-year credit tenant loan product, for which we have received a United States patent. These loans are bifurcated into two notes, a real estate and a corporate credit note. Both notes are secured by a first mortgage on the underlying real property and an assignment of the lease and payments under the lease. The following summarizes the characteristics of the two notes:

Real Estate Note	Corporate Credit Note
• 70 to 75% of loan amount • Senior claim on real estate • Junior claim on rents in bankruptcy • 10-year term, balloon at maturity • Significant debt service coverage and loan-to-value ratio	• 15 to 20% of loan amount • Junior claim on real estate • Senior claim on rents in bankruptcy • 10-year term, fully amortizing • Provides diversity and favorable yield when placed in a CDO

We typically sell the real estate note to a CMBS conduit promptly following origination, and retain the corporate credit note in our portfolio. As of December 31, 2004, our portfolio contained $13.8 million of corporate credit notes.

Recapitalized Loans. From time to time, as part of our long-term credit tenant loan program, we identify existing loans where we can offer the borrower improved terms, typically by amending the underlying lease to a long-term lease and refinancing or replacing the existing loan. We expect to continue to identify these opportunities in the future. As of December 31, 2004, our portfolio contained $24.9 million of recapitalized loans.

Acquiring Real Properties Net Leased to Credit Tenants. Since our initial public offering, we have purchased net leased properties outright and have made this one of the core components of our business. In doing so, we have drawn on our extensive experience in the net lease business to evaluate tenant credit quality, lease structures and the commercial properties subject to net leases. When we reach our target borrowing level, we anticipate that net lease real estate will constitute approximately 40% to 60% of our assets in portfolio. Management has broad authority to modify this range without stockholder approval. As of December 31, 2004, our portfolio contained $194.5 million of purchased net leased real properties.

Acquiring Structured Interests in Net Lease Assets. We intend to continue to acquire structured interests in net lease assets from time to time. These investments may include CMBS or CDOs issued by our company or others, interest-only classes of CMBS and subordinate, mezzanine and equity interests in encumbered net lease assets. We do not have a policy that limits the amount or percentage we may invest in any asset or any type of asset. When we reach our target borrowing level, we anticipate that these types of real estate securities will constitute approximately 5% to 20% of our assets in portfolio. Management has broad authority to modify this range without stockholder approval. We believe we are well positioned to evaluate these investments due to our expertise with net lease assets. As of December 31, 2004, our portfolio contained $87.8 million of structured interest in net lease assets.

Selectively Developing Net Lease Properties. We have entered into arrangements with experienced real estate developers where we have the right to provide financing of construction and pre-construction costs for up to 20 Walgreen stores to be developed. We believe these investments will offer us the ability to capture above average returns with minimal capital invested and give us an advantage in making the permanent loan on the property, or purchasing our joint venture partner’s interest at completion. Our investments have been and we expect will continue to be in the form of a subordinate loan and an equity interest in the owner and developer of the underlying project. As of December 31, 2004, we have funded loans on five properties for approximately $0.8 million.

Selectively Continuing Gain-on-Sale Transactions. On a limited and opportunistic basis, we intend to continue acquiring and promptly reselling net lease assets for an immediate gain. We will conduct this gain-on-sale business through a taxable REIT subsidiary. Since our initial public offering and through December 31, 2004, we have sold $25.4 million of assets for net gains of approximately $794,000 as part of our 10-year credit tenant loan program.

Leveraging. Our financing goal is to generate interest income from the loans we originate and rental income on the properties we own in excess of the interest costs on our financings. We intend to finance our assets on a long-term basis primarily through fixed-rate financings. We believe that the use of CDO structures and other term securitization structures, as well as traditional mortgage debt, will allow us to enhance returns on our assets, while reducing our exposure to interest rate fluctuations and refinancing risk, and allowing us to earn consistent returns on our investments. Overall, we expect our leverage to average 70% to 85% of our assets in portfolio.

Introducing Value-Added, Innovative Products. As we have done in the past with our 10-year credit tenant loan product, we intend to develop new financing products and identify investment opportunities. As part of our product development strategy, we seek to design products and financing structures to assist us in meeting the specific requirements of our borrowers and tenants earlier in the construction, acquisition and borrowing cycle as a means of expanding and better controlling our asset originations. We also look for ways to expand our existing products. For example, during 2004, we began offering floating rate bridge loans to our borrowers.

Maintaining Flexibility Through Portfolio Model. Since our initial public offering, we have pursued an on-balance sheet portfolio investment strategy, rather than an originate-and-sell strategy to provide us with greater flexibility in all areas of our business to finance and acquire net lease assets that meet our risk-adjusted return criteria.

In addition to the core strategies we have outlined above, over time we intend to grow our fee-based net lease financial advisory services whereby we advise participants in the net lease market, including developers, owners and tenants of, and institutional investors in, net lease assets. We intend to conduct our financial advisory business through a taxable REIT subsidiary. In the future, we intend to explore acting, either directly or through a taxable REIT subsidiary, as a primary servicer, subservicer or special servicer of our asset portfolio. By doing so, we believe we would be afforded greater control over the performance of our portfolio. We presently outsource the servicing of our net lease assets.

Portfolio

Our shift in strategy subsequent to our initial public offering allowed us to invest in net lease assets (including real properties) for the medium to long-term and we plan to continue to invest in these types of assets for investment by leveraging our existing portfolio and with additional funds from future capital raising activity and our operations.

When we discuss our assets in portfolio, we mean the following categories of assets which are included on our balance sheet:

	Balance as of 12/31/04
	(in thousands)
Owned Properties	$194,541
Mortgage Loans	206,510	(1)
Development Loans	837
Structured Interests	87,756
Structuring Fees	4,426
Total	$494,070
_______________
(1)  Reflects our carry value less deferred origination costs of $546.

Owned Properties.

The following is a tabular presentation of the properties that we own and related data as of December 31, 2004.

								(in thousands)(2)
Tenant or Guarantor	Location	Ratings (S&P/Moody’s)(1)	Business Category	Square Feet	Property Type	Purchase Date	Lease Maturity	2005 Estimated Annual Rent(3)	Purchase Price	Book Value as of 12/31/04
Abbott Laboratories	Columbus, OH	AA/A1	Office	111,776	Office	11/2004	10/2016	$893	$12,025	$12,013
Aon Corporation(4)	Glenview, IL	BBB+/Baa2	Office	416,209	Office	8/2004	4/2017	6,151	85,750	85,934
Baxter International, Inc.	Bloomington, IN	A-/Baa1	Office/Whse	125,500	Office/Whse	10/2004	9/2016	790	10,500	10,722
Bob’s Stores, Corp.	Randolph, MA	A-/A3(5)	Retail	88,420	Retail Store	9/2004	1/2014	744	10,450	14,051
Choice Hotels International, Inc.(6)	Silver Spring, MD	BBB-/Baa3	Office	223,912	Office	11/2004	5/2013	4,587	43,500	45,475
Crozer-Keystone Health System	Ridley Park, PA	Private(7)	Medical Office	22,708	Office	8/2004	4/2019	397	4,477	5,139
Department of Veterans Affairs	Ponce, PR	Private(8)	Office	56,500	Office	11/2004	2/2015	1,300	13,600	13,620
Walgreen Co.	Pennsauken, NJ	A+/Aa3	Retail Drug	18,500	Retail Store	11/2004	10/2016	297	3,089	3,239
Walgreen Co.	Portsmouth, VA	A+/Aa3	Retail Drug	13,905	Retail Store	11/2004	7/2018	356	4,165	4,350

Totals								$15,515	$187,556	$194,541
____________
(1)	Ratings represent publicly available long-term corporate credit rating or long-term senior unsecured debt ratings as of December 31, 2004.

(2)	All amounts are rounded to the nearest thousand. Sums may not equal totals due to rounding.

(3)	Reflects annual rent due for 2005 under our lease with the tenant. Does not include expense recoveries or above or below market rent amortization adjustments required by Statement of Financial Accounting Standards No. 141.

(4)	As of December 31, 2004, approximately 2% of the property was leased to one other tenant.

(5)	Represents the credit rating of CVS Corporation, the guarantor of the lease. Bob’s Stores, Corp. is a wholly-owned subsidiary of The TJX Companies, Inc.

(6)	As of December 31, 2004, approximately 29% of the property was leased to six other tenants.

(7)	The credit does not carry public ratings from S&P or Moody’s. The credit’s subsidiary had a Baa2 rating from Moody’s as of December 31, 2004.

(8)	The Department of Veterans Affairs has no public rating from S&P or Moody’s. The Department of Veterans Affairs is an independent establishment of the executive branch of the United States government.

Mortgage Loans.

Our outstanding mortgage loans as of December 31, 2004 are summarized in the following table.

									(in thousands)(2)
										As of 12/31/04
Tenant or Guarantor	Location	Ratings (S&P/ Moody’s)(1)	Business Category	Square Feet	Property Type	Coupon	Lease Expiration	Loan Maturity	Original Principal Balance	Principal Balance	Book Value	Loan to Realty Value(3)
Long-Term Credit Tenant Loans
Autozone, Inc.	Douglas, GA / Valdosta, GA(4)	BBB+/Baa2	Auto Parts Store	13,383	Retail Store	6.50%	6/2023 / 4/2024	11/2022	$2,108	$2,103	$2,103	78%
Best Buy Co., Inc..	Chicago, IL	BBB-/Baa3	Retail	45,720	Retail Store	6.43%	3/2025	3/2025	17,609	17,609	17,609	91%
City of Jasper, TX	Jasper, TX	NR/Baa3	Office	12,750	Office	7.00%	12/2024	11/2024	1,736	1,736	1,681	87%
CVS Corporation	Asheville, NC	A-/A3	Retail Drug	10,880	Retail Store	6.53%	1/2026	1/2026	2,360	2,336	2,405	91%
CVS Corporation	Athol, MA	A-/A3	Retail Drug	13,013	Retail Store	6.46%	1/2025	1/2025	1,502	1,501	1,501	79%
CVS Corporation	Bangor, PA	A-/A3	Retail Drug	13,013	Retail Store	6.28%	1/2026	1/2026	2,521	2,472	2,426	88%
CVS Corporation	Bluefield, WV	A-/A3	Retail Drug	10,125	Retail Store	8.00%	1/2021	1/2021	1,439	1,354	1,493	80%
CVS Corporation	Oak Ridge, NC	A-/A3	Retail Drug	10,880	Retail Store	6.99%	1/2025	8/2024	3,243	3,224	3,224	83%
CVS Corporation	Sunbury, PA	A-/A3	Retail Drug	10,125	Retail Store	7.50%	1/2021	1/2021	1,829	1,699	1,654	81%
CVS Corporation	Washington, DC	A-/A3	Retail Drug	7,920	Retail Store	8.10%	1/2023	1/2023	2,781	2,569	2,760	78%
Home Depot U.S.A., Inc.	Tullytown, PA	Private(5)	Retail	116,016	Retail Store	6.62%	1/2033	1/2033	8,447	8,444	8,444	98%
Home Depot U.S.A., Inc.	Westminster, CO	Private(5)	Retail	107,400	Retail Store	7.50%	7/2018	5/2009	8,500	8,581	8,581	97%
Kohl’s Corporation	Chicago, IL	A-/A3	Retail	133,000	Retail Store	6.69%	9/2030	9/2030	48,270	48,270	48,270	94%
Koninklijke Ahold n.v.	North Kingstown, RI	BB/Ba3	Retail Grocer	125,772	Retail Store	7.50%	11/2025	11/2025	6,794	6,693	6,671	74%
Koninklijke Ahold n.v.	Tewksbury, MA	BB/Ba3	Retail Grocer	58,450	Retail Store	7.50%	1/2027	1/2027	6,625	6,572	6,567	74%
Koninklijke Ahold n.v.	Upper Darby, PA	BB/Ba3	Retail Grocer	54,800	Retail Store	7.29%	4/2024	4/2024	6,889	6,799	6,475	93%
Lowe’s Companies, Inc	Matamoras, PA	A+/A2	Retail	162,070	Retail Store	6.61%	5/2030	5/2030	7,208	7,196	7,196	96%
National City Bank of the Midwest (f/k/a National City Bank of Michigan/Illinois)	Chicago, IL	A+/Aa3	Bank Branch	5,274	Bank Branch	5.89%	12/2024	12/2024	3,114	3,114	3,202	78%
Neiman Marcus Group, Inc	Las Vegas, NV	BBB/Baa2	Retail	167,000	Retail Store	6.06%	11/2022	11/2021	8,267	7,900	8,602	83%
United States Postal Service	Sammon Bay, AK	Private(6)	Post Office	2,080	Post Office	7.05%	10/2021	10/2021	1,015	986	1,008	76%
University of Connecticut Health Center	Farmington, CT	AA/Aa3(7)	Medical	100,000	Medical Office	6.34%	11/2029	11/2024	22,800	22,752	23,667	91%
Walgreen Co.	Dallas, TX(8)	A+/Aa3	Retail Drug	14,550	Retail Store	6.46%	12/2029	12/2029	2,718	2,718	2,718	63%
									167,775	166,628	168,258

(in thousands)(2)
As of 12/31/04
Tenant or Guarantor	Location	Ratings (S&P/ Moody’s)(1)	Business Category	Square Feet	Property Type	Coupon	Lease Expiration	Loan Maturity	Original Principal Balance	Principal Balance	Book Value	Loan to Realty Value(3)
Corporate Credit Notes
Albertson’s, Inc.	Los Angeles, CA	BBB/Baa2	Retail Drug	16,475	Retail Store	6.50%		7/2028	9/2013	437	398	354	85%
Albertson’s, Inc.	Norwalk, CA	BBB/Baa2	Retail Drug	14,696	Retail Store	6.33%		12/2028	12/2013	470	436	430	76%
Best Buy Co., Inc	Olathe, KS	BBB-/Baa3	Retail - Elect.	48,744	Retail Store	5.40%		1/2018	6/2013	1,779	1,595	1,512	86%
Best Buy Co., Inc	Wichita Falls, TX	BBB-/Baa3	Retail - Elect.	30,038	Retail Store	6.15%		1/2017	11/2012	743	631	593	81%
CVS Corporation	Clemmons, NC	A-/A3	Retail Drug	10,880	Retail Store	5.54%		1/2022	1/2015	285	285	271	66%
CVS Corporation	Commerce, MI	A-/A3	Retail Drug	10,880	Retail Store	5.85%		4/2025	5/2013	501	448	429	89%
CVS Corporation	Garwood, NJ	A-/A3	Retail Drug	11,970	Retail Store	6.12%		6/2025	8/2013	879	791	764	87%
CVS Corporation	Kennett Square, PA	A-/A3	Retail Drug	12,150	Retail Store	6.40%		1/2025	10/2012	857	716	685	90%
CVS Corporation	Knox, IN	A-/A3	Retail Drug	10,125	Retail Store	7.60%		1/2024	12/2011	322	250	249	75%
CVS Corporation	Rockingham, NC	A-/A3	Retail Drug	10,125	Retail Store	6.12%		1/2025	10/2013	435	397	386	82%
CVS Corporation	Rutherford College, NC	A-/A3	Retail Drug	10,125	Retail Store	6.12%		1/2025	10/2013	346	321	312	83%
FedEx Ground Package System, Inc.	McCook, IL	Private(9)	Distribution/ Whse/Office	159,699	Distribution/ Whse/Office	5.89%		1/2019	2/2015	2,737	2,737	2,699	86%
FedEx Ground Package System, Inc.	Reno, NV	Private(9)	Distribution/ Whse/Office	106,396	Distribution/ Whse/Office	5.90%		9/2018	10/2014	1,374	1,357	1,341	81%
PerkinElmer, Inc.	Beltsville, MD	BB+/Ba2	Global Tech.	65,862	Light Industrial	7.35%		11/2021	12/2011	707	547	542	86%
PerkinElmer, Inc.	Daytona, FL	BB+/Ba2	Global Tech.	34,196	Light Industrial	7.35%		11/2021	12/2011	321	248	246	82%
PerkinElmer, Inc.	Phelps, NY	BB+/Ba2	Global Tech.	32,700	Light Industrial	7.35%		11/2021	12/2011	299	231	225	90%
PerkinElmer, Inc.	Warwick, RI	BB+/Ba2	Global Tech.	95,720	Light Industrial	7.68%		12/2021	1/2012	939	735	716	87%
Staples, Inc.	Odessa, TX	BBB-/Baa2	Office Supp.	23,942	Retail Store	6.41%		6/2015	9/2012	408	342	321	84%
Walgreen Co.	Delray Beach, FL	A+/Aa3	Retail Drug	15,120	Retail Store	6.20%		1/2021	1/2013	595	508	505	79%
Walgreen Co.	Riverside, CA	A+/Aa3	Retail Drug	12,804	Retail Store	6.10%		10/2028	12/2013	571	529	515	77%
Walgreen Co.	Waterford, MI	A+/Aa3	Retail Drug	14,490	Retail Store	5.50%		1/2023	6/2013	953	842	780	87%
										15,958	14,342	13,872

Recapitalized Loans
Natural Gas Pipeline Company of America	Oak Brook, IL	Private(9)	Natural Gas Transport. & Storage	201,189	Office	5.97%		5/2008	6/2007	15,244	11,724	11,724	47%
Xerox Corporation	El Segundo, CA	BB-/B1	Office	330,266	Office	4.71%	(10)	11/2007	11/2007	16,483	13,202	13,202	27%
										31,727	24,926	24,926

Totals										$215,460	$205,896	$207,056
______________
(1)	Ratings represent publicly available long-term corporate credit rating or long-term senior unsecured debt ratings as of December 31, 2004.

(2)	All amounts are rounded to the nearest thousand. Sums may not equal totals due to rounding.

(3)	All percentages have been rounded to the nearest whole percentage. Loan to Realty Value is the ratio of the principal balance of the loan as of December 31, 2004 to the appraised value of the real estate that secures the loan at the time of the loan. The Loan to Realty Value for each corporate credit note includes the principal balance of the portion of the loan we have sold.

(4)	Represents two loans to the same borrower with the same underlying tenant that are cross-collateralized.

(5)	The credit does not carry public ratings from S&P or Moody’s, but the loan received a private rating in connection with our initial CDO transaction completed in March 2005. The credit’s parent had an AA/Aaa3 rating from S&P and Moody’s as of December 31, 2004.

(6)	The United States Postal Service (“USPS”) has no public rating from either S&P or Moody’s. The USPS is an independent establishment of the executive branch of the United States government. The loan received a private rating from S&P and Moody’s in connection with our initial CDO transaction in March 2005.

(7)	The University of Connecticut Health Center (“UCHC”) is a constituent unit of the University of Connecticut. The financial obligations of the UCHC are binding on the State of Connecticut. The State of Connecticut had a AA and Aa3 rating from S&P and Moody’s, respectively, as of December 31, 2004.

(8)	Represents the first of two fundings on the same loan. The second funding will occur in January 2005.

(9)	This credit does not carry public ratings from S&P or Moody’s, but the loan received a private rating from S&P and Moody’s in connection with our initial CDO transaction completed in March 2005. The credit’s parent had a BBB/Baa2 rating from S&P and Moody’s as of December 31, 2004.

(10)	The coupon is 4.71% through and including December 31, 2004 after which the coupon will be reset monthly at LIBOR plus 3.25%.

Development Loans.

As part of our developer loan program, we have funded loans on five properties as of December 31, 2004. We have agreed to fund up to an aggregate of $2.0 million on these properties, and have funded $0.8 million as of December 31, 2004. These loans are generally mezzanine type loans, meaning our security interest in the owner of the property is junior to another lender’s mortgage on the property.

Structured Interests.

Our structured interests in net lease assets as of December 31, 2004 are summarized in the following table.

			(in thousands)(1)
Security Description	CUSIP No.	Ratings (S&P or Fitch)	Face Amount	Cost	Carry Value	Coupon	Yield(2)
Investments in Commercial Mortgage Loan Securitizations(3)
BSCMS 1999-CLF1, Class E	07383FCC0	BB	$3,326	$2,034	$2,512	7.11%	10.31%
BSCMS 1999-CLF1, Class F	07383FCD8	B-	2,494	1,019	1,019	7.11%	19.00%
CALFS 1997-CTL1, Class D	140281AF3	BBB-	3,000	2,903	2,951	6.16%	6.42%
CMLBC 2001-CMLB-1, Class E	201736AJ4	BBB+	9,526	10,108	11,375	7.88%	6.14%
CMLBC 2001-CMLB-1, Class G	201736AL9	BBB-	9,526	8,760	10,825	7.88%	6.66%
CMLBC 2001-CMLB-1, Class H	201736AM7	BB-	11,907	6,343	8,000	6.25%	10.32%
CMLBC 2001-CMLB-1, Class J	201736AN5	B-	7,144	3,024	3,388	6.25%	14.58%
CMLBC 2001-CMLB-1, Class K	201736AP0	NR	4,766	1,089	1,089	6.25%	29.00%
NLFC 1999-LTL-1, Class D	63859CCK7	BBB	5,000	3,251	5,117	6.45%	6.27%
NLFC 1999-LTL-1, Class E	63859CCL5	BB-	11,081	4,964	6,555	5.00%	10.25%
NLFC 1999-LTL-1, Class IO	63859CCG6	AAA	9,908	9,908	10,164	0.50%	8.51%
Other	Various	BBB	914	682	626	None	11.64	%(4)

Investments in Certificated Loan Transactions(5)
Yahoo, Inc.	984332AC0	BB+	16,999	16,495	17,169	6.65%	6.34%
CVS Corporation.	94999ABV4	A-	6,180	6,966	6,966	8.26%	6.68%

Totals			$101,771	$77,547	$87,756
_______________
(1)	All amounts are rounded to the nearest thousand. Sums may not equal totals due to rounding.

(2)	Represents the yield to maturity, computed using the effective interest method, based on our carry value.

(3)	The interests represent investments in a class of a prior commercial mortgage loan securitization. Class designations are generally descriptive of the security and its relative priority within the securitization (with letters generally reflecting descending priority).

(4)	Represents our average yield to maturity on all included securities.

(5)	Represents loan transactions where our investment is evidenced by a trust certificate.

Structuring Fees Receivable.

As of December 31, 2004, our assets also included approximately $4.4 million of structuring fees receivable from various borrowers on net lease loans we previously originated and then sold. These structuring fees represent cash flows we have the right to receive subsequent to the sale of the loans. We are entitled to receive a monthly income stream out of lease payments on the properties. As of December 31, 2004, all structuring fee payments were current.

Credit Facilities

We utilize secured warehouse credit facilities, also commonly referred to as repurchase agreements, to finance our net lease asset investments on a short-term basis. We currently have a secured warehouse facility with Wachovia Bank, N.A. We have maintained a facility with Wachovia Bank since 2001. Our current aggregate borrowing limit under this agreement is $250.0 million, provided certain conditions described below are met.

As of December 31, 2004, we also had a warehouse facility with Bank of America, N.A., but we chose not to renew it and it expired pursuant to its terms on March 1, 2005.

Wachovia Bank Facility.

During September 2004, we entered into a new master repurchase agreement with Wachovia Bank, N.A. to finance our asset investments on a short-term basis prior to obtaining long-term financing. The master repurchase agreement replaced our existing credit facilities with Wachovia Bank.

Under the new agreement, Caplease, LP and certain of our other subsidiaries sell assets to Wachovia Bank and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original purchase price plus accrued but unpaid interest. Each asset financed under the facility is purchased by Wachovia Bank at a percentage of the asset’s value on the date of origination (the purchase rate) and we pay interest to Wachovia Bank at prevailing short-term interest rates (one-month LIBOR) plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with Wachovia Bank generally based upon the class and credit rating of the asset financed. The facility is recourse to us and we have agreed to guarantee all obligations of our subsidiaries under the agreement. For financial reporting purposes we characterize all of the borrowings under the facility as on balance sheet financing transactions, meaning the assets financed and liabilities we incur will be reported on our balance sheet.

The repurchase agreement is a $250.0 million uncommitted facility, meaning Wachovia Bank must agree to each asset financed under the agreement. The facility may be increased to $450.0 million if requested by us and Wachovia Bank agrees. The agreement expires on September 21, 2005, but may be extended for not more than two successive 364-day periods if requested by us and Wachovia Bank agrees.

We can finance each of our existing primary products under the agreement, including commercial real estate whole loans, CMBS and acquisitions of commercial real estate. Commercial real estate acquisitions will be financed through mortgage loans made by Caplease, LP to a subsidiary of Caplease, LP formed for the purpose of owning the real property acquired followed by the sale of such mortgage loans to Wachovia Bank under the terms of the facility. Unless otherwise agreed to by Wachovia Bank, for any asset financed under the facility for more than 240 days, Wachovia Bank may (a) require that the asset be removed from the facility or (b) require all income generated by the asset be applied to reducing the outstanding balance under the facility.

The agreement includes sublimits on certain asset classes and credit or tenant concentrations. If at any time (i) the repurchase price of any financed asset exceeds its asset value (as defined in the agreement), (ii) either Standard & Poor’s or Moody’s downgrades any asset financed under the facility or (iii) the aggregate repurchase price of all financed assets exceeds the maximum facility size, Wachovia Bank may require a repurchase of the assets or a contribution of additional cash or other eligible assets to satisfy the difference. If required, these payments could be material and could have a material adverse effect on our operations or on our ability to make further net lease investments.

We are required to maintain the following financial covenants during the term of the agreement:

•	liquidity (as defined in the agreement) of at least $8.0 million; and

•	consolidated tangible net worth (as defined in the agreement) of at least $100.0 million (plus 75% of the aggregate net proceeds from future equity offerings or capital contributions).

In addition to being an uncommitted facility, if an event of default (as defined in the agreement) occurs, we will be unable to finance assets under the facility and our obligations to repurchase assets financed under the facility may, at the option of Wachovia Bank, be accelerated. The definition of event of default under the agreement includes the following events:

•	we fail to maintain the above financial covenants;

•	a judgment in excess of $5.0 million in the aggregate is rendered against us and is not satisfied or otherwise stayed within 90 days;

•	we default in the payment of a matured obligation of at least $5.0 million under any indebtedness or material contract; and

•	we default under any indebtedness or material contract in an amount of at least $5.0 million and an acceleration of the maturity under such indebtedness or material contract occurs.

The following summarizes certain information regarding this facility as of December 31, 2004:

	Mortgage Loans	Structured Interests
	(in thousands, except interest rate data)

Unpaid Borrowings	$102,288	$31,543
Face Amount of Collateral	$136,477	$41,130
Scheduled Interest Rate on Assets Financed	One-month LIBOR plus .95%	One-month LIBOR plus .40%-.95%
Weighted Average Interest Rate on Assets Financed	3.34%	3.02%

As of December 31, 2004, we were in compliance with the terms of the agreements with our secured lenders. We believe that we have an excellent relationship with Wachovia Bank. If we are unable to finance assets under our Wachovia Bank facility, our ability to continue to execute our business plan could be materially adversely affected.

Long-Term Financings

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured basis. Long-term financing can be in the form of traditional mortgage debt, CDOs or other debt mechanisms. As of December 31, 2004, we have financed an aggregate of $153.7 million of assets in portfolio on a long-term basis through the issuance or assumption of long-term debt of $110.7 million. All of our long-term debt obligations as of that date represent traditional mortgage debt. We completed our first CDO financing in March 2005. See “Recent Developments—Long-Term Financings.” We expect our leverage to average 70% to 85% of our assets in portfolio.

In a traditional mortgage debt financing, we enter into one or more promissory notes at a fixed rate of interest. The notes typically mature over a long-term period of approximately ten years and debt service is payable monthly. If the financed asset generates a sufficient level of free cash flow after paying our long-term financing cost, we may further finance the asset through issuance of a corporate credit note by our wholly-owned subsidiary that acquired the property to us or one of our other subsidiaries. We expect to separately finance the corporate credit note on a long-term basis, typically along with other assets financed through a CDO. The notes are generally non-recourse to us but are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes generally include non-recourse exceptions for certain losses, damages or expenses to the lender, including those incurred as a result of the following:

•	waste to the mortgaged property or damage to the mortgaged property as a result of our intentional misconduct or gross negligence;

•	the existence of hazardous substances or radon on the mortgaged property or the failure to comply with environmental laws or regulations with respect to the mortgaged property; and

•
a fraud or material misrepresentation committed by us or any person authorized to act on our behalf or the failure of us or anyone authorized to make statements on our behalf to disclose a material fact.

The notes may become fully recourse if we fail to comply with certain covenants prohibiting us from transferring or further encumbering the mortgaged property or requiring us to take (or refrain from taking) various actions in order to preserve the status of our borrower as a single-purpose entity, or the mortgaged property becomes an asset in a bankruptcy proceeding of the borrower.

The notes may be fully amortizing or require a balloon payment at maturity. To the extent the loan requires a balloon payment at maturity, we would expect to refinance that payment at maturity. The notes are typically subject to customary events of default, including the failure to pay principal and/or interest or the determination that any representation or warranty made in the loan documents is false or misleading in any material respect. Upon an event of default, the notes will generally become immediately due and payable, at the option of the payee.

In a typical CDO financing, we will borrow money through a trust or other entity (the CDO) and post or sell assets as collateral, giving the CDO investors a first priority claim on the collateral posted and the right to foreclose on the collateral upon an event of default. In turn, the CDO will issue securities to investors to fund our borrowing. Our borrowing will bear a fixed rate of interest. We will continue to own the assets financed through a CDO and will be entitled to receive cash flows from the assets to the extent they exceed debt service on the CDO. Once the CDO has been established, changes in interest rates, credit spreads or the credit quality of collateral will generally have no impact on cash flows on the CDO collateral or our financing cost under the CDO. We expect that the term of the CDOs we will use will be approximately 10 years.

Asset Pipeline

Loan Pipeline.

Our loan pipeline includes potential loans in various stages of review. We receive requests for net lease financing on a daily basis and generally have from 50 to 100 potential transactions in different stages in our loan origination qualification, pricing and due diligence process at any given time. Once we have reviewed and determined that a lease is financeable under our program, we will, at the borrower’s request, issue a term sheet which briefly outlines the pricing and terms under which we propose to finance the property. Upon acceptance of the term sheet by the borrower, we issue a form of application which sets forth the detailed terms of the transaction. Once the borrower signs an application and delivers it to us with a deposit and the application is accepted, we consider such loans to be loans under commitment or committed loans, subject to our due diligence process and final approval by our investment committee. We generally close a committed loan four to eight weeks after the application is signed. At any time from the date of acceptance of the application until closing, the borrower may lock in the interest rate on the loan by payment of an additional fee.

While we may decline a loan application upon completion of our underwriting process, or the prospective borrower may forfeit its deposit and withdraw the application prior to closing, we believe, based on our experience, that the substantial majority of these committed loans result in closed loans. Furthermore, it has been our experience that once we commit to make a net lease loan and lock in an interest rate (receiving a rate-lock fee), closing of that loan is relatively assured. We believe, also based on our experience, that a significant portion of loans in the application stage and a lesser percentage of loans in the term sheet stage will move into the category of committed loans. Since we receive requests for loan financing daily, our loan pipeline frequently changes as new potential transactions are added and others are removed.

Real Property Pipeline.

Our real property pipeline includes potential acquisitions in various stages of review. We generally have from 5 to 10 potential transactions in different stages in our property acquisition qualification, pricing and due diligence process at any given time. Once we determine a lease to meet our criteria for purchase of the related property, we negotiate an expression of interest or proceed directly to a purchase and sale agreement with the owner for the purchase of the property. The expression of interest does not bind us to purchase, but binds the seller not to accept another offer to purchase the property during our diligence period. We generally seek to negotiate a 30-day due diligence period during which we can terminate our obligations for any reason and receive back any deposit we pay the seller. After that 30-day due diligence period, any deposit we pay the seller typically becomes non-refundable. We seek to close our real property acquisitions four to eight weeks after the expression of interest or purchase and sale agreement is signed.

Origination Network

Loan Origination.

Our principal source of loan origination is our national network of independent mortgage brokers. We have established and maintain relationships with over 2,000 individual mortgage brokers at over 200 mortgage brokerage companies and commercial banks, through which we primarily originate loans. We also originate loans directly to developers and owners or investors in net leased properties. A significant portion of our business is with repeat customers.

Our mortgage brokers operate offices throughout the United States and maintain close working relationships with the property owners they represent and are generally compensated by the property owner. We provide these brokers with ongoing training and information regarding our products. Although these brokers are not required to work exclusively with us, we closely track the volume of assets generated by each.

Mortgage brokers working with net lease products need specialized knowledge and skills not generally required for traditional real estate debt and equity activities. In addition to ongoing training, we routinely meet with mortgage brokers to discuss the latest developments in net lease financing. As part of our efforts to educate our mortgage broker network about net lease financing, we provide bimonthly newsletters, brochures and other written material intended to keep mortgage brokers up to date on the latest underwriting requirements for net lease financings and net leases, lease enhancements, and changes in tenant credit ratings, as well as to provide information on our latest programs.

We maintain a comprehensive marketing, advertising and public relations program that supports our loan origination efforts. The objective of the program is to establish and build our name recognition and credibility as a specialty finance company and to promote our net lease financing programs. We believe, based upon our experience and responses from customers, that we have been successful in achieving our objectives of market awareness and prominence in the net lease market.

In addition to our training and marketing support of mortgage brokers, our executives and staff periodically assist brokers by meeting with owners to explain various aspects of our net lease financing programs, and by assisting in structuring transactions to meet the owner’s requirements. Based upon responses from these brokers as well as our experience, we believe that our ongoing marketing efforts, combined with comprehensive training programs, are key factors not only in creating and maintaining relationships with productive mortgage brokers but also in improving their productivity. Furthermore, we believe that we have streamlined our loan approval process and centralized asset underwriting as well as many transactional and structuring matters to make the origination of our net lease loan assets efficient for brokers. As a result, we believe these mortgage brokers can focus on identifying possible additional owners of net lease assets and facilitating the loan closing process, rather than focusing solely on underwriting each loan.

Property Acquisitions.

Since our initial public offering, we have leveraged our relationships within our loan origination business to develop relationships with approximately 300 investment sale brokers, through which we primarily identify real property for purchase. We also source property acquisition opportunities directly from developers and owners or investors in real estate assets. Because of the inherent synergies among our products, from time to time we identify property acquisition opportunities through our loan origination network and vice versa.

Our property acquisition network is smaller and less specialized than our loan origination network. As a result, we have found that our sources for property acquisition opportunities require less marketing and training efforts than that required in our loan origination business. From time to time, we meet with investment sale brokers to discuss our investment criteria. We also include members of our property acquisition network on distributions of our bimonthly newsletters, brochures and other written materials.

Underwriting Process

Once a prospective net lease financing opportunity or investment is identified, the potential transaction undergoes a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of six of our key employees. The focus of our asset underwriting falls into three primary areas:

•	credit and financial reviews of the tenant as well as an assessment of the tenant’s business, the overall industry segment and the tenant’s market position in the industry;

•	lease quality, including an analysis of the term, tenant termination and abatement rights, landlord obligations and other lease provisions; and

•	a real estate review and analysis.

The credit quality of the tenant under the net lease is at the core of the underwriting of a net lease transaction. Prior to entering into any net lease transaction, our underwriter, assisted by our chief investment officer and chief financial officer as necessary, conducts a review of the tenant’s credit quality. This review may include reviews of publicly available information, including any public credit ratings, audited financial statements, debt and equity analyst reports, and reviews of corporate credit spreads and stock prices.

While we have no defined minimum credit rating or balance sheet size for tenants, we anticipate that a significant majority of the tenants underlying our net lease investments will be public corporations with credit ratings provided by the national statistical rating organizations such as Standard & Poor’s and Moody’s and will be investment grade in credit quality. For those tenants that either carry no rating or carry ratings that are below investment grade, we may conduct additional due diligence, including additional financial reviews of the tenant by us or a third-party provider, if practicable, and a more comprehensive review of the business segment and industry in which the tenant operates.

In addition, with respect to the underlying collateral, we may conduct, or engage a third-party provider to conduct, a more comprehensive review of the real estate, including evaluating alterative uses for the real estate and the costs associated with converting to such alternative uses as well as examining the surrounding real estate market in greater detail.

Assuming that the credit of the tenant under the net lease is satisfactory, a thorough review is then conducted into the quality of the lease, focusing primarily on those provisions of the lease that would permit the tenant to terminate or abate rent prior to the conclusion of the initial lease term. If the lease provides for any tenant abatement or termination rights or landlord’s obligations, those provisions are isolated and appropriate forms of lease enhancements may be applied, including as necessary, specialized insurance, reserves or debt service coverage covenants. In addition, each lease is reviewed by outside counsel and a lease summary is provided to our underwriter for use in underwriting the transaction.

Finally, we conduct a thorough review with respect to the quality of the real estate subject to the net lease. In the case of a loan to a property owner, this due diligence includes a review of the background and financial capabilities of the owner. In all cases, the property is also reviewed from a traditional real estate perspective, including quality of construction and maintenance, location and value of the real estate and technical issues such as title, survey and environmental. As necessary, appraisals and environmental and engineering reports are obtained from third-parties and reviewed by our underwriter and legal counsel.

In the case of structured transactions, our underwriter, assisted by our chief investment officer, chief financial officer, general counsel and other internal and outside advisors, as necessary, thoroughly evaluate the credit, the legal and financial structures and the collateral quality underlying the transaction.

In addition to our review of the quality of any individual transaction, our investment committee also:

•	evaluates our current portfolio, including consideration of how the subject transaction affects asset diversity and credit concentrations in the tenant, industry or credit level;

•
determines whether we can implement appropriate legal and financial structures, including our ability to control the asset in a variety of circumstances, including in the event of a default by the tenant or the borrower, as applicable;

•	evaluates the leveraged and unleveraged yield on the asset and how that yield compares to our target yields for that asset class and our analysis of the risk profile of the investment; and

•	considers our ability to finance the asset under our existing credit structures and whether we can match-fund the asset.

We use integrated systems such as customized software and models to support our decisions on pricing and structuring investments. Before issuing any form of commitment and again before the closing of any transaction, each transaction must be approved by our investment committee. Our investment committee consists of our chief executive officer, president, chief financial officer, chief investment officer, senior vice president, investments and senior vice president, origination. The committee meets frequently and on an as-needed basis to evaluate potential net lease investments.

In addition, we have formed a four-member investment oversight committee of our board of directors which approves all transactions in excess of $50.0 million. All but one member of this committee are not employees of our company. Our underwriting standards are specifically tailored to our investments. As we develop new products, we may emphasize different criteria than we currently emphasize. We also may modify our underwriting standards.

We believe that our standardized underwriting and origination procedures and integrated systems will enable us to manage a large and increasing volume of transactions while maintaining underwriting quality and high levels of service to customers. Our investments require little ongoing management except lease administration, and we believe that we can grow our business without significant expansion of our cost base. As our origination and acquisition volume grows, we expect to continue to improve cost efficiency by modestly expanding our internal loan and asset acquisition closing support staff and relying less on outside service providers.

Underwriting and Surveillance System

We also have created a sophisticated underwriting and on-going asset surveillance system that allows us to:

•	track the status of our assets and asset opportunities;

•	link into a management program that includes the underlying asset origination or acquisition documents;

•	load asset financials from our underwriting files into the system;

•	monitor cash flows on each asset through servicer reports;

•	immediately identify issues such as non-payment of rent and servicer advances of rent or debt service through servicer exception reports;

•	track credit ratings of underlying tenants; and

•	compute CDO coverage and compliance tests.

Through this single system we are able to track and document the entire life-cycle of our assets.

Closing Process

From the time we begin to consider a net lease investment until the investment is closed, the prospective transaction undergoes a variety of defined steps and procedures. In connection with the closing process, we will typically need to rely on certain third parties not under our control, including tenants, borrowers, sellers, warehouse lenders, brokers, outside counsel, insurance companies, title companies, environmental consultants, appraisers, engineering consultants and other product or service providers. Our personnel carefully manage the closing process and have developed a streamlined set of procedures, checklists and relationships with many of the third-party providers with whom we do business on an on-going basis.

As set forth above under “Underwriting Process” above, each transaction goes through a multi-stage underwriting process with reviews by our investment committee both at commitment and immediately prior to closing. Transaction underwriting and the documentary process surrounding it is supported by the use of standardized transaction documents, including closing checklists and loan documents, and is further supported by proprietary underwriting and pricing software. All of our transactions are closed by our in-house closing and underwriting staff, many of whom have more than five years of experience with us. That staff seeks to close our loan transactions four to eight weeks after the application is signed and close property acquisitions four to eight weeks after an expression of interest or purchase and sale agreement is signed, while at the same time maintaining our underwriting standards.

Risk Management Strategy

We believe that exposure to changes in underlying interest rates can have a profound effect on the value (and hence profitability) of our net lease assets while they are held in our portfolio prior to long-term financing. Accordingly, we have employed a risk management strategy to mitigate the effects of movements in underlying interest rates on the value of our net lease assets. We have done so by having derivative and other risk management positions that react in a corresponding but opposite manner to offset changes in the value of our fixed-rate assets due to changes in underlying U.S. Treasury interest rates and, to a lesser degree, swap spreads. For example, as underlying interest rates fall, the value of our fixed-rate asset increases while the value of our derivative and other risk management position declines. Conversely, as underlying interest rates rise, the value of our fixed-rate asset falls while the value of our derivative and other risk management position increases.

Prior to our initial public offering (and REIT qualification), we used risk management transactions consisting of U.S. Treasury and Agency lock transactions to hedge the interest rate risk associated with owning fixed rate mortgage loan assets financed by floating rate debt. Subsequent to our initial public offering (and REIT qualification), we began using forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that we have entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount. As of December 31, 2004, we were hedging our exposure to such variability through February 2015.

We intend generally to continue to seek to manage our interest rate exposure taking into account the cost of such hedging and other risk management transactions and the limitations on hedging and other risk management transactions imposed by the REIT tax rules.

There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, or financial condition. See “Risk Factors—Risks Related to Borrowings” below.

Recent Developments

Asset Investments.

On January 6, 2005, we completed an acquisition of an office and technology center in Hanover Township, Morris County, New Jersey from WXV/Whippany, LLC, an unaffiliated third party, for cash of $48.0 million. The purchase price was determined through arms-length negotiations. The two-story building contains 149,475 square feet of space on 15 acres of land. We financed this acquisition with proceeds from our warehouse facility with Wachovia Bank, N.A. The property is net leased to Cadbury Schweppes Holdings (U.S.), a wholly-owned subsidiary of Cadbury Schweppes PLC, which was, as of December 31, 2004, rated BBB and Baa2 by Standard & Poor’s and Moody’s, respectively. The lease expires in March 2021.

Long-Term Financings.

On February 25, 2005, we obtained long-term financing for the Cadbury Schweppes real property we acquired on January 6, 2005. This financing was obtained through issuance of the following separate promissory notes made by one of our wholly-owned subsidiaries:

Note	Payee	Original Principal Amount	Interest Rate	Maturity Date
Real estate note	Wachovia Bank, N.A.	$36,000,000	5.26%	March 11, 2015
Corporate credit note	Caplease, LP	$4,047,559	5.26%	March 11, 2015

Because the corporate credit note we issued is intercompany debt, it is eliminated from our consolidated financial statements.

On March 10, 2005, we completed a long-term financing through an on-balance sheet collateralized debt obligation, or CDO. Our first CDO financing was effected through the issuance of multi-class notes and preferred shares by our newly formed wholly-owned subsidiary Caplease CDO 2005-1, Ltd. The multi-class notes were co-issued by another newly formed wholly-owned subsidiary, Caplease CDO 2005-1 Corp. The subsidiaries issued 5 classes of investment-grade notes with an aggregate principal amount of $285.0 million and preferred shares with a principal amount of $15.0 million. We retained $31.5 million in principal amount of the securities offered, comprised of the entire principal amount of the three most junior note classes and the preferred shares.

The issuer used the proceeds of the note offering, after payment of fees and expenses and amounts owing in respect of pre-closing financing and hedging arrangements, to acquire a portfolio of assets from our wholly-owned subsidiary, Caplease, LP. We received net proceeds in the transaction of approximately $263.1 million, approximately $206.0 million of which was used to repay our borrowings under our short-term credit facility with Wachovia Bank, N.A. Wachovia Bank is an affiliate of Wachovia Capital Markets, LLC, the initial purchaser of the Class A and Class B notes in the CDO transaction.

The classes of the notes are summarized in the following table:

Class of Notes	Principal Amount/Face Amount as of Closing Date	Percentage of all Securities	Ratings Moody’s/S&P	Stated Maturity	Stated Coupon Rate
A	$252,000,000	84.0%	Aaa/AAA	January 2040	4.926%
B	16,500,000	5.5%	Aa2/AA	January 2040	5.036%
C	9,000,000	3.0%	A2/A-	January 2040	5.406%
D	4,500,000	1.5%	Baa2/BBB	January 2040	6.206%
E	3,000,000	1.0%	Baa3/ BBB-	January 2040	6.606%
	$285,000,000

Our effective blended financing rate (inclusive of debt issuance and hedge costs) on the Class A and Class B notes (the classes we did not retain) is approximately 5.63%.

Class designations are descriptive of the security’s relative priority among the notes (with letters reflecting descending priority). It is anticipated that the notes will be paid well in advance of the stated maturity date in accordance with the priority of payments in the note indenture. The expected maturity date of the notes is in January 2015, when the notes become subject to the auction call procedure described below.

The notes are non-recourse debt obligations of the issuer and co-issuer. The issuer has pledged its rights under the assets acquired from us and certain other assets as security for payment of principal and interest on the notes.

Payments of principal and interest on the notes will be made quarterly. The aggregate amount available for these payments and for certain expenses of the issuer and co-issuer on any payment date will be the sum of interest proceeds and principal proceeds received on the pledged assets during the relevant collection period.

The initial portfolio of pledged assets are summarized below:

Asset Type	Face Value	Percentage
Long-term credit tenant loans	$199,148,746	66.53%
Corporate credit notes	23,893,987	7.98%
Structured interests in net lease assets	61,285,399	20.48%
Mezzanine loan	15,000,000	5.01%
	$299,328,132	100.00%

The transaction includes a five-year reinvestment period that allows the principal proceeds and sale proceeds of the pledged assets to be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

When we sold the pledged assets to the issuer, we made representations and warranties regarding the assets sold. If any of these representations and warranties are inaccurate, we may be compelled to repurchase the subject assets for the sale price plus accrued interest and certain additional charges, if any.

We or one of our wholly-owned subsidiaries will act as collateral manager of the issuer’s assets and will be entitled to a management fee of .20% per annum of the issuer’s outstanding portfolio balance. The payment of 50% of the management fee is senior to payments on the notes and the remaining payment of 50% is junior to payments on the notes.

Subject to certain conditions described in the indenture, in January 2008, and on any interest payment date thereafter, the issuer has the option to redeem the notes and the preferred shares, in whole but not in part, at the direction of holders of at least a majority of the aggregate outstanding notional amount of the preferred shares.

The notes are also subject to a mandatory redemption on any interest payment date on which certain coverage tests set forth in the note indenture are not satisfied. Any mandatory redemption of the notes is to be paid from interest and principal proceeds of the pledged assets in accordance with the priority or payments set forth in the indenture, until the applicable coverage tests are satisfied.

As a result of the above mandatory redemption provisions, we are subject to the risk, as owner of the Class C notes, Class D notes and Class E notes, that interest and principal that would otherwise be payable on these subordinate classes may be redirected to pay principal and interest on the senior note classes.

Beginning in January 2015, the notes and the preferred shares may be redeemed (in whole but not in part) if a successful auction of the underlying collateral is completed in accordance with the terms of the indenture (which requires, among other things, that the cash purchase price for such collateral, together with the balance of eligible investments and cash in certain accounts pledged to secure payment of the notes, is at least equal to the amount necessary to redeem the notes and pay certain other required amounts under the priority of payments set forth in the indenture).

If the notes are not redeemed prior to January 2018, interest that would otherwise become payable on the preferred shares will be redirected to the notes in accordance with the priority or payments set forth in the indenture until the notes are paid in full.

The note indenture includes customary events of default, including upon failure to pay principal or interest when due on the notes and a default in the performance of any covenant or other agreement of the issuer or co-issuer (subject to notice and a cure period). If an event of default occurs and is continuing, the trustee may (and will be required to if directed by a majority in outstanding principal amount of each class of notes, voting as separate classes), declare the principal of, and accrued and unpaid interest on, the notes immediately due and payable.

If an event of default and an acceleration of the notes occur and is continuing, the trustee will:

•	retain the assets and collect all payments on the assets and continue making payments in accordance with the priority among the notes described in the indenture; or

•
if directed to do so by two-thirds of each class of notes (other than notes owned by us), liquidate the assets and make payments on the notes in accordance with the priority among the notes described in the indenture.

To the extent the assets are insufficient to meet payments due on the notes, the obligations of the issuer and the co-issuer will be extinguished.

Competition

We are subject to significant competition in seeking asset investments. We compete with other specialty finance companies, insurance companies, commercial banks, investment banks, savings and loan associations, mortgage bankers, mutual funds, institutional investors, pension funds, other lenders, governmental bodies and individuals and other entities, including REITs. We may face new competitors and, due to our focus on net lease properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we will not encounter the same competitors in each region of the United States.

Many of our competitors will have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. We may also incur costs on unsuccessful acquisitions that we will not be able to recover.

Environmental Matters

Under various federal, state and local environmental laws, a current owner of real estate may be required to investigate and clean up contaminated property. Under these laws, courts and government agencies have the authority to impose cleanup responsibility and liability even if the owner did not know of and was not responsible for the contamination. For example, liability can be imposed upon a property owner based on the activities of a tenant.

In addition to the cost of the cleanup, environmental contamination on a property may adversely affect the value of the property and the ability of the owner to sell, rent or borrow using such property as collateral, and may adversely impact our investment in that property.

Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal of, or transports for disposal or treatment of, a hazardous substance to a property owned by another may be liable for the costs of removal or remediation of the hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. Also, some of these environmental laws restrict the use of a property or place conditions on various activities.

Prior to acquisition of or foreclosure on a property, we obtain Phase I environmental reports. These reports are prepared in accordance with an appropriate level of due diligence based on our underwriting standards and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property and nearby or adjoining properties. We may also require a Phase II investigation which may require limited subsurface investigations and tests for substances of concern where the results of the Phase I environmental reports or other information indicates possible contamination or where our consultants recommend such procedures.

We believe that our portfolio is in compliance in all material respects with all federal, state and local laws and regulations regarding hazardous or toxic substances and other environmental matters.

Employees

As of December 31, 2004, we had 23 employees. We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and Standard & Poor’s. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

We are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

We also make available free of charge on or through our Web site (www.caplease.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting www.caplease.com /investor/sec.html.

The information on our web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Cautionary Statement Regarding Forward-Looking Statements

We may from time to time make written or oral forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to invest in additional net lease assets in a timely manner or on acceptable terms;

•	adverse changes in the financial condition of the tenants underlying our net lease investments;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	the availability, terms and deployment of capital, including our ability to raise additional capital to invest in net lease assets and to obtain long-term financing for our assets;

•	the completion of pending net lease loans and/or other net lease investments;

•	demand for our products;

•	impairments in the value of the collateral underlying our investments;

•	the degree and nature of our competition; and

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs.

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

Item 2.  Properties.

We presently lease office space at 110 Maiden Lane, New York, New York 10005. This lease expires on May 31, 2006. We also lease a sales office in Laguna Hills, California.

Item 3.  Legal Proceedings.

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2004.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock began trading on the New York Stock Exchange (“NYSE”) on March 19, 2004 under the symbol “LSE.” On February 15, 2005, the reported closing sale price per share of common stock on the NYSE was $12.25 and there were approximately 1,400 holders of record of our common stock.

The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year 2004	Low	High
March 19-March 31, 2004	$12.50	$13.50
Second Quarter	9.57	13.04
Third Quarter	9.10	11.70
Fourth Quarter	10.62	12.92

Dividend Policy and Distributions

In order to qualify as a REIT, we must distribute to our stockholders an amount at least equal to:

•	90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain); plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less

•	any excess non-cash income (as determined under the Code).

To the extent that we distribute at least 90%, but less than 100% of our REIT taxable income, we are subject to corporate income tax on our undistributed taxable income.

In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year, and (iii) 100% of our undistributed taxable income from prior years.

We intend to continue to make quarterly distributions to holders of our common stock in amounts sufficient to avoid corporate income tax and the 4% excise tax. Since our initial public offering, we have declared three quarterly distributions to holders of our common stock, as follows:

Quarter Ended	Dividend Payment Date	Dividend per Share
September 30, 2004	October 15, 2004	$0.10
December 31, 2004	January 14, 2005	0.15
March 31, 2005	April 15, 2005	0.18

Distributions are authorized by our board of directors and declared by us, out of assets legally available, based upon a variety of factors deemed relevant by our directors, including the following:

•	actual results of operations;

•	debt service requirements;

•	our taxable income;

•	the annual distribution requirement under the REIT provisions of the Code;

•	our operating expenses; and

•	other factors that our board of directors may deem relevant.

No assurance can be given that our distribution policy will not change in the future. Our ability to pay distributions to our stockholders depends, in part, upon receipt of required payments on our loans, lease payments on our properties, payments on securities we hold, advisory fees and other revenues. Distributions to our stockholders are generally taxable to our stockholders as ordinary dividend income to the extent we have current or accumulated earnings and profits. To the extent not inconsistent with maintaining our REIT status, we may maintain accumulated earnings of our taxable REIT subsidiaries in such entities.

Item 6.  Selected Financial Data.

The following selected historical financial information for the five years ended December 31, 2004 is derived from our audited consolidated financial statements and those of our predecessor, Caplease, LP (the successor-in-interest to Capital Lease Funding, LLC) and its consolidated subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statement of operations data
Revenues:
Interest income from mortgage loans and securities	$13,589	$7,317	$8,092	$9,313	$15,480
Gain-on-sales of mortgage loans and securities	794	11,652	10,051	21,565	2,106
Rental revenue	4,287	—	—	—	264
Property expense recoveries	1,608	—	—	—	—
Other revenue	726	151	343	321	57
Total revenues	21,004	19,120	18,486	31,199	17,907
Expenses:
Interest expense	2,768	1,220	2,142	5,882	13,247
Interest expense to affiliates	—	838	659	1,273	442
Property expenses	1,761	—	—	—	—
Net loss on derivatives and short sales of securities	724	3,129	7,729	11,954	11,985
Loss on securities	247	—	—	—	—
Provision for loss on mortgage loans	—	—	—	—	2,000
Impairment on investment in Bedford	—	—	—	—	1,669
General and administrative expenses	8,833	7,186	6,966	7,794	7,372
General and administrative expenses - stock based compensation	3,825	—	—	—	—
Depreciation and amortization expense on real property	1,281	—	—	—	—
Loan processing expenses	196	114	158	232	153
Total expenses	19,635	12,487	17,654	27,135	36,868
Income (loss) before provision for income taxes	1,369	6,633	832	4,064	(18,961)
Provision for income taxes	9	—	—	—	—
Net income (loss)	$1,360	$6,633	$832	$4,064	$(18,961)

Earnings per share (pro forma for all years other than 2004):
Net income (loss) per share, basic and diluted	$0.06	$1.61	$0.20	$0.99	$(4.62)
Weighted average number of shares outstanding, basic and diluted	22,125	4,108	4,108	4,108	4,108
Dividends declared per share	$0.25	$—	$—	$—	$—

Other data
Cash flows from operating activities	$10,716	$(10,743)	$3,774	$234,057	$(172,227)
Cash flows from investing activities	(349,656)	(69)	846	(1,084)	36
Cash flows from financing activities	363,139	11,948	(10,773)	(224,265)	169,771

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance sheet data
Cash and cash equivalents	$30,721	$6,522	$5,386	$11,539	$2,831
Securities available for sale	87,756	40,054	20,348	13,963	20,342
Structuring fees receivable	4,426	5,223	4,794	5,231	111
Mortgage loans held for sale	—	71,757	77,716	83,883	311,919
Mortgage loans held for investment	207,347	—	—	—	—
Real estate investments, net	194,541	—	—	—	—
Real estate investments consolidated under FIN 46	48,000	—	—	—	—
Total assets	581,702	125,773	112,276	129,473	444,077
Repurchase agreement obligations	133,831	88,087	76,116	86,658	304,692
Mortgages on real estate investments	111,539	—	—	—	—
Stockholders’ equity/members’ capital	253,264	34,045	27,775	25,066	5,428

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

General

We are a net lease company focused on investing in commercial real estate assets that are leased typically on a long-term basis primarily to high credit quality corporate, government and not-for-profit tenants. These assets will include mortgage loans and mortgage backed net lease securities (debt) and direct investments in real estate (equity). We began our business in 1995 through private equity capital. In March 2004, we completed an initial public offering and our common stock began trading on the New York Stock Exchange under the symbol “LSE.” We intend to elect to be taxed as a REIT for federal income tax purposes.

Prior to our initial public offering, we operated primarily as a first mortgage lender using a gain on sale business model, where we sold the loans without retaining any interest in them after origination, either through securitization or whole-loan sales. Our mortgage loans have included traditional long-term credit tenant first mortgage loans (typically 15 to 25 years), 10-year credit tenant loans and a few development type loans and recapitalized loans. Prior to our initial public offering, we historically retained a small number of loans and securities on our balance sheet, though in general, loans had only been held in our portfolio for a short period of time prior to sale. During this period, we derived our revenues primarily from interest payments on the loans we originated prior to sale and from the sale of those loans to third parties. Our borrowings were on a short-term basis, and the interest expense on those borrowings was tied to short-term floating interest rates, which are typically lower than long-term fixed-rates.

Upon completion of our initial public offering in March 2004, we changed our strategy from that of a gain on sale originator of net lease loans, to a long-term holder of debt, equity and mezzanine net lease assets for portfolio investment, though we do still engage in some gain on sale activities. An important component of our portfolio investment strategy is to borrow, or leverage, against our assets in order to enable us to originate a larger portfolio of assets and to enhance our returns on invested equity capital. This strategy entails financing our mostly fixed rate net lease investments by using our existing warehouse facilities on a reasonably short term basis and, as soon as practicable thereafter, financing the majority of these assets on a secured long-term fixed rate basis, both through collateralized debt obligations, or CDOs, and through traditional first mortgage debt obtained from third party lenders, and other mechanisms. We typically employ hedging strategies to mitigate interest rate risk while our fixed rate assets are financed in our floating rate warehouse facilities. We expect our leverage to average 70% to 85% of our assets in portfolio. All of our financing transactions are now and we expect that they will continue to be, held on balance sheet. We believe that the combination of assets backed by long-term leases with high quality tenants coupled with long-term fixed rate financing will produce stable risk-adjusted returns on our equity base.

In connection with our initial public offering, we raised net proceeds after all related expenses of approximately $221.8 million on top of an existing book equity of approximately $34.0 million. As of December 31, 2004, we had invested those proceeds into approximately $494.1 million of net lease assets and have begun to leverage our existing portfolio utilizing our existing floating rate warehouse credit facilities and fixed rate first mortgage debt. Subsequent to December 31, 2004, we closed our first fixed rate long-term CDO offering with a principal amount of approximately $300.0 million. We issued five classes of notes with an aggregate face amount of $285.0 million and preferred stock with a principal amount of $15.0 million. We retained $31.5 million in face amount of the notes offered, comprised of the entire face amount of the three most junior note classes and the preferred shares. We received net proceeds in the transaction of approximately $263.1 million, approximately $206.0 million of which was used to repay our borrowings under our short-term credit facility with Wachovia Bank, N.A.

Since our initial public offering we have been undergoing a period of rapid growth as we continue to add assets to the balance sheet. This rapid growth in assets is fueling rapid growth in total recurring revenues, net profit and funds from operations. We believe that we are well positioned in the net lease market and expect that our growth will continue in 2005 as we continue to leverage our existing equity capital into a growing portfolio of net lease investments. We are continuing to see a solid flow of potential net lease transactions and continue to believe that the debt and equity markets will remain favorable to us during the year ahead and allow us to access this pipeline of deals in an economic fashion. While we believe that conditions will remain favorable for the coming year, there are many factors, most of which are beyond our immediate control, that could impact our ability to sustain our rapid growth.

Please see “Market and Other Challenges” below for a discussion of various factors that could impact our ability to continue to implement our strategy.

While we had success across almost all of our product lines, we were particularly successful in our property acquisition efforts going from no properties on the balance sheet as of the date of our initial public offering, to eight properties totaling approximately 1.1 million square feet for an aggregate book value of approximately $194.5 million on December 31, 2004.

Summary of Key Transactions in 2004

During the year ended December 31, 2004, we completed the following transactions in excess of $40.0 million:

•
Acquired an office building net leased to Aon Corporation in Glenview, Illinois totaling 416.2 thousand square feet for an aggregate purchase price of $85.8 million. Subsequent to the acquisition, we financed the property with a $64.8 million mortgage from Wachovia Bank and an approximately $10.0 million corporate credit note from our subsidiary, Caplease, LP, which note has been included in our CDO.

•
Provided long term first mortgage financing on two stores located in Chicago, Illinois: (i) $13.0 million secured by a Best Buy store totaling 45.7 thousand square feet and (ii) $48.3 million secured by a Kohl’s department store totaling 133 thousand square feet. The loans are cross defaulted and cross collateralized with one another.

•
Acquired three adjacent office buildings net leased primarily to Choice Hotels International in Silver Springs, Maryland totaling 223.9 thousand square feet for an aggregate purchase price of $43.5 million. Subsequent to the acquisition, we financed the property with a $32.6 million mortgage from Wachovia Bank.

Market and Other Challenges

The following are factors that could impact our ability to continue to implement our strategy. These factors could have a material adverse effect on our revenues, net income or cash flows.

•
We rely on our ability to price asset investments at a spread over our financing cost. These spreads are based on market conditions. Various factors that are beyond our control could cause the spreads to converge, making it harder for us to make profitable investments. These factors include increases in long-term interest rates, weakening economic conditions, United States military activities and terrorist activities, ineffectiveness of our hedging strategies, increases in spreads over United States Treasuries for our debt, and market dislocations caused by the failure or financial difficulties of a large financial institution or institutions.

•
In order to grow our asset portfolio, we must raise additional capital. Our capital raising ability will be influenced by market conditions, including investors’ continued appetite for REIT investments and the continued health of the capital markets.

•
Our revenues and cash flows come largely from rental payments from the tenants underlying our net lease asset investments. Moreover, the long-term financing cost for our assets is based on the financial health of these tenants at the time the financing is put in place. Adverse developments in the financial condition of our tenants could have an adverse impact on our revenues, financing costs (and thus net income) and cash flows.

In the last quarter of 2004 and early 2005, we have begun to see weakness in our loan origination business. We are generally seeing fewer transactions and tighter pricing of transactions by our competitors, particularly by conduit lenders such as banks and insurance companies. We will continue to maintain our disciplined investment approach within this business, and believe that the recent increase in interest rates may improve loan volumes.

Winn-Dixie Bankruptcy

On February 21, 2005, Winn-Dixie Stores Inc. filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. While our balance sheet does not include any property leased to Winn-Dixie or any loan on a Winn-Dixie property, we do own securities from our past securitization transactions with exposure to loans on Winn-Dixie properties and, therefore, the Winn-Dixie bankruptcy.

These securities are exposed to an aggregate of five Winn-Dixie stores through loans made on those properties and 14 Winn-Dixie warehouses/distribution and/or manufacturing facilities and the Winn-Dixie headquarters building through a pass-through certificate representing an interest in another securitization transaction. Winn-Dixie rejected the lease on one of the five stores and announced its intention to close two of the warehouses. We have also been advised that the borrower on the loan secured by the rejected store lease does not plan to make the payments due under the loan. As a result, during fiscal year ended December 31, 2004, we reduced our carry value on the bottom class security in this securitization transaction by $0.25 million to reflect our estimate of our loss. While we have also been advised the borrowers under the loans secured by the two warehouses do not plan to make payments due under the related loans, we have not recognized any losses on these or our other security holdings because we are unable to estimate the impact of the foregoing events on our carry value and yields at this time. Our ultimate losses as a result of the Winn-Dixie bankruptcy will depend upon various factors beyond our control, including the liquidation value of the underlying properties and the unpaid principal amount on the related loans, the costs to foreclose and sell the properties, and the availability of other collateral or reserves to absorb the losses on the properties. To the extent there are losses on any Winn-Dixie properties, those losses will be applied to the face amount of the bonds we hold and will impact our yield to maturity on that investment which will be reflected in a reduction in carry value. We cannot assure you that Winn-Dixie will not reject the leases on the other properties we have exposure to.

The following table summarizes our exposure to the Winn-Dixie bankruptcy:

				As of December 31, 2004 (in thousands)
Securitization	Classes Owned	Nature of Exposure	2004 Asset Write-downs	Aggregate Face Amount	Aggregate Carry Value
BSCMS 1999-CLF1	E and F
Loans on two properties with an aggregate current unpaid principal balance of approximately $7.9 million. Winn-Dixie has rejected one of the underlying leases, and the loan on that property has a current unpaid principal balance of $3.8 million. The securitization trust includes an expense reserve account of approximately $0.40 million as of February 2005, that can be utilized by bond holders for realized losses. The expense reserve account is funded monthly at a rate of approximately $6,000. At the expected maturity of the securitization trust, we expect the reserve account to be further funded by a total of approximately $1.1 million (assuming a zero percent reinvestment rate).

			$0.25 million write-down of Class F security.	$5,820	$3,531
CMLBC 2001- CMLB-1	E, G, H, J and K
$22.4 million pass-through trust certificate with exposure to 14 Winn-Dixie warehouse/distribution and/or manufacturing facilities and the Winn-Dixie headquarters building. Winn-Dixie has announced its intention to close two of the warehouses. The remaining certificate balances of all classes in the trust aggregate approximately $370.1 million. All classes in the pass-through trust share losses on a pro rata basis. We estimate that for every dollar of loss incurred by the pass through trust, we would incur a loss of approximately $0.014 on the carry value of our securities.

Loan on one property with a current aggregate unpaid principal balance of approximately $3.3 million.

			None; however, we determined not to write up our investment despite our receipt of a higher market quote at year-end.	$42,869	$34,677
CALFS 1997-CTL-1	D	Loans on two properties with a current aggregate unpaid principal balance of approximately $6.4 million.	None.	$3,000	$2,951

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

Mortgage Loans and Other Assets Held for Investment.

Prior to our initial public offering, our investments in mortgage loans were treated as investments held for sale and carried on our balance sheet at the lower of cost or market. Subsequent to our public equity offering and in the future, our investments in mortgage loans will be treated and accounted for as long term investments, to the extent that we have the ability and intent to hold the loans for the foreseeable future or until maturity. Otherwise, the loans will continue to be accounted for as held for sale in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” Differences between the carrying amount of the loan and its outstanding principal balance are recognized as an adjustment to our yield by the effective interest method. We are required to periodically evaluate each of our assets held for investment for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, we must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, we evaluate our assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. At December 31, 2004, we had no loss allowances on any of the loans in our portfolio.

Purchase Accounting for Acquisition of Real Estate.

We allocate the fair value of real estate acquired to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

We determine the fair value of the tangible assets of an acquired property (which includes land, building and improvements) by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements based upon our determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up” period), considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions.

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

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. We generally depreciate buildings and building improvements over periods not exceeding 40 years. Direct costs incurred in acquiring properties are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

Securities Available for Sale

We treat our real estate securities as available for sale and account for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, they are carried at fair value with net unrealized gains or losses reported on our balance sheet as a component of other comprehensive income or loss. Fair value is based primarily upon our estimates of value, based upon broker quotations where available, yields on assets of similar credit quality and duration, or good faith estimates of those yields. The indicated quotations may be subject to significant variability based on market conditions, including interest rates and spreads. While a liquid market for these securities typically exists, the securities may not be frequently traded and, therefore, we may not be able to sell them at our estimates of value. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the equity on our balance sheet. We must also assess whether unrealized losses on securities, if any, reflect a decline in value, which is other than temporary. If so, we must write the impaired security down to its value through a charge to our statement of operations. Significant judgment is required in this analysis. In determining whether a decline in value is other than temporary, we consider whether the decline is due to factors such as changes in interest rates (typically temporary) or credit downgrades or credit defaults (typically other than temporary). As of December 31, 2004, we recorded a $0.25 million write-down on one of our real estate securities, reflecting our estimate of our loss on that security as a result of the recent Winn-Dixie bankruptcy. See “Winn-Dixie Bankruptcy” above.

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

Derivative Instruments and Other Risk Management Transactions.

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

Prior to our conversion to a REIT on March 24, 2004, we used derivatives and other risk management transactions to hedge the interest rate risk of our fixed rate mortgage loans. Since March 24, 2004, we have used and in the future we expect to continue to use derivative transactions designated primarily as cash flow hedges to hedge our risk of changes in the interest-related cash flows on our forecasted future borrowings.

Revenue Recognition.

As part of our 10-year credit tenant loan program, we originate a loan and bifurcate the loan into two notes, a real estate note and a corporate credit note. We generally sell the real estate note to a third party and retain the corporate credit note in our portfolio. During 2004, we sold three real estate notes for aggregate proceeds of $25.4 million, and recognized gains of $794,000. We compute our gain by comparing our sales proceeds on the note to its cost basis. We compute our cost basis on the note by allocating our entire basis in the loan among the two notes based on the present value of expected cash flows on each note. In computing present values, we estimate a discount rate based on a benchmark rate plus a market spread based on the underlying credit. Our estimates reflect market rates and we believe they are reasonable. However, the use of different estimates could have an impact on our gain on sale revenue.

Results of Operations

During the fourth quarter of 2004, we continued to execute on our business plan as a long-term holder of debt, equity and mezzanine investments in net lease assets. Our focus during the quarter was on: (i) closing the long-term mortgage loans in our pipeline, (ii) completing the net lease property acquisitions in our pipeline, (iii) preparing our first collateralized debt obligation, (iv) continuing to leverage our net lease portfolio, and (v) continuing to implement our marketing plan to communicate to the market about our expanded capabilities.

Comparison of Year Ended December 31, 2004 to the Year Ended December 31, 2003

The following discussion compares our operating results for the year ended December 31, 2004 to the comparable period in 2003.

Revenue.

Total revenue increased $1.9 million, or 10%, to $21.0 million. The increase was primarily attributable to increases in interest income from mortgage loans and securities and increases in rental income, offset by a decrease in gain on sale of mortgage loans.

Interest income increased $6.3 million, or 86%, to $13.6 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Gain on sale of mortgage loans and securities decreased from $11.7 million to $0.8 million. The decrease was due to curtailment on our loan sale activity during 2004, as we transitioned from a gain on sale to held for investment strategy upon completion of our initial public offering.

Rental income and property expense recoveries, in the aggregate, increased $5.9 million to $5.9 million, as we did not own any investments in real estate during 2003.

Other revenue increased $0.6 million to $0.7 million, primarily as a result of receiving $0.4 million (after related expenses) as a deal cancellation fee on a potential property acquisition.

Expenses.

Total expenses increased $7.1 million, or 57%, to $19.6 million. The increase in expenses was primarily attributable to higher levels of general and administrative expenses as a result of our status as a public company, property related expenses, offset by a reduction in loss on derivatives and short sales of securities.

Interest expense, including interest expense to affiliates, increased $0.7 million, or 35%, from $2.1 million to $2.8 million. This primarily consisted of $0.9 million of interest expense related to property mortgages originated or assumed in 2004. In addition, interest expense on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), decreased $0.2 million, or 9%, from $2.1 million to $1.9 million. This was the result of lower average borrowing levels in 2004. After the completion of our initial public offering in March 2004, we repaid all of the amounts outstanding under our credit facilities. We began borrowing under these facilities again during August 2004.

Loss on derivatives and short sales of securities decreased $2.4 million, or 77%, from $3.1 million to $0.7 million. This was primarily the result of the change in the way we hedge interest rates upon the completion of our initial public offering. Prior to our initial public offering, we employed fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment. After our initial public offering date, we terminated all of the outstanding fair value hedges, derivative and short sale positions, and converted to cash flow hedges against our expected future financings.

Loss on securities was $0.2 million for a write-down on one of our real estate securities, reflecting our estimate of loss on that security as a result of the recent Winn-Dixie bankruptcy.

General and administrative expense increased $1.6 million, or 22%, from $7.2 million to $8.8 million, due primarily to increased expenses associated with our change to operating as a public company, including liability insurance.

General and administrative expense-stock based compensation of $3.8 million was recognized during the 2004 period. This includes, $2.4 million related to the vesting of stock issued under our stock plan to our employees simultaneous with our initial public offering and $1.4 million recognized during the quarter ended March 31, 2004 related to stock sold to certain current and former employees during November 2003 at a discount to the initial public offering price. Deferred compensation expense related to unvested shares granted is included on our Consolidated Balance Sheets under “Deferred compensation expense” and will be charged to our Statement of Operations ratably over the remaining vesting period which ends during March 2006.

Depreciation and amortization expense on real property increased $1.3 million to $1.3 million, as we did not own any investments in real estate during 2003.

Net income.

Net income decreased from $6.6 million to $1.4 million, as a result of the factors discussed above.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

The following discussion compares our operating results for the year ended December 31, 2003 to the comparable period in 2002.

Revenue.

Total revenue increased $0.6 million, or 3%, to $19.1 million. The net increase was attributable to an increase in gain-on-sale of mortgage loans, partially offset by a decrease in interest income and a decrease in other revenue.

Interest income decreased $0.8 million, or 10%, to $7.3 million. The decrease was primarily attributable to a decrease in the average size of our portfolio and a lower interest rate environment.

Gain-on-sale of mortgage loans and securities increased $1.6 million, or 16%, to $11.7 million. The increase was due to higher margins on our loan sale activity during the period. We sold $167.0 million of loans in the 2003 period as compared to $160.0 million of loans for the comparable period in 2002.

Other revenue decreased $0.2 million, or 56%, to $0.2 million. This decrease was primarily due to a decline in advisory revenue between the comparative periods.

Expenses.

Total expenses decreased $5.2 million, or 29%, to $12.5 million. The net decrease in expenses was primarily attributable to a decrease in interest expense and a decrease in expense associated with risk management and hedging transactions.

Interest expense on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), including interest paid to members, decreased $0.7 million, or 27%, to $2.1 million. This decrease was primarily attributable to a decrease in the underlying LIBOR rate and a decrease in our average loan portfolio during 2003. Average one-month LIBOR rates during the year ended December 31, 2003 were 1.22% as compared to 1.77% for the 2002 comparative period.

Loss on derivatives and short sales of securities decreased $4.6 million, or 60%, to $3.1 million. This expense includes the “carry” expense incurred on open hedge and other risk management positions, as well as gains or losses from hedging and other risk management transactions related to sold loans. Carry expense is a function of the difference between short-term and long-term interest rates, and changes in the shape of the yield curve affect this item. Gains and losses on derivatives and short sales of securities are generally a function of the change in long-term interest rates, with losses generally resulting from declines in long-term rates, and gains resulting from increases in long-term rates. The decline in the overall expense was due to a lower average level of assets in our portfolio during the period, less downward volatility in interest rates during the period, and the accounting impact of gains and losses on derivatives not designated as hedge transactions. For the year ended December 31, 2003, yields on long term treasury rates (10 year notes) increased from 3.82% on December 31, 2002 to 4.25% on December 31, 2003. For the year ended December 31, 2002, yields on 10-year treasury notes declined significantly from 5.05% to 3.82%. This difference in rate change for the comparative periods contributed significantly to the decline in the loss on derivatives and short sales of securities. Our predecessor recognized hedge ineffectiveness expense of $14,000 and $277,000 for the years ended December 31, 2003 and 2002, respectively.

General and administrative expense increased $0.2 million, or 3%, to $7.2 million. The increase was primarily due to an increase in compensation expense of $0.2 million.

Net income.

Net income increased $5.8 million, or 697%, to $6.6 million, as a result of the factors discussed above.

Business Segments

Beginning with this Annual Report on Form 10-K, we have begun reporting our results through two operating segments:

•	lending investments; and

•	operating net lease real estate.

Segment data for 2004 are as follows:

	Lending Investments	Operating Net Lease Real Estate	Corporate/ Unallocated	Total
	(in thousands)

Total revenue	$14,045	$6,356	$603	$21,004
Total expenses	3,569	4,206	11,869	19,644
Net income (loss)	10,476	2,150	(11,266)	1,360
Total assets	302,923	247,325	31,454	581,702

A comparison of segment performance is not included herein as we had no real property acquisition business prior to our initial public offering in March 2004, and our net lease mortgage debt business was under a gain on sale (rather than portfolio) business model prior to our initial public offering.

Funds from Operations

Funds from operations, or FFO, is a non-GAAP financial measure. We believe FFO is a useful additional measure of our performance because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time. In addition, we believe that FFO provides useful information to the investment community about our financial performance as compared to other REITs, since FFO is generally recognized as an industry standard for measuring the operating performance of a REIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income or earnings per share determined in accordance with GAAP as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, our calculation of FFO may not be comparable to similarly titled measures reported by other companies.

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) which defines FFO as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The following table reconciles our net income to FFO for the year ended December 31, 2004. FFO is not a relevant measure for us for years prior to 2004 because we were not a REIT during those periods.

	2004
	Total	Per Share(1)
	(in thousands, except per share amounts)

Net income	$1,360	$0.06
Adjustments:
Add: Depreciation and amortization expense on real property	1,281	0.06
Funds from operations	$2,641	$0.12
____________
(1) The weighted average number of shares outstanding for 2004 was 22,125 (basic and diluted).

We had gains on sales of mortgage loans (included in net income and FFO) of $794,000 in 2004.

Liquidity and Capital Resources

As of December 31, 2004, we had $30.7 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared total dividends of $0.25 per share during the year ended December 31, 2004, including $0.10 in the third quarter and $0.15 in the fourth quarter.

We believe that our working capital and cash provided by operations are sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional net lease investments, and we believe we will reach our targeted leverage level in the next three to six months, at which point we will need to raise additional debt or equity capital, or both, in order to continue to implement our strategy. We intend to file a shelf registration statement to register additional debt and equity capital in the early part of the second quarter of 2005. We may issue public or private debt or equity capital, or both, to satisfy our liquidity needs. We expect to raise capital in the second or third quarter of 2005, although the precise timing will be impacted by our investment activities for the remainder of 2005 and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you conditions for raising capital will be favorable for us at any time. See “Market and Other Challenges” above.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, as well as existing secured credit facilities.

During September 2004, we entered into a master repurchase agreement with Wachovia Bank, N.A. to finance our asset investments on a short-term basis prior to obtaining long-term financing. The master repurchase agreement replaces our existing credit facilities with Wachovia Bank. Under the agreement, Caplease, LP and certain of our other subsidiaries will sell assets to Wachovia Bank and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original purchase price plus accrued but unpaid interest. Each asset financed under the facility will be purchased by Wachovia Bank at a percentage of the asset’s value on the date of origination (the purchase rate) and we will pay interest to Wachovia Bank at prevailing short-term interest rates plus a pricing spread. We have agreed to a schedule of purchase rates and pricing spreads with Wachovia Bank generally based upon the class and credit rating of the asset financed. The facility is recourse to us and Capital Lease Funding, Inc. has agreed to guarantee all obligations of its subsidiaries under the agreement. For financial reporting purposes, we characterize all of our borrowings under the facility as on balance sheet financing transactions, meaning the assets financed will remain on our balance sheet.

The repurchase agreement is a $250.0 million uncommitted facility, meaning Wachovia Bank must agree to each asset financed under the agreement. The facility may be increased to $450.0 million if we request and Wachovia Bank agrees.

The agreement expires on September 21, 2005, but may be extended for not more than two successive 364-day periods if we request and Wachovia agrees.

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

If at any time (i) the repurchase price of any financed asset exceeds its asset value (as defined in the agreement), (ii) either Standard & Poor’s or Moody’s downgrades any asset financed under the facility or (iii) the aggregate repurchase price of all financed assets exceeds the maximum facility size, Wachovia Bank may require us to repurchase assets or contribute additional cash or other eligible assets to satisfy the difference. If required, these payments could be material and could have a material adverse effect on our operations, or on our ability to make further net lease investments.

We are required to maintain the following financial covenants during the term of the agreement:

•	liquidity (as defined in the agreement) of at least $8.0 million; and

•	consolidated tangible net worth (as defined in the agreement) of at least $100.0 million (plus 75% of the aggregate net proceeds from future equity offerings or capital contributions).

If we are unable to finance assets under this facility, our ability to continue to execute our business plan could be materially adversely affected.

Wachovia Investors, Inc., an affiliate of Wachovia Bank, owns approximately 3.7% of our outstanding common stock. From time to time, we may sell net lease assets to, or finance net lease assets on a long-term basis with, Wachovia Bank or its affiliates on what we believe are fair market terms. Affiliates of Wachovia Bank have performed investment banking services for us, including in connection with our initial public offering and initial CDO transaction, and we expect they will continue to do so in the future. In addition, Wachovia Bank acts as servicer of our net lease loan assets and the transfer agent of our common stock.

We had $133.8 million outstanding as of December 31, 2004 under our Wachovia credit facility, which borrowings were secured by commercial mortgage loans with an aggregate principal balance of $136.5 million, and CMBS with a face amount of $41.1 million. As of December 31, 2004, we had $116.2 million available under our credit facilities, excluding our Bank of America facility which expired unused on March 1, 2005.

As of December 31, 2004, we were in compliance with the terms of the agreements with our secured lenders. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our secured credit facility with Wachovia Bank is uncommitted and is generally terminable at will by the lender, we cannot make any assurance that this facility will continue to be available to us.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term financings on our net lease asset investments and issuances of debt and equity securities.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured basis. Long-term financing can be in the form of traditional mortgage debt, CDOs or other debt mechanisms. As of December 31, 2004, we have financed an aggregate of $153.7 million of assets in portfolio on a long-term basis through the issuance or assumption of long-term debt of $110.7 million. All of our long-term debt obligations as of that date represent traditional mortgage debt. We completed our first CDO financing in March 2005. For a discussion of this transaction, see “Business—Recent Developments—Long-Term Financings.” We expect our leverage to average 70% to 85% of our assets in portfolio.

In a traditional mortgage debt financing, we enter into one or more promissory notes at a fixed rate of interest. The notes typically mature over a long-term period of approximately ten years and debt service is payable monthly. The notes are generally non-recourse to us but are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes generally include non-recourse exceptions for certain losses, damages or expenses to the lender, including those incurred as a result of the following:

•	waste to the mortgaged property or damage to the mortgaged property as a result of our intentional misconduct or gross negligence;

•	the existence of hazardous substances or radon on the mortgaged property or the failure to comply with environmental laws or regulations with respect to the mortgaged property; and

•
a fraud or material misrepresentation committed by us or any person authorized to act on our behalf or the failure of us or anyone authorized to make statements on our behalf to disclose a material fact.

The notes may become fully recourse if we fail to comply with certain covenants prohibiting us from transferring or further encumbering the mortgaged property or requiring us to take (or refrain from taking) various actions in order to preserve the status of our borrower as a single-purpose entity, or the mortgaged property becomes an asset in a bankruptcy proceeding of the borrower.

The notes may be fully amortizing or require a balloon payment at maturity. To the extent the loan requires a balloon payment at maturity, we would expect to refinance that payment at maturity. The notes are typically subject to customary events of default, including the failure to pay principal and/or interest or the determination that any representation or warranty made in the loan documents is false or misleading in any material respect. Upon an event of default, the notes will generally become immediately due and payable, at the option of the payee.

In a typical CDO financing, we will borrow money through a trust or other entity (the CDO) and post or sell assets as collateral, giving the CDO investors a first priority claim on the collateral posted and the right to foreclose on the collateral upon an event of default. In turn, the CDO will issue securities to investors to fund our borrowing. Our borrowing will bear a fixed rate of interest. We will continue to own the assets financed through a CDO and will be entitled to receive cash flows from the assets to the extent they exceed debt service on the CDO. Once the CDO has been established, changes in interest rates, credit spreads or the credit quality of collateral will generally have no impact on cash flows on the CDO collateral or our financing cost under the CDO. We expect that the term of the CDOs we will use will be approximately 10 years.

Statement of Cash Flows

The net cash flow provided by (used in) operating activities increased from $(10.7) million in the year ended December 31, 2003, to $10.7 million for the year ended December 31, 2004, and decreased from $3.8 million for the year ended December 31, 2002, to $(10.7) million for the year ended December 31, 2003. Our net cash provided by operating activities in 2004 reflects adjustments for non-cash items of expenses for amortization of stock-based compensation ($3.8 million) and depreciation and amortization ($1.4 million, including $1.3 million on real property). The change from 2003 to 2004 was primarily a result of our transition to a portfolio business model in the first quarter of 2004. Prior to our initial public offering, our loan and security investment activity was classified as operating activities. Under our current strategy, these investments are treated as investing activities. The change from 2002 to 2003 resulted primarily from greater investments in securities and slightly lower net loan investments (proceeds from loan sales less principal advanced on loans) in 2003.

Investing activities used $349.7 million during the year ended December 31, 2004, which primarily resulted from net investments in real estate of $174.6 million, net investments in mortgage loans of $132.7 million and net investments in CMBS and corporate bonds of $39.6 million. Investing activities used $0.1 million during the year ended December 31, 2003, and provided $0.8 million during the year ended December 31, 2002.

Cash provided by financing activities during the year ended December 31, 2004 was $363.1 million, reflecting net proceeds from our initial public offering of $222.8 million (before prepaid offering expenses of approximately $1.0 million) and net borrowings under long-term mortgage financings ($97.3 million) and repurchase agreements ($45.7 million), partially offset by dividends paid of $2.7 million. We used $88.1 million of our net proceeds from the initial public offering to repay our debt obligations under our repurchase agreements. As of December 31, 2004, we have fully invested the proceeds from our initial public offering, and we have begun to use our credit facilities to continue to fund our investment activities. As of December 31, 2004, our borrowings under these credit facilities totaled $133.8 million. Cash provided by financing activities during the year ended December 31, 2003 was $11.9 million and were primarily the result of net borrowings under our secured warehouse credit facilities. Financing activities used $10.8 million during the year ended December 31, 2002, primarily reflecting net repayments under our secured warehouse facilities.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

In connection with our fixed-rate lending activities, we have entered into derivative and other risk management transactions in order to insulate or hedge the value of our future debt obligations from changes in underlying interest rates during the period between origination and permanent financing of our loans and other net lease assets. Historically, we have done so by entering into Treasury and agency lock transactions, short sales of U.S. government and agency obligations and interest rate swap transactions. In the future, we expect that our derivative and other risk management activities will consist primarily of interest rate swaps. This hedging and other risk management activity appears on our statement of operations as a gain or loss on derivatives and short sales of securities. In the year ended December 31, 2004, we had $0.7 million in loss on short sales and derivative transactions, partially offset by a $0.8 million gain on sales of net lease loans. In the year ended December 31, 2003, we had $3.1 million in loss on short sales and derivative transactions, offset by $11.7 million gain on the sale of net lease loans. Consistent with the reporting requirements under SFAS No. 133, interest rate swaps are marked to fair value at each reporting date, with a corresponding offset to Other Comprehensive Income (a component of Stockholders’ Equity).

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

We settle our derivative and other risk management transactions in cash. Therefore, upon settlement, we will pay or receive cash for the net amount due. These amounts could be material and could have a material impact (positive or negative) on our liquidity. We seek to settle these transactions simultaneous with the closing of our financing transaction for the related hedged asset to mitigate the possible adverse impact on our liquidity.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2004:

	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Mortgage notes payable	$1,159	$2,959	$6,055	$101,366	$111,539
Operating leases	569	241	—	—	810
Repurchase agreement obligations	133,831	—	—	—	133,831
Total	$135,559	$3,200	$6,055	$101,366	$246,180

Off-Balance Sheet Arrangements

As of December 31, 2004, we had an off-balance sheet arrangement involving a letter of credit that we have posted in connection with a securitization we completed in 1999. Upon the closing of the securitization, the collateral pool consisted of 170 fixed-rate corporate and United States Post Office net lease loans in the aggregate principal balance of approximately $383.4 million, with ratings from S&P on the underlying tenants (or guarantors or parents) ranging from AA to not rated. As of December 31, 2004, the collateral pool’s loan balance had amortized to approximately $336.0 million, and the pool consisted of approximately 73% investment grade tenants, 22% below investment grade tenants and 5% tenants not rated. The weighted average credit rating of the pool as of December 31, 2004 was approximately equivalent to a BBB+ credit rating. Our maximum potential liability under the letter of credit is $2.85 million. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. As of December 31, 2004, there had been no defaults and no losses on any of the mortgage loans in the collateral pool. During February 2005, one of the mortgage loans on a property net leased to Winn-Dixie defaulted, as a result of the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices or other market factors. We will be exposed to market risk primarily from changes in interest rates, credit spreads, tenant credit ratings and equity prices. We attempt to mitigate certain of these risks by entering into hedge and other risk management transactions during the short-term and fixed-rate financings for the long-term. We seek to obtain long-term fixed rate financing as soon as practicable after we make an asset investment. There can be no assurance, however, that such mitigation strategies will be completely or even partially successful. The level of our exposure to market risk is subject to factors beyond our control, including political risk (including terrorism), monetary and tax policy, general economic conditions and a variety of other associated risks.

Interest Rate Exposure.

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

Credit Spread Curve Exposure.

Our mortgage loans and real estate securities are subject to spread risk. The majority of these assets are fixed-rate assets, which are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such assets by the market based on their credit relative to U.S. Treasuries. Changes in the general credit markets can lead to changes in the required yield on these assets, which would result in a higher or lower value for our mortgage loans and real estate securities. If the required market yields increase as a result of these general credit-market changes, the value of our fixed-rate assets would decline relative to U.S. Treasuries. Conversely, if the required market yields decrease as a result of these general credit-market changes, the value of our fixed-rate assets would increase relative to U.S. Treasuries. These changes in the market value of our fixed-rate asset portfolio may affect the equity on our balance sheet or our results of operations directly through provisions for losses on mortgage loans or through unrealized losses on available-for-sale securities. These value changes may also affect our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our fixed-rate assets. This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, as would a change in general credit spreads.

Tenant Credit Rating Exposure.

Our mortgage loans and real estate securities are subject to risks due to credit rating changes of the tenants under the related net lease obligations. The credit quality of a particular net lease asset is highly dependent on the credit rating of the related tenant obligor of the net lease. Deterioration in the tenant’s credit rating can lead to changes in the required yield on the related asset, which would result in a lower value for our net lease assets. This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, as would a change in general credit spreads. In addition, precipitous declines in the credit rating of a particular tenant prior to our obtaining long-term financing may significantly impede or eliminate our ability to finance the asset. We manage this risk by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes.

Equity Price Risk Exposure.

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock.

Fair Values.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2004, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

The following summarizes certain data regarding our interest rate sensitive instruments:

	Carrying Amount		Notional Amount		Weighted Average Effective Interest Rate	Maturity Date	Fair Value
	12/31/04	12/31/03	12/31/04	12/31/03	12/31/04	12/31/04	12/31/04	12/31/03
	(dollars in thousands)
Assets:
Mortgage loans held for investment(1)	$207,893	—	$206,735	—	6.56%	Various	$215,330	—
Mortgage loans held for sale(2)	—	$71,973	—	$72,370	—	—	—	$73,208
Securities available for sale-CMBS(3)	87,756	40,054	101,771	55,873	9.79%	2019-2028	87,756	40,054
Structuring fees receivable(3)	4,426	5,223	N/A	N/A	8.10%	2010-2020	4,426	5,223
Derivative assets(4)	42	—	4,868	—	N/A	N/A	42	—

Liabilities:
Repurchase agreements(5)	133,831	88,087	133,831	88,087	3.26%	Short term	133,831	88,087
Mortgage notes payable(6)	111,539	—	110,732	—	5.39%	2013-2018	111,539	—
Derivative liabilities(4)	7,335	484	228,182	39,400	N/A	N/A	7,355	484
_______________
(1)	With the exception of one loan, this portfolio of mortgage loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the mortgage loans range from 2007 through 2033.

(2)	In connection with our initial public offering in March 2004, we changed from a gain on sale to a hold for investment strategy. The fair value assumptions described in footnote 1 also apply to mortgage loans held for sale.

(3)	Securities available for sale represent subordinate interests in securitizations previously completed by us (CMBS), as well as pass-through certificates representing senior mortgage debt. Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for the CMBS are shown at their respective face amounts. Fair value for the CMBS is based on third-party quotations, where obtainable, or our estimate of fair value, based on yields of comparably rated securities in the CMBS market. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the securities available for sale, we receive current monthly interest coupon payments, and contractual principal payments as scheduled. Payments of principal are being received only on our investments in the Yahoo and CVS pass-through certificates. Scheduled principal payments on our other CMBS investments begin in 2019.

(4)	These instruments represent hedging and risk management transactions involving interest rate swaps. They have been valued by reference to market quotations.

(5)	Our repurchase agreements bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(6)	We estimate the fair value of mortgage notes payable using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

Our generally higher level of interest rate sensitive instruments at December 31, 2004 reflects our greater level of assets and liabilities as a result of our initial public offering in March 2004 and change to an investment strategy upon completion of our initial public offering.

Scheduled maturities of interest rate sensitive instruments as of December 31, 2004 are as follows:

	Expected Maturity Dates
	2005	2006	2007	2008	2009	thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)

Mortgage loans held for investment	$10,939	$13,409	$13,393	$4,552	$13,487	$150,955
Securities available for sale-CMBS	960	980	1,020	1,067	1,100	96,644
Structuring fees receivable	563	609	659	713	772	1,110
Derivative assets	42	—	—	—	—	—
Repurchase agreements	133,831	—	—	—	—	—
Mortgage notes payable	1,066	1,235	1,550	2,749	3,144	100,988
Derivative liabilities	7,355	—	—	—	—	—

The expected maturity dates shown for mortgage loans, securities available for sale and structuring fees receivable are based on the contractual terms of the underlying assets. These assets, based on our current operating strategy, are held for investment. Our liabilities with respect to repurchase agreements and derivative obligations are short-term in nature and, accordingly, are listed in the current period. The material assumptions used to determine fair value are included in footnotes 1 through 6 in the immediately preceding table.

Risk Factors

Set forth below and elsewhere in this annual report on Form 10-K and in other documents we file or furnish with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this report.

Risks Related to Operations

We may fail to continue to originate and/or acquire net lease assets.

Origination of additional net lease loans and acquisition of additional net lease real properties is critical to the success of our business strategy. The net lease market is highly competitive and we cannot assure you that we will be able to identify net lease opportunities that meet our underwriting and return criteria. If we are unable to continue to originate net lease loans and purchase net lease real properties that are acceptable to us, we may be unable to execute our business plan, which could have a material adverse affect on our operating results and financial condition.

We may fail to originate or acquire profitable assets.

Our investment strategy is based on originating and purchasing profitable assets, as determined by our returns on those assets less our related financing cost. We originate or purchase long-term fixed rate assets and generally seek to finance those assets with lower coupon long-term fixed rate debt, thus earning a profit or spread.

We generally obtain long-term financing for our assets after we acquire them. Therefore, we price our assets at origination or acquisition based on our assumption about our expected future financing cost.

If our cost to finance our assets increases over our assumptions between the time we commit to purchase the asset and when we obtain long-term financing, the profit or spread we expected to earn on the asset and our overall portfolio will erode. Various factors could cause our financing cost to increase, including:

•	increases in long-term interest rates;

•	weakening economic conditions;

•	United States military activity and terrorist activities;

•	ineffectiveness of our hedging strategies;

•	a decline in the credit rating of the underlying tenant; and

•	market dislocations caused by the failure or financial difficulties of a large financial institution or institutions.

Our failure to originate and acquire profitable assets would have a material adverse effect on our cash flows, results of operations and financial condition.

We conduct a significant part of our business with Wachovia Bank, N.A. and its affiliates and their continued business with us is not guaranteed.

We rely on Wachovia Bank, N.A. and its affiliates in various aspects of our business. For example:

•	Wachovia Bank, N.A. provides us with short-term financing through a $250.0 million repurchase facility.

•	Through December 31, 2004, we obtained $97.4 million of long-term mortgage financings from Wachovia Bank.

•	Affiliates of Wachovia Bank, N.A. have performed investment banking services for us, including in connection with our initial public offering and our initial CDO transaction.

•	Wachovia Bank, N.A. acts as servicer of our net lease asset investments and as transfer agent for our common stock.

These parties are not obligated to do business with us and any adverse developments in their business or in our relationship with them could result in these parties choosing not to do business with us or a significant reduction in our business with them. Termination of our business with Wachovia Bank, N.A. or its affiliates or a significant reduction in our business with these parties could have a material adverse effect on our business, operating results and financial condition.

We may be unable to generate sufficient cash flow to make distributions to our stockholders.

As a REIT, we are required to distribute at least 90% of our taxable income each year to our stockholders. If we are unable to execute our business plan successfully or in the event of future downturns in our operating results and financial performance, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which will consider, among other factors, our financial performance, debt service requirements, and capital expenditure requirements. We cannot assure you that we will generate sufficient cash to fund distributions required to maintain our REIT tax status or to fund any distributions.

Our management has limited experience operating a REIT or a public company or executing our business plan.

Our management has limited experience operating a REIT or a public company or in executing our business plan. Therefore, you should be cautious in drawing conclusions about the ability of our management team to do so.

Risks Related to Net Lease Assets

An adverse change in the financial condition of one or more tenants underlying our net lease investments could have a material adverse impact on us.

The credit quality of the tenant underlying a net lease asset is at the core of our underwriting process. An adverse change in the tenant’s financial condition, including a bankruptcy of the tenant, could have a material adverse impact on us. For example:

•
We rely on rent payments from the tenants underlying our net lease investments for our cash flows, and any bankruptcy, insolvency or failure to make rental payments when due could result in a material reduction of our cash flows and material losses to our company.

•
An adverse change in the financial condition of one or more tenants underlying our net lease investments or a decline in the credit rating of one or more tenants underlying our net lease investments could result in a margin call if the related asset is being financed on our short-term repurchase facilities, and could make it more difficult for us to arrange long-term financing for that asset.

•
The value of our net lease loan and real estate securities investments are primarily driven by the credit quality of the underlying tenant or tenants, and an adverse change in the subject tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our net lease investments and a charge to our statement of operations.

The occurrence of material adverse events with respect to tenants to whom we have a high degree of exposure or a downturn in their industries could have a material adverse impact on us.

Of our assets in portfolio as of December 31, 2004, approximately $85.8 million, or 17.4%, involve properties leased to, or leases guaranteed by, Aon Corporation. In addition, two other corporations lease or guarantee leases underlying investments we have made which represent over 5% (but are less than 10%) of our assets in portfolio. Any financial difficulty or bankruptcy of one or more of such tenants or guarantors resulting in nonpayment or delay in payment of rental payments and other amounts due under the related leases could, as a result of this concentration, have a greater adverse effect on us than a similar problem with a less significant tenant.

In addition, our assets in portfolio as of December 31, 2004 involve properties leased to, or leases guaranteed by, CVS Corporation, Walgreen Co. and other companies in the retail drug industry. Approximately $39.8 million, or 8.1%, of our assets in portfolio as of December 31, 2004, involve properties leased to, or leases guaranteed by, companies in the retail drug industry. Any downturn in the retail drug industry or in any other industry in which we have a large investment could have a material and adverse effect on our financial condition and operating results. Among other risks, the retail drug industry is subject to the risks of:

•	reductions in third-party reimbursements of prescription drugs;

•	the growth of mail-order prescription providers;

•	increases in governmental regulation;

•	introduction of new brand and generic prescriptions drugs;

•	inability to attract and retain qualified pharmacists and management personnel; and

•	competition.

We may be subject to geographic concentrations that could make us more susceptible to adverse events in these areas.

As of December 31, 2004, an aggregate $169.4 million, or 34.3%, of our assets in portfolio were investments in properties located in Chicago, Illinois and its neighboring suburbs. An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in this area, or any other area where we have significant credit concentration in the future, could have a material adverse effect on our financial condition and operating results.

We may make errors in analyzing the data of certain of our net lease tenants and intend to make loans on properties leased to non-investment grade tenants.

Approximately $52.5 million, or 10.6%, of our assets in portfolio as of December 31, 2004, involve properties leased to, or leases guaranteed by, companies without a publicly available credit rating. A portion of our assets is expected to continue to involve tenants who do not have publicly available credit ratings. We expect to obtain a private rating for these assets after origination or acquisition and prior to obtaining long-term financing. When we make an investment in an asset where the underlying tenant has no publicly available credit rating, we prepare an internally generated credit analysis, after a review of available financial data. We may misinterpret or incorrectly analyze this data. These mistakes may cause us to make investments we would not have otherwise made and may ultimately result in losses on one or more of our investments.

In addition, approximately $78.7 million, or 15.9%, of our assets in portfolio as of December 31, 2004, involve properties leased to, or leases guaranteed by, companies whose credit rating is below investment grade. These investments will have a greater risk of default and bankruptcy than investments on properties net leased exclusively to investment grade tenants.

Our balance sheet, as of December 31, 2004, also includes a $1.1 million investment in a structured interest that is unrated. The lack of such a rating generally reflects the fact that the underlying collateral is weaker than what would be found in a rated interest, and therefore, this investment has a greater risk of default than an investment in a rated interest.

We may be unable to obtain financing, and our existing secured warehouse facility may be unavailable to us.

We expect to borrow money under short-term secured warehouse credit facilities to fund our acquisitions and originations of net lease assets. We currently have a secured warehouse facility with Wachovia Bank, N.A. Our warehouse facility is uncommitted as Wachovia Bank must agree to each asset contributed to the facility. We cannot assure you that we may be able to draw funds under this facility at any given time.

Under the terms of this facility, we sell commercial mortgage assets to Wachovia Bank as security in exchange for funds to finance our net lease investments. Wachovia Bank owns the assets that we sell to it as security for our borrowings and holds those assets subject to our right or obligation to repurchase later. In the event that Wachovia Bank files for bankruptcy or becomes insolvent, our assets subject to our repurchase rights or obligations may become subject to the bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. In addition, in the event of our bankruptcy, Wachovia Bank may qualify for special treatment under the bankruptcy code, giving it the ability to avoid the automatic stay provisions of the Bankruptcy Code. In that case, our bankruptcy estate might include our repurchase rights, but would not include our assets held by Wachovia Bank subject to our repurchase rights.

In the event of a bankruptcy of one of our borrowers or an affiliate of one of our borrowers, our financial condition and operating results may suffer.

Although we generally use bankruptcy-remote structures when we fund a loan, one of our borrowers may become a debtor in a bankruptcy case as a result of liabilities unrelated to ownership and operation of its net leased real property or, if an affiliate of one of our borrowers becomes the debtor in a bankruptcy case, a court may order that our borrower’s assets and liabilities be substantively consolidated with those of its affiliate. Either of these events could delay or reduce payments on our loan assets, delay our ability to foreclose on the net leased property and may have an adverse affect on our financial condition and operating results.

Risks Related to Borrowings

We expect to borrow a significant amount of debt to finance our portfolio, which may subject us to increased risk of loss.

We expect to incur significant indebtedness in our operations. We expect that substantially all of our assets will be pledged as collateral for our borrowings (on average 70% to 85% of our assets in portfolio). Required debt service will reduce cash and net income available for operations or distribution to our stockholders. If the income on assets financed with borrowed funds fails to cover the cost of the borrowings, we may experience net losses on assets not yet financed with long-term debt or lower net profits. If we default on our debt service obligations, we would be at risk of losing some or all of our assets as our lenders will have a first priority claim on the collateral we pledge and the right to foreclose.

Our ability to achieve our investment objectives depends to a significant extent on our ability to borrow money in sufficient amounts and on sufficiently favorable terms, thus earning incremental returns. We may not be able to achieve the degree of leverage we believe to be optimal due to decreases in the proportion of the value of our assets against which we can borrow, decreases in the market value of our assets, increases in interest rates (to the extent we have assets financed with variable rate debt, including our secured warehouse lines of credit), changes in the availability of financing in the market, conditions in the lending market and other factors. This may cause us to experience losses or less profit than would otherwise be the case.

We intend to continue to finance our net lease assets over the long-term through a variety of means, including through the use of CDOs and mortgage financing. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner which are beyond our control, including the liquidity of these markets and maintenance of attractive credit spreads. We cannot assure you that these markets will remain an efficient source of long-term financing for our net lease assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our net lease assets, as our secured warehouse lines will not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations, as well as for future net lease investments, and could result in net losses and the erosion of our equity.

Hedging transactions may not effectively protect us against anticipated risks and may subject us to certain other risks and costs.

Our current policy is to enter into hedging transactions primarily to protect us from the effect of interest rate fluctuations on our portfolio of net lease assets from the date on which we commit a rate or price to a borrower or seller and until the date the asset is pledged to secure long-term financing or is sold. Our hedging policy exposes us to certain risks, among them the following:

•	Our hedging strategy may not have the desired beneficial impact on our results of operations or financial condition.

•	No hedging activity can completely insulate us from the risks associated with changes in interest rates.

•	There will be many market risks against which we may not be able to hedge effectively, including changes in the spreads of corporate bonds, CMBS or CDOs over the underlying U.S. Treasury rates.

•	We may or may not hedge any risks with respect to CMBS or CDOs that we may purchase or hold for investment.

•	Our hedging strategy may serve to reduce the returns which we could possibly achieve if we did not hedge certain risks.

•	Because we intend to structure our hedging transactions in a manner that does not jeopardize our status as a REIT, we will be limited in the type of hedging transactions that we may use.

•
Hedging costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising.

•
The enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.

•	A default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price.

•
Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk.

•
There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may fail to qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with United States generally accepted accounting principles, specifically Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including, if we use instruments that do not meet the SFAS 133 definition of a derivative (such as short sales), we fail to satisfy SFAS 133 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives we enter into may not be offset by a change in the fair value of the related hedged transaction.

If we fail to secure long-term financing for a substantial portion of our net lease assets, our financial condition and operating results may suffer.

We expect to rely upon our ability to finance our net lease assets with long-term indebtedness in order to generate cash proceeds for repayment of our secured warehouse lines of credit and to originate and acquire additional and other net lease assets. We cannot assure you, however, that we will continue to be successful in securing long-term financing for a substantial portion of the net lease assets that we originate or acquire. For example, a decline in the credit quality of a tenant underlying a net lease asset investment could inhibit our ability to secure long-term financing for that asset. In the event that it is not possible or economical for us to secure long-term financing for a substantial portion of our net lease assets, we may exceed our capacity under our secured warehouse credit facilities and be unable or limited in our ability to originate and acquire future net lease assets, which would have a material adverse effect on our financial condition and operating results. If we determine that we should sell our net lease assets rather than finance them, there could be significant adverse effects on our operating results and stockholder distributions as a result of the treatment of any gains from such sales under the tax laws governing REITs.

Our short-term financings may expose us to interest rate risks, margin calls and term risks.

Our borrowings under our repurchase facility is currently at variable rates and will be adjusted monthly relative to market interest rates. If interest rates on our borrowings rise at a faster pace than yields on our assets increase, our net interest expense will likely increase, causing our net income to decrease.

The amount available to us under our repurchase facility with Wachovia Bank depends in large part on the lender’s valuation of the assets that secure our financings. The facility provides Wachovia Bank the right, under certain circumstances, to re-evaluate the collateral that secures our outstanding borrowings at any time. In the event Wachovia Bank determines that the value of the collateral has decreased (for example, in connection with a decline in the credit rating of the underlying tenant), it has the right to initiate a margin call. A margin call would require us to provide Wachovia Bank with additional collateral or to repay a portion of the outstanding borrowings at a time when we may not have a sufficient inventory of assets or cash to satisfy the margin call. Any failure by us to meet a margin call could cause us to default on our repurchase facility and otherwise have a material adverse effect on our financial condition and operating results.

In addition, Wachovia Bank has no obligation to renew our short-term borrowings. If we are unable to obtain long-term financing or our shorter-term financings are not renewed, our liquidity could be materially adversely affected.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We expect to purchase subordinate classes of bonds in our CDO financings. We also expect that the terms of CDOs issued by us will include coverage tests that will be used primarily to determine whether and to what extent principal and interest proceeds on the underlying assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect our operating results and cash flows.

Risks Related to Mortgage Assets

Our investments in commercial mortgage-backed securities and collateralized debt obligations are subject to losses.

When we acquire structured interests in net lease assets, we generally invest in the subordinate or interest-only classes of CMBS or CDOs or take a subordinate interest in the net lease asset or assets. Losses on an asset securing a mortgage loan included in a securitization or other structured interest are generally borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default of an underlying asset or assets and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities or interests junior to those in which we invest, if any, we may not be able to recover our investment in the securities or structured interests we purchase. In addition, if the underlying asset portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related structured interests, the structured interests in which we invest may effectively become the “first loss” position behind the more senior interests, which may result in significant losses to us.

The prices of lower credit quality structured interests are generally less sensitive to interest rate changes than more highly rated investments, but they are more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality interests because the ability of tenants or the obligors of mortgages underlying the structured interests to make required payments may be impaired. In such event, existing credit support in the structure may be insufficient to protect us against loss of our principal on these interests.

Fluctuating interest rates may adversely affect the quantity and value of our net lease assets.

Because we currently finance our net lease assets on a short-term basis with variable rate financing, increases in short-term interest rates may increase our net interest expense and decrease the net income generated by our net lease assets. Fluctuations in interest rates may also affect us in other ways, including that:

•
higher interest rates may reduce overall demand for net lease loans and accordingly reduce our production of loan assets, which could have a material adverse effect on our financial condition and operating results; and

•	increases or decreases in short- or long-term interest rates may reduce the value of assets on our balance sheet.

We may experience losses on our mortgage loans.

We originate mortgage loans (in particular, net lease loans) as part of our investment strategy. As a holder of mortgage loans, we are subject to risks of borrower defaults, tenant defaults, bankruptcies, fraud, losses and special hazard losses that may not be covered by standard hazard insurance. Also, the costs of originating, financing and hedging the mortgage loans (including the debt service on CDOs secured by the mortgage loans, and expenses related to the CDO transaction, including third-party fees payable to trustees, servicers, document custodians, and credit enhancement providers) could exceed the income on the mortgage assets. In the event of any default under mortgage loans, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan plus all interest thereon and other costs payable before principal. To the extent we acquire subordinate CMBS or CDO interests or other subordinate structured interests in net lease assets, we will be subject to these risks in a concentrated form with respect to the underlying net lease assets.

The typical net lease requires casualty insurance (which may be provided through self insurance) to be maintained on the underlying property (generally by the borrower or the tenant), with such coverages and in such amounts as are customarily insured against with respect to similar properties, for fire, vandalism and malicious mischief, extended coverage perils, physical loss perils, commercial general liability, flood (when the underlying property is located in whole or in material part in a designated flood plain area) and worker injury. There are, however, certain types of losses (such as from earthquakes or wars) that may be either uninsurable or not economically insurable. Should an uninsured loss occur, we could lose both our capital invested in, and anticipated profits from, one or more net lease properties.

We could be subject to the risks incident to ownership of real property if the tenants underlying our net lease loans fail to make their lease payments.

Net lease loans are generally non-recourse to the property owner and in the event of default the lender thereunder is entirely dependent on the loan collateral. Rent payment by the underlying tenant is the primary source of payment of these loans. To the extent the tenant does not make its lease payments, repayment of the net lease loan will depend upon the liquidation value of the underlying real property. The liquidation value of a commercial property may be adversely affected by risks generally incident to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, and other factors which are beyond our or our borrower’s control. There can be no assurance that our remedies with respect to the loan collateral will provide us with a recovery adequate to recover our investment.

Development loans involve greater risk of loss than loans secured by income producing properties.

We expect to expand our extension of development financing to real estate developers. These types of loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property, due to a variety of factors, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs, loan terms that often require little or no amortization, and the possibility that a foreclosure by the holder of the senior loan could result in a substantial decrease in the value of our collateral. Accordingly, in the event of a borrower default, we may not recover some or all of our investment in our development loans.

Unscheduled principal payments on our loans could adversely affect our financial condition and operating results.

The rate and timing of unscheduled payments and collections of principal on our net lease loans is impossible to predict accurately and will be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the loans, the availability of credit generally and other economic, demographic, geographic, tax and legal factors. In general, however, if prevailing interest rates fall significantly below the interest rate on a loan, the borrower is more likely to prepay the then higher-rate loan than if prevailing rates remain at or above the interest rate on the loan.

Loans we originate or acquire generally prohibit prepayment or only permit prepayment in conjunction with payment of a prepayment premium to maintain the yield to investors. Our mortgage loans are typically prepayable, however, without payment of any prepayment premium, in the event of certain events of casualty or condemnation with respect to the related mortgaged property. From time to time, we may originate a loan that is prepayable under other circumstances without payment of any prepayment premium. We cannot assure you that our prepayment prohibitions will be enforceable in all jurisdictions in which we make loans. Further, a mortgage loan may effectively prepay in the event of a default, in which event a prepayment premium may not be recovered.

Unscheduled principal prepayments could adversely affect our financial condition and operating results to the extent we are unable to reinvest the funds we receive at an equivalent or higher yield rate, if at all. In addition, a large amount of prepayments, especially prepayments on loans with interest rates that are high relative to the rest of our portfolio, will likely decrease the net income we anticipate receiving from our assets.

We may be required to repurchase assets that we have sold or to indemnify holders of our CDOs.

If any of the assets we originate or acquire and sell or pledge to obtain long-term financing do not comply with representations and warranties that we make about certain characteristics of the assets, the borrowers and the underlying properties, we may be required to repurchase those assets or replace them with substitute assets. In addition, in the case of assets that we have sold, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased assets typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

The success of our net lease loan business will depend upon our ability to service effectively, or to obtain effective third-party servicing for, the loans we invest in.

We have entered into a servicing arrangement with Wachovia Bank, N.A. for servicing of our net lease loans. We may in the future undertake to retain the servicing of our loan assets in a taxable subsidiary of ours. We have no experience servicing a large portfolio of loans for an extended period of time. We cannot assure you that our third-party contractor or we will be able to service the loans according to industry standards. Failure to service the loans properly could harm our financial condition and operating results.

The success of our net lease equity business will depend on our ability to obtain third-party management for the real properties we purchase.

For our equity investments in real property where the underlying lease is not a bondable or triple net lease, we typically enter into management arrangements with third parties to perform our property owner obligations. We rely on these managers to perform our obligations under the net lease. A failure of these managers to perform could trigger the tenant’s right to terminate the lease or abate rent. In addition, if the managers fail to perform our obligations in a cost-effective manner, our net cash flows from the property and hence our operating results and cash flows could be adversely affected.

An interruption in or breach of our information systems could impair our ability to originate assets on a timely basis and may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in reduced efficiency in asset servicing. We cannot assure you that any failures or interruptions will not occur or, if they do occur that we or the third parties on whom we rely will adequately address them. The occurrence of any failures or interruptions could significantly harm our financial condition and operating results.

Our network of independent mortgage brokers and investment sale brokers may sell our investment opportunities to our competitors.

An important source of our investments comes from independent mortgage brokers and investment sale brokers. These brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with many of these brokers and actively compete with us in our efforts to obtain investments from these brokers. As a result, we may lose potential transactions to our competitors, which could negatively affect the volume and pricing of our investments, which would have a material adverse effect on our financial condition and operating results.

We may be unsuccessful in executing our 10-year credit tenant loan program.

Like our other loan products, our 10-year credit tenant loans are secured by a first mortgage on the underlying real estate and an absolute assignment of the underlying lease and rents. However, we bifurcate our 10-year credit tenant loans into two notes, a real estate note and a corporate credit note, and allocate the security among the notes. The real estate note is entitled to a first priority claim against the underlying real estate and the corporate credit note is entitled to a first priority claim against the lease assignment. Any excess recovery on one note is paid over to the other note. We typically sell the real estate note, which represents 70% to 80% of the loan, to a CMBS conduit promptly following origination and retain the corporate credit note in our portfolio. If we are unable to continue to sell the first note, we will be subject to all risks incident to holding the debt, including the risks of borrower defaults, tenant defaults, bankruptcies, fraud, losses and special hazard losses that may not be covered by standard hazard insurance. In addition, if the tenant underlying the loan becomes insolvent or bankrupt, that tenant or its bankruptcy trustee can reject the lease. In such an event, our claim, as holder of the corporate credit note, against the real estate will be junior to the real estate note holder’s claim. Further, while we will have a first priority claim on the lease assignment, our claim for damages will be limited to an amount defined under the Bankruptcy Code. Either of these contingencies could result in a material adverse effect on our financial condition and operating results.

Maintenance of our Investment Company Act of 1940 exemption imposes limits on our operations.

We intend to continue to conduct our business in a manner that allows us to avoid registration as an investment company under the Investment Company Act of 1940 (the “1940 Act”). Under Section 3(c)(5)(C) of the 1940 Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are not treated as investment companies. The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to rely on this exemption (the “55% Requirement”). To constitute a qualifying real estate interest under this 55% Requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% Requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the 1940 Act and SEC staff interpretations. We cannot assure you that efforts to pursue our investment strategy will not be adversely affected by operation of these provisions and interpretations.

Risks Related to Ownership of Real Estate

Our real estate investments are subject to risks particular to real property.

As an owner of real property (including property securing our net lease loans that we may acquire upon foreclosure), we are subject to the risks generally incident to the ownership of the real estate. These risks may include those listed below:

•
civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing, including mortgage obligations and the possibility of foreclosure;

•	the costs of complying or fines or damages as a result of non-compliance with the Americans with Disabilities Act and with environmental laws;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	changes in traffic patterns and neighborhood characteristics;

•	the potential for uninsured or underinsured property losses;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in real property tax rates and other operating expenses;

•	the relative illiquidity of real estate investments; and

•	other circumstances beyond our control.

Should any of these events occur, our financial condition and operating results could be adversely affected.

Single tenant leases involve significant risks of tenant default.

We focus our real estate acquisition activities on properties that are net leased to single tenants. Therefore, a default by the sole tenant is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant and a reduction in the value of that property.

Tenant defaults could adversely affect our financial condition and operating results.

The tenants underlying our net lease investments may default on their lease obligations. Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code (and possibly state laws relating to debtor relief) will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us could adversely affect our financial condition and results of operations.

The ability of tenants to reject leases in a bankruptcy could adversely affect the value of our investments and our financial condition and operating results.

If the tenant underlying our net lease investments becomes insolvent or bankrupt, that tenant or its bankruptcy trustee could reject the lease. Lease enhancements do not cover risks attendant to tenant bankruptcies. If a lease were rejected, rental payments would terminate, leaving the owner without the rental payments to support its debt service and other obligations under loans and with a claim for damages under section 502(b)(6) of the Bankruptcy Code. A claim by the owner for damages resulting from the rejection by a debtor of a lease of real property is limited to an amount equal to the rent reserved under the lease, without acceleration, for the greater of one year or 15 percent (but not more than three years) of the remaining term of the lease, plus rent already due but unpaid. There can be no assurance that any such claim for damages (or any recovery on the underlying mortgaged real estate) would be sufficient to provide for the repayment of amounts then due under the lease or any debt encumbering the property.

We may have obligations to comply with covenants under certain of our equity investments in real property.

Under certain of our equity investments in real property, we, as owner of the property, retain obligations with respect to the property, including the responsibility for real estate taxes, insurance, operating expenses, maintenance and repair of the property, provision of adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet such obligations, the tenant may be permitted to abate rent or terminate the lease, which may result in a loss of our capital invested in, and anticipated profits from, such property.

Rising operating expenses could reduce our cash flow and funds available for future dividends.

Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties are also subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

While most of our properties are subject to a net lease, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay the expenses associated with maintaining the property. In addition, real estate taxes on our properties and any other properties that we acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. Many U.S. states and localities are considering increases in their income and/or property tax rates (or increases in the assessments of real estate) to cover revenue shortfalls. If we are unable to lease properties on a net lease basis, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

We may not be able to renew our leases or re-lease our properties.

Upon the expiration of leases on our properties, we may not be able to re-let all or a portion of that property, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon re-letting are significantly lower than the current rates, our financial condition and operating results will be adversely affected. There can be no assurance that we will be able to retain tenants upon the expiration of their leases.

Illiquidity of real estate may limit our ability to change our portfolio.

Real estate investments are relatively illiquid. Our ability to vary our portfolio by selling and buying properties in response to changes in economic and other conditions will be limited. In addition, the Internal Revenue Code of 1986, as amended, or the Code, limits our ability to sell our properties by imposing a penalty tax of 100% on the gain derived from prohibited transactions, which are defined as sales of property held primarily for sale to customers in the ordinary course of a trade or business. The frequency of sales and the holding period of the property sold are two primary factors in determining whether a property sold fits within this definition. These considerations may limit our opportunities to sell our properties. If we must sell a property, we cannot assure you that we will be able to dispose of the property in the time period we desire or that the sales price of the property will recoup or exceed our cost for the property.

Noncompliance with environmental laws could adversely affect our financial condition and operating results.

The real properties we own, including those that we may acquire by foreclosure in connection with our net lease loans, are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the current owner of a contaminated property to clean up the property, even if the owner did not know of and was not responsible for the contamination. For example, liability can be imposed upon a property owner based on activities of a tenant. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to rent or sell the property. Under the environmental laws, courts and governmental agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal of, or transports for disposal or treatment of, a hazardous substance to a property owned by another may be liable for the costs of removal or remediation of the hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. Also, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used. We may be responsible for environmental liabilities created by our tenants irrespective of the terms of any lease.

We could be responsible for the costs discussed above. The costs incurred to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition and operating results.

Prior to acquisition of or foreclosure on a property, we obtain Phase I environmental reports and, in some cases, a Phase II environmental report. However, these reports may not reveal all environmental conditions at a property and we may incur material environmental liabilities of which we are unaware. Future laws or regulations may impose material environmental liabilities on us or our tenants and the current environmental condition of our properties may be affected by the condition of the properties in the vicinity of our properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Risks Related to Lease Enhancements

Our lease enhancement mechanisms may fail.

We have developed certain lease enhancement mechanisms designed to reduce the risks inherent in our net lease investments. These lease enhancement mechanisms include:

•	casualty and condemnation insurance policies that protect us from any right the tenant may have to terminate the underlying net lease or abate rent as a result of a casualty or condemnation;

•
with respect to a double net lease, borrower reserve funds that protect us from any rights the tenant may have to terminate the underlying net lease or abate rent as a result of the failure of the property owner to maintain and repair the property or related common areas; and

•
residual value insurance policies on net lease loans which have an amortization period that extends beyond the initial term of the underlying net lease, that insure against the risk that the borrower defaults and the property is worth less than the balloon balance at maturity.

These lease enhancement mechanisms may not protect us against all losses. For example, our casualty and condemnation policies typically contain exclusions relating to war, insurrection, rebellion, revolution or civil riot and radioactive matter, earthquakes (in earthquake zones) and takings (other than by condemnation) by reason of danger to public health, public safety or the environment. In addition, amounts in the borrower reserve fund may be insufficient to cover the cost of maintenance or repairs, and the borrower may fail to perform such maintenance or repairs at its own expense. The failure of our lease enhancement mechanisms may result in the loss of our capital invested in, and profits anticipated from, our investment, and could adversely affect our financial condition and operating results.

We depend on our insurance carriers to provide and honor lease enhancements.

We presently obtain specialized lease enhancement insurance policies from two carriers. The limited number of insurance carriers available to provide lease enhancements restricts our ability to replace such insurers. Any of the following developments with respect to our carriers may have a material adverse effect on our financial condition and operating results:

•	a deterioration in our relationship with one or both of our carriers;

•	a bankruptcy or other material adverse financial development with respect to one or both of our carriers; and

•	a dispute as to policy coverage with one or both of our carriers.

We may fail to analyze leases adequately or apply appropriate lease enhancement mechanisms.

Our net lease assets are generally secured by rent payments on the underlying net lease. Therefore, continued rent payments are critical to the value of our assets. In determining whether a lease enhancement mechanism is appropriate, we examine the costs and benefits of the lease enhancement mechanism in light of our analysis of the risks associated with the underlying net lease. As a result of this analysis, we may decline to apply a lease enhancement mechanism that would otherwise protect us. Our failure to analyze leases adequately or apply appropriate lease enhancement mechanisms could cause a decline in the value of our net lease asset and adversely affect our financial condition and operating results.

Risks Related to Business Strategy and Policies

We face significant competition that could harm our business.

We are subject to significant competition in seeking asset investments. We compete with other specialty finance companies, insurance companies, investment banks, savings and loan associations, banks, mortgage bankers, mutual funds, institutional investors, pension funds, other lenders, governmental bodies and individuals and other entities, including REITs. We may face new competitors and, due to our focus on net lease properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we may not encounter the same competitors in each region of the United States. Many of our competitors will have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments, may have access to lower cost capital and may succeed in buying the assets that we target for acquisition. We may incur costs on unsuccessful acquisitions that we will not be able to recover. Our failure to compete successfully could have a material adverse effect on our financial condition and operating results.

Our ability to grow our business will be limited by our ability to attract debt or equity financing, and we may have difficulty accessing capital on attractive terms.

We expect to fund future investments primarily from debt or equity capital. Therefore, we are dependent upon our ability to attract debt or equity financing from public or institutional lenders. The capital markets have been, and in the future may be, adversely affected by various events beyond our control, such as the United States’ military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies, such as Enron Corp. Events such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business. As a REIT, we will also be dependent upon the availability and cost of capital in the REIT markets specifically, which can be impacted by various factors such as interest rate levels, the strength of real estate markets and investors’ appetite for REIT investments. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future investments, or at an acceptable cost.

Future offerings of debt and equity may adversely affect the market price of our common stock.

We expect in the future to increase our capital resources by making additional offerings of equity and debt securities, which would include classes of preferred stock, common stock and senior or subordinated notes. All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity, reduce the market price of shares of our common stock, or be of preferred stock having a distribution preference that may limit our ability to make distributions on our common stock. We are unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

We may fail to manage our anticipated growth.

As of December 31, 2004, our company had 23 employees. If we grow rapidly, we may experience a significant strain on our management, operational, financial and other resources. Our ability to manage growth effectively will require us to continue to improve our operational and financial systems, to expand our employee base and train and manage our employees and to develop additional management expertise. Management of growth is especially challenging for us due to our limited financial resources. Failure to increase our business and manage growth effectively could have a material adverse effect on our financial condition and operating results.

Temporary investment in short-term investments may adversely affect our results.

Our results of operations may be adversely affected during the period in which we are implementing our investment, leveraging and hedging strategies or during any period after which we have received the proceeds of a financing or asset sale but have not invested the proceeds. During this time, we may be invested in short-term investments, including CMBS or CDO bonds, corporate bonds, commercial paper, money market funds and U.S. agency debt.

The concentration of our company’s ownership may adversely affect the ability of new investors to influence our company’s policies.

As of December 31, 2004, our directors and executive officers owned approximately 12.2% in the aggregate of the outstanding shares of our common stock. Accordingly, these owners collectively have significant influence over our company and may determine to vote their shares together. This influence may result in company decisions that may not serve the best interest of all stockholders.

Our board of directors may change our investment and operational policies without stockholder consent.

Our board of directors determines our investment and operational policies and may amend or revise our policies, including our policies with respect to our REIT status, investment objectives, acquisitions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies without a vote of or notice to our stockholders. Investment and operational policy changes could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

The federal income tax laws governing REITs are complex, and our failure to qualify as a REIT under the federal tax laws will result in adverse tax consequences.

We intend to operate in a manner that will allow us to qualify as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income. Our taxable income would be determined without deducting any distributions to our stockholders. We might need to borrow money or sell assets in order to pay any such tax. If we cease to qualify as a REIT, we no longer would be required to distribute most of our taxable income to our stockholders. Unless the federal income tax laws excused our failure to qualify as a REIT, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow or limit our ability to sell or securitize our assets.

Failure to make required distributions would subject us to tax.

In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, other than any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Under some circumstances, we may need to borrow money or sell assets to distribute enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

The formation of taxable REIT subsidiaries increases our overall tax liability.

Our taxable REIT subsidiaries will be subject to federal and state income tax on their taxable income, which will consist of gains from any loan sales and financial advisory services fees, net of the general and administrative expenses associated with these businesses. Accordingly, although our ownership of the taxable REIT subsidiaries allows us to participate in additional operating income, that operating income is fully subject to corporate income tax. The after-tax net income of our taxable REIT subsidiaries is available for distribution to us as dividends, but we may choose to retain earnings in the taxable REIT subsidiary and not pay dividends.

We will incur a 100% tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s-length basis.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing our loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell a loan or securitize loans in a manner that was treated as a sale for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans other than through our taxable REIT subsidiaries and may limit the structures that we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our operations by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified real estate assets, to no more than 25% of our gross income. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources to no more than 5% of our annual gross income. As a result, we may have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate one or both of the REIT gross income tests, we would be subject to a penalty tax generally equal to the greater of the amounts by which we failed the two gross income tests, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the REIT gross income tests, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to maintain our REIT qualification, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. To preserve our REIT qualification, our charter provides that, unless exempted by our board of directors, no person may directly or indirectly own more than 9.9% of the number or value (whichever is more restrictive) of our outstanding shares of stock. We refer to this limitation as the “Aggregate Stock Ownership Limit.” In addition, our charter provides that, unless exempted by our board of directors, no person may directly or indirectly own more than 9.9% of the aggregate number or value (whichever is more restrictive) of the outstanding shares of our common stock. We refer to this limitation as the “Common Stock Ownership Limit.” Generally, any shares of our stock owned by affiliated owners will be combined for purposes of the Aggregate Stock Ownership Limit, and any shares of common stock owned by affiliated owners will be combined for purposes of the Common Stock Ownership Limit.

If anyone transfers shares in a way that would violate our ownership limits, or prevent us from continuing to qualify as a REIT under the federal income tax laws, we will consider the transfer to be null and void from the outset and the intended transferee of those shares will be deemed never to have owned the shares or those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate our ownership limits. Anyone who acquires shares in violation of our ownership limits or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

Provisions of our charter and Maryland law may limit the ability of a third-party to acquire control of our company.

Our charter contains restrictions on stock ownership and transfer.

Our charter contains the Aggregate Stock Ownership Limit and the Common Stock Ownership Limit, and these restrictions on transferability and ownership may delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors may issue additional stock without stockholder approval.

Our charter authorizes our board of directors to amend the charter to increase or decrease the aggregate number of shares of stock we have authority to issue, without any action by the stockholders. Issuances of additional shares of stock may delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Other provisions of our charter and bylaws may delay or prevent a transaction or change of control.

Our charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. For example, our charter and bylaws provide that: a two-thirds vote of stockholders is required to remove a director, vacancies on our board may only be filled by the remaining directors, the number of directors may be fixed only by the directors, our bylaws may only be amended by our directors and a majority of shares is required to call a special stockholders meeting.

The market price of our common stock may vary substantially.

The trading prices of equity securities issued by REITs historically have been affected by changes in market interest rates. One of the factors that may influence the price of our common stock in public trading markets is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our common stock to demand a higher annual yield, which could reduce the market price of our common stock.

Upon completion of our initial public offering, we issued an aggregate of 3,968,800 shares of our common stock to the former owners of our predecessor, Capital Lease Funding, LLC, and we have agreed to register the resale of these shares and certain additional shares issued to certain of our executive officers and other key employees. We plan to file a registration statement registering the resale of these shares in the immediate future. Upon registration of resale of these shares, the owners may freely resell the shares into the public market without restriction. In addition, on November 17, 2004, an aggregate of 139,134 shares of our common stock issued to certain of our current and former employees prior to our initial public offering became eligible for sale under Rule 144 of the Securities Act of 1933, as amended. The resale of any of these shares into the public market, or the perception that such resale may occur, could adversely affect the market price of our common stock.

Other factors that could affect the market price of our common stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the real estate or mortgage loan industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

We depend on our key personnel.

We depend on the efforts and expertise of our senior management to manage our day-to-day operations and strategic business direction. Our senior management is comprised of Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz and Michael J. Heneghan. We also depend on the business relationships that our staff has with borrowers, tenants, mortgage brokers, investment sale brokers, lenders, institutional investors and other net lease market participants. Although we have entered into employment agreements with each member of our senior management, there is no guarantee that any of them will remain employed with our company for the term of their respective agreements. We do not maintain key person life insurance on any of our management team members. If any member of our senior management team were to die, become disabled or otherwise leave our employ, we may not be able to replace him with a person of equal skill, ability and industry expertise.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Capital Lease Funding, Inc.

We have audited the accompanying consolidated balance sheets of Capital Lease Funding, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity/members’ capital, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Lease Funding, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York March 8, 2005 except for Note 22, as to which the date is March 10, 2005

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2004 and 2003

(in thousands)	As of December 31,
	2004	2003
Assets

Cash and cash equivalents	$30,721	$6,522
Mortgage loans held for sale	–	71,757
Mortgage loans held for investment	207,347	–
Real estate investments, net	194,541	–
Securities available for sale	87,756	40,054
Structuring fees receivable	4,426	5,223
Real estate investments consolidated under FIN46	48,000	–
Prepaid expenses and other assets	7,941	1,962
Amounts due from affiliates and members	81	44
Accrued rental income	507	–
Derivative assets	42	–
Furniture, fixtures and equipment, net	340	211
Total Assets	$581,702	$125,773

Liabilities and Members' Capital/Stockholders' equity

Accounts payable and accrued expenses	$3,479	$2,635
Deposits and escrows	10,725	175
Due to servicer and dealers	4,357	347
Repurchase agreement obligations	133,831	28,765
Repurchase agreement obligation due to affiliates	–	59,322
Mortgages on real estate investments	111,539	–
Derivative liabilities	7,355	484
Intangible liabilities on real estate investments	7,028	–
Dividends payable	4,124	–
Mortgage on real estate investments consolidated under FIN46	4,815	–
Total Liabilities	287,253	91,728
Minority interest in real estate investments consolidated under FIN46	41,185	–
Commitments and contingencies	–	–
Stockholders' equity/members' capital:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2004	–	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 27,491,700 shares issued and outstanding at December 31, 2004	275	–
Additional paid in capital	253,437	–
Accumulated other comprehensive income	1,203	–
Deferred compensation expense	(1,651)	–
Retained earnings	–	–
Members' capital	–	34,045
Total Stockholders' Equity/Members' Capital	253,264	34,045
Total Liabilities and Stockholders' Equity/Members' Capital	$581,702	$125,773

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Income Statements
For the years ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)	Year ended December 31,
	2004	2003	2002
Revenues:
Interest income from mortgage loans and securities	$13,589	$7,317	$8,092
Gain on sales of mortgage loans and securities	794	11,652	10,051
Rental revenue	4,287	–	–
Property expense recoveries	1,608	–	–
Other revenue	726	151	343
Total revenues	21,004	19,120	18,486
Expenses:
Interest expense	2,768	1,220	2,142
Interest expense to affiliates	–	838	659
Property expenses	1,761	–	–
Net loss on derivatives and short sales of securities	724	3,129	7,729
Loss on securities	247	–	–
General and administrative expenses	8,833	7,186	6,966
General and administrative expenses-stock based compensation	3,825	–	–
Depreciation and amortization expense on real property	1,281	–	–
Loan processing expenses	196	114	158
Total expenses	19,635	12,487	17,654
Income before provision for income taxes	1,369	6,633	832
Provision for income taxes	9	–	–
Net income	$1,360	$6,633	$832
Earnings per share (pro forma for 2003 and 2002)
Net income per share, basic and diluted	$0.06	$1.61	$0.20
Weighted average number of common shares outstanding, basic and diluted	22,125	4,108	4,108
Dividends declared per common share	$0.25	$–	$–

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity/Members’ Capital
For the years ended December 31, 2004, 2003 and 2002

	Capital Lease Funding, LLC		Capital Lease Funding, Inc.
(in thousands)	Members' Capital	Accumulated Other Comprehensive Income (Loss)	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Expense	Retained Earnings (Deficit)	Total
Members' capital at December 31, 2001	$24,492	$574	$–	$–	$–	$–	$–	$25,066
Net income for the year ended December 31, 2002	832	–	–	–	–	–	–	832
Unrealized change in value on securities available for sale	–	1,877	–	–	–	–	–	1,877
Members' capital at December 31, 2002	25,324	2,451	–	–	–	–	–	27,775
Net income for the year ended December 31, 2003	6,633	–	–	–	–	–	–	6,633
Unrealized change in value on securities available for sale	–	(363)	–	–	–	–	–	(363)
Issurance of stock-founders' shares	–	–	1	13	–	–	–	14
Members' capital at December 31, 2003	$31,957	$2,088	$1	$13	$–	$–	$–	$34,059
Acquisition of Caplease LP	(31,957)	(2,088)	40	31,917	2,088	–	–	–
Issuance of stock-initial public offering	–	–	230	241,270	–	–	–	241,500
Initial public offering costs	–	–	–	(19,723)	–	–	–	(19,723)
Issuance of stock-incentive stock plan at offering date	–	–	4	4,026	–	(2,669)	–	1,361
Adjust initial management share purchases to market value	–	–	–	1,447	–	–	–	1,447
Incentive stock plan compensation expense-March 25- December 31, 2004	–	–	–	–	–	1,018	–	1,018
Net income	–	–	–	–	–	–	1,360	1,360
Dividends declared	–	–	–	(5,513)	–	–	(1,360)	(6,873)
Unrealized change in value on securities available for sale	–	–	–	–	8,121	–	–	8,121
Unrealized loss on derivatives	–	–	–	–	(7,312)	–	–	(7,312)
Net realized loss on cash flow hedges	–	–	–	–	(1,694)	–	–	(1,694)
Balance at December 31, 2004	$–	$–	$275	$253,437	$1,203	$(1,651)	$–	$253,264

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002

(in thousands)	Year ended December 31,
	2004	2003	2002
Operating activities
Net income	$1,360	$6,633	$832
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,386	150	121
Amortization of stock based compensation expense	3,825	–	–
Gain on sale of mortgage loans and securities	(794)	(11,652)	(10,051)
Change in provision for loss on mortgage loans	–	(1,917)	(83)
Loss on derivatives and short sales of securities	724	3,129	7,729
Change in accrued rental income	(507)	–	–
Changes in operating assets and liabilities:
Proceeds from sale of mortgage loans	–	159,915	154,327
Net principal advanced to borrowers	–	(141,185)	(137,572)
Funds used in hedging and risk management activities	(4,462)	(4,219)	(7,866)
Loan origination costs	–	(61)	(354)
Securities held for sale	–	(20,175)	(4,363)
Structuring fees receivable	797	(429)	437
Amounts due from dealers for short sales of securities	–	–	12,402
Short sale of securities	–	–	(11,266)
Prepaid expenses and other assets	(7,018)	(957)	219
Accounts payable and accrued expenses	843	602	(245)
Deposits and escrows	10,550	(515)	(195)
Due to servicer and dealer	4,012	(62)	(298)
Net cash provided by (used in) operating activities	10,716	(10,743)	3,774

Investing activities
Proceeds from sale of mortgage loans	25,422	–	–
Principal advanced to borrowers	(167,009)	–	–
Principal received from borrowers	8,520	–	–
Loan origination costs	331	–	–
Purchase of securities available for sale	(95,449)	–	–
Sale of securities available for sale	55,868	–	–
Purchases of real estate investments	(174,605)	–	–
Deposit on potential equity investment	(2,500)	–	1,000
Purchases of furniture, fixtures and equipment	(234)	(69)	(154)
Net cash (used in) provided by investing activities	(349,656)	(69)	846

Financing activities
Borrowing under repurchase agreements	135,411	47,974	84,034
Repayments under repurchase agreements	(30,344)	(71,103)	(107,549)
Borrowing under repurchase agreements to affiliates	–	62,865	15,657
Repayments under repurchase agreements to affiliates	(59,322)	(27,765)	(2,684)
Borrowings from mortgages on properties	97,547	–	–
Repayments of mortgages on properties	(198)	–	–
Net proceeds from equity offering	222,818	–	–
Dividends paid	(2,749)	–	–
Reverse merger	14	–	–
Repayments under notes payable	–	(275)	–
Changes in amounts due from (to) affiliates and member	(38)	252	(231)
Net cash provided by (used in) financing activities	363,139	11,948	(10,773)
Net (decrease) increase in cash	24,199	1,136	(6,153)
Cash and cash equivalents at beginning of period	6,522	5,386	11,539
Cash and cash equivalents at end of period	$30,721	$6,522	$5,386

Supplemental disclosure of cash flow information
Cash paid during the year for interest expense	$2,647	$2,176	$2,574
Cash paid during the year for income taxes	$–	$89	$64
Dividends declared but not paid	$4,124	$–	$–

Supplemental disclosure of noncash operating, investing and financing activities
Prepaid expenses and other assets reclassified to public offering costs	$1,040	$–	$–
Mortgage notes payable assumed on properties acquired	$14,190	$–	$–
Value of in-place leases and above-market leases acquired	$13,222	$–	$–
Value of below-market leases acquired	$7,028	$–	$–
Real estate investments consolidated under FIN46	$48,000	$–	$–
Mortgage on real estate investments consolidated under FIN46	$4,815	$–	$–
Unrealized loss on cash flow hedges	$7,312	$–	$–

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

1.	Organization

Capital Lease Funding, Inc. (“CLF, Inc.” and collectively with its wholly-owned subsidiaries, the “Company”) was incorporated in the State of Maryland during October 2003, and was formed for the purpose of continuing the existing business operations and acquiring the assets and liabilities of Caplease, LP (“LP” or the Predecessor”).  CLF, Inc. completed this acquisition through a reverse merger and its initial public offering during March 2004.  The Company invests in real estate mortgage loans, equity interests in real estate properties, real estate securities and other real estate assets.  The Company’s investments primarily consist of real estate related assets that are backed by commercial properties typically subject to long-term net leases from investment grade and near investment grade tenants.

The accompanying financial statements include the historical results of operations of the Predecessor prior to its acquisition by CLF, Inc.

The Predecessor’s principal activity was the origination and sale or securitization of commercial mortgage loans.  Since 1995, the Predecessor was primarily engaged in the business of originating, underwriting and securitizing mortgage loans to owners of real properties subject to long term leases to high credit quality tenants. These loans were typically secured by a first lien on the leased property and an assignment of the leases and all rents due under the lease.

In March 2004, CLF, Inc. sold 23 million shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222 million.  CLF, Inc. had 27,491,700 shares of common stock outstanding at December 31, 2004.

CLF, Inc. is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes.  As such, it will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.  On September 14, 2004, CLF, Inc. declared a dividend of $0.10 per common share, payable on October 15, 2004, to stockholders of record as of September 30, 2004.  On December 20, 2004, CLF, Inc. declared a dividend of $0.15 per common share, payable on January 14, 2005, to stockholders of record as of December 31, 2004. The dividend declared in December was paid on January 14, 2005.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Predecessor prior to March 24, 2004 and CLF, Inc. and its wholly-owned subsidiaries, thereafter.  All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Risks and Uncertainties

In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market.  Credit risk is the risk of default on the Company’s loans, leases and securities that results from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of investments in loans and real estate or in hedging instruments due to changes in interest rates or other market factors, including the value of the collateral underlying loans and the valuation of real estate held by the Company.  Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other borrower information.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Investments in Mortgage Loans

Mortgage loans are secured by an assignment of the long-term real property leases (the majority of whose tenants are investment grade) and mortgages on the underlying real estate.  Mortgage loans held for investment are carried at cost (unpaid principal balance adjusted for unearned discount and deferred expenses), and are amortized using the effective interest method.  Mortgage loans held for sale without a designated hedge are reported at the lower of cost (unpaid principal balance adjusted for unearned discount and deferred expenses) or market value.  Mortgage loans held for sale with a designated hedge are reported at cost, with adjustments to cost for the change in fair value attributable to the hedged risk.

Purchase Accounting for Acquisition of Real Estate

The fair value of rental real estate acquired subject to existing leases is allocated to the following based on fair values:

•	the acquired tangible assets, consisting of land, building and improvements; and

•
identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.

In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence activities and other market data, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market rate renewal options for below-market leases.  The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management's evaluation of the specific characteristics of each tenant's lease and the Company’s overall relationship with the respective tenant.  Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases.  Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases.  In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties.  The Company generally depreciates buildings and building improvements over periods not exceeding 40 years.  Direct costs incurred in acquiring properties are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant renovations which extend the useful life of the properties are capitalized.

Securities Available for Sale

Securities are classified as available-for-sale securities and are reported at fair value on the Company’s balance sheet, with unrealized gains and losses included in other comprehensive income, and other than temporary impairments included in current earnings on the income statement, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company has also adopted the disclosure requirements of EITF Issue No. 03-01 regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an “other than temporary” loss has not been recognized.

Structuring Fees Receivable

Structuring fees receivable are initially recorded at the discounted value of expected cash receipts, and periodically evaluated for impairment.  In accordance with SAB 104, fee revenue is recognized as earned when the following criteria are met: (i) evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured.  The Company amortizes the receivable balance as cash is collected, allocating a portion of the cash received to principal and interest.

Deferred Origination Costs

In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Company defers the recognition of fees and expenses associated with the origination of its commercial mortgage loans held for investment.  These items include lender fee income, rate lock income, certain legal fees, insurance costs, rating agency fees and certain other expenses.  Deferred fees and costs are recognized as an adjustment to the effective yield over the life of the related asset.

Sale of Commercial Mortgage Loans

As part of the Company’s current business operations, the Company sells a limited number of mortgage loans.  Prior to its initial public offering in March 2004, the Company sold a majority of its mortgage loans.  The Company does not retain servicing rights for sold loans.  In these instances, the Company will derecognize assets sold, record assets received or retained and record a gain or loss on sale.  The asset received is generally cash.  In certain sale transactions, the Company retains a small cash flow interest in the loans being sold.  The Company accounted for sales of mortgage loans in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Derivative and Other Risk Management Transactions

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  The Company measures derivative instruments at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Prior to the CLF, Inc.'s conversion to a REIT on March 24, 2004, the Company used derivatives consisting of U.S. Treasury and Agency lock transactions ("Locks") to hedge interest rate risk associated with owning fixed rate mortgage loan assets financed by floating rate debt.  These Locks, to the extent that the Company has designated them and they qualify as part of a hedging relationship, are treated as fair value hedges in accordance with SFAS 133.

Subsequent to REIT conversion, the Company began using forward starting interest rate swaps to hedge the variable of changes in the interest-related cash outflows on forecasted future borrowings.  These interest rate swaps, to the extent that the Company has designated them and they qualify as part of a hedging relationship, are treated as cash flow hedges in accordance with SFAS 133.

Revenue Recognition

Interest income from mortgage loans (including mortgage loans with associated valuation reserves), securities, and structuring fees receivable, are recognized on the accrual basis of accounting.  Interest income from securities (including interest-only strips) is recognized over the life of the investment using the effective interest method.  The cost basis of interest-only strips is adjusted to reflect any prepayments from underlying assets, using the initial yield-to-maturity at the purchase date.

Rental revenue on real estate is recognized in accordance with SFAS No. 13, Accounting for Leases.  Rental revenue is recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

Gains are recognized on the sale of mortgage loans and securities in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  As part of the Company’s 10-year credit tenant loan program, it originates a loan and bifurcates the loan into two notes-a real estate note and a corporate credit note.  The Company generally sells the real estate note to a third party and retains the corporate credit note in portfolio.  The Company computes gain on these sales by comparing the sales proceeds on the note to its cost basis.  The Company computes its cost basis on the note by allocating the entire basis in the loan between the two notes based on the present value of expected cash flows on each note.  In computing present values, management estimates a discount rate based on a benchmark rate plus a market spread based on the underlying credit.  These estimates reflect market rates that management believes are reasonable.  However, the use of different estimates could have an impact on the calculation of gain on sale revenue.

Advisory fees receivable are recognized upon the completion of the advisory services when the amount is estimable and collection is probable.  The value of the receivable is based on the present value of the expected cash flows and amortized as advisory fee payments are received.

The Company may periodically receive breakup fees on contracts in connection with its investments in real estate.  The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Lease Enhancement Mechanisms

The Company utilizes the following lease enhancement mechanisms, primarily as part of its mortgage lending programs:

•	casualty and condemnation insurance policies that protect the Company from any right the tenant may have to terminate the underlying net lease or abate rent as a result of a casualty or condemnation;

•
with respect to a double net lease, borrower reserve funds that protect the Company from any rights the tenant may have to terminate the underlying net lease or abate rent as a result of the failure of the property owner to maintain and repair the property or related common areas; and

•
residual value insurance policies on net lease loans that have an amortization period that extends beyond the initial term of the underlying net lease that insure against the risk that the borrower defaults and the property is worth less than the balloon balance at maturity.

Costs incurred by the Company for lease enhancement mechanisms are typically charged to the borrowers. In instances where costs are not fully absorbed by the borrower, costs are treated in accordance with SFAS No. 91, as a cost of mortgage loan origination.

Provision for Credit Losses

The Company’s accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for credit losses on its mortgage loan and securities portfolio.  Management provides a portfolio reserve based upon its periodic evaluation and analysis of the mortgage loans in portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.  Valuation allowances are established for loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral on a portfolio basis.  Losses are recognized through a loss provision on the balance sheet with a corresponding charge to the provision for loss in the income statement.  At December 31, 2004, there was no provision for credit losses.

Impairment of Long-Lived Assets

The Company reviews its investment in long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The adoption of SFAS No. 144 by the Company on January 1, 2002 did not have a material effect on its results of operations or financial position.  There were no impairment reserves taken for the years ended December 31, 2004, 2003 and 2002.

Marketing and Advertising Costs

The Company expenses marketing and advertising costs as incurred.  Marketing and advertising expense totaled $688, $544, and $414 in 2004, 2003, and 2002, respectively.

Income Taxes

CLF, Inc. is subject to federal income taxation at corporate rates on its "REIT taxable income"; however, CLF, Inc. is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of CLF, Inc. to taxation at the stockholder level only.  CLF, Inc. intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.  The Company conducts a portion of its business through a taxable REIT subsidiary (“TRS”), and the income from the activities at the TRS is subject to federal and state taxation at the applicable corporate rates.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Other Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company recognizes the change in fair value of its securities held for sale through other comprehensive income.  In accordance with SFAS No. 133, the Company recognizes the change in fair value, and gains and losses from its cash flow hedges through other comprehensive income.  Realized gains and losses from cash flow hedges related to the Company’s debt issuances are amortized as a component of interest expense over the term of the related financing, using the constant interest method.

Earnings per Share

In accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), the Company presents both basic and diluted earnings per share ("EPS").  Basic EPS excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

For the year ended December 31, 2004, EPS and weighted average shares outstanding include the 254,186 non-vested shares issued under CLF, Inc.’s stock incentive plan.  For the year ended December 31, 2004, EPS is computed based on the net income divided by the weighted average shares outstanding during the period of 22,124,934.  For the years ended December 31, 2003 and 2002, EPS and shares outstanding are presented on a pro forma basis, which assumes that 4,107,934 shares were outstanding during these periods.  This share number represents 3,968,800 shares of common stock issued to the owners of the Predecessor in exchange for their members’ capital, and 139,134 shares sold to certain current and former employees of the Predecessor in November 2003.  Pro forma EPS information is computed based on the net income divided by 4,107,934.  There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2004, 2003 and 2002.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 153: Exchanges of Non-monetary Assets − An Amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.”  SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) − Share-Based Payment (“SFAS No. 123R”).  SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Reclassification

Certain prior year amounts have been reclassified to conform to the current presentation.

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

Mortgage loans held for investment at December 31, 2004 and held for sale at December 31, 2003 consist predominantly of loans on properties subject to leases to investment grade companies with credit ratings generally ranging from AA to BB from Standard & Poor’s:

	December 31,
	2004	2003
Principal	$206,735	$72,370
Cost premium (unearned discount)	1,158	(740)
Cost basis	207,893	71,630
Mark to fair value on mortgage loans being hedged	–	343
Carrying amount of mortgages	207,893	71,973
Deferred origination fees, net	(546)	(216)
Total	$207,347	$71,757

At December 31, 2004 and December 31, 2003, the mortgage loans carried interest rates ranging from 4.71% to 10.00% and 4.71% to 8.10%, respectively.  At December 31, 2004 and December 31, 2003, the weighted average effective interest rate on the mortgage loans, as measured against our cost basis, was 6.56% and 6.36%, respectively.

During 2000, the Company recorded a valuation provision of $2,000 related to a group of mortgage loans with Rite Aid Corporation as the tenant under the related leases.  During 2002, the provision was reduced by $83 due to the prepayment of a Rite Aid loan. During 2003, the provision was eliminated in connection with the sale of the remaining Rite aid loans held in portfolio.  For the years ended December 31, 2003 and 2002 all scheduled principal and interest payments remained current under the term of the Rite Aid mortgage loans.  Interest income earned on the Rite Aid loans for the years ended December 31, 2003 and 2002 was approximately $1,210 and $1,893, respectively.  During 2003, the Company sold Rite Aid mortgage loans with an aggregate principal amount of $24,920, and recorded a gain-on-sale of $1,756.

5.	Real estate investments

During the year ended December 31, 2004, the Company acquired 9 real estate properties for an aggregate purchase price of approximately $188 million. There were no dispositions of real estate properties during 2004.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at December 31, 2004:

December 31,
2004
Real estate investments, at cost:
Land and improvements	$28,226
Building and improvements	154,374
Intangible assets under SFAS 141	13,222
Less: Accumulated depreciation	(1,281)
Real estate investments, net	$194,541
Intangible liabilities on real estate investments	$7,028

Some leases provide for scheduled rent increases throughout the lease term.  Such amounts are recognized on a straight-line basis over the terms of the leases.  For the year ended December 31, 2004, the Company recognized $507 of such revenue.  At December 31, 2004, the balance of accrued rental income was $507.  Amortization of intangible assets on real estate investments totaled $295 for the year ended December 31, 2004 and is included in “Depreciation and amortization expense” on the Company’s Consolidated Income Statement.  Amortization of intangible liabilities on real estate investments totaled $80 for the year ended December 31, 2004, and is included in “Rental revenue” on the Company’s Consolidated Income Statement.

Scheduled amortization on existing intangible assets and liabilities on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
2005	$1,224	$396
2006	1,224	396
2007	1,224	396
2008	1,224	396
2009	1,224	396
Thereafter	7,102	5,048
	$13,222	$7,028

The Company’s analysis of intangible assets and liabilities acquired in connection with the acquisition of real estate properties is preliminary.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

6.	Securities and Structuring Fees Receivable

Securities available for sale at December 31, 2004 and at December 31, 2003 consisted of the following:

	Scheduled	December 31,
Description	Maturity Date	2004	2003
Face amount-BSCMS 1999-CLF1, Class E (rated BB)	Nov 2023	$3,326	$3,326
Face amount-BSCMS 1999-CLF1, Class F (rated B-)	May 2028	2,494	2,494
Face amount-CALFS 1997-CTL1, Class D (rated BBB)	Nov 2018	3,000	–
Face amount-CMLBC 2001-CMLB-1 Class E (rated BBB+)	Nov 2022	9,526	–
Face amount-CMLBC 2001-CMLB-1 Class G (rated BBB-)	Jul 2023	9,526	–
Face amount-CMLBC 2001-CMLB-1, Class H (rated BB)	Jan 2024	11,907	11,907
Face amount-CMLBC 2001-CMLB-1, Class J (rated B)	Aug 2024	7,144	7,144
Face amount-CMLBC 2001-CMLB-1, Class K (not rated)	Oct 2025	4,766	4,766
Face amount-NLFC 1999 LTL1, Class D (rated BBB)	Nov 2022	5,000	5,000
Face amount-NLFC 1999 LTL1, Class E (rated BB-)	Apr 2022	11,081	–
Cost-NLFC 1999 LTL1, Class X/IO (rated AAA)	Jan 2024	9,908	–
Face amount-Yahoo, Inc. 6.65% Certificates (tenant rated BBB-)	Aug 2026	16,999	–
Face amount-CVS Pass Through Certificates (tenant rated A-)	Jan 2023	6,180	–
Face amount-BACMS 2002-2, Class V-1 (tenant is rated BBB)	Sep 2019	361	331
Face amount-BACMS 2002-2, Class V-2 (tenant is rated BBB-)	Jan 2021	553	508
Face amount-CREST 2001-1A, Class A (rated AAA)	Nov 2010	–	20,397
Unearned discount		(24,224)	(17,907)
Cost basis		77,547	37,966
Unrealized appreciation on securities held for sale		10,209	2,088
Total		$87,756	$40,054

Unrealized gains and losses on securities available for sale at December 31, 2004 and 2003 included as a component of other comprehensive income consisted of the following:

	December 31,
	2004	2003
Unrealized gains on securities available for sale	10,266	2,494
Unrealized losses on securities available for sale	(57)	(406)

At December 31, 2004 and December 31, 2003, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was 9.9% and 7.5%, respectively.  The investment in CREST 2001-1A bonds was made during December 2003, and was subsequently sold during January 2004 at cost.  There were no sales of securities during 2003 or 2002.  During the year ended December 31, 2004, the Company sold $35.5 million of corporate securities at cost that were held as temporary investments.

Structuring fees receivable of $4,426 and $5,223 at December 31, 2004 and December 31, 2003, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

At December 31, 2004, the Company wrote-down its investment in BSCMS 1999-CLF1 Class F bonds to reflect an other-than-temporary impairment on this security, as the result of the bankruptcy of Winn-Dixie during February 2005.  Winn-Dixie is the tenant on two mortgage loans in the underlying CMBS transaction.  One of the two stores and related mortgage loan was the subject of a lease rejection by Winn-Dixie as part of its initial bankruptcy filing in February 2005.  Management estimated the likely impact of the lease rejection on the value of the Class F security, and as a result, recognized a loss of $247, which is included in “Loss on securities” in the Company’s Consolidated Income Statement.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

7.	Fair Value of Financial Instruments

For certain of the Company’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, the Company derives or estimates fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved.  However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the derived fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument.  The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2004, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenant obligors under related credit tenant leases.

The fair values of cash and cash equivalents, prepaid expenses and other assets (which includes prepaid expenses, accrued interest receivable, and other assets), accounts payable and accrued expenses, deposit and escrows, due to servicer and dealers, and dividend payable approximate their carrying values due to the short maturities of these items.

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2004 are as follows:

	Carrying Amount	Notional Amount	Estimated Fair Value
Assets:
Mortgage loans held for investment	$207,893	$206,735	$215,330
Securities available for sale-CMBS	87,756	101,771	87,756
Structuring fees receivable	4,426	N/A	4,426
Derivative assets	42	4,868	42
Liabilities:
Repurchase agreements	133,831	133,831	133,831
Mortgages on real estate investments	111,539	110,732	110,574
Derivative liabilities	7,355	228,182	7,355

The methodologies used and key assumptions made to estimate fair values are as follows:

Mortgage loans held for investment—The fair value of our fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Securities available for sale—The fair value of securities available for sale is estimated by obtaining broker quotations, where available, based upon reasonable market order indications or a good faith estimate thereof.  For securities where market quotes are not readily obtainable, management may also estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and sales of similar securities, where available.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Structuring fees receivable—The fair value of structuring fees receivable is estimated with a discounted cash flow analysis, utilized scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Repurchase agreements—Management believes that the stated interest rates (all of which are floating rate, based on short-term interest rates) approximate market rates (when compared to similar credit facilities with similar credit risk).  As such, the fair value of the repurchase agreements is estimated to equal the carrying amounts (outstanding principal amounts) of the repurchase agreements.

Mortgages on real estate investments—The fair value of mortgages payable on real estate investments is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates. For mortgages where the Company has an early prepayment right, management also considers the prepayment amount to evaluate the fair value.

Derivative obligations and short sales of securities—The fair value of the Company’s derivative obligations and short sales of securities is estimated using current market quotes and third-party quotations, where available.

8.	Repurchase Agreements

As of December 31, 2004, the Company had repurchase agreements in place for short-term liquidity requirements with Wachovia Bank, N.A. and Bank of America, N.A.

Wachovia Bank, N.A.

During September 2004, the Company entered into a new master repurchase agreement with Wachovia Bank, N.A. to finance its asset investments on a short-term basis prior to obtaining long-term financing.  The master repurchase agreement replaced the Company’s existing credit facilities with Wachovia Bank.  Under the agreement, Caplease, LP and certain of the Company’s other subsidiaries will sell assets to Wachovia Bank and agree to repurchase those assets on a date certain at a repurchase price generally equal to the original purchase price plus accrued but unpaid interest.  Wachovia Bank will purchase each asset financed under the facility at a percentage of the asset’s value on the date of origination (the purchase rate) and the Company will pay interest to Wachovia Bank at prevailing short-term interest rates (one-month LIBOR) plus a pricing spread.  The Company has agreed to a schedule of purchase rates and pricing spreads with Wachovia Bank generally based upon the class and credit rating of the asset financed.  The facility is recourse to the Company and CLF, Inc. has agreed to guarantee all obligations of its subsidiaries under the agreement.  For financial reporting purposes, the Company characterizes all of the borrowings under the facility as on balance sheet financing transactions.

The repurchase agreement is a $250 million uncommitted facility, meaning Wachovia Bank must agree to each asset financed under the agreement.  The facility may be increased to $450 million if requested by the Company and Wachovia Bank agrees.

The agreement expires on September 21, 2005, but may be extended for not more than two successive 364 day periods if requested by the Company and Wachovia agrees.  The Company expects that it will request to renew the facility at its 2005 expiration date.

The Company can finance each of its existing primary products under the agreement, including commercial real estate whole loans, commercial mortgage backed securities (“CMBS”) and acquisitions of commercial real estate.  Commercial real estate acquisitions will be financed through mortgage loans made by Caplease, LP to a subsidiary of Caplease, LP formed for the purpose of owning the real property acquired followed by the sale of such mortgage loans to Wachovia under the terms of the facility.  Unless otherwise agreed to by Wachovia, for any asset financed under the facility for more than 240 days Wachovia may  (a) require that the asset be removed from the facility or (b) require all income generated by the asset be applied to reducing the outstanding balance under the facility.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

The agreement includes sublimits on certain asset classes and credit or tenant concentrations.

If at any time (i) the repurchase price of any financed asset exceeds its asset value (as defined in the agreement), (ii) either Standard & Poor’s or Moody’s downgrades any asset financed under the facility or (iii) the aggregate repurchase price of all financed assets exceeds the maximum facility size, Wachovia Bank may require a repurchase of the assets or a contribution of additional cash or other eligible assets to satisfy the difference.

The Company is required to maintain the following financial covenants during the term of the agreement:

•	liquidity (as defined in the agreement) of at least $8 million; and

•	consolidated tangible net worth (as defined in the agreement) of at least $100 million (plus 75% of the aggregate net proceeds from future equity offerings or capital contributions).

Wachovia Investors, Inc., an affiliate of Wachovia Bank, owns approximately 3.7% of CLF, Inc.’s outstanding common stock.  From time to time, the Company may sell net lease assets to, or finance net lease assets on a long-term basis with, Wachovia Bank or its affiliates on what management believes are fair market terms.  In addition, Wachovia Bank acts as servicer of the Company’s net lease loan assets and the transfer agent of CLF, Inc.’s common stock.

Bank of America, N.A.

Under the terms of the Bank of America credit facility, the Company sells commercial mortgage loans to Bank of America in exchange for funds to finance net lease properties. Simultaneously with the sale of the loan, Bank of America sells the Company a call option granting the Company the right to repurchase the commercial mortgage loans from Bank of America. In addition, the Company has the option to purchase Bank of America originated commercial mortgage loans and contribute those loans to the credit facility. The interest rate on commercial mortgage loans subject to the call option is set at one-month LIBOR plus 1.50%.

As part of this facility, Bank of America also may agree to finance the Company’s CMBS investments. Each such CMBS financing matures after 30 days, but may be renewed by Bank of America. Upon maturity of the financing, all related borrowings and interest thereon must be repaid. The interest rate on CMBS borrowings is based on the credit rating of the underlying bonds.

As of December 31, 2004, the Company had no amounts outstanding under its Bank of America credit facility. On March 1, 2005, the facility expired unused.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Amounts related to the Company’s credit facilities are as follows:

	December 31, 2004			December 31, 2003
	BofA (a)	Wachovia	Total	BofA	Wachovia	Total
Collateral face
Mortgage loans	$22,800	$136,477	$159,277	$29,562	$42,808	$72,370
CMBS	–	41,130	41,130	5,000	26,217	31,217
Total	$22,800	$177,607	$200,407	$34,562	$69,025	$103,587

Financing
Mortgage loans	$–	$102,288	$102,288	$26,702	$34,734	$61,436
CMBS	–	31,543	31,543	2,063	24,588	26,651
Total	$–	$133,831	$133,831	$28,765	$59,322	$88,087

(a) Collateral is pledged against interest rate swap positions with a national amount of $73,025 at December 31, 2004

   Weighted average interest rates on the Company’s credit facilities for the twelve months ended December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Bank of America-mortgage loan repurchase agreements	2.59%	2.76%
Bank of America-CMBS repurchase agreements	1.90%	2.01%
Wachovia-mortgage loan repurchase agreements	2.64%	2.24%
Wachovia-CMBS repurchase agreements	2.48%	3.21%

As of December 31, 2004 and 2003, the 1-month LIBOR rate was 2.40% and 1.12%, respectively.  As of December 31, 2004, the Company was in compliance with the terms of the repurchase agreements with its warehouse lenders.

The Company’s credit facilities generally carry maturities of less than one year.  The Company does not anticipate any issues with renewing its existing credit facility with Wachovia when it matures in September 2005.  Regardless, however, the Company has a strong history of negotiating credit facilities with lenders, and management is confident that it can find replacement credit facilities if the need arises.

9.	Risk Management Transactions

SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. A third category of derivatives, hedges of net investments in foreign operations, is not used by the Company.  The Company does not use derivatives for trading or speculative purposes and does not currently have any derivatives that are not designated as hedges.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  Any hedge ineffectiveness is recognized in the current period in loss on derivatives and short sales on the statement of operations.

The Company’s objectives in using derivatives include adding stability to interest expense and managing its exposure to interest rate movements.  For the years ended December 31, 2004 and 2003, the Company has used risk management transactions consisting of U.S. Treasury and Agency lock transactions (“Locks”), and interest rate swaps.

Prior to CLF, Inc.’s conversion to a REIT on March 24, 2004, the Company used Locks to hedge the interest rate risk associated with owning fixed rate mortgage loan assets financed by floating rate debt.  Subsequent to REIT conversion, the Company began using forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings.  As of December 31, 2004, the Company was hedging its exposure to such variability through February 2015.  In accordance with SFAS 133, the Locks and interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as fair value hedges and cash flow hedges, respectively, for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount.  The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions are as follows:

	December 31, 2004		December 31, 2003
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$228,182	$(7,312)	–	–
U.S. Treasury lock agreements	–	–	10,700	189
U.S. Agency lock agreements	–	–	28,700	(673)
Total	$228,182	$(7,312)	$39,400	$(484)

At December 31, 2004 and December 31, 2003, the Company had hedged the following assets, firm commitments under rate lock agreements, and future borrowings:

	December 31,
	2004	2003
Mortgage loans held for sale (principal amount)	$–	$25,196
Securities held for sale (principal amount)	–	331
Future borrowings (principal amount)	228,182	–
Total	$228,182	$25,527

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

At December 31, 2004 and 2003, respectively, derivatives with a fair value of $7,355 and $484 were included in derivative liabilities on the Company’s balance sheet.  At December 31, 2004, derivatives with a fair value of $42 were included in derivative assets on the Company’s balance sheet.  The change in net unrealized losses of $7,312 in 2004 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity / members’ capital.

The net loss recognized in the loss on derivatives and short sales of securities in the statement of operations for the year ended December 31, 2004 and December 31, 2003 related to hedge ineffectiveness was $0 and $4, respectively.  During 2004, the Company paid $2,375 to terminate an interest rate swap that was hedging a future issuance of debt, which occurred after the termination of the swap.  This amount had been deferred in accumulated other comprehensive loss and will be reclassified into interest expense as the hedged interest payments occur.  The Company reclassified $24 from accumulated other comprehensive loss into interest expense in 2004 as hedged forecasted interest payments related to the debt issuance actually occurred.  During 2005, the Company estimates that an additional $1,057 will be reclassified as additional interest expense.

10.	Mortgages Notes on Real Estate Investments

Mortgage notes payable collateralized by the respective properties (aggregating $153,690) and assignment of leases at December 31, 2004 are as follows:

Property Level Debt - Fixed Rate	2004	Interest Rate	Maturity
Choice, Silver Spring, MD	$32,625	5.30%	May-13
AON Corporation, Glenview, IL	64,800	5.23%	Nov-14
GSA, Ponce, PR (a)	8,117	6.47%	Apr-16
Walgreen Co., Pennsauken, NJ (b)	2,347	6.06%	Oct-16
Walgreen Co., Portsmouth, VA (c)	3,650	6.19%	Jul-18
Total	$111,539

(a) Face amount of the debt outstanding at December 31 is $7,701, at a coupon of 7.30%. The carrying amount on the financial statements reflects a prepayment premium of $382 which was received from the seller at the time of purchase. The interest rate shown in the above table reflects the effective interest rate to the Company, as adjusted for the impact of the prepayment premium.

(b) Face amount of the debt outstanding at December 31 is $2,162, at a coupon of 7.65%. The carrying amount on the financial statements reflects a premium based on the fair value of the debt assumed at the purchase date. The interest rate shown in the above table reflects the effective interest rate to the Company, as adjusted for the impact of the fair value adjustment.

(c) Face amount of the debt outstanding at December 31 is $3,410, at a coupon of 7.20%. The carrying amount on the financial statements reflects a premium based on the fair value of the debt assumed at the purchase date. The interest rate shown in the above table reflects the effective interest rate to the Company, as adjusted for the impact of the fair value adjustment.

Scheduled principal amortization and balloon payments for mortgage notes payable for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
2005	$1,159	$–	$1,159
2006	1,323	–	1,323
2007	1,636	–	1,636
2008	2,832	–	2,832
2009	3,223	–	3,223
Thereafter	21,692	79,674	101,366
	$31,865	$79,674	$111,539

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

11.	Related Party Transactions

Approximately $81 was due from loans to employees as of December 31, 2004.

Approximately $41 was due from an affiliate of Hyperion Partners II L.P. (“HP”) as of December 31, 2003.  This amount was received in full during the year ended December 31, 2004.

In 2000, the Predecessor entered into a guarantee arrangement with HP, whereby HP agreed to guarantee the Predecessor’s repurchase obligations with respect to twelve mortgage loans with Rite Aid Corporation, with an aggregate balance of approximately $34,700 and a carrying value of $33,800.  As part of the financial guarantee from HP, the Predecessor agreed to reimburse HP for certain of its costs incurred as a result of the financial guarantee.  During 2002, the Company recorded a guarantee fee of $130 due to HP for the financial guarantee.  The guarantee fee was paid to HP during 2003, and HP was released from its guarantee during 2003.

During 2001, certain executive officers of the Company purchased an equity interest in a net lease property from a predecessor of the Company.  No gain or loss was recorded on the transaction.  As of December 31, 2002, the Company held a mortgage loan on that property, which carried a 6.95% interest rate.  During 2003, the Company sold the mortgage loan into a Wachovia securitization and realized a gain of $64.

In February 2001, the Company originated a net lease loan on a property owned by a limited partnership in which certain executive officers of the Company have an indirect ownership interest.  The loan was sold to Wachovia in February 2001, and the limited partnership agreed to pay the Company an advisory fee from the rent payable by the tenant in the amount of approximately $66 a month until November 2010.  The Company recognized a gain on the sale of the mortgage loan of $4,963.  An affiliate of the limited partnership is also a party to a management agreement with the tenant for the operation of the property, and another affiliate of the limited partnership subleases a portion of the leased building from the tenant at a nominal amount.  No failure to perform under the management agreement or sublease entitles the tenant to any rent abatement or termination under the lease.  Interest income earned on the structuring fee receivable totaled approximately $312, $350, and $383, during the years ended December 31, 2004, 2003, and 2002, respectively, and is included in interest income in the accompanying income statements.

On November 1, 2004, Caplease, LP entered into two contracts of sale with HP. Under the terms of the two contracts, the Company acquired HP’s beneficial interest in two trusts.  Each trust’s sole asset is a free-standing Walgreen’s retail store, one located in Portsmouth, Virginia and the second located in Pennsauken, New Jersey.  Caplease, LP paid HP an aggregate purchase price of approximately $7.2 million under the contracts, inclusive of the face amount of debt assumed of approximately $5.6 million.  As required by the Company’s conflict of interest policy, this transaction was approved by the Company’s disinterested directors.  The Company recorded the mortgage loans assumed in this purchase transaction at their respective fair values, totaling approximately $6.0 million.

For the years ended December 31, 2003 and 2002, the Company classified Wachovia Bank as a related party, because of its affiliate’s approximately 26.7% ownership in the Predecessor.  Subsequent to the Company’s initial public offering, this ownership was reduced to approximately 3.7%, and as such, the Company no longer classifies Wachovia Bank as a related party. The Company has entered into a servicing arrangement with Wachovia Bank.  Servicing fees paid to Wachovia Bank during the years ended December 31, 2004, 2003, and 2002 were $32, $41, and $33, respectively.  From time to time, the Company sells mortgage loans to affiliates of Wachovia Bank.  Loans with aggregate face amounts of approximately $0, $59,000 and $44,000 were sold to affiliates of Wachovia Bank during the years ended December 31, 2004, 2003 and 2002, respectively. The Company borrows from Wachovia Bank for mortgage loans on its real estate investments.  Mortgage loans with aggregate face amounts of approximately $97,425 were consummated with Wachovia Bank during the year ended December 31, 2004.  The Company has also entered into a repurchase agreement with Wachovia (see Note 8 above).  During September 2004, the Company entered into an agreement for an affiliate of Wachovia Bank to act as placement agent on a secured debt issuance of approximately $268,500.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

12.	Commitments and Contingencies

As of December 31, 2004, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines.  The future minimum lease payments under these lease agreements at December 31, 2004 were:

2005	$569
2006	241
$810

Included in general and administrative expense is rent expense of approximately $510, $510, and $438, (net of sublease income of $60, $60, and $60) for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company is involved from time to time in litigation arising in the ordinary course of business.  The Company is not involved in any matter, which Management believes will have a material adverse effect on its business, results of operations or financial conditions.  During the year ended December 31, 2004, the Company settled a routine litigation matter for $20, which was recorded in the Company's Consolidated Income Statement under "General and administrative expenses.”

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1).  The maximum potential amount of future required payments under the letter of credit is $2,850.  The letter of credit expires on February 18, 2009.  The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate.  The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit.  As of December 31, 2004, there have been no defaults and no losses on any of the mortgage loans in the collateral pool.  During February 2005, one of the mortgage loans on a property net leased to Winn-Dixie defaulted, as a result of the bankruptcy of Winn-Dixie.  However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise.  Letter of credit fees included in interest expense were $100, $117, and $64 in 2004, 2003 and 2002, respectively.

The Company has outstanding commitments to fund mortgage loans of approximately $1,979 related to certain of its development or joint-venture loans as of December 31, 2004. As of December 31, 2004, advances of $837 had been made against these commitments.

13.	Stock Based Compensation

The Company adopted an incentive stock compensation plan for its employees during March 2004 in connection with its initial public offering.  The shares issued under the stock plan are accounted for under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation."  The Company accounts for stock based compensation using the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations.  APB25 requires compensation cost to be measured as the fair value of the Company’s stock less the amount, if any, that the employee is required to pay.  During the year ended December 31, 2004, CLF, Inc. granted 383,766 shares of common stock to employees and directors, simultaneous with the completion of its public equity offering.  Of this total, 129,580 shares were immediately vested on the date of grant.  During the year, 3,630 shares were granted to a new employee, and 3,630 shares were forfeited as a result of an employee termination.  The balance of the remaining shares from the stock grants at CLF, Inc.’s initial public offering (250,556 shares) vest over the two-year period ending March 24, 2006.  The shares granted subsequent to the public offering date (3,630) vest over a three-year period from the date of initial grant.  For accounting purposes, the Company measures compensation costs for these shares as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period.  For the year ended December 31, 2004, compensation expense of $2,378 was recorded in the Company's Consolidated Income Statement under "General and administrative—stock based compensation expense."

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

On November 17, 2003, CLF, Inc. sold 139,134 shares to certain current and former employees of the Predecessor for $0.10 per share.  The Company recorded no compensation expense in connection with the issuance of the 139,134 shares, since the fair value of the stock on the date of sale was equal to the $0.10 per share purchase price.  Upon completion of CLF, Inc.’s initial public offering on March 24, 2004, the difference between the public offering price per share of $10.50 and the price at which these individuals purchased the shares was recognized as a $1,447 expense (a component of General and administrative—stock based compensation expense) in the Company's Consolidated Income Statement.

14.	Rental Income

CLF, Inc., through its wholly-owned subsidiaries, is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2019.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse us for the occupancy and operating costs of the properties, or in certain cases reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2004 for the properties are as follows (in thousands):

2005	$15,467
2006	15,743
2007	16,042
2008	16,237
2009	15,771
Thereafter	101,026
$180,286

15.	Pro Forma Condensed Consolidated Income Statements (Unaudited)

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2003, the Company acquired all of the properties acquired during 2004.  Earnings per share are presented using the pro forma shares outstanding during 2003, and the weighted average shares outstanding during 2004.  In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

	2004	2003
Total revenues	$37,350	$41,148
Net income	$4,301	$11,420
Net income per diluted common share	$0.19	$2.78

16.	Concentration Risks

The Company relies on its repurchase agreements with its lenders (including Wachovia and Bank of America) to provide the majority of its cash for funding of investments.  Deterioration in the financial condition of these financial institutions could have a negative impact on the Company’s ability to continue funding loans.  However, management is confident that alternative funding sources could be obtained with substantially similar terms.  As of December 31, 2004, Wachovia carried an A rating and Bank of America carried an A+ rating, each from Standard & Poor’s.

Approximately 20% of revenue was derived from one tenant during 2004-Aon Corporation.

17.	401K Plan

The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company.  The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Service Code.  The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan.  For the years ended December 31, 2004, 2003, and 2002, the Company made matching contributions of $241, $272, and $266, respectively.

18.	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders.  SFAS No. 131 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: net lease mortgage debt and operating net lease real estate. For segment reporting purposes, we do not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations for the year ended December 31, 2004 are as follows:

	Corporate / Unallocated	Operating Net Lease Real Estate	Lending Investments
Total revenues	$603	$6,356	$14,045
Total expenses	11,869	4,206	3,569
Net income	(11,266)	2,150	10,476
Total assets	31,454	247,325	302,923

19.	Other Comprehensive Income

The components of other comprehensive income for the years ended December 31, 2004, 2003 and 2002 are as follows (also see Notes 6 and 9):

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

	2004	2003	2002
Net income	$1,360	$6,633	$832
Unrealized change in value on securities available for sale	8,121	(363)	2,451
Unrealized loss on derivatives	(7,312)	–	–
Realized loss on cash flow hedges	(1,694)	–	–
Other comprehensive income	$475	$6,270	$3,283

20.	Quarterly Financial Information (Unaudited)

The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

	Revenue	Net income applicable to common shares	Basic and diluted income per common share
2004
December 31	$11,223	$3,101	$0.11
September 30	5,017	2,007	0.07
June 30	2,799	443	0.02
March 31	1,966	(4,192)	(0.71)
2003
December 31	4,535	1,689	0.41
September 30	4,607	3,678	0.90
June 30	6,426	1,173	0.29
March 31	3,553	93	0.02

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding. Basic and diluted income per share are shown on a pro forma basis for 2003.

21.	Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities.” FIN 46 was revised by FIN 46(R) in December 2003 (as revised, “FIN 46”).  FIN 46 defines a variable interest entity (“VIE”) as an entity with one or more of the following characteristics:

•	the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties;

•
equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur; or

•
equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

If an entity is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the entity is considered the primary beneficiary and must consolidate the VIE.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

Based on the provisions of FIN 46, we have concluded that whenever we agree to purchase a real estate property by agreeing to acquire the entity that owns the property and pay the seller a deposit, a VIE is created if our deposit puts us, rather than the equity owners, in a first loss position.  For each VIE created with a deposit, we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46.  If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet.

Management believes FIN 46 was not clearly thought out for application in the real estate industry for agreements to acquire a real property and the payment of a deposit.  Under FIN 46, we can agree to purchase a property subject to various conditions and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity.  We typically have the right to a refund of our deposit under certain circumstances, including if we determine not to proceed with the transaction for any reason during our due diligence review period.  Therefore, our exposure to loss as a result of our involvement with the VIE may only be the deposit, not its total assets consolidated on the balance sheet.  In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against our Company.  Based on these observations we believe consolidating VIEs based on an agreement to acquire real property and payment of a purchase price deposit does not reflect the economic realities or risks of the transaction.

On December 23, 2004, we entered into a purchase and sale agreement to acquire an office and technology center in Hanover Township, New Jersey for $48 million.  We paid the seller a deposit of $2.0 million.  The acquisition subsequently closed on January 6, 2005.  We were required under FIN 46 to consolidate this acquisition at December 31, 2004.  Our deposit represents our maximum exposure to loss.  The fair value of the property, representing the purchase price we agreed to pay, was reported on our balance sheet as “Real estate investments consolidated under FIN 46.”  Liabilities of the entity owning the property, which were retired in full at closing, were $4.8 million at December 31, 2004, and were reported on our balance sheet as “Mortgage on real estate investments consolidated under FIN 46.”  The net balance of the assets and liabilities consolidated under FIN 46 for this VIE is reported on our balance sheet as “Minority interest in real estate investments consolidated under FIN 46.”  Creditors of the VIE have no recourse against our Company.

As part of our developer loan program, we fund loans to an entity that owns an undeveloped property.  These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property.  We have funded five such loans as of December 31, 2004, with an aggregate unpaid principal amount of approximately $0.8 million as of that date.  We have determined that our borrowers are VIEs under FIN 46.  However, because part of our collateral for these loans is a personal guarantee from each entity’s equity owner, we are not considered the primary beneficiary of these entities and, therefore, we are not required to consolidate them under FIN 46.

During 2004, we also funded a long-term credit tenant loan to an entity owning a property leased to Home Depot USA, Inc. in Westminster, Colorado.  Our carry value on this loan was approximately $8.6 million as of December 31, 2004.  In connection with funding the loan, we acquired the right to participate in any gain upon sale of the underlying property.  The borrower entity similarly meets the criteria for a VIE under FIN 46, because the equity owners of the entity are required to share 25% of their expected residual returns with us.  However, because we are not the primary beneficiary, we are not required to consolidate it.

22.	Subsequent Events

During January 2005, CLF, Inc. paid a dividend of $0.15 per common share outstanding, or approximately $4.1 million in aggregate, to its stockholders of record as of December 31, 2004.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

December 31, 2004, 2003 and 2002

During January 2005, the Company acquired a commercial property located in Whippany, NJ for $48 million in cash.  The Company had previously consolidated the assets, liabilities, revenues and expenses of the property in 2004 under FIN46.  During February 2005, the Company obtained a $36.0 million mortgage financing on the property, at an effective interest rate of 5.26%.  The loan matures in March 2015.  The proceeds from this financing will be used by the Company to fund future asset investments.

The Company’s repurchase agreement with Bank of America expired during March 2005.  The Company chose not to renew the existing facility.  All obligations related to the repurchase agreement were satisfied.

During March 2005, the Company completed a long-term secured debt financing on a portfolio certain of its real estate, securities and mortgage loan investments.  In connection with this financing, the Company issued $252 million of 4.926 % notes, and $16.5 million of 5.036% notes.  The stated maturity of the notes is in January 2040, but the notes are expected to mature in January 2015.  Inclusive of debt issuance and hedge costs, the effective blended financing rate on the notes was approximately 5.63%.

During March 2005, the Company declared a dividend of $0.18 per common share outstanding, or approximately $5.0 million in aggregate, payable on April 15, 2005 to its stockholders of record as of March 31, 2005.

Capital Lease Funding, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(amounts in thousands)

Schedule III

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
Abbott Labs, Columbus, OH	$–	$1,025	$11,040	$–	$–	$1,025	$11,040	$12,065	$52		11/5/2004	40 yrs
AON Corporation, Glenview, IL	64,800	11,000	75,774	–	–	11,000	75,774	86,774	840		8/19/2004	40 yrs
Baxter International Inc., Bloomington, IN	–	1,200	9,579	–	–	1,200	9,579	10,779	57		10/13/2004	40 yrs
Bobs Store, Randolph, MA	–	6,300	7,801	–	–	6,300	7,801	14,101	50		9/29/2004	40 yrs
Choice Hotels International, Silver Spring, MD	32,625	5,500	40,113	–	–	5,500	40,113	45,613	138		11/23/2004	40 yrs
Crozer-Keystone Health System, Ridley, PA	–	–	5,015	–	174	–	5,188	5,188	50		8/9/2004	40 yrs
General Services Administration, Ponce, Puerto Rico	8,117	2,120	11,563	–	–	2,120	11,563	13,683	64		11/1/2004	40 yrs
Walgreen, Pennsauken, NJ	2,347	463	2,789	–	–	463	2,789	3,252	13		11/1/2004	40 yrs
Walgreen, Portsmouth, VA	3,650	618	3,750	–	–	618	3,750	4,367	17		11/1/2004	40 yrs
	$111,539	$28,226	$167,424	$–	$174	$28,226	$167,597	$195,822	$1,281

Capital Lease Funding, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(amounts in thousands)
Schedule III—(Continued)

Real Estate
Balance-January 1, 2004		$-
Additions during the year:
Property Acquisitions	195,648
Cost Capitalized Subsequent to Acquisition	174

Balance-December 31, 2004		$195,822

Accumulated Depreciation
Balance-January 1, 2004		$-
Additions during the year:
Depreciation on property	1,281

Balance-December 31, 2004		$(1,281)

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Mortgage Loans on Real Estate
December 31, 2004
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Credit Tenant Loans
Autozone	Douglas and Valdosta, GA	6.500%	Nov 2022	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	$2,103	$2,103	$–
Best Buy	Chicago, IL	6.430%	Mar 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	17,609	17,609	–
City of Jasper	Jasper, TX	7.000%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,736	1,681	–
CVS	Asheville, NC	6.530%	Jan 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,336	2,405	–
CVS	Athol, MA	6.460%	Jan 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,501	1,501	–
CVS	Bangor, PA	6.280%	Jan 2026	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,472	2,426	–
CVS	Bluefield, WV	8.000%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,354	1,493	–
CVS	Oak Ridge, NC	6.990%	Aug 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,224	3,224	–
CVS	Sunbury, PA	7.500%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,699	1,654	–
CVS	Washington, DC	8.100%	Jan 2023	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,569	2,760	–
Home Depot	Tullytown, PA	6.620%	Jan 2033	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,444	8,444	–
Home Depot	Westminster, CO	7.500%	May 2009	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,581	8,581	–
Kohl’s Department Stores	Chicago, IL	6.690%	Sep 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	48,270	48,270	–
Koninklijke Ahold n.v.	N. Kingstown, RI	7.500%	Nov 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,693	6,671	–
Koninklijke Ahold n.v.	Tewksbury, MA	7.500%	Jan 2027	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,572	6,567	–
Koninklijke Ahold n.v.	Upper Darby Township, PA	7.290%	Apr 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,799	6,475	–
Lowe’s	Matamoras, PA	6.610%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,196	7,196	–
National City Bakn	Chicago, IL	5.890%	Dec 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,114	3,202	–
Neiman Marcus	Las Vegas, NV	6.060%	Nov 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,900	8,602	–
United States Postal Service	Scammon Bay, AK	7.050%	Oct 2021	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	986	1,008	–
University of Connecticut	Farmington, CT	6.340%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	22,752	23,667	–
Walgreen	Dallas, TX	6.460%	Dec 2029	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,718	2,718	–
Corporate Credit Notes
Albertson's	Los Angeles, CA	6.500%	Sep 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	398	354	–
Albertson's	Norwalk, CA	6.330%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	436	430	–
Best Buy	Olathe, KS	5.400%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,595	1,512	–
Best Buy	Wichita Falls, TX	6.150%	Nov 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	631	593	–
CVS	Clemmons, NC	5.540%	Jan 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	285	271	–
CVS	Commerce, MI	5.850%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	448	429	–
CVS	Garwood, NJ	6.120%	Aug 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	791	764	–
CVS	Kennett Square, PA	6.400%	Oct 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	716	685	–
CVS	Knox, IN	7.600%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	250	249	–
CVS	Rockingham, NC	6.120%	Oct 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	397	386	–
CVS	Rutherford College, NC	6.120%	Oct 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	321	312	–
Federal Express	McCook, IL	5.890%	Feb 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,737	2,699	–
Federal Express	Reno, NV	5.900%	Oct 2014	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,357	1,341	–
PerkinElmer	Beltsville, MD	7.350%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	547	542	–
PerkinElmer	Daytona Beach, FL	7.350%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	248	246	–
PerkinElmer	Phelps, NY	7.350%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	231	225	–
PerkinElmer	Warwick, RI	7.680%	Jan 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	735	716	–
Staples	Odessa, TX	6.410%	Sep 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	342	321	–
Walgreen	Delray Beach, FL	6.200%	Jan 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	508	505	–
Walgreen	Riverside, CA	6.100%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	529	515	–
Walgreen	Waterford, MI	5.500%	Jun 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	842	780	–
Recapitalized Loans
Natural Gas Pipeline Company of America	Lombard, IL	5.970%	Jun 2007	Principal and Interest are payable semi-annually at a varying amount, over the life to maturity	N/A	11,724	11,724	–
Xerox	El Segundo, CA	4.712%	Nov 2007	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	13,202	13,202	–
Development Loans								–
Walgreen	Bristol, CT	10.000%	Dec 2006	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	20	20	–
Walgreen	Jackson, NJ	10.000%	Dec 2006	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	128	128	–
Walgreen	Mansfield, NJ	10.000%	Dec 2006	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	130	130	–
Walgreen	Staten Island, NY	10.000%	Dec 2006	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	214	214	–
Walgreen	Tinley Park, IL	10.000%	Dec 2006	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	345	345	–
				Totals		$206,735	$207,893	$–

(1) This loan carries interest at a variable rate, adjusted monthly, equal to 1 month LIBOR+3.25%.
(2) The aggregate cost for Federal income tax purposes is $207,893.

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Mortgage Loans on Real Estate
December 31, 2004
(amounts in thousands)
Schedule IV—(Continued)

Balance-January 1, 2002		$84,513
Additions during the year:
New mortgage loans	141,476
Reduction in valuation provision	83
Mark to fair value	100
Deductions during the year:
Principal received	(3,904)
Loans sold	(144,276)
Balance-December 31, 2002		$77,992
Additions during the year:
New mortgage loans	143,566
Reduction in valuation provision	1,917
Mark to fair value	(857)
Deductions during the year:
Principal received	(2,381)
Loans sold	(148,264)
Balance-December 31, 2003		$71,973
Additions during the year:
New mortgage loans	167,009
Mark to fair value	(343)
Fair value hedges allocated to unearned origination discounts and premiums	2,403
Deductions during the year:
Principal received	(8,521)
Loans sold	(24,628)
Balance-December 31, 2004		$207,893

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.*

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of stockholders.

Because our common stock is listed on the NYSE, Paul H. McDowell, our chief executive officer, certified to the NYSE on October 25, 2004, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of that date. We also have filed as exhibits to this Annual Report on Form 10-K the certifications of our chief executive officer and our chief financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 11.  Executive Compensation.*

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.*

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions.*

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.*

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of stockholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a) and (d)

The consolidated financial statements and supplementary data (including financial statement schedules) are included in this report under Item 8 of Part II hereof.

See the exhibit index included herein for a list of exhibits to this report.

(c) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits that were previously filed are incorporated by reference.

Exhibit No.	Description

3.1(1)	Articles of Amendment and Restatement of the registrant
3.2(1)	Amended and Restated Bylaws of the registrant
4.1(1)	Form of Certificate evidencing the Common Stock, par value $0.01 per share, of the registrant
10.1(2)
Purchase and Sale Agreement, dated January 31, 2000 between Capital Lease Funding, L.P., CLFC HPII Inc., CLF Holdings, Inc. and Bank of America, N.A. (Capital Lease Funding, L.P.’s interest was assigned to Capital Lease Funding, LLC on November 15, 2001)

10.2(2)
Call Option Agreement, dated January 31, 2000 between Bank of America, N.A., Capital Leasing Funding, L.P. and CLFC HPII Inc. (Capital Lease Funding, L.P.’s interest was assigned to Capital Lease Funding, LLC on November 15, 2001)

10.3(2)
Security Agreement, dated January 31, 2000 between Capital Lease Funding, L.P. and Bank of America, N.A. (Capital Lease Funding, L.P.’s interest was assigned to Capital Lease Funding, LLC on November 15, 2001)

10.4(2)
Loan Contribution Agreement, dated January 31, 2000 between Bank of America, N.A. and Capital Lease Funding, L.P. (Capital Lease Funding, L.P.’s interest was assigned to Capital Lease Funding, LLC on November 15, 2001)

10.5(2)
Amendment to Purchase and Sale Agreement, Call Option Agreement, Loan Contribution Agreement and Security Agreement, dated April 30, 2002 between Capital Lease Funding, LLC, CLFC HPII Inc. and Bank of America, N.A.

10.6(2)
Second Amendment to Purchase and Sale Agreement, Call Option Agreement, Loan Contribution Agreement and Security Agreement, dated February 28, 2003 between Capital Lease Funding, LLC, CLFC HPII Inc. and Bank of America, N.A.

10.7(3)
Third Amendment to Purchase and Sale Agreement, Call Option Agreement, Loan Contribution Agreement and Security Agreement, dated December 31, 2003 between Capital Lease Funding, LLC, CLFC HPII Inc. and Bank of America, N.A.

10.8(2)
Contribution Agreement, dated as of November 20, 2003 between the registrant, Hyperion CLF LLC, LSR Capital CLF LLC, Wachovia Affordable Housing Community Development Corporation, Wachovia Investors, Inc. and CLF Management I, LLC

10.9(2)	Registration Rights Agreement, dated as of November 20, 2003 between the registrant and Hyperion CLF LLC, LSR Capital CLF LLC and Wachovia Investors, Inc.
10.10(4)	Agreement of Purchase and Sale, dated July 14, 2004, between Caplease, LP and NEDA Puerto Rico, Inc.
10.11(4)	First amendment of Purchase and Sale, dated August 13, 2004, between Caplease, LP and NEDA Puerto Rico, Inc.
10.12(4)	Second amendment of Purchase and Sale, dated September 15, 2004, between Caplease, LP and NEDA Puerto Rico, Inc.
10.13(4)	Third amendment of Purchase and Sale, dated September 29, 2004, between CLF VA Ponce LLC and NEDA Puerto Rico, Inc.
10.14(4)	Fourth amendment of Purchase and Sale, dated October 6, 2004, between CLF VA Ponce LLC and NEDA Puerto Rico, Inc.
10.15(4)	Fifth amendment of Purchase and Sale, dated October 28, 2004, between CLF VA Ponce LLC and NEDA Puerto Rico, Inc.
10.16(5)	Agreement of Purchase and Sale, dated July 15, 2004, between Caplease, LP and 1000 Milwaukee Avenue Owner Corp.
10.17(6)	Master Repurchase Agreement, dated September 22, 2004 between the registrant, Wachovia Bank, National Association, Caplease, LP and Certain Special-Purpose Entity Subsidiaries thereof
10.18(7)	Promissory Note (Note A), dated October 28, 2004, of CLF 1000 Milwaukee Avenue LLC in favor of Wachovia Bank, National Association

Exhibit No.	Description
10.19(7)	Promissory Note (Note B), dated October 28, 2004, of CLF 1000 Milwaukee Avenue LLC in favor of Caplease, LP
10.20(8)	Promissory Note, dated December 9, 2004, of the registrant in favor of Wachovia Bank, National Association
10.21(9)	Agreement of Purchase and Sale, dated December 23, 2004, between Caplease, LP and WXV/Whippany, LLC
*10.22	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz and Michael J. Heneghan, and the registrant
*10.23(10)	Capital Lease Funding, Inc. 2004 Stock Incentive Plan
*10.24(10)	Form of Non-Employee Director Restricted Stock Award Agreement
*10.25(10)	Form of Executive Officer Restricted Stock Agreement
10.26	Purchase and Sale Agreement dated as of October 22, 2004 between Caplease, LP and 10720-10750-10770 Columbia Pike Investors LLC
10.27	Contract of Sale dated as of November 1, 2004 between Caplease, LP and Hyperion Partners II L.P. (Portsmouth, VA)
10.28	Contract of Sale dated as of November 1, 2004 between Caplease, LP and Hyperion Partners II L.P. (Pennsauken, NJ)
10.29(11)	Promissory Note, dated February 25, 2005, of CLF Parsippany LLC in favor of Wachovia Bank, National Association
10.30(11)	Promissory Note, dated February 25, 2005, of CLF Parsippany LLC in favor of Caplease, LP
*10.31(11)	Summary of Compensation for the Chief Executive Officer and each of the Named Executive Officers for Fiscal 2005
*10.32(12)	Summary of Independent Director Compensation for Fiscal 2005
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________
*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.

(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).

(2)	Incorporated by reference from the registrant’s Amendment No. 1 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 12, 2004 (File No. 333-110644).

(3)	Incorporated by reference from the registrant’s Amendment No. 2 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on February 13, 2004 (File No. 333-110644).

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2004.

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2004.

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004.

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2005.

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2005.

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 3, 2005.

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2005.

PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL LEASE FUNDING, INC.
Registrant

Date: March 30, 2005	By:	/s/ Paul H. McDowell
Paul H. McDowell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lewis S. Ranieri	Chairman of the Board	March 30, 2005
Lewis S. Ranieri

/s/ Paul H. McDowell	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
Paul H. McDowell

/s/ William R. Pollert	President and Director	March 30, 2005
William R. Pollert

/s/ Shawn P. Seale	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2005
Shawn P. Seale

/s/ Michael E. Gagliardi	Director	March 30, 2005
Michael E. Gagliardi

/s/ Stanley Kreitman	Director	March 30, 2005
Stanley Kreitman

/s/ Jeff F. Rogatz	Director	March 30, 2005
Jeff F. Rogatz

/s/ Howard A. Silver	Director	March 30, 2005
Howard A. Silver