Form 10-Q
period 2005-03-31
CAPITAL LEASE FUNDING INC
filed 2005-05-16
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 16, 2005, there were 27,875,200 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2005 (unaudited) and December 31, 2004
(in thousands)

	As of March 31, 2005	As of December 31, 2004
Assets:	Unaudited
Cash and cash equivalents	$83,181	$30,721
Mortgage loans held for investment	219,002	207,347
Real estate investments, net	242,157	194,541
Securities available for sale	113,003	87,756
Structuring fees receivable	4,289	4,426
Real estate investments consolidated under FIN46	–	48,000
Prepaid expenses and other assets	27,485	7,941
Amounts due from affiliates and members	79	81
Accrued rental income	935	507
Derivative assets	189	42
Furniture, fixtures and equipment, net	370	340
Total Assets	$690,690	$581,702
Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses	$3,209	$3,479
Deposits and escrows	1,579	10,725
Due to servicer and dealers	–	4,357
Repurchase agreement obligations	8,352	133,831
Mortgages on real estate investments	147,264	111,539
Collateralized debt obligations	268,130	–
Derivative liabilities	–	7,355
Intangible liabilities on real estate investments	6,929	7,028
Dividends payable	5,018	4,124
Mortgage on real estate investments consolidated under FIN46	–	4,815
Total Liabilities	440,481	287,253
Minority interest in real estate investments consolidated under FIN46	–	41,185
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 27,875,200 and 27,491,700 shares issued and outstanding, respectively	275	275
Additional paid in capital	249,445	251,786
Accumulated other comprehensive income	489	1,203
Retained earnings (deficit)	–	–
Total Stockholders' Equity	250,209	253,264
Total Liabilities and Stockholders' Equity	$690,690	$581,702

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2005	2004
Revenues:
Interest income from mortgage loans and securities	$6,106	$1,923
Gain on sales of mortgage loans and securities	63	–
Rental revenue	4,336	–
Property expense recoveries	1,363	–
Other revenue	39	43
Total revenues	11,907	1,966
Expenses:
Interest expense	3,542	426
Interest expense to affiliates	–	231
Property expenses	1,783	–
Net loss on derivatives and short sales of securities	–	724
General and administrative expenses	2,552	1,908
General and administrative expenses-stock based compensation	455	2,833
Depreciation and amortization expense on real property	1,268	–
Loan processing expenses	85	36
Total expenses	9,685	6,158
Income (loss) before provision for income taxes	2,222	(4,192)
Provision for income taxes	–	–
Net income (loss)	$2,222	$(4,192)
Earnings per share
Net income per share, basic and diluted	$0.08	$(0.71)
Weighted average number of common shares outstanding, basic and diluted	27,526	5,887
Dividends declared per common share	$0.18	$-

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
Balance at December 31, 2004	$275	$251,786	$1,203	$–	$253,264
Incentive stock plan compensation expense	–	455	–	–	455
Incentive stock plan grants issued	–	–	–		–
Net income	–	–	–	2,222	2,222
Dividends declared	–	(2,796)	–	(2,222)	(5,018)
Unrealized change in value on securities available for sale	–	–	1,108	–	1,108
Unrealized change in value on derivatives	–	–	7,502	–	7,502
Realized gains (losses) on derivatives	–	–	(9,324)	–	(9,324)
Balance at March 31, 2005	$275	$249,445	$489	$–	$250,209

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2005	2004
Operating activities
Net income (loss)	$2,222	$(4,192)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,294	20
Amortization of stock based compensation expense	455	2,833
Amortization of below market leases	(99)	–
Gain on sale of mortgage loans and securities	(63)	–
Loss on derivatives and short sales of securities	–	724
Straight-lining of rental income	(428)	–
Changes in operating assets and liabilities:
Funds used in hedging and risk management activities	–	(1,827)
Structuring fees receivable	137	263
Prepaid expenses and other assets	(1,994)	(807)
Accounts payable and accrued expenses	(269)	(957)
Deposits and escrows	(9,146)	609
Due to servicer and dealer	(4,360)	1,413
Net cash used in operating activities	(12,251)	(1,921)
Investing activities
Proceeds from sale of mortgage loans	2,310	–
Principal advanced to borrowers	(9,318)	(12,399)
Principal received from borrowers	1,667	843
Loan origination costs	(70)	(9)
Purchase of securities available for sale	(30,319)	(29,290)
Sale of securities available for sale	–	20,397
Purchases of real estate investments	(48,883)	–
Deposits on potential equity investments	(2,000)	–
Return of deposit on equity investments	2,500	–
Purchases of furniture, fixtures and equipment	(56)	(11)
Net cash used in investing activities	(84,169)	(20,469)
Financing activities
Borrowing under repurchase agreements	81,389	–
Repayments under repurchase agreements	(206,869)	(28,765)
Repayments under repurchase agreements to affiliates	–	(59,321)
Borrowings from mortgages on properties	36,000	–
Repayments of mortgages on properties	(275)	–
Borrowings from collateralized debt obligations	268,130	–
Deferred financing costs	(4,848)	–
Deposits and escrows on mortgage loans	(11,201)	–
Funds used in hedging and risk management activities	(9,324)	–
Reverse merger	–	14
Net proceeds from equity offering	–	222,818
Dividends paid	(4,124)	–
Changes in amounts due from affiliates and members	2	11
Net cash provided by financing activities	148,880	134,757
Net increase in cash	52,460	112,367
Cash and cash equivalents at beginning of period	30,721	6,522
Cash and cash equivalents at end of period	$83,181	$118,889

Supplemental disclosure of cash flow information
Dividends declared but not paid	$5,018	-

Supplemental disclosure of noncash operating and financing information
Prepaid expenses and other assets reclassified to public offering costs	-	$1,040
Unrealized gain (loss) on cash flow hedges	$7,502	$(421)
Securities reclassified to mortgage loans held for investment	$6,180	-
Real estate investments no longer consolidated under FIN46	$48,000	-

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amount in thousands)

March 31, 2005 (unaudited))

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

The Predecessor’s principal activity was the origination and sale or securitization of commercial mortgage loans.  Since 1995, the Predecessor was primarily engaged in the business of originating, underwriting and selling or securitizing mortgage loans to owners of real properties subject to long term leases to high credit quality tenants. These loans were typically secured by a first lien on the leased property and an assignment of the leases and all rents due under the leases.

In March 2004, CLF, Inc. sold 23 million shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222 million.  CLF, Inc. had 27,875,200 shares of common stock outstanding at March 31, 2005.

CLF, Inc. is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes.  As such, it will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. On December 20, 2004, CLF, Inc. declared a dividend of $0.15 per common share, payable on January 14, 2005, to stockholders of record as of December 31, 2004. The dividend declared in December was paid on January 14, 2005. On March 22, 2005, CLF, Inc. declared a dividend of $0.18 per common share, payable on April 15, 2005, to stockholders of record as of March 31, 2005. The dividend declared in March was paid on April 15, 2005.

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2004 and notes thereto, included in the Company’s Form 10-K filed with the SEC on March 30, 2005.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Predecessor prior to March 24, 2004 and CLF, Inc. and its wholly-owned subsidiaries, thereafter.  Results of operations of properties acquired are included in the Consolidated Statement of Operations from the date of acquisition.  All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

Interest expense on properties that are under development is capitalized in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 34 Capitalization of Interest Cost.

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

Securities Available for Sale

Securities are classified as available-for-sale securities and are reported at fair value on the Company’s balance sheet, with unrealized gains and losses included in other comprehensive income, and other than temporary impairments included in current earnings on the Statement of Operations, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company has also adopted the disclosure requirements of EITF Issue No. 03-01 regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an “other than temporary” loss has not been recognized.

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

Revenue Recognition

Interest income from mortgage loans (including mortgage loans with associated valuation reserves), securities, and structuring fees receivable, is recognized on the accrual basis of accounting.  Interest income from securities (including interest-only strips) is recognized over the life of the investment using the effective interest method.  The cost basis of interest-only strips is adjusted to reflect any prepayments from underlying assets, using the initial yield-to-maturity at the purchase date.

Rental revenue on real estate is recognized in accordance with SFAS No. 13, Accounting for Leases.  Rental revenue is recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

Gains are recognized on the sale of mortgage loans and securities in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  As part of the Company’s 10-year credit tenant loan program, it originates a loan and bifurcates the loan into two notes-a real estate note and a corporate credit note.  The Company generally sells the real estate note to a third party and retains the corporate credit note in portfolio.  The Company computes gain on these sales by comparing the sales proceeds on the note sold to its cost basis.  The Company computes its cost basis on the note sold by allocating the entire basis in the loan between the two notes based on the present value of expected cash flows on each note.  In computing present values, management estimates a discount rate based on a benchmark rate plus a market spread based on the underlying credit.  These estimates reflect market rates that management believes are reasonable.  However, the use of different estimates could have an impact on the calculation of gain on sale revenue.

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

For the three months ended March 31, 2005, EPS and weighted average shares outstanding include the 510,602 non-vested shares issued under CLF, Inc.’s stock incentive plan.  For the three months ended March 31, 2005, EPS is computed based on the net income divided by the weighted average shares outstanding during the period of 27,525,639. For the three months ended March 31, 2004, EPS and weighted average shares outstanding include the 254,186 non-vested shares issued under CLF, Inc.’s stock incentive plan. For the three months ended March 31, 2004, earnings per share is computed based on the net income (loss) divided by the weighted average shares outstanding during the period of 5,887,132. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2005 and 2004.

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

On December 16, 2004, the FASB issued SFAS No. 123R: (Revised 2004) − Share-Based Payment (“SFAS No. 123R”).  SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123R is effective as of the first interim or annual reporting period that begins after January 1, 2006.  The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

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

4.	Mortgage Loan Held for Investment

Mortgage loans held for investment at March 31, 2005 and December 31, 2004 consist predominantly of loans on properties subject to leases to investment grade companies with credit ratings generally ranging from AA to BB from Standard & Poor’s:  These loans are summarized in the following table:

	Mar 31, 2005	Dec 31, 2004
	Unaudited
Principal	$217,559	$206,735
Premium (discount)	1,919	1,158
Carrying amount of mortgages	219,478	207,893
Deferred origination fees, net	(476)	(546)
Total	$219,002	$207,347

At March 31, 2005, the mortgage loans carried interest rates ranging from 5.40% to 10.00% and at December 31, 2004, the mortgage loans carried interest rates ranging from 4.71% to 10.00%, respectively. At March 31, 2005 and December 31, 2004, the weighted average effective interest rate on the mortgage loans, as measured against our cost basis, was 6.72%% and 6.56%, respectively.

5.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at March 31, 2005 and December 31, 2004:

	Mar 31, 2005	Dec 31, 2004
	Unaudited
Real estate investments, at cost:
Land and improvements	$43,226	$28,226
Building and improvements	187,962	154,078
Intangible assets under SFAS 141	13,518	13,518
Less: Accumulated depreciation	(2,549)	(1,281)
Real estate investments, net	$242,157	$194,541
Intangible liabilities on real estate investments	$6,929	$7,028

Some leases provide for scheduled rent increases throughout the lease term.  Such amounts are recognized on a straight-line basis over the terms of the leases.  For the three months ended March 31, 2005, the Company recognized $428 of such revenue. At March 31, 2005, the balance of accrued rental income was $935. Amortization of intangible assets on real estate investments totaled $306 for the three months ended March 31, 2005 and is included in “Depreciation and amortization expense” on the Company’s Consolidated Statement of Operations.  Amortization of intangible liabilities on real estate investments totaled $99 for the three months ended March 31, 2005, and is included in “Rental revenue” on the Company’s Consolidated Statement of Operations.

Scheduled amortization on existing intangible assets and liabilities on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
9 months ending December 31, 2005	$918	$297
2006	1,224	396
2007	1,224	396
2008	1,224	396
2009	1,224	396
Thereafter	7,102	5,048
	$12,916	$6,929

The Company’s analysis of intangible assets and liabilities acquired in connection with the acquisition of real estate properties is preliminary.

During the three months ended March 31, 2005, the Company completed the following real estate acquisition:

Month Acquired	Tenant or Guarantor	Location	Acquisition Cost	Lease Expires	Net Rentable Square Feet
January	Cadbury Schweppes PLC	Hanover, New Jersey	$48.1 million	2021	149,475

While the lease term on the above property has commenced and monthly rent payments commenced in April 2005, Cadbury, who is responsible for the construction of the building on the site, has not yet completed construction of the building. The Company will begin recognizing rental income and recording depreciation and other expenses associated with the property (such as interest expense on borrowings) upon substantial completion of the building and its readiness for occupancy. Interest expense of $574 was capitalized for three months ended March 31, 2005.

6.	Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at March 31, 2005 and at December 31, 2004 consisted of the following:

	Mar 31, 2005	Dec 31, 2004
	Unaudited
Face amount-BSCMS 1999 CLF1, Class E (rated BB)	$3,326	$3,326
Face amount-BSCMS 1999 CLF1, Class F (rated B-)	2,494	2,494
Face amount-CALFS 1997-CTL1, Class D (rated BBB)	5,000	3,000
Face amount-CMLBC 2001-CMLB-1 Class E (rated BBB+)	9,526	9,526
Face amount-CMLBC 2001-CMLB-1 Class G (rated BBB-)	9,526	9,526
Face amount-CMLBC 2001-CMLB-1, Class H (rated BB-)	11,907	11,907
Face amount-CMLBC 2001-CMLB-1, Class J (rated B-)	7,144	7,144
Face amount-CMLBC 2001-CMLB-1, Class K (not rated)	4,766	4,766
Face amount-NLFC 1999 LTL1, Class D (rated BBB)	5,000	5,000
Face amount-NLFC-99LTL 1, Class E (rated BB-)	11,082	11,081
Cost-NLFC-99LTL 1, Class X/IO (rated AAA)	9,138	9,908
Face amount-Yahoo, Inc 6.65% Certificates (tenant rated BBB-)	31,996	16,999
180 Maiden Lane 5.49% Nov 2009	15,000	–
CVS Pass Through Certificates (tenant rated A-) (1)	–	6,180
Face amount-BACMS 2002-2, Class V-1 (tenant rated BBB)	369	361
Face amount-BACMS 2002-2, Class V-2 (tenant rated BBB-)	564	553
Unearned discount	(25,153)	(24,224)
Cost basis	101,685	77,547
Unrealized appreciation on securities held for sale	11,318	10,209
Total	$113,003	$87,756

(1) These securities were reclassified to mortgage loan investments during March 2005, when the underlying mortgage loan trust was dissolved.

Unrealized gains and losses on securities available for sale at March 31, 2005 and December 31, 2004 included as a component of other comprehensive income consisted of the following:

	Mar 31, 2005	Dec 31, 2004
	Unaudited
Unrealized gains on securities available for sale	11,963	10,246
Unrealized losses on securities available for sale	(645)	(57)

At March 31, 2005 and December 31, 2004, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was 9.0% and 9.9%, respectively. There were no sales of securities during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Company sold $20.4 million of corporate securities at cost that were held as temporary investments.

Structuring fees receivable of $4,289 and $4,426 at March 31, 2005 and December 31, 2004, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

7.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of March 31, 2005 and December 31, 2004 consisted of the following:

	Mar 31, 2005	Dec 31, 2004
	Unaudited
Mortgage note escrows & deposits	$13,551	$2,350
Deferred financing costs	5,191	343
Deposits on acquisitions	2,000	500
Accrued interest receivable	1,446	1,128
Funds collected by servicers	3,382	2,467
Other	1,914	1,153
Total	$27,485	$7,941

8.	Repurchase Agreements

As of March 31, 2005, the Company had a repurchase agreement in place for short-term liquidity requirements with Wachovia Bank, N.A. On March 1, 2005, the Company’s repurchase agreement with Bank of America expired unused.

Amounts related to the Company’s credit facilities as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005		December 31, 2004
	Unaudited
	Wachovia	Total	BofA	Wachovia	Total
Collateral face
Mortgage loans	$–	$–	$22,800	$136,477	$159,277
CMBS	9,138	9,138	–	41,130	41,130
Total	$9,138	$9,138	$22,800	$177,607	$200,407

Financing
Mortgage loans	$–	$–	$–	$102,288	$102,288
CMBS	8,352	8,352	–	31,543	31,543
Total	$8,352	$8,352	$–	$133,831	$133,831

During the quarter ended March 31, 2005, we repaid approximately $206.9 million of borrowings under our Wachovia credit facility, primarily with a portion of the proceeds from our first CDO financing (see Note 10).  Weighted average interest rates on the Company’s credit facilities for the three months ended March 31, 2005 and 2004 are as follows:

	Mar 31, 2005	Mar 31, 2004

Bank of America-mortgage loan repurchase agreements	N/A	2.59%
Bank of America-CMBS repurchase agreements	N/A	1.89%
Wachovia-mortgage loan repurchase agreements	3.37%	2.09%
Wachovia-CMBS repurchase agreements	3.15%	3.09%

As of March 31, 2005 and 2004, the 1-month LIBOR rate was 2.87% and 1.09%, respectively. As of March 31, 2005, the Company was in compliance with the terms of the repurchase agreement with its warehouse lender.

The Company’s credit facilities generally carry maturities of less than one year.  The Company does not anticipate any issues with renewing its existing credit facility with Wachovia when it matures in September 2005.  In addition, the Company has a strong history of negotiating credit facilities with lenders, and management is confident that it can find replacement credit facilities if the need arises.

9.	Risk Management Transactions

Prior to CLF, Inc.’s conversion to a REIT on March 24, 2004, the Company used risk management transactions consisting of U.S. Treasury and Agency lock transactions (“Locks”) to hedge the interest rate risk associated with owning fixed rate mortgage loan assets financed by floating rate debt.  Subsequent to REIT conversion, the Company changed the way it hedges to comply with the REIT tax requirements and began using forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of March 31, 2005, the Company was hedging its exposure to such variability through December 2015. In accordance with SFAS 133, the Locks and interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as fair value hedges and cash flow hedges, respectively, for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount.  The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005		December 31, 2004
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$20,942	$189	$228,182	$(7,312)

At March 31, 2005 and December 31, 2004, the Company had hedged the following future borrowings:

	Mar 31, 2005	Dec 31, 2004
	Unaudited
Future borrowings (principal amount)	$20,942	$228,182

At March 31, 2005 and December 31, 2004, respectively, derivatives with a fair value of $0 and $7,355 were included in derivative liabilities on the Company’s balance sheet.  At March 31, 2005 and December 31, 2004, respectively, derivatives with a fair value of $189 and $42 were included in derivative assets on the Company’s balance sheet.  For the three months ended March 31, 2005 and 2004, the Company had realized losses of $9,324 and realized gains of $912, respectively, related to cash flow hedges that are included in Other Comprehensive Income.  The realized losses of $9,324 will be amortized as part of interest expense on the Company’s Consolidated Statement of Operations over the expected term of the Company’s CDO issuance.  The change in net unrealized gains and losses of $7,502 in the 2005 period for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity.

We recognized no expense due to hedge ineffectiveness for the three months ended March 31, 2005 and 2004.   For the three months ended March 31, 2005 and 2004, the Company reclassified $90 and $0, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

10.	Long-Term Debt

Our long-term debt consists of the following:

•	mortgage notes on real estate investments; and

•	collateralized debt obligations.

Mortgages Notes on Real Estate Investments

Mortgage notes payable collateralized by the respective properties (aggregating $202,393 at March 31, 2005 and $153,690 at December 31, 2004) and assignment of leases are as follows:

Property Level Debt - Fixed Rate	Mar 31, 2005	Dec 31, 2004	Interest Rate	Maturity
	Unaudited
Choice, Silver Spring, MD	$32,517	32,625	5.30%	May-13
AON Corporation, Glenview, IL	64,800	64,800	5.23%	Nov-14
Cadbury Schweppes, Hanover Township, NJ	36,000	–	5.26%	Mar-15
GSA, Ponce, PR (a)	8,015	8,117	6.47%	Apr-16
Walgreen Co., Pennsauken, NJ (b)	2,313	2,347	6.06%	Oct-16
Walgreen Co., Portsmouth, VA (c)	3,619	3,650	6.19%	Jul-18

Total	$147,264	$111,539

(a) Face amount of the debt outstanding at March 31 is $7,633, at a coupon of 7.30%. The carrying amount on the financial statements reflects a prepayment premium of $382 which was received from the seller at the time of purchase. The interest rate shown in the above table reflects the effective interest rate to the Company, as adjusted for the impact of the prepayment premium.

(b) Face amount of the debt outstanding at March 31 is $2,134, at a coupon of 7.65%. The carrying amount on the financial statements reflects a premium of $179 based on the fair value of the debt assumed at the purchase date. The interest rate shown in the above table reflects the effective interest rate to the Company, as adjusted for the impact of the fair value adjustment.

(c) Face amount of the debt outstanding at March 31 is $3,384, at a coupon of 7.20%. The carrying amount on the financial statements reflects a premium of $235 based on the fair value of the debt assumed at the purchase date. The interest rate shown in the above table reflects the effective interest rate to the Company, as adjusted for the impact of the fair value adjustment.

Collateralized Debt Obligations

On March 10, 2005, we issued to third party investors two classes (Classes A and B) of investment grade collateralized debt obligations, or CDOs, through a newly formed wholly-owned subsidiary, Caplease CDO, 2005-1, Ltd, or Caplease CDO-1.  Caplease CDO-1 issued three additional classes of investment grade notes (Classes C, D and E) that were purchased by us through another newly-formed wholly-owned subsidiary.  We also purchased all equity interests in Caplease CDO-1, including preferred shares with a principal amount of $15.0 million.  We consolidate Caplease CDO-1 into our financial statements.

Each class of notes pays a fixed coupon rate. The notes are non-recourse to us but are secured by the collateral described below. Certain terms of the notes are summarized in the following table:

Class of Notes	Principal Amount/Face Amount as of Closing Date	Ratings Moody’s/S&P	Stated Maturity	Stated Coupon Rate
A	$252,000,000	Aaa/AAA	January 2040	4.926%
B	16,500,000	Aa2/AA	January 2040	5.036%
C	9,000,000	A2/A-	January 2040	5.406%
D	4,500,000	Baa2/BBB	January 2040	6.206%
E	3,000,000	Baa3/ BBB-	January 2040	6.606%
Total	$285,000,000

The expected maturity date of the notes is January 2015, when the notes become subject to an auction call procedure.  Under that procedure, the notes will be redeemed if a successful auction of the collateral underlying the notes is completed (generally, the cash purchase price for the collateral is at least equal to the amount necessary to redeem the notes and the preferred stock).

Caplease CDO-1 was structured to match fund the cash flows from a significant portion of our existing assets.  Proceeds from the sale of the notes were used to purchase a $299.3 million portfolio of assets from our operating partnership, Caplease, LP.  The assets purchased by Caplease CDO-1 serve as collateral for the notes and are summarized in the following table:

Asset Type	Face Amount	Percentage
Long-term credit tenant loans	$199,148,746	66.53%
Corporate credit notes	23,893,987	7.98%
Structured interests in net lease assets	61,285,399	20.48%
Mezzanine loan	15,000,000	5.01%
Total	$299,328,132	100.00%

Under a reinvestment feature in the governing documents of the notes, until October 2009, principal proceeds from repayment and/or sale of the collateral may be reinvested in qualifying replacement assets.

We received net proceeds in the transaction of approximately $263.1 million (after approximately $5.0 million of expenses and escrows), approximately $205.5 million of which was used to repay our borrowings under our short-term warehouse facility with Wachovia Bank, N.A.  We incurred $13.3 million of debt issuance and hedging costs in the transaction and these costs will be amortized on a level yield basis over the expected life of Caplease CDO-1.  Our effective blending financing rate (inclusive of original issue discount, debt issuance and hedge costs) on the Class A and Class B notes (the classes we did not retain) is approximately 5.66%.

Scheduled principal amortization and balloon payments for mortgage notes payable and collateralized debt obligations for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
9 months ending December 31, 2005	$860	$–	$860
2006	1,675	–	1,675
2007	2,149	–	2,149
2008	3,367	–	3,367
2009	3,793	–	3,793
Thereafter	105,474	298,076	403,550
	$117,318	$298,076	$415,394

11.	Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business.  The Company is not currently involved in any matter which management believes will have a material adverse effect on its business, results of operations or financial conditions.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1).  The maximum potential amount of future required payments under the letter of credit is $2,850.  The letter of credit expires on February 18, 2009.  The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate.  The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit.  During February 2005, one of the mortgage loans on a property net leased to Winn-Dixie defaulted, as a result of the bankruptcy of Winn-Dixie.  However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise.  Letter of credit fees included in interest expense were $26 and $25 for the three months ended March 31, 2005 and 2004, respectively.

The Company had outstanding commitments to fund loans of approximately $1,979 related to certain of its development or joint-venture loans as of March 31, 2005. As of March 31, 2005, advances of $987 had been made against these commitments.

12.	Stock Based Compensation

The Company adopted an incentive stock compensation plan for its employees during March 2004 in connection with its initial public offering.  The shares issued under the stock plan are accounted for under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation."  The Company accounts for stock based compensation using the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations.  APB25 requires compensation cost to be measured as the fair value of the Company’s stock less the amount, if any, that the employee is required to pay. The Company measures compensation costs for share awards under the stock plan as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

During the three months ended March 31, 2005, CLF, Inc. granted 383,500 shares of common stock to employees and directors. None of these shares were vested on the date of grant.  An aggregate of 183,500 shares vest in three equal installments beginning on the first anniversary of the grant date. An aggregate of 200,000 shares vest over three years if a combination of objective and subjective performance criteria, as determined by the CLF, Inc. Compensation Committee, are attained. For the three months ended March 31, 2005, compensation expense of $12 was recorded in the Company's Consolidated Statement of Operations under "General and administrative-stock based compensation expense" related to these awards.

During the three months ended March 31, 2004, CLF, Inc. granted 383,766 shares of common stock to employees and directors, simultaneous with the completion of its public equity offering. The following table summarizes the vesting schedule of these shares.

Shares vested upon grant	129,580
Shares forfeited during 2004	3,630	*
Shares vested on March 24, 2005	125,276
Unvested shares as of March 31, 2005	125,280	**
Total	383,766
* During 2004, we granted 3,630 shares to a new employee. These shares will vest over a three-year period from the date of initial grant.
** 8,833 shares are scheduled to vest on May 1, 2005 and 116,447 shares are scheduled to vest on March 24, 2006.

During the three months ended March 31, 2005 and 2004, compensation expense of $337 and $1,386, respectively, was recorded in the Company’s Consolidated Statements of Operations under “General and administrative-stock based compensation expense” related to these awards.

On November 17, 2003, CLF, Inc. sold 139,134 shares to certain current and former employees of the Predecessor for $0.10 per share.  The Company recorded no compensation expense in connection with the issuance of the 139,134 shares, since the fair value of the stock on the date of sale was equal to the $0.10 per share purchase price.  Upon completion of CLF, Inc.’s initial public offering on March 24, 2004, the difference between the public offering price per share of $10.50 and the price at which these individuals purchased the shares was recognized as a $1,447 expense (a component of General and administrative-stock based compensation expense) in the Company's Consolidated Statement of Operations.

13.	Rental Income

CLF, Inc., through its wholly-owned subsidiaries, is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2021. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse us for the occupancy and operating costs of the properties, or in certain cases reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2005 for the properties are as follows (in thousands):

9 months ending December 31, 2005	$14,176
2006	19,143
2007	19,442
2008	19,637
2009	19,171
Thereafter	145,671
$237,240

14.	Pro Forma Condensed Consolidated Income Statements (Unaudited)

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2004, the Company acquired the Cadbury property described in Note 5-Real Estate Investments (the only property acquisition during the quarter) and all real properties purchased during 2004. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The inclusion of the Cadbury acquisition as of January 1, 2004 has no impact on the Company’s unaudited Pro Forma Condensed Consolidated Financial Statements because, as of March 31, 2005, Cadbury has not yet completed construction of the building (see Note 5).

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

	For the three months ended March 31,
	2005	2004
Total revenues	$11,907	$7,537
Income (loss) from continuing operations	$2,222	$(2,955)
Income (loss) per basic and diluted common share from continuing operations	$0.08	$(0.50)

15.	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders.  SFAS No. 131 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: lending investments and operating net lease real estate. For segment reporting purposes, we do not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations for the three months ended March 31, 2005 and March 31, 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	3/31/2005	3/31/2004	3/31/2005	3/31/2004	3/31/2005	3/31/2004
Total revenues	$172	$88	$5,749	$–	$5,986	$1,878
Total expenses	3,009	4,741	4,530	–	2,146	1,417
Net income	(2,837)	(4,653)	1,219	–	3,840	461
Total assets	84,154	119,755	263,561	–	342,975	140,179

16.	Other Comprehensive Income

The components of other comprehensive income for the three months ended March 31, 2005 and 2004 are as follows (also see Notes 6 and 9):

	For the three months ended March 31,
	2005	2004

Net income (loss)	$2,222	$(4,192)
Unrealized change in value on securities available for sale	1,109	321
Unrealized gain (loss) on derivatives	7,502	(421)
Realized gain (loss) on derivatives	(9,324)	912
Other comprehensive income (loss)	$1,509	$(3,380)

17.	Variable Interest Entities

Under FASB Interpretation Number 46, “Consolidation of Variable Interest Entities,” we were required to consolidate the Cadbury property we acquired in January 2005 during December 2004.  The fair value of the property, representing the purchase price we agreed to pay, was reported on our balance sheet as “Real estate investments consolidated under FIN 46.”  Liabilities of the entity owning the property were $4.8 million at December 31, 2004, and were reported on our balance sheet as “Mortgage on real estate investments consolidated under FIN 46.”  The net balance of the assets and liabilities consolidated under FIN 46 for this VIE is reported on our balance sheet as “Minority interest in real estate investments consolidated under FIN 46.”  During January 2005, we closed on the acquisition of this property.  As a result, this investment is now included as a component of real estate investments, net, on our balance sheet.

As part of our developer loan program, we fund loans to an entity that owns an undeveloped property.  These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property.  We have funded five such loans as of March 31, 2005, with an aggregate unpaid principal amount of approximately $1.0 million as of that date.  We have determined that our borrowers are VIEs under FIN 46.  However, because part of our collateral for these loans is a personal guarantee from each entity’s equity owner, we are not considered the primary beneficiary of these entities and, therefore, we are not required to consolidate them under FIN 46.

During 2004, we also funded a long-term credit tenant loan to an entity owning a property leased to Home Depot USA, Inc. in Westminster, Colorado.  Our carry value on this loan was approximately $8.6 million as of March 31, 2005.  In connection with funding the loan, we acquired the right to participate in any gain upon sale of the underlying property.  The borrower entity similarly meets the criteria for a VIE under FIN 46, because the equity owners of the entity are required to share 25% of their expected residual returns with us.  However, because we are not the primary beneficiary, we are not required to consolidate it.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

  General

We are a net lease company focused on investing in commercial real estate assets that are leased typically on a long-term basis primarily to high credit quality corporate, government and not-for-profit tenants. These assets include mortgage loans and mortgage backed net lease securities (debt) and direct investments in real estate (equity). We began our business in 1995 through private equity capital. In March 2004, we completed an initial public offering and our common stock began trading on the New York Stock Exchange under the symbol “LSE.” We intend to elect to be taxed as a REIT for federal income tax purposes.

Prior to our initial public offering, we operated primarily as a first mortgage lender using a gain on sale business model, where we sold the loans without retaining any interest in them after origination, either through securitization or whole-loan sales. Our mortgage loans have included traditional long-term credit tenant first mortgage loans (typically 15 to 25 years), 10-year credit tenant loans and a few development type loans and recapitalized loans. Prior to our initial public offering, we derived our revenues primarily from interest payments on the loans we originated prior to sale and from the sale of those loans to third parties. Our borrowings were on a short-term basis, and the interest expense on those borrowings was tied to short-term floating interest rates, which are typically lower than long-term fixed-rates.

Upon completion of our initial public offering in March 2004, we changed our strategy from that of a gain on sale originator of net lease loans, to a long-term holder of debt, equity and mezzanine net lease assets for portfolio investment, though we do still engage in some gain on sale activities. An important component of our portfolio investment strategy is to borrow, or leverage, against our assets in order to enable us to originate a larger portfolio of assets and to enhance our returns on invested equity capital. This strategy entails financing our mostly fixed rate net lease investments by using our existing warehouse facilities on a reasonably short term basis and, as soon as practicable thereafter, financing the majority of these assets on a secured long-term fixed rate basis, both through collateralized debt obligations, or CDOs, and through traditional first mortgage debt obtained from third party lenders, and other mechanisms. We typically employ hedging strategies to mitigate interest rate risk until our fixed rate assets are financed with long-term debt mechanisms. We expect our leverage to average 70% to 85% of our assets in portfolio. All of our financing transactions are now and we expect that they will continue to be, held on balance sheet. We believe that the combination of assets backed by long-term leases with high quality tenants coupled with long-term fixed rate financing will produce stable risk-adjusted returns on our equity base.

In connection with our initial public offering, we raised net proceeds after all related expenses of approximately $221.8 million on top of an existing book equity of approximately $34.0 million. As of March 31, 2005, we had invested those proceeds into approximately $578.5 million of net lease assets and have begun to leverage our existing portfolio utilizing our existing floating rate warehouse credit facilities, fixed rate first mortgage debt, and collateralized debt obligations.

  Summary of Closed Transactions in First Quarter 2005

The following highlights our closed transactions during the first quarter ended March 31, 2005:

•
We added net assets to our portfolio of approximately $84 million, including the acquisition of an office and technology center in Morris County, New Jersey net leased to Cadbury Schweppes Holdings (U.S.), for $48.1 million, the origination of mortgage and development loans aggregating $9.3 million and the purchase of CMBS securities of $30.3 million.

•
In February 2005, we financed our acquisition of the Cadbury property with a $36.0 million mortgage loan from Wachovia Bank and an approximately $4.0 million corporate credit note from our operating partnership, Caplease, LP.  The $4.0 million corporate credit note represents intercompany debt, and is eliminated in consolidation.

•
In March 2005, we closed our first CDO financing. The transaction was entirely fixed rate with a principal amount of approximately $300.0 million. We issued five classes of investment grade notes with an aggregate face amount of $285.0 million and preferred stock with a principal amount of $15.0 million. We retained $31.5 million in face amount of the notes offered, comprised of the entire face amount of the three most junior note classes and the preferred shares. We received net proceeds in the transaction of approximately $263.1 million (after  approximately $5.0 million of expenses and escrows), $205.5 million of which was used to repay our borrowings under our short-term credit facility with Wachovia Bank. See “Liquidity and Capital Resources—Long-Term Liquidity and Financing.”

  Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during the first quarter of 2005.

  Business Segments

We conduct our business through two operating segments:

•	lending investments (including our loan business as well as our investments in structured interests and structuring fees receivable); and

•	operating net lease real estate (including our property acquisition business).

Segment data for the first quarters of 2005 and 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	3/31/2005	3/31/2004	3/31/2005	3/31/2004	3/31/2005	3/31/2004
Total revenues	$172	$88	$5,749	$–	$5,986	$1,878
Total expenses	3,009	4,741	4,530	–	2,146	1,417
Net income	(2,837)	(4,653)	1,219	–	3,840	461
Total assets	84,154	119,755	263,561	–	342,975	140,179

A discussion of the comparison of segment performance is not included herein as we were under a gain on sale (rather than portfolio) business model prior to our initial public offering and we had no real property acquisitions during the first quarter 2005.

  Results of Operations

During the first quarter of 2005, we continued to execute on our business plan as a long-term holder of debt, equity and mezzanine investments in net lease assets. Our focus during the quarter was on: (i) closing the long-term mortgage loans and the net lease property acquisitions in our pipeline, (ii) closing our first collateralized debt obligation, (iii) continuing to leverage our net lease portfolio, and (iv) continuing to implement our marketing plan to communicate to the market about our expanded capabilities.

  Comparison of the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004

The following discussion compares our operating results for the quarter ended March 31, 2005 to the comparable period in 2004.

Revenue.

Total revenue increased $9.9 million, or 506%, to $11.9 million. The increase was primarily attributable to increases in interest income from mortgage loans and securities and increases in rental revenue, including property operating expense recoveries.

Interest income increased $4.2 million, or 218%, to $6.1 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Rental income and property expense recoveries, in the aggregate, increased $5.7 million to $5.7 million, as we did not own any investments in real estate during the comparable period in 2004.

Expenses.

Total expenses increased $3.5 million, or 57%, to $9.7 million. The increase in expenses was primarily attributable to higher levels of interest expense, general and administrative expenses, property expenses and depreciation and amortization expense on real property, offset in part by reductions in both stock based compensation expense and net losses on derivatives and short sales of securities.

Interest expense, including interest expense to affiliates, increased $2.9 million, or 439%, from $0.7 million to $3.5 million. There was no interest expense to affiliates in the 2005 period. The increase in 2005 primarily consisted of $1.2 million of additional interest expense related to property mortgages originated or assumed in 2004 and 2005, and $0.8 million related to collateralized debt obligations issued in 2005. In addition, interest expense on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), increased $0.9 million, or 139%, from $0.7 million to $1.6 million. This was the result of increased average borrowing levels in 2005. After the completion of our initial public offering in March 2004, we repaid all of the amounts outstanding under our credit facilities. We began borrowing under these facilities again during August 2004.

Property expenses increased from $0 to $1.8 million. We did not own any investments in real estate during the comparable period in 2004.

Loss on derivatives and short sales of securities decreased $0.7 million, from $0.7 million to $0. This was primarily the result of our use of fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment prior to our initial public offering, and the use of cash flow hedges against our expected future borrowings since our initial public offering. Under SFAS 133, we were required to expense the cost of carrying our open fair value hedge positions against current earnings. The cost of carrying open cash hedge positions is amortized as part of interest expense over the term of the related debt issuance.

General and administrative expense increased $0.7 million, or 34%, from $1.9 million to $2.6 million, due primarily to increased expenses associated with operating as a public company, including liability insurance. General and administrative expense for the 2005 period also included approximately $0.1 million of accrued severance expense.

General and administrative expense-stock based compensation decreased $2.4 million, or 84%, to $0.5 million. The expense recognized during the 2004 period included the expense from stock grants which were vested at the initial public offering date and shares issued in November 2003 at a discount to the initial public offering price.

Depreciation and amortization expense on real property increased $1.3 million, as we did not own any investments during the comparable period in 2004.

Net income (loss).

Net income (loss) increased from $(4.2) million to $2.4 million, as a result of the factors discussed above.

Funds from Operations

Funds from operations, or FFO, is a non-GAAP financial measure. We believe FFO is a useful additional measure of our performance because it facilitates an understanding of our operating performance after adjustment for real estate depreciation, a non-cash expense which assumes that the value of real estate assets diminishes predictably over time. In addition, we believe that FFO provides useful information to the investment community about our financial performance as compared to other REITs, since FFO is generally recognized as an industry standard for measuring the operating performance of a REIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income or earnings per share determined in accordance with GAAP as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, our calculation of FFO may not be comparable to similarly titled measures reported by other companies.

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) which defines FFO as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The following table reconciles our net income to FFO for the quarters ended March 31, 2005 and March 31, 2004.

	Total		Per Share(1)
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(in thousands, except per share amounts)
Net income	$2,222	$(4,192)	$0.08	$0.71
Adjustments:
Add: Depreciation and amortization expense on real property	1,268	0	0.05	0.00
Funds from operations	$3,490	$(4,192)	$0.13	$0.71

(1)	The weighted average number of shares outstanding for the 2005 period was 27,526 (basic and diluted) and for the 2004 period was 5,887 (basic and diluted).

Liquidity and Capital Resources

As of March 31, 2005, we had $83.2 million in available cash and cash equivalents. As a REIT, we will be required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.18 per share during the quarter ended March 31, 2005.

We believe that our working capital and cash provided by operations are sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional net lease investments, and we believe we will reach our targeted leverage level of 70% to 85% of our assets in portfolio in the next two to six months, at which point we will need to raise additional debt or equity securities, or both, in order to continue to implement our strategy. We filed a shelf registration statement to register additional debt and equity securities in April 2005. We may issue public or private debt or equity capital, or both, to satisfy our liquidity needs. We expect to raise capital in the second or third quarter of 2005, although the precise timing will be impacted by our investment activities for the remainder of 2005 and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you conditions for raising capital will be favorable for us at any time.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, as well as existing secured credit facilities.

We had $8.4 million outstanding as of March 31, 2005 under our Wachovia credit facility, which borrowings were secured by CMBS with a fair value of $9.1 million. As of March 31, 2005, we had $241.6 million available under our Wachovia credit facility. Our Bank of America facility expired unused on March 1, 2005.

As of March 31, 2005, we were in compliance with the terms of the agreement with Wachovia Bank. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our secured credit facility with Wachovia Bank is uncommitted and is generally terminable at will by the lender, we cannot make any assurance that this facility will continue to be available to us.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term financings on our net lease asset investments and issuances of debt and equity securities.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured basis. Long-term financing can be in the form of traditional mortgage debt, CDOs or other debt mechanisms. As of March 31, 2005, we have financed an aggregate of $200.3 million of assets in portfolio on a long-term basis through the issuance or assumption of long-term mortgage debt of $147.3 million and collateralized debt obligations of $268.1 million. We expect our leverage to average 70% to 85% of our assets in portfolio.

We issued our first CDO on March 10, 2005. Our first CDO financing was effected through the issuance of multi-class notes and preferred shares by our newly formed wholly-owned subsidiary Caplease CDO 2005-1, Ltd. The multi-class notes were co-issued by another newly formed wholly-owned subsidiary, Caplease CDO 2005-1 Corp. The subsidiaries issued 5 classes of investment-grade notes with an aggregate principal amount of $285.0 million and preferred shares with a principal amount of $15.0 million. We retained $31.5 million in principal amount of the securities offered, comprised of the entire principal amount of the three most junior note classes and the preferred shares.

The issuer used the proceeds of the note offering, after payment of fees and expenses and amounts owing in respect of pre-closing financing and hedging arrangements, to acquire a portfolio of assets from our wholly-owned subsidiary, Caplease, LP. We received net proceeds in the transaction of approximately $263.1 million (after  approximately $5.0 million of expenses and escrows), approximately $205.5 million of which was used to repay our borrowings under our short-term credit facility with Wachovia Bank, N.A. Wachovia Bank is an affiliate of Wachovia Capital Markets, LLC, the initial purchaser of the Class A and Class B notes in the CDO transaction.

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
	$285,000,000

Our effective blended financing rate (inclusive of original issue discount, debt issuance and hedge costs) on the Class A and Class B notes (the classes we did not retain) is approximately 5.66%.

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

The initial portfolio of pledged assets are summarized below:

Asset Type	Face Amount	Percentage
Long-term credit tenant loans	$199,148,746	66.53%
Corporate credit notes	23,893,987	7.98%
Structured interests in net lease assets	61,285,399	20.48%
Mezzanine loan	15,000,000	5.01%
	$299,328,132	100.00%

Until October 2009, principal proceeds and sale proceeds of the pledged assets may be reinvested in qualifying replacement assets, subject to the satisfaction of certain conditions set forth in the indenture.

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

If an event of default and an acceleration of the notes occur and are continuing, the trustee will:

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

Statement of Cash Flows

The net cash flow provided by (used in) operating activities decreased from $(1.9) million in the three months ended March 31, 2004, to $(12.3) million for the three months ended March 31, 2005.  Our net cash provided by (used in) operating activities reflects adjustments for non-cash items of expenses for amortization of stock-based compensation ($0.4 million and $2.8 million in the periods ended March 31, 2005 and 2004, respectively) and depreciation and amortization ($1.3 million and $0, in the periods ended March 31, 2005 and 2004, respectively). The change from 2004 to 2005 was primarily driven by reductions in deposits and escrows and amounts due to servicers and dealers, partially offset by greater net income (net of the non-cash items discussed above).  As part of our CDO issuance, we transferred a number of loan deposits and other escrows to the CDO trustee.

Investing activities used $84.2 million during the period ended March 31, 2005, which primarily resulted from net investments in real estate of $48.9 million, net advances to borrowers of $9.3 million and net investments in CMBS of $30.3 million. Investing activities used $20.5 million during the period ended March 31, 2004, which resulted primarily from advances to borrowers of $12.4 million and purchases of corporate bonds of $29.3 million, partially offset by the redemption of $20.4 million of securities.

Cash provided by financing activities during the period ended March 31, 2005 was $148.9 million, which primarily resulted from borrowings under collateralized debt obligations of $268.1 million, borrowings under mortgages on real estate investments, net of deposits and escrows, of $24.8 million, partially offset by net repayments on repurchase agreements of $125.5 million and funds used in hedging and risk management activities of $9.3 million. Cash provided by financing activities during the period ended March 31, 2004 was $134.8 million, reflecting net proceeds from our initial public offering of $222.8 million (before prepaid offering expenses of approximately $1.0 million) and repayments of our repurchase agreements of $88.1 million.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

In connection with our lending and investment activities, we enter into derivative and other risk management transactions in order to hedge the value of our future debt obligations from changes in underlying interest rates during the period between origination and permanent financing of our loans and other net lease assets. Historically, we have done so primarily by entering into Treasury and agency lock transactions and short sales of U.S. government and agency obligations. In accordance with SFAS 133, these lock transactions and short sales, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as fair value hedges for accounting purposes. The cost to carry our open fair value hedges appears on our Consolidated Statement of Operations as part of gain or loss on derivatives and short sales of securities.

Since our initial public offering, our derivative and other risk management activities have consisted primarily of interest rate swaps, and we expect they will continue to consist primarily of interest rate swaps in the future.  In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes. Consistent with SFAS No. 133, open cash flow hedges are marked to fair value at each reporting date, with a corresponding offset to Other Comprehensive Income (a component of Stockholders’ Equity). The cost to carry our open cash flow hedges and any gain or loss we realize upon closing the cash flow hedge is amortized as part of interest expense over the term of the related debt issuance.

In the quarter ended March 31, 2005, we had no gains or losses on short sales and derivative transactions. In the quarter ended March 31, 2004, we had $0.7 million in loss on short sales and derivative transactions with no sales of net lease loans.

In general, we expect to hedge our liabilities against changes in underlying interest rates until the related assets have been financed on a long-term basis. Some assets, including development loans and structured securities, may not be hedged at all. We do not use derivative and other risk management transactions for trading or speculative purposes and we only enter into contracts or hedging arrangements with major financial institutions.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to invest in additional net lease assets in a timely manner or on acceptable terms;

•	our ability to obtain long-term financing for our asset investments at the spread levels we project when we invest in the asset;

•	adverse changes in the financial condition of the tenants underlying our net lease investments;

•	increases in our financing costs and/or our general and administrative costs;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital to invest in net lease assets;

•	the completion of pending net lease loans and/or other net lease investments;

•	demand for our products;

•	impairments in the value of the collateral underlying our investments;

•	the degree and nature of our competition; and

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs.

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

Equity Price Risk Exposure.

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Values.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2005, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

The following summarizes certain data regarding our interest rate sensitive instruments as of March 31, 2005:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Mortgage loans held for investment (1)	$219,002	$217,559	6.72%	Various	$223,966
Securities available for sale-CMBS (2)	113,003	126,838	8.99%	2009-2028	113,003
Structuring fees receivable (2)	4,289	N/A	8.10%	2010-2020	4,289
Derivative assets (3)	189	20,942	N/A	N/A	189

Liabilities:
Repurchase agreements (4)	8,352	8,352	3.17%	Short term	8,352
Mortgage notes payable (5)	147,264	146,468	5.36%	2013-2018	143,550
Collateralized debt obligations (5)	268,130	268,500	5.66%	2015	260,933
Derivative liabilities (3)	—	—	N/A	N/A	—

(1)	With the exception of one loan, this portfolio of mortgage loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the mortgage loans range from 2006 through 2033.

(2)	Securities available for sale represent subordinate interests in securitizations previously completed by us (CMBS), as well as pass-through certificates representing senior and junior mortgage debt. Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for the CMBS are shown at their respective face amounts. Fair value for the CMBS is based on third-party quotations, where obtainable, or our estimate of fair value, based on yields of comparably rated securities in the CMBS market. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the securities available for sale, we receive current monthly interest coupon payments, and contractual principal payments as scheduled.

(3)	These instruments represent hedging and risk management transactions involving interest rate swaps. They have been valued by reference to market quotations.

(4)	Our repurchase agreements bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(5)	We estimate the fair value of mortgage notes payable and collateralized debt obligations using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

Scheduled maturities of interest rate sensitive instruments as of March 31, 2005 are as follows:

	Expected Maturity Dates
	2005	2006	2007	2008	2009	thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgage loans held for investment	$9,356	$18,712	$13,558	$4,730	$13,731	$157,472
Securities available for sale-CMBS	598	797	868	951	16,007	107,617
Structuring fees receivable	426	609	659	713	772	1,110
Derivative assets	189	—	—	—	—	—
Repurchase agreements	8,352	—	—	—	—	—
Mortgage notes payable	802	1,621	2,099	3,322	3,754	134,870
Collateralized debt obligations	—	—	—	—	—	268,500

The expected maturity dates shown for mortgage loans, securities available for sale and structuring fees receivable are based on the contractual terms of the underlying assets. These assets, based on our current operating strategy, are held for investment. Our liabilities with respect to repurchase agreements are short-term in nature and, accordingly, are listed in the current period. The material assumptions used to determine fair value are included in footnotes 1 through 5 in the immediately preceding table.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

10.1	Real Estate Purchase and Sale Agreement, dated March 2, 2005, by and among Capital Property Associates Limited Partnership, 6116 GP LLC, Capital Property Acceptance LLC, and Caplease, LP
10.2	Indenture, dated as of March 10, 2005, by and among Caplease CDO 2005-1, Ltd., Caplease CDO 2005-1 Corp., Caplease Investment Management, LLC and LaSalle Bank National Association
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

CAPITAL LEASE FUNDING, INC.
Registrant

Date: May 16, 2005	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: May 16, 2005	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer