Form 10-Q
period 2005-06-30
CAPITAL LEASE FUNDING INC
filed 2005-08-11
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2005

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

As of August 11, 2005, there were 27,868,480 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2005 (unaudited) and December 31, 2004
(in thousands)

	As of June 30, 2005	As of December 31, 2004
Assets	Unaudited
Cash and cash equivalents	$55,826	$30,721
Mortgage loans held for investment	237,977	207,347
Real estate investments, net	391,607	194,541
Real estate investments consolidated under FIN46	81,500	48,000
Securities available for sale	124,995	87,756
Structuring fees receivable	4,150	4,426
Prepaid expenses and other assets	36,756	7,941
Amounts due from affiliates and members	79	81
Accrued rental income	1,928	507
Derivative assets	–	42
Furniture, fixtures and equipment, net	360	340
Total Assets	$935,178	$581,702
Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses	$8,114	$3,479
Deposits and escrows	2,993	10,725
Due to servicer and dealers	–	4,357
Repurchase agreement obligations	45,744	133,831
Mortgages on real estate investments	265,314	111,539
Mortgage on real estate investments consolidated under FIN46	50,887	4,815
Collateralized debt obligations	268,138	–
Derivative liabilities	3,451	7,355
Deferred rental revenue	850	–
Intangible liabilities on real estate investments	11,525	7,028
Dividends payable	5,016	4,124
Total Liabilities	662,032	287,253
Minority interest in real estate investments consolidated under FIN46	26,613	41,185
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 27,868,480 and 27,491,700 shares issued and outstanding, respectively	279	275
Additional paid in capital	246,445	251,786
Accumulated other comprehensive income (loss)	(191)	1,203
Retained earnings	–	–
Total Stockholders' Equity	246,533	253,264
Total Liabilities and Stockholders' Equity	$935,178	$581,702

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues:
Interest income from mortgage loans and securities	$6,641	$2,756	$12,748	$4,678
Gain on sales of mortgage loans and securities	174	–	237	–
Rental revenue	7,124	–	11,459	–
Property expense recoveries	1,356	–	2,719	–
Other revenue	93	43	132	86
Total revenues	15,388	2,799	27,295	4,764
Expenses:
Interest expense	6,214	–	9,756	425
Interest expense to affiliates	–	–	–	231
Property expenses	2,291	–	4,074	–
Net loss on derivatives and short sales of securities	–	–	–	724
Loss on securities	250	–	250	–
General and administrative expenses	2,414	1,989	4,967	3,897
General and administrative expenses-stock based compensation	467	334	922	3,167
Depreciation and amortization expense on real property	1,920	–	3,188	–
Loan processing expenses	63	33	148	69
Total expenses	13,619	2,356	23,305	8,513
Income (loss) before minority interest	1,769	443	3,990	(3,749)
Minority interest in consolidated entities	(215)	–	(215)	–
Net income (loss)	$1,554	$443	$3,775	$(3,749)
Earnings per share
Net income per share, basic and diluted	$0.06	$0.02	$0.14	$(0.22)
Weighted average number of common shares outstanding, basic and diluted	27,868	27,488	27,698	16,699
Dividends declared per common share	$0.18	$-	$0.36	$-

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2004	$275	$251,786	$1,203	$–	$253,264
Incentive stock plan compensation expense	–	922	–	–	922
Incentive stock plan grants issued	4	(4)	–		–
Net income	–	–	–	3,775	3,775
Dividends declared	–	(6,259)	–	(3,775)	(10,034)
Unrealized change in value of securities available for sale	–	–	4,665	–	4,665
Unrealized change in value of derivatives	–	–	3,806	–	3,806
Realized gains (losses) on derivatives, net of amortization	–	–	(9,865)	–	(9,865)
Balance at June 30, 2005	$279	$246,445	$(191)	$–	$246,533

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2005	2004
Operating activities
Net income (loss)	$3,775	$(3,749)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2,824	41
Amortization of stock based compensation	922	3,167
Amortization of below market leases	(212)	–
Gain on sale of mortgage loans and securities	(237)	–
Loss on derivatives and short sales of securities	–	724
Accrued rental income	(1,421)	–
Deferred rental revenue	850	–
Amortization of discounts/premiums, and origination fees/costs	(210)	(100)
Amortization of debt issuance costs	475	–
Changes in operating assets and liabilities:
Funds used in hedging and risk management activities	–	(1,827)
Structuring fees receivable	276	532
Prepaid expenses and other assets	(9,858)	(1,382)
Accounts payable and accrued expenses	4,581	(1,552)
Deposits and escrows	(7,732)	1,142
Due to servicer and dealer	(4,359)	(38)
Net cash used in operating activities	(10,326)	(3,042)
Investing activities
Proceeds from sale of mortgage loans	2,310	–
Principal advanced to borrowers	(33,865)	(38,342)
Principal received from borrowers	7,121	5,357
Loan origination costs	55	(4)
Purchase of securities available for sale	(45,167)	(69,026)
Sale of securities available for sale	5,787	20,397
Principal amortization on securities available for sale	1,001	–
Purchases of real estate investments	(195,128)	–
Deposits on potential equity investments	(4,000)	–
Return of deposit on equity investment	2,500	–
Purchases of furniture, fixtures and equipment	(72)	(31)
Net cash used in investing activities	(259,458)	(81,649)
Financing activities
Borrowing under repurchase agreements	123,538	–
Repayments under repurchase agreements	(211,626)	(28,765)
Repayments under repurchase agreements to affiliates	–	(59,322)
Borrowings from mortgages on real estate investments	154,309	–
Repayments of mortgages on real estate investments	(534)	–
Borrowings from collateralized debt obligations	268,130	–
Deferred financing costs	(5,323)	(60)
Deposits and escrows on mortgage notes	(14,269)	–
Funds used in hedging and risk management activities	(10,196)	–
Reverse merger	–	14
Net proceeds from equity offering	–	222,818
Dividends paid	(9,141)	–
Changes in amounts due from affiliates and members	1	30
Net cash provided by financing activities	294,889	134,715
Net increase in cash	25,105	50,024
Cash and cash equivalents at beginning of period	30,721	6,522
Cash and cash equivalents at end of period	$55,826	$56,546

Supplemental disclosure of cash flow information
Dividends declared but not paid	$5,016	$–

Supplemental disclosure of noncash operating, investing and financing information
Prepaid expenses and other assets reclassified to public offering costs	$–	$1,040
Unrealized gain (loss) on cash flow hedges	$3,806	$2,554
Securities reclassified to mortgage loans held for investment	$6,180	$–
Real estate investments consolidated under FIN46	$81,500	$–
Real estate investments no longer consolidated under FIN46	$48,000	$–
Mortgage on real estate investments consolidated under FIN46	$50,887	$–
Mortgage on real estate investments no longer consolidated under FIN46	$4,815	$–
Depreciation on real estate investments consolidated under FIN46	$417	$–

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

1.	Organization

Capital Lease Funding, Inc. (“CLF, Inc.” and collectively with its wholly-owned subsidiaries, the “Company”) was incorporated in the State of Maryland during October 2003, and was formed for the purpose of continuing the existing business operations and acquiring the assets and liabilities of Caplease, LP (“LP” or the “Predecessor”).  CLF, Inc. completed this acquisition through a reverse merger and its initial public offering during March 2004.

The Company invests in real estate mortgage loans, equity interests in real estate properties, real estate securities and other real estate assets.  The Company’s investments primarily consist of real estate related assets that are backed by commercial properties typically subject to long-term net leases from investment grade and near investment grade tenants.

The accompanying financial statements include the historical results of operations of the Predecessor prior to its acquisition by CLF, Inc. The Predecessor’s principal activity was the origination and sale or securitization of commercial mortgage loans.  Since 1995, the Predecessor was primarily engaged in the business of underwriting, originating and selling or securitizing mortgage loans to owners of real properties subject to long term leases to high credit quality tenants. These loans were typically secured by a first lien on the leased property and an assignment of the leases and all rents due under the leases.

In March 2004, CLF, Inc. sold 23 million shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222 million.  CLF, Inc. had 27,868,480 shares of common stock outstanding at June 30, 2005.

CLF, Inc. is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes.  As such, it will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. On March 22, 2005, CLF, Inc. declared a dividend of $0.18 per common share, payable on April 15, 2005, to stockholders of record as of March 31, 2005. The dividend declared in March was paid on April 15, 2005. On June 15, 2005, CLF, Inc. declared a dividend of $0.18 per common share, payable on July 15, 2005, to stockholders of record as of June 30, 2005. The dividend declared in June was paid on July 15, 2005.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Predecessor prior to March 24, 2004 and CLF, Inc. and its wholly-owned subsidiaries thereafter. Results of operations of properties acquired are included in the Consolidated Statement of Operations from the date of acquisition. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

Investments in Mortgage Loans

Mortgage loans are secured by an assignment of the long-term real property leases (the majority of whose tenants are investment grade) and mortgages on the underlying real estate.  Mortgage loans held for investment are carried at cost (unpaid principal balance adjusted for unearned discount and deferred expenses), and are amortized using the effective interest method over the life of the loan.

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

Real estate taxes, insurance and interest expense on properties that are under development are capitalized in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost and SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

Securities Available for Sale

Securities are classified as available-for-sale and are reported at fair value on the Company’s balance sheet, with unrealized gains and losses included in other comprehensive income, and other than temporary impairments included in current earnings on the Statement of Operations, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company has also adopted the disclosure requirements of EITF Issue No. 03-01 regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an “other than temporary” loss has not been recognized.

Deferred Origination Fees and Costs

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

Gains are recognized on the sale of mortgage loans and securities in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  As part of the Company’s 10-year credit tenant loan program, the Company may from time to time bifurcate its mortgage loan investments into two notes, a real estate note and a corporate credit note.  In these instances, the Company will generally sell the real estate note to a third party and retain the corporate credit note in portfolio.  The Company computes gain on these sales by comparing the sales proceeds on the note sold to its cost basis.  The Company computes its cost basis on the note sold by allocating the entire basis in the loan between the two notes based on the present value of expected cash flows on each note.  In computing present values, management estimates a discount rate based on a benchmark rate plus a market spread based on the underlying credit.  These estimates reflect market rates that management believes are reasonable.  However, the use of different estimates could have an impact on the calculation of gain on sale revenue.

The Company may periodically receive breakup fees on contracts in connection with its investments in real estate.  The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

Income Taxes

CLF, Inc. is subject to federal income taxation at corporate rates on its "REIT taxable income"; however, CLF, Inc. is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of CLF, Inc. to taxation at the stockholder level only.  CLF, Inc. intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.  From time to time, the Company may conduct a portion of its business through a taxable REIT subsidiary (“TRS”), and the income from the activities at the TRS is subject to federal and state taxation at the applicable corporate rates.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

Earnings per Share

In accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), the Company presents both basic and diluted earnings per share ("EPS").  Basic EPS excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. The Company has no such securities or other contracts outstanding and, therefore, there is no difference between basic and diluted EPS results for the Company.

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2005 and June 30, 2004 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,554	$443	$3,775	$(3,749)
Weighted average number of common shares outstanding, basic and diluted	27,868	27,488	27,698	16,699
Earnings per share, basic and diluted	$0.06	$0.02	$0.14	$(0.22)
Non-vested shares included in weighted average number of shares outstanding above	497	251	497	251

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 153: Exchanges of Non-monetary Assets − An Amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.”  SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 on June 15, 2005 did not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123R: (Revised 2004) −Share-Based Payment (“SFAS No. 123R”).  SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123R is effective as of the first interim or annual reporting period that begins after December 31, 2005 (or as of January 1, 2006 for the Company).  The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current presentation.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

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

Mortgage loans held for investment at June 30, 2005 and December 31, 2004 consist predominantly of loans on properties subject to leases to investment grade companies with credit ratings generally ranging from AA to BB- from Standard & Poor’s.  These loans are summarized in the following table:

	Jun 30, 2005	Dec 31, 2004
	Unaudited
Principal	$236,576	$206,735
Premium (discount)	1,965	1,158
Carrying amount of mortgages	238,541	207,893
Deferred origination fees, net	(564)	(546)
Total	$237,977	$207,347

At June 30, 2005, the mortgage loans carried interest rates ranging from 5.36% to 10.00% and at December 31, 2004, the mortgage loans carried interest rates ranging from 4.71% to 10.00%. At June 30, 2005 and December 31, 2004, the weighted average effective interest rate on the mortgage loans, as measured against our cost basis, was 6.64% and 6.56%, respectively.

5.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at June 30, 2005 and December 31, 2004:

	Jun 30, 2005	Dec 31, 2004
	Unaudited
Real estate investments, at cost:
Land and improvements	$75,716	$28,226
Building and improvements	286,160	154,078
Intangible assets under SFAS 141	33,783	13,518
Less: Accumulated depreciation and amortization	(4,052)	(1,281)
Real estate investments, net	$391,607	$194,541
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$11,817	$7,108
Less: Accumulated amortization	(292)	(80)
Intangible liabilities on real estate investments, net	$11,525	$7,028

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

Some leases provide for scheduled rent increases throughout the lease term.  Such amounts are recognized on a straight-line basis over the terms of the leases.  For the three and six months ended June 30, 2005, the Company recognized $993 and $1,421, respectively, of such revenue. At June 30, 2005, the balance of accrued rental income was $1,928. At June 30, 2005, the balance of deferred rental income was $850.  Amortization of intangible assets on real estate investments totaled $371 and $678, respectively, for the three and six months ended June 30, 2005, and is included in “Depreciation and amortization expense” on the Company’s Consolidated Statement of Operations.  Amortization of intangible liabilities on real estate investments totaled $113 and $212, respectively, for the three and six months ended June 30, 2005, and is included in “Rental revenue” on the Company’s Consolidated Statement of Operations.

Scheduled amortization on existing intangible assets and liabilities on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
6 months ending December 31, 2005	$1,368	$393
2006	2,736	787
2007	2,736	787
2008	2,736	787
2009	2,736	787
Thereafter	20,498	7,984
	$32,810	$11,525

The Company’s analysis of intangible assets and liabilities acquired in connection with the acquisition of real estate properties is preliminary.

During the three months ended June 30, 2005, the Company completed the following real estate acquisitions:

Month Acquired	Tenant or Guarantor	Location	Acquisition Cost	Lease Expires	Net Rentable Square Feet
May	ITT Industries, Inc.	Herndon, Virginia	$46,100 (1)	2019	167,285
May	Lowe’s Companies, Inc./ Michaels Stores, Inc.(2)	Aliso Viejo, California	$52,860	2024/2015	180,854
June	Capital One Financial Corp.	Plano, Texas	$27,900	2015	159,000
June	Omnicom Group, Inc.	Irving, Texas	$18,100	2013	101,120

(1) Does not include our contingent obligation to fund tenant improvements of approximately $9,500.
(2) Approximately 4% of the property is leased to one other tenant.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

6.	Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at June 30, 2005 and at December 31, 2004 consisted of the following:

	Jun 30, 2005	Dec 31, 2004
	Unaudited
BSCMS 1999 CLF1, Class E (rated BB) Face amount	$3,326	$3,326
BSCMS 1999 CLF1, Class F (rated B-) Face amount	2,494	2,494
CALFS 1997-CTL1, Class D (rated BBB) Face amount	6,000	3,000
CMLBC 2001-CMLB-1 Class E (rated BBB+) Face amount	9,526	9,526
CMLBC 2001-CMLB-1 Class G (rated BBB-) Face amount	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated BB-) Face amount	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated B-) Face amount	7,144	7,144
CMLBC 2001-CMLB-1, Class K (not rated) Face amount	4,766	4,766
NLFC 1999 LTL1, Class D (rated BBB) Face amount	5,000	5,000
NLFC-99LTL 1, Class E (rated BB-) Face amount	11,082	11,081
NLFC-99LTL 1, Class X/IO (rated AAA) Cost basis	8,935	9,908
Yahoo, Inc 6.65% Certificates (tenant rated BBB-) Face amount	31,995	16,999
WBCMT 2004-C15 180D (rated B+) Face amount	15,000	–
WBCMT 2004-C15 180E (rated B) Face amount	8,000	–
CVS Pass Through Certificates (tenant rated A-) Face amount (1)	–	6,180
BACMS 2002-2, Class V-1 (tenant rated BBB) Face amount	377	361
BACMS 2002-2, Class V-2 (tenant rated BBB-) Face amount	577	553
Unearned discount	(25,534)	(24,224)
Cost basis	110,121	77,547
Unrealized appreciation on securities held for sale	14,874	10,209
Total	$124,995	$87,756

(1) These securities were reclassified to mortgage loan investments during March 2005, when the underlying mortgage loan trust was dissolved.

During the three months ended June 30, 2005, the Company recorded a $250 loss on its investment in the BSCMS 1999 CLF1, Class F bonds, due to management’s determination that an other-than-temporary decline in the fair value of the bond had occurred.  The Company’s remaining carrying value of $750 on this bond is approximately equal to management’s estimate of its current fair value.

Unrealized gains and losses on securities available for sale at June 30, 2005 and December 31, 2004, included as a component of other comprehensive income consisted of the following:

	Jun 30, 2005	Dec 31, 2004
	Unaudited
Unrealized gains on securities available for sale	14,934	10,266
Unrealized losses on securities available for sale	(60)	(57)

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

At June 30, 2005 and December 31, 2004, the effective interest rate (yield to maturity on cost basis) on securities available for sale was approximately 8.8% and 9.9%, respectively.

The following summarizes sales of securities during the three and six months ended June 30, 2005 and June 30, 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net proceeds from sale	$5,787	$–	$5,787	$20,397
Net gain (loss)	174	–	174	–

Structuring fees receivable of $4,150 and $4,426 at June 30, 2005 and December 31, 2004, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

7.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of June 30, 2005 and December 31, 2004 consisted of the following:

	Jun 30, 2005	Dec 31, 2004
	Unaudited
Mortgage note escrows & deposits	$16,619	$2,350
Deferred financing costs	5,530	343
Deposits on acquisitions & pending financings	558	500
Accrued interest receivable	1,331	1,128
Funds collected by servicers	11,291	2,467
Other	1,427	1,153
Total	$36,756	$7,941

8.	Repurchase Agreements

As of June 30, 2005, the Company had a repurchase agreement in place for short-term liquidity requirements with Wachovia Bank, N.A. On March 1, 2005, the Company’s repurchase agreement with Bank of America expired unused.

Amounts related to the Company’s credit facilities as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005		December 31, 2004
	Unaudited
	Wachovia	Total	BofA	Wachovia	Total
Collateral face
Mortgage loans	$13,549	$13,549	$22,800	$136,477	$159,277
CMBS	43,354	43,354	–	41,130	41,130
Total	$56,903	$56,903	$22,800	$177,607	$200,407

Financing
Mortgage loans	$11,738	$11,738	$–	$102,288	$102,288
CMBS	34,006	34,006	–	31,543	31,543
Total	$45,744	$45,744	$–	$133,831	$133,831

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

Weighted average interest rates on the Company’s credit facilities for the six months ended June 30, 2005 and 2004 are as follows:

	Jun 30, 2005	Jun 30, 2004
	Unaudited	Unaudited
Bank of America-mortgage loan repurchase agreements	N/A	2.59%
Bank of America-CMBS repurchase agreements	N/A	1.90%
Wachovia-mortgage loan repurchase agreements	3.41%	2.10%
Wachovia-CMBS repurchase agreements	3.57%	3.10%

As of June 30, 2005 and 2004, the 1-month LIBOR rate was 3.34% and 1.37%, respectively. As of June 30, 2005, the Company was in compliance with the terms of the repurchase agreement with its warehouse lender.

The Company’s credit facility with Wachovia Bank matures in September 2005. The Company does not anticipate any issues with renewing this facility.  In addition, the Company has a strong history of negotiating credit facilities with lenders, and management is confident that it can find replacement or additional credit facilities if the need arises.

9.	Risk Management Transactions

Prior to CLF, Inc.’s conversion to a REIT on March 24, 2004, the Company used risk management transactions consisting of U.S. Treasury and Agency lock transactions (“Locks”) to hedge the interest rate risk associated with owning fixed rate mortgage loan assets financed by floating rate debt.  Subsequent to REIT conversion, the Company changed the way it hedges to comply with the REIT tax requirements and began using forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of June 30, 2005, the Company was hedging its exposure to such variability through December 2015. In accordance with SFAS 133, the Locks and interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as fair value hedges and cash flow hedges, respectively, for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount.  The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions as of June 30, 2005 and December 31, 2004, are as follows:

	June 30, 2005		December 31, 2004
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$120,456	$(3,451)	$228,182	$(7,312)

At June 30, 2005 and December 31, 2004, the Company had hedged the following future borrowings:

	Jun 30, 2005	Dec 31, 2004
	Unaudited
Future borrowings (principal amount)	$120,456	$228,182

At June 30, 2005 and December 31, 2004, derivatives with a fair value of $(3,451) and $(7,355) respectively, were included in derivative liabilities on the Company’s balance sheet.  At June 30, 2005 and December 31, 2004, derivatives with a fair value of $0 and $42, respectively, were included in derivative assets on the Company’s balance sheet.  For the six months ended June 30, 2005 and 2004, the Company had net realized losses of $10,196 and net realized gains of $912, respectively, related to cash flow hedges.  The net realized losses and gains are included in Other Comprehensive Income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations over the expected term of the Company’s related debt issuances.  The change in net unrealized gains and losses of $3,806 in the six  months ended June 30, 2005 period for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

We recognized no expense due to hedge ineffectiveness for the three months ended June 30, 2005 and 2004.   For the three months ended June 30, 2005 and 2004, the Company reclassified $241 and $0, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances. For the six months ended June 30, 2005 and 2004, the Company reclassified $331 and $0, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

10.	Long-Term Debt

Our long-term debt consists of the following:

•	mortgage notes on real estate investments; and

•	collateralized debt obligations.

Mortgages Notes on Real Estate Investments

Mortgage notes payable collateralized by the respective properties (aggregating $352,208 at June 30, 2005 and $153,690 at December 31, 2004) and assignment of leases are as follows:

	Jun 30, 2005		Dec 31, 2004
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Effective Rate (1)	Maturity
	Unaudited	Unaudited
Choice, Silver Spring, MD	$32,416	32,416	$32,625	$32,625	5.30%	5.34%	May-13
Omnicom Group, Inc., Irving, TX	13,575	13,575	–	–	5.24%	5.30%	May-13
Capital One, Plano, TX	20,925	20,925	–	–	5.24%	5.29%	May-13
AON Corporation, Glenview, IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov-14
Cadbury Schweppes, Whippany, NJ	36,000	36,000	–	–	5.26%	5.34%	Mar-15
ITT, Herndon, VA	41,700	41,700	–	–	5.33%	5.47%	Jun-15
Lowes Corporation, Aliso Viejo, CA	42,125	42,125	–	–	5.10%	5.36%	Jul-15
GSA, Ponce, PR	7,530	7,906	7,735	8,117	7.30%	6.47%	Apr-16
Walgreen Co., Pennsauken, NJ	2,105	2,279	2,162	2,347	7.65%	6.04%	Oct-16
Walgreen Co., Portsmouth, VA	3,358	3,588	3,410	3,650	7.20%	6.18%	Jul-18

Total	$264,534	$265,314	$110,732	$111,539

(1) The effective rate is the Company's approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

Collateralized Debt Obligations

On March 10, 2005, the Company issued to third party investors two classes (Classes A and B) of investment grade collateralized debt obligations, or CDOs, through a newly formed wholly-owned subsidiary, Caplease CDO, 2005-1, Ltd., or Caplease CDO-1.  Caplease CDO-1 issued three additional classes of investment grade notes (Classes C, D and E) that were purchased by the Company through another newly-formed wholly-owned subsidiary.  The Company  also purchased all equity interests in Caplease CDO-1, including preferred shares with a principal amount of $15.000.  The Company consolidates Caplease CDO-1 into its financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

The notes have a stated maturity in January 2040, but are expected to mature in January 2015, when the notes become subject to an auction call procedure. The Company's  effective blending financing rate (inclusive of original issue discount, debt issuance and hedge costs) on the Class A and Class B notes (the classes the Company did not retain) is approximately 5.66%.

Scheduled principal amortization and balloon payments for mortgage notes payable and collateralized debt obligations for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
6 months ending December 31, 2005	$559	$–	$559
2006	1,652	–	1,652
2007	2,297	–	2,297
2008	4,091	–	4,091
2009	4,826	–	4,826
Thereafter	115,980	404,047	520,027
Total	$129,405	$404,047	$533,452

11.	Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business.  The Company is not currently involved in any matter which management believes will have a material adverse effect on its business, results of operations or financial condition.

The Company’s acquisition cost of $46,100 for the real property it acquired in Herndon, Virginia (see Note 5), does not include its obligation under the lease to pay for tenant improvements to the real property of approximately $9,500. When the Company arranged long-term financing on this property, it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1).  The maximum potential amount of future required payments under the letter of credit is $2,850.  The letter of credit expires on February 18, 2009.  The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate.  The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit.  During February 2005, one of the mortgage loans on a property net leased to Winn-Dixie defaulted, as a result of the bankruptcy of Winn-Dixie.  However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise.  Letter of credit fees included in interest expense were $26 and $25 for the three months ended June 30, 2005 and 2004, respectively, and $53 and $50 for the six months ended June 30, 2005 and 2004, respectively.

The Company had outstanding commitments to fund loans of approximately $2,000 related to certain of its development or joint-venture loans as of June 30, 2005. As of June 30, 2005, advances of $1,300 had been made against these commitments.

12.	Stock Based Compensation

The Company adopted an incentive stock compensation plan for its employees during March 2004 in connection with its initial public offering.  The shares issued under the stock plan are accounted for under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation."  The Company accounts for stock based compensation using the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations.  APB25 requires compensation cost to be measured as the fair value of the Company’s stock less the amount, if any, that the employee is required to pay. The Company measures compensation costs for share awards under the stock plan as of the grant date and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the requisite service period. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

During March 2005, CLF, Inc. granted 383,500 shares of common stock to employees and directors. None of these shares were vested on the date of the award. During the three months ended June 30, 2005, 4,000 of these shares were forfeited as a result of an employee termination. An aggregate of 179,500 shares are scheduled to vest in three equal installments beginning on the first anniversary of the grant date. These shares will generally be forfeited, however, if the recipient ceases either to be employed by the Company or to remain a member of CLF, Inc.'s  Board prior to the vesting date.

An aggregate of 200,000 shares are scheduled to vest over three years if a combination of objective and subjective performance criteria, to be determined by the CLF, Inc. Compensation Committee, are attained. On June 30, 2005, the CLF, Inc. Compensation Committee determined the performance criteria for 66,667 of these 200,000 shares.

For the three and six months ended June 30, 2005, compensation expense of $155 and $168, respectively, was recorded in the Company's Consolidated Statement of Operations under "General and administrative-stock based compensation expense" related to the March 2005 awards.

During March 2004, CLF, Inc. granted 383,766 shares of common stock to employees and directors, simultaneous with the completion of its initial public equity offering. The following table summarizes the vesting schedule of these shares.

Shares vested upon grant	129,580
Shares forfeited during 2004	3,630	*
Shares vested on March 24, 2005	125,276
Shares forfeited during 2005	2,720
Shares vested on May 1, 2005	8,833
Unvested shares as of June 30, 2005	113,727	**
Total	383,766
* During 2004, CLF, Inc. granted 3,630 shares to a new employee. These shares will vest over a three-year period from the date of initial grant.
** All shares are scheduled to vest on March 24, 2006.

The following summarizes the expense the Company recorded in its Consolidated Statement of Operations during the three and six months ended June 30, 2005 and June 30, 2004, for the March 2004 awards:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
General and administrative expenses- stock based compensation	$467	$334	$922	$3,167

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

13.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2024 (not including incidental leases).  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2005, are as follows (in thousands):

6 months ending December 31, 2005	$12,639
2006	29,134
2007	30,881
2008	31,432
2009	31,289
Thereafter	265,035
Total	$400,410

14.	Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2004, the Company acquired all real properties purchased during 2005 and 2004.  Earnings per share are presented using the weighted average shares outstanding during the relevant periods.  In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at January 1, 2004, nor do they purport to represent the Company’s future results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Total revenues	$17,996	$11,936	$33,470	$23,038
Income (loss) from continuing operations	$1,764	$2,249	$4,553	$(136)
Income (loss) per basic and diluted common share from continuing operations	$0.06	$0.08	$0.16	$(0.01)

15.	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders.  SFAS No. 131 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: lending investments (including our loan business as well as our investments in structured interests and structuring fees receivable) and operating net lease real estate. For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations for the three months ended June 30, 2005 and June 30, 2004 are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

June 30, 2005 (unaudited)

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	6/30/2005	6/30/2004	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Total revenues	$310	$278	$8,487	$–	$6,591	$2,521
Total expenses & minority interest	2,879	2,308	7,274	–	3,681	48
Net income (loss)	(2,569)	(2,030)	1,213	–	2,910	2,473
Total assets	56,715	57,755	496,887	100	381,576	203,050

Selected results of operations for the six months ended June 30, 2005 and June 30, 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	6/30/2005	6/30/2004	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Total revenues	$482	$365	$14,236	$–	$12,577	$4,399
Total expenses & minority interest	5,889	7,048	11,804	–	5,827	1,465
Net income (loss)	(5,407)	(6,683)	2,432	–	6,750	2,934
Total assets	56,715	57,755	496,887	100	381,576	203,050

16.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004, are as follows (also see Notes 6 and 9):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income (loss)	$1,554	$443	$3,775	$(3,749)
Unrealized change in value on securities available for sale	3,556	(1,624)	4,665	(1,303)
Unrealized gain (loss) on derivatives	(3,695)	2,974	3,806	2,554
Realized gain (loss) on derivatives	(541)	–	(9,865)	912
Other comprehensive income (loss)	$874	$1,793	$2,381	$(1,586)

17.	Variable Interest Entities

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

June 30, 2005 (unaudited)

If an entity is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the entity is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of FIN 46, we have concluded that whenever we agree to purchase a real estate property and pay the seller a deposit that is not refundable at our option, a VIE is created as our deposit puts us, rather than the equity owners, in a first loss position. For each VIE created, we are required to compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet and statement of operations.

On March 3, 2005, we entered into a purchase and sale agreement to acquire a Class A office building in North Bethesda, Maryland for $83.5 million. We paid a deposit of $2.0 million into escrow, and we were granted the right to conduct a due diligence review of the property during a due diligence period scheduled to expire on March 31, 2005. Subsequent to our initial contract date, we and the seller agreed to amend the purchase and sale agreement to reduce the purchase price to $81.5 million and extend our due diligence period until April 13, 2005. During our due diligence period, we had the right to terminate the agreement for any reason or for no reason and to an immediate return of our deposit.

On April 13, 2005, our due diligence period expired and we paid into escrow an additional $2.0 million deposit. If we default in our obligations under the agreement, the seller will be entitled to our deposit as liquidated damages. The acquisition is scheduled to close no later than September 2005.

We were required under FIN 46 to consolidate this acquisition at June 30, 2005. Our deposit represents our maximum exposure to loss. The fair value of the property, representing the purchase price we agreed to pay, was reported on our balance sheet as “Real estate investments consolidated under FIN 46.” Mortgage debt of the entity owning the property was $50.9 million at June 30, 2005, and was reported on our balance sheet as “Mortgage on real estate investments consolidated under FIN 46.” The net balance of the assets and liabilities consolidated under FIN 46 for this VIE is reported on our balance sheet as “Minority interest in real estate investments consolidated under FIN 46.” Creditors of the VIE have no recourse against our Company.

As part of our developer loan program, we fund loans to an entity that owns an undeveloped property.  These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property.  We have funded five such loans as of June 30, 2005, with an aggregate unpaid principal amount of approximately $1.3 million as of that date.  We have determined that our borrowers are VIEs under FIN 46.  However, because part of our collateral for these loans is a personal guarantee from each entity’s equity owner, we are not considered the primary beneficiary of these entities and, therefore, we are not required to consolidate them under FIN 46.

During 2004, we also funded a long-term credit tenant loan to an entity owning a property leased to Home Depot USA, Inc. in Westminster, Colorado.  Our carry value on this loan was approximately $8.6 million as of June 30, 2005.  In connection with funding the loan, we acquired the right to participate in any gain upon sale of the underlying property.  The borrower entity similarly meets the criteria for a VIE under FIN 46, because the equity owners of the entity are required to share 25% of their expected residual returns with us.  However, because we are not the primary beneficiary, we are not required to consolidate it.

18.	Subsequent Events

During July 2005, the Company entered into a series of purchase and sale agreements to acquire a portfolio of five real properties, each of which is net leased entirely to the United States Government. The aggregate purchase price for all five properties is $97.5 million, and consists of approximately $36.3 million of debt on the properties to be assumed by the Company. The purchase of the properties is subject to various customary closing conditions.

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

Prior to our initial public offering in March 2004, we operated primarily as a first mortgage lender using a gain on sale business model, where we sold the loans without retaining any interest in them after origination, either through securitization or whole-loan sales. Our mortgage loans have included traditional long-term credit tenant first mortgage loans (typically 15 to 25 years), 10-year credit tenant loans and a few development type loans and recapitalized loans. Prior to our initial public offering, we derived our revenues primarily from interest payments on the loans we originated prior to sale and from the sale of those loans to third parties. Our borrowings were on a short-term basis, and the interest expense on those borrowings was tied to short-term floating interest rates, which are typically lower than long-term fixed-rates.

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

In connection with our initial public offering, we raised net proceeds after all related expenses of approximately $221.8 million in addition to the existing book equity of approximately $34.0 million at the time of the initial public offering. As of June 30, 2005, we had invested those proceeds into approximately $747.2 million of net lease assets (net of intangible liabilities on real estate investments) and continue to leverage our existing portfolio utilizing our existing floating rate warehouse credit facilities, fixed rate first mortgage debt, and collateralized debt obligations.

Summary of Closed Transactions in Second Quarter 2005

The following highlights our closed transactions during the second quarter ended June 30, 2005:

•
We added net assets to our portfolio of approximately $176 million, including four real property acquisitions for an aggregate purchase price of approximately $146.2 million, the origination of mortgage and development loans aggregating $24.5 million and the net purchases of CMBS securities of $8.3 million.

•
We financed the four real property acquisitions we made during the quarter with fixed rate debt aggregating $132.9 million, including $118.3 million of mortgage loans and $14.6 million of corporate credit notes we made to our operating partnership, Caplease, LP.  The corporate credit notes represent intercompany debt, and are eliminated from our financial statements in consolidation.

Business Environment

The markets have been and remain extremely competitive across all of our business segments. We continue to see significant amounts of investment capital pursuing transactions across the real estate spectrum which has put downward pressure on yields and spreads on both property acquisitions and our origination of mortgage loans for our portfolio. This pressure has been most pronounced in the lending investments segment of our business where it continues to be challenging to originate loans with yield and risk characteristics that fit within our targets.

Winn-Dixie Bankruptcy

We continue to monitor our exposure to the Winn-Dixie bankruptcy. As described in detail in our 2004 Form 10-K, we are exposed to five Winn-Dixie stores, 14 Winn-Dixie warehouse/distribution and/or manufacturing facilities and the Winn-Dixie headquarters building. Our exposure is through securities we own from our past securitizations which own mortgage loan assets secured by Winn-Dixie properties or, in one case, a pass-through certificate issued by another securitization trust which owns mortgage loan assets secured by Winn-Dixie properties.

Through our BSCMS 1999-CLF1 investment, we are exposed to two of the five stores discussed above, one in Rainsville, Alabama, and the second in Columbus, Mississippi. As described in our 2004 Form 10-K, Winn-Dixie has rejected the lease on the Rainsville store, and the loan on the property is in default and has an unpaid principal balance of $3.8 million.

On June 21, 2005, Winn-Dixie announced its plans to sell or close 326 stores and some additional warehouse, distribution and/or manufacturing facilities, including the Columbus store. The loan on this property has an unpaid principal balance of $4.1 million and remains current. On July 1, 2005, Winn-Dixie also announced it has reached a preliminary agreement to sell 79 stores, including the Columbus store, to purchasers who intend to continue operating the stores. Winn-Dixie has announced that BI-LO has agreed to acquire and plans to continue operating the Columbus store.

The other three stores to which we have exposure were not included in the 326 stores Winn-Dixie plans to sell or close and continue to be operated by Winn-Dixie. We cannot, however, assure you that Winn-Dixie will not reject the leases on these stores and the other properties we have exposure to in the future.

As a result of Winn-Dixie announcements described above and other factors, such as the risk the Columbus store sale is not completed or recoveries on the Rainsville store are less than expected, we determined to take an additional $0.25 million write-down on our most junior class investment (Class F) in the BSCMS transaction as of June 30, 2005. This write-down is in addition to the $0.25 million write-down we took at December 31, 2004. We received a fair value mark from a third party on this investment at June 30, 2005 that supports the write-downs we have taken.  Management believes that the decline in market value is an other-than-temporary decline, which requires that we recognize the loss currently in our Consolidated Statement of Operations.

Our ultimate losses as a result of the Winn-Dixie bankruptcy will depend upon various factors beyond our control, including the liquidation value of the underlying properties and the unpaid principal amount of the related loans, the costs to foreclose and sell the properties, and the availability of other collateral or reserves to absorb the losses on the properties. While we believe based on the information we currently have, that we have been reasonable in making assumptions and estimating our losses as a result of our Winn-Dixie exposure, our assumptions and estimates may be inaccurate and, therefore, we cannot assure you that we will not need to take additional losses or reserves or that our losses as a result of the Winn-Dixie bankruptcy will not be greater than our current estimates.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2005 other than the addition of Stock Based Compensation as a critical accounting policy, as described below.

Stock Based Compensation. During March 2005, we awarded 200,000 shares of common stock to our executive officers with vesting subject to attainment of performance criteria. We expect that in the future we will award additional shares to our executive officers and/or other employees with vesting of those shares subject to attainment of performance criteria. Under SFAS No. 123 and SFAS No. 123R (revised 2004), Share-Based Payment, we are and will be required to estimate the probability of vesting of these shares quarterly and recognize expense (generally equal to the fair market value of the shares awarded on the grant date) for any shares deemed probable to vest over the period the employee is required to perform services to receive the shares. We base our estimates of probability on an assessment of our actual results against the relevant performance criteria. These estimates may change over time as our actual results against the criteria are re-assessed. Changes in these estimates could have a material impact on the expense we recognize.

Property Acquisitions

During the second quarter 2005, we completed the following property acquisitions:

Tenant or Guarantor	Location	Ratings (S&P/ Moody’s)(1)	Net Rentable Square Feet	Property Type	Purchase Date	Lease Maturity	Purchase Price
							(in thousands)
ITT Industries, Inc.	Herndon, Virginia	BBB+/Baa1	167,285	Office Building	May 23, 2005	March 2019	$46,081(2)
Lowe’s Companies, Inc. and Michaels Stores, Inc.(3)	Aliso Viejo, California	A+/A2 and BB+/Ba1	180,854	Retail Stores	May 31, 2005	August 2024 and February 2015	52,860
Capital One Financial Corp.	Plano, Texas	BBB-/Baa3	159,000	Office Building	June 23, 2005	February 2015	27,900
Omnicom Group, Inc.	Irving, Texas	A-/Baa1	101,120	Office Building	June 23, 2005	May 2013	18,100

____________
(1) Ratings represent publicly available long-term corporate credit ratings or long-term senior unsecured debt ratings as of June 30, 2005.

(2) Does not include our contingent obligation to fund tenant improvements of approximately $9.5 million.

(3) Approximately 4% of the property is leased to one other tenant.

Business Segments

We conduct our business through two operating segments:

•	lending investments (including our loan business as well as our investments in structured interests and structuring fees receivable); and

•	operating net lease real estate (including our property acquisition business).

Segment data for the three months ended June 30, 2005 and 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	6/30/2005	6/30/2004	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Total revenues	$310	$278	$8,487	$–	$6,591	$2,521
Total expenses & minority interest	2,879	2,308	7,274	–	3,681	48
Net income (loss)	(2,569)	(2,030)	1,213	–	2,910	2,473
Total assets	56,715	57,755	496,887	100	381,576	203,050

Segment data for the six months ended June 30, 2005 and 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	6/30/2005	6/30/2004	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Total revenues	$482	$365	$14,236	$–	$12,577	$4,399
Total expenses & minority interest	5,889	7,048	11,804	–	5,827	1,465
Net income (loss)	(5,407)	(6,683)	2,432	–	6,750	2,934
Total assets	56,715	57,755	496,887	100	381,576	203,050

A discussion of the comparison of segment performance is not included herein as we were under a gain on sale (rather than portfolio) business model prior to our initial public offering and we had no real property acquisitions prior to June 30, 2004.

Results of Operations

During the three and six months ended June 30, 2005, we continued to execute on our business plan as a long-term holder of debt, equity and mezzanine investments in net lease assets. Our focus during the second quarter of 2005 was on: (i) closing the long-term mortgage loans and the net lease property acquisitions in our pipeline, (ii) closing long-term financings on the real property acquisitions we closed during the quarter, (iii) continuing to leverage our net lease portfolio, and (iv) continuing to implement our marketing plan to communicate to the market our expanded capabilities.

Comparison of the Quarter Ended June 30, 2005 to the Quarter Ended June 30, 2004

The following discussion compares our operating results for the quarter ended June 30, 2005 to the comparable period in 2004.

Revenue

Total revenue increased $12.6 million, or 450%, to $15.4 million. The increase was primarily attributable to increases in interest income from mortgage loans and securities and increases in rental revenue, including property operating expense recoveries.

Interest income increased $3.9 million, or 141%, to $6.6 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Rental income and property expense recoveries, in the aggregate, increased from $0 to $8.5 million, as we did not own any investments in real estate during the comparable period in 2004. Rental income for the 2005 period includes $1.8 million of revenue from assets not yet owned but consolidated under FIN 46.

Gain on sales of mortgage loans and securities increased from $0 to $0.2 million. We sold an investment in CMBS during the 2005 period that resulted in the gain on sale activity for that period.

Expenses

Total expenses increased $11.3 million, or 478%, to $13.6 million. The increase in expenses was primarily attributable to higher levels of interest expense, general and administrative expenses, stock based compensation expense, property expenses, loss on securities and depreciation and amortization expense on real property.

Interest expense increased from $0 to $6.2 million. The expense in the 2005 period included $1.7 million of interest expense related to property mortgages originated or assumed in 2004 and 2005, $3.6 million related to collateralized debt obligations issued in 2005, and interest expense on our borrowings under our secured warehouse line of credit (repurchase agreement obligations) of $0.3 million. 2005 results also include interest expense of $0.6 million from assets not yet owned but consolidated under FIN 46. For the 2004 period, we had no borrowings outstanding. After the completion of our initial public offering in March 2004, we repaid all of the amounts outstanding under our credit facilities. We began borrowing under these facilities again during August 2004.

Property expenses increased from $0 to $2.3 million. We did not own any investments in real estate during the comparable period in 2004. Property expenses for the 2005 period include $0.6 million of expense from assets not yet owned but consolidated under FIN 46.

Loss on securities increased from $0 to $0.3 million. We wrote down the carrying value of one of our CMBS investments to reflect the decline in its market value below our carrying cost, primarily as a result of the exposure it has to Winn-Dixie, as discussed earlier.

General and administrative expense increased $0.4 million, or 21%, from $2.0 million to $2.4 million, due primarily to increased expenses associated with operating as a public company, including increased professional fees of $0.3 million related to our compliance with the Sarbanes-Oxley Act of 2002.

General and administrative expense-stock based compensation increased $0.1 million, or 40%, to $0.5 million, due to additional expense related to stock awards granted during 2005.

Depreciation and amortization expense on real property increased $1.9 million, as we did not own any real property investments during the comparable period in 2004. Depreciation and amortization expense for the 2005 period includes $0.4 million of expense from assets not yet owned but consolidated under FIN 46.

Minority interest in consolidated entities is ($0.2) million as a result of the assets not yet owned but consolidated under FIN 46 as discussed above.

Net income

Net income increased from $0.4 million to $1.6 million, as a result of the factors discussed above.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

The following discussion compares our operating results for the six months ended June 30, 2005 to the comparable period in 2004.

Revenue

Total revenue increased $22.5 million, or 473%, to $27.3 million. The increase was primarily attributable to increases in interest income from mortgage loans and securities and increases in rental revenue, including property operating expense recoveries.

Interest income increased $8.1 million, or 173%, to $12.7 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Rental income and property expense recoveries, in the aggregate, increased from $0 to $14.2 million, as we did not own any investments in real estate during the comparable period in 2004. Rental income for the 2005 period includes $1.8 million of revenue from assets not yet owned but consolidated under FIN 46.

Gain on sales of mortgage loans and securities increased from $0 to $0.2 million. We sold an investment in CMBS during the 2005 period that resulted in the gain on sale activity for that period.

Expenses

Total expenses increased $14.8 million, or 174%, to $23.3 million. The increase in expenses was primarily attributable to higher levels of interest expense, property expenses, loss on securities, general and administrative expenses, and depreciation and amortization expense on real property, offset in part by reductions in both stock based compensation expense and net losses on derivatives and short sales of securities.

Interest expense, including interest expense to affiliates, increased $9.1 million, or 1,387%, from $0.7 million to $9.8 million. There was no interest expense to affiliates in the 2005 period. The increase in 2005 included $2.9 million of interest expense related to property mortgages originated or assumed in 2004 and 2005, and $4.4 million related to collateralized debt obligations issued in 2005. In addition, interest expense on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), increased $1.2 million, or 176%, from $0.6 million to $1.8 million. This was the result of increased average borrowing levels in 2005. After the completion of our initial public offering in March 2004, we repaid all of the amounts outstanding under our credit facilities. We began borrowing under these facilities again during August 2004. 2005 results also include interest expense of $0.6 million from assets not yet owned but consolidated under FIN 46.

Property expenses increased from $0 to $4.1 million. We did not own any investments in real estate during the comparable period in 2004. Property expenses for the 2005 period include $0.6 million of expenses from assets not yet owned but consolidated under FIN 46.

Loss on derivatives and short sales of securities decreased $0.7 million, from $0.7 million to $0. This was primarily the result of our use of fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment, prior to our initial public offering, and the use of cash flow hedges against our expected future borrowings since our initial public offering. Under SFAS 133, we were required to expense the cost of carrying our open fair value hedge positions against current earnings. The cost of carrying open cash hedge positions is amortized as part of interest expense over the term of the related debt issuance.

Loss on securities increased from $0 to $0.3 million. We wrote down the carrying value of one of our CMBS investments to reflect the decline in its market value below our carrying cost, primarily as a result of the exposure it has to Winn-Dixie, as discussed earlier.

General and administrative expense increased $1.1 million, or 27%, from $3.9 million to $5.0 million, due primarily to increased expenses of $0.7 million associated with operating as a public company, including increased professional fees of $0.3 million related to our compliance with the Sarbanes-Oxley Act of 2002, and $0.2 million of increased compensation expense. General and administrative expense for the 2005 period also included approximately $0.1 million of accrued severance expense.

General and administrative expense-stock based compensation decreased $2.2 million, or 71%, to $0.9 million. The expense recognized during the 2004 period included $1.4 million of expense from stock grants which were vested at the initial public offering date and $1.4 million of expense from shares issued in November 2003 at a discount to the initial public offering price.

Depreciation and amortization expense on real property increased from $0 to $3.2 million, as we did not own any real property investments during the comparable period in 2004. Depreciation and amortization expense for the 2005 period includes $0.4 million of expense from assets not yet owned but consolidated under FIN 46.

Minority interest in consolidated entities is ($0.2) million as a result of the assets not yet owned but consolidated under FIN 46 as discussed above.

Net income (loss)

Net income (loss) increased from $(3.7) million to $3.8 million, as a result of the factors discussed above.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure. We believe FFO is a useful additional measure of our performance because it facilitates an understanding of the operating performance of the Company after adjustment for real estate depreciation, a non-cash expense which assumes that the value of real estate assets diminishes predictably over time. In addition, we believe that FFO provides useful information to the investment community about our financial performance as compared to other REITs, since FFO is generally recognized as an industry standard for measuring the operating performance of a REIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income or earnings per share determined in accordance with GAAP as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, the Company’s calculation of FFO may not be comparable to similarly titled measures reported by other companies.

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) which defines FFO as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The following table reconciles our net income to FFO for the three and six months ended June 30, 2005 and June 30, 2004.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,554	$443	$3,775	$(3,749)
Adjustments:
Add: Depreciation and amortization expense on real property	1,920	–	3,188	–
Funds from operations	$3,474	$443	$6,963	$(3,749)

Weighted average number of common shares outstanding, basic and diluted	27,868	27,488	27,698	16,699
Funds from operations per share	$0.12	$0.02	$0.25	$(0.22)

Gain on sale of mortgage loans and securities	$174	–	$237	–

Depreciation on real estate investments consolidated under FIN 46	$417	–	$417	–

Liquidity and Capital Resources

As of June 30, 2005, we had $55.8 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.18 per share during the quarter ended June 30, 2005 that we paid during July 2005.

We believe that our working capital and cash provided by operations are sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional net lease investments, and we believe we will reach our targeted leverage level of 70% to 85% of our assets in portfolio in the next one to four months, at which point we will need to raise additional debt or equity capital, or both, in order to continue to implement our strategy. We filed a shelf registration statement to register additional debt and equity securities in April 2005. We may issue publicly or privately debt or equity securities, or both, to satisfy our liquidity needs. We expect to raise capital in the third or fourth quarter of 2005, although the precise timing will be impacted by our investment activities for the remainder of 2005 and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you conditions for raising capital will be favorable for us at any time.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, as well as through secured credit facilities.

We had $45.7 million outstanding as of June 30, 2005 under our Wachovia credit facility, which borrowings were secured by commercial mortgage loans and corporate credit notes with an aggregate principal balance of $13.5 million, and CMBS with a fair value of $43.4 million. As of June 30, 2005, we had $204.3 million available under our Wachovia credit facility. Our credit facility with Wachovia Bank matures in September 2005. Our Bank of America facility expired unused on March 1, 2005.

As of June 30, 2005, we were in compliance with the terms of the agreement with Wachovia Bank. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our secured credit facility with Wachovia Bank is uncommitted and is generally terminable at will by the lender, we cannot make any assurance that this facility will continue to be available to us.

We are currently in negotiations to extend our existing credit facility with Wachovia Bank and to enter into a new $100 million short-term bridge facility with Wachovia Bank. If we reach agreement with Wachovia on the new facility, we expect it will enable us to finance our real property acquisitions for a period of up to 90 days while we arrange permanent financing. We expect the new facility will have a one year term, and will be co-terminus with our existing credit facility.  We will pay interest on our borrowings at prevailing short-term interest rates.  We expect the new facility will be a secured fully recourse lending arrangement.  We also expect the new facility will require us to comply with financial covenants of maximum leverage and minimum net worth.

We expect the bridge facility will facilitate our ability to leverage our portfolio while also providing us with flexibility in the timing of our next debt or equity capital raise.

Our negotiations with Wachovia Bank are continuing and there can be no assurance that any such agreement will be concluded.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term financings on our net lease asset investments and issuances of debt and equity securities.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured basis. Long-term financing can be in the form of traditional mortgage debt, CDOs or other debt mechanisms. As of June 30, 2005, we have financed an aggregate of $352.2 million of assets in portfolio on a long-term basis through the issuance or assumption of long-term mortgage debt of $265.3 million and collateralized debt obligations of $268.1 million. We expect our leverage to average 70% to 85% of our assets in portfolio.

Long-Term Mortgage Financings.

During the quarter ended June 30, 2005, we obtained long-term financing on the four real property acquisitions we completed during the quarter. We incurred aggregate debt of $132.9 million, including $118.3 million of mortgage notes and $14.6 million of corporate credit notes we made to our operating partnership, Caplease, LP. The corporate credit notes represent intercompany debt, and are eliminated from our financial statements in consolidation.

The mortgage notes we issued during the second quarter 2005 are summarized in the following table:

Property	Face Amount of Mortgage Note (in thousands)	Interest Rate	Maturity Date	Balloon at Maturity (in thousands)
ITT Industries, Inc.	$41,700	5.33%	June 2015	$36,500
Lowe’s Companies, Inc./ Michaels Stores, Inc.	42,125	5.10%	July 2015	38,970
Capital One Financial Corp.	20,925	5.24%	May 2013	18,500
Omnicom Group, Inc.	13,575	5.24%	May 2013	12,000

Debt service on the notes is payable monthly. During an “interest-only” period ranging from 24 months to 60 months, only interest is payable on the mortgage notes. We generally may not prepay the notes, but we have the right to defease the notes after a lockout period if certain conditions are satisfied.

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

•
a fraud, willful misconduct or material misrepresentation committed by us or any person authorized to act on our behalf or the failure of us or anyone authorized to make statements on our behalf to disclose a material fact.

The notes become fully recourse if we fail to comply with covenants prohibiting us from transferring or further encumbering the mortgaged property or requiring us to take (or refrain from taking) various actions in order to preserve the borrower’s status as a single-purpose entity.

Each note is subject to customary events of default, including the failure to pay principal and/or interest on the note, our failure to comply with our obligations under the loan documents (subject to our right to remedy defaults that may be cured) or the determination that any representation or warranty made in the loan documents is false or misleading in any material respect. Upon such event of default, each note will, at the option of the payee, become immediately due and payable.

CDO Financing.

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

The notes have a stated maturity in January 2040, but are expected to mature in January 2015, when the notes become subject to an auction call procedure. Our effective blended financing rate (inclusive of original issue discount, debt issuance and hedge costs) on the Class A and Class B notes (the classes we did not retain) is approximately 5.66%.

Statement of Cash Flows

We used $10.3 million of cash in operating activities in the six months ended June 30, 2005, compared to $3.0 million used in the six months ended June 30, 2004. Our net cash used in operating activities reflects adjustments for non-cash items of expenses for amortization of stock-based compensation ($0.9 million and $3.2 million in the six months ended June 30, 2005 and 2004, respectively) and depreciation and amortization ($2.8 million and approximately $0, in the six months ended June 30, 2005 and 2004, respectively). The cash used in 2005 was driven primarily by increases in prepaid expenses and other assets and decreases in deposits and escrows and amounts due to servicers and dealers, partially offset by greater net income (net of non-cash items discussed above) and an increase in accounts payable and accrued expenses. As part of our CDO issuance, we transferred a number of loan deposits and other escrows to the CDO trustee. The cash used in 2004 primarily reflects funds used in hedging and risk management activities, decreases in accounts payable and increases in prepaid expenses and other assets, partially offset by an increase in deposits and escrows.

Investing activities used $259.5 million during the six months ended June 30, 2005, which primarily resulted from net investments in real estate of $195.1 million, net advances to borrowers of $26.7 million and net investments in CMBS of $39.4 million. Investing activities used $81.7 million during the six months ended June 30, 2004, which resulted primarily from investments in mortgage loans of $33.0 million and net investments in CMBS and corporate bonds of $48.7 million.

Cash provided by financing activities during the six months ended June 30, 2005 was $294.9 million, which primarily resulted from borrowings under collateralized debt obligations of $268.1 million, borrowings under mortgages on real estate investments, net of repayments, deposits and escrows, of $139.5 million, partially offset by net repayments on repurchase agreements of $88.1 million, funds used in hedging and risk management activities of $10.2 million and dividends paid of $9.1 million. Cash provided by financing activities during the six months ended June 30, 2004 was $134.7 million, reflecting net proceeds from our initial public offering of $222.8 million (before prepaid offering expenses of approximately $1.0 million) and repayments of our repurchase agreements of $88.1 million.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

In connection with our lending and other investment activities, we enter into derivative and other risk management transactions in order to hedge the value of our future debt obligations from changes in underlying interest rates during the period between origination and permanent financing of our loans and other net lease assets. Historically, we have done so primarily by entering into Treasury and agency lock transactions and short sales of U.S. government and agency obligations. In accordance with SFAS 133, these lock transactions and short sales, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as fair value hedges for accounting purposes. The cost to carry our open fair value hedges appears on our Consolidated Statement of Operations as part of gain or loss on derivatives and short sales of securities.

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

For the six months ended June 30, 2005 and 2004, the Company had net realized losses of $10,196 and net realized gains of $912, respectively, related to cash flow hedges.  The net realized losses and gains are included in Other Comprehensive Income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations over the expected term of the Company’s related debt issuances.  The change in net unrealized gains and losses of $3,806 in the six months ended June 30, 2005 period for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,”“believe,”“could,”“estimate,”“expect,”“intend,”“may,”“plan,”“potential,”“should,”“strategy,”“will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to invest in additional net lease assets in a timely manner or on acceptable terms;

•	our ability to obtain long-term financing for our asset investments at the spread levels we project when we invest in the asset;

•	adverse changes in the financial condition of the tenants underlying our net lease investments;

•	increases in our financing costs and/or our general and administrative costs;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital to invest in net lease assets;

•	our ability to complete pending net lease real property acquisitions and/or other net lease investments in a timely manner or at all;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

In addition, we may be required to defer revenue recognition on real properties we acquire if the property is under construction or is not yet ready for occupancy.

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

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2005, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

The following summarizes certain data regarding our interest rate sensitive instruments as of June 30, 2005:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Mortgage loans held for investment (1)	$237,977	$236,576	6.64%	Various	$254,780
Securities available for sale-CMBS (2)	124,995	135,655	8.78%	2009-2028	124,995
Structuring fees receivable (2)	4,150	N/A	8.24%	2010-2020	4,150

Liabilities:
Repurchase agreements (3)	45,744	45,744	4.42%	Short term	45,744
Mortgage notes payable (4)	265,314	264,534	5.33%	2013-2018	269,919
Collateralized debt obligations (4)	268,138	268,500	5.66%	2015	271,752
Derivative liabilities (5)	3,451	120,456	N/A	N/A	3,451
_____________
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

(3) Our repurchase agreements bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(4) We estimate the fair value of mortgage notes payable and collateralized debt obligations using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

(5) These instruments represent hedging and risk management transactions involving interest rate swaps. They have been valued by reference to market quotations.

Scheduled maturities of interest rate sensitive instruments as of June 30, 2005 are as follows:

	Expected Maturity Dates
	2005	2006	2007	2008	2009	thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgage loans held for investment	$4,230	$19,560	$14,098	$5,304	$14,380	$179,004
Securities available for sale-CMBS	394	797	868	952	24,007	108,637
Structuring fees receivable	287	609	659	713	772	1,110
Repurchase agreements	45,744	—	—	—	—	—
Mortgage notes payable	543	1,621	2,267	4,062	4,787	251,254
Collateralized debt obligations	—	—	—	—	—	268,500
Derivative liabilities	3,451	—	—	—	—	—

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

Our annual meeting of stockholders was held in New York, New York on June 15, 2005. 23,287,914 shares of common stock, representing 83.5% of our outstanding shares, were represented in person or by proxy.

The seven directors listed below were elected to a one-year term expiring in 2006.

	Number of Shares
	For	Withheld
Lewis S. Ranieri	23,212,366	75,548
Paul H. McDowell	23,211,866	76,048
William R. Pollert	23,211,866	76,048
Michael E. Gagliardi	23,237,996	49,918
Stanley Kreitman	22,746,034	541,880
Jeffrey F. Rogatz	23,156,234	131,680
Howard A. Silver	23,063,740	224,174

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

	10.1	Second Amendment to Purchase and Sale Agreement, dated as of April 15, 2005, by and between Caplease, LP and Aliso Commons at Town Center, LLC

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

CAPITAL LEASE FUNDING, INC.
Registrant

Date: August 11, 2005	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: August 11, 2005	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer