Form 10-Q
period 2005-09-30
CAPITAL LEASE FUNDING INC
filed 2005-11-14
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2005, there were 27,868,480 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2005 (unaudited) and December 31, 2004
(Amounts in thousands, except share and per share amounts)

	As of September 30, 2005	As of December 31, 2004
Assets

Cash and cash equivalents	$11,537	$30,721
Mortgage and other real estate loans held for investment	260,691	207,347
Real estate investments, net	672,411	194,541
Real estate investments consolidated under FIN46	–	48,000
Securities available for sale	118,755	87,756
Structuring fees receivable	4,007	4,426
Prepaid expenses and other assets	37,726	7,941
Amounts due from affiliates and members	104	81
Accrued rental income	4,094	507
Derivative assets	629	42
Furniture, fixtures and equipment, net	336	340
Total Assets	$1,110,290	$581,702
Liabilities and Stockholders' Equity:
Accounts payable and accrued expenses	$11,109	$3,479
Deposits and escrows	3,758	10,725
Amounts due to servicer	–	4,357
Repurchase agreement obligations	84,455	133,831
Mortgages on real estate investments	480,567	111,539
Mortgage on real estate investments consolidated under FIN46	–	4,815
Collateralized debt obligations	268,148	–
Derivative liabilities	474	7,355
Deferred rental revenue	735	–
Intangible liabilities on real estate investments	15,216	7,028
Dividends payable	5,016	4,124
Total Liabilities	869,478	287,253
Minority interest in real estate investments consolidated under FIN46	–	41,185
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 27,868,480 and 27,491,700 shares issued and outstanding, respectively	279	275
Additional paid in capital	241,803	251,786
Accumulated other comprehensive income (loss)	(1,270)	1,203
Retained earnings	–	–
Total Stockholders' Equity	240,812	253,264
Total Liabilities and Stockholders' Equity	$1,110,290	$581,702

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Interest income from mortgage and other real estate loans and securities	$7,376	$3,830	$20,123	$8,507
Gain on sales of mortgage and other real estate loans and securities	210	229	447	229
Rental revenue	11,979	903	23,438	903
Property expense recoveries	1,473	–	4,193	–
Other revenue	147	55	279	142
Total revenues	21,185	5,017	48,480	9,781
Expenses:
Interest expense	9,798	–	19,554	426
Interest expense to affiliates	–	218	–	449
Property expenses	2,994	–	7,068	–
Net loss on derivatives and short sales of securities	–	–	–	724
Loss on securities	2,122	–	2,372	–
General and administrative expenses	2,538	2,166	7,504	6,063
General and administrative expenses-stock based compensation	647	334	1,569	3,500
Depreciation and amortization expense on real property	3,596	240	6,785	240
Loan processing expenses	33	52	181	121
Total expenses	21,728	3,010	45,033	11,523
Income (loss) before minority interest	(543)	2,007	3,447	(1,742)
Minority interest in consolidated entities	270	–	55	–
Net income (loss)	$(273)	$2,007	$3,502	$(1,742)
Earnings per share
Net income per share, basic and diluted	$(0.01)	$0.07	$0.13	$(0.09)
Weighted average number of common shares outstanding, basic and diluted	27,868	27,492	27,755	20,323
Dividends declared per common share	$0.18	$0.10	$0.54	$0.10

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands)

	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2004	$275	$251,786	$1,203	$–	$253,264
Incentive stock plan compensation expense	–	1,569	–	–	1,569
Incentive stock plan grants issued	4	(4)	–	–	–
Net income	–	–	–	3,502	3,502
Dividends declared	–	(11,548)	–	(3,502)	(15,050)
Unrealized change in value of securities available for sale	–	–	672	–	672
Unrealized change in value of derivatives	–	–	7,467	–	7,467
Realized gains (losses) on derivatives, net of amortization	–	–	(10,612)	–	(10,612)
Balance at September 30, 2005	$279	$241,803	$(1,270)	$–	$240,812

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30,
	2005	2004
Operating activities
Net income (loss)	$3,502	$(1,742)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,934	302
Amortization of stock based compensation	1,569	3,500
Amortization of above and below market leases	(408)	–
Gain on sale of mortgage loans and securities	(447)	(229)
Loss on securities available for sale	2,372	–
Loss on derivatives and short sales of securities	–	724
Straight-lining of rents	(2,852)	(142)
Amortization of discounts/premiums, and origination fees/costs	(404)	(183)
Amortization of debt issuance costs and FMV of debt assumed	795	–
Changes in operating assets and liabilities:
Funds used in hedging and risk management activities	–	(1,844)
Structuring fees receivable	418	663
Prepaid expenses and other assets	(6,687)	(4,277)
Accounts payable and accrued expenses	7,630	(1,025)
Deposits and escrows	(6,966)	23,819
Amounts due to servicer	(4,359)	4,388
Net cash provided by operating activities	97	23,954
Investing activities
Proceeds from sale of mortgage and other real estate loans	12,131	8,251
Principal advanced to borrowers	(67,608)	(122,960)
Principal received from borrowers	9,271	7,129
Loan origination costs	78	223
Purchase of securities available for sale	(46,168)	(93,038)
Sale of securities available for sale	5,787	55,940
Principal amortization on securities available for sale	1,320	184
Purchases of real estate investments	(432,284)	(100,977)
Real estate improvements, additions and construction in progress	(1,563)	–
Deposits on potential equity investments	(9,100)	–
Return of deposit on equity investment	11,600	–
Purchases of furniture, fixtures and equipment	(82)	(83)
Net cash used in investing activities	(516,618)	(245,331)
Financing activities
Borrowing under repurchase agreements	184,980	95,670
Repayments under repurchase agreements	(234,357)	(28,765)
Repayments under repurchase agreements to affiliates	–	(60,180)
Borrowings from mortgages on real estate investments	328,627	–
Repayments of mortgages on real estate investments	(786)	–
Borrowings from collateralized debt obligations	268,130	–
Deferred financing costs	(5,895)	(85)
Deposits and escrows on mortgage notes	(17,975)	–
Funds used in hedging and risk management activities	(11,206)	(2,375)
Reverse merger	–	14
Net proceeds from equity offering	–	222,818
Dividends paid	(14,158)	–
Changes in amounts due from affiliates and members	(23)	44
Net cash provided by financing activities	497,337	227,141
Net increase in cash	(19,184)	5,764
Cash and cash equivalents at beginning of period	30,721	6,522
Cash and cash equivalents at end of period	$11,537	$12,286

Supplemental disclosure of cash flow information
Dividends declared but not paid	$5,016	$2,749

Supplemental disclosure of noncash operating, investing and financing information
Prepaid expenses and other assets reclassified to public offering costs	$–	$1,040
Unrealized gain (loss) on cash flow hedges	$7,467	$(7,202)
Securities reclassified to mortgage loans held for investment	$6,932	$–
Mortgage notes payable assumed on properties acquired	$41,276	$–
Real estate investments no longer consolidated under FIN46	$48,000	$–
Mortgage on real estate investments no longer consolidated under FIN46	$4,815	$–
Depreciation on real estate investments consolidated under FIN46	$935	$–

See notes to consolidated financial statements

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

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

In March 2004, CLF, Inc. sold 23 million shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222 million. CLF, Inc. had 27,868,480 shares of common stock outstanding at September 30, 2005.

CLF, Inc. is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As such, it will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. On June 15, 2005, CLF, Inc. declared a dividend of $0.18 per common share that was paid on July 15, 2005 to stockholders of record on June 30, 2005. On September 15, 2005, CLF, Inc. declared a dividend of $0.18 per common share that was paid on October 17, 2005 to stockholders of record on September 30, 2005.

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

Investments in Mortgage Loans

Mortgage loans comprise the vast majority of the Company’s loan portfolio. Mortgage loans are secured by an assignment of the long-term real property leases (the majority of whose tenants carry credit ratings of BBB- or better, commonly referred to as investment grade) and mortgages on the underlying real estate. Mortgage loans held for investment are carried at cost (unpaid principal balance adjusted for unearned discount and deferred expenses), and are amortized using the effective interest method over the life of the loan.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

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

Real estate taxes, insurance and interest expense on properties that are under development is capitalized in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost and SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

Securities Available for Sale

Securities are classified as available-for-sale and are reported at fair value on the Company’s balance sheet, with unrealized gains and losses included in other comprehensive income, and other than temporary impairments included in current earnings on the Statement of Operations, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has also adopted the disclosure requirements of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an “other than temporary” loss has not been recognized.

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

Revenue Recognition

Interest income from loans, securities, and structuring fees receivable, is recognized on the accrual basis of accounting. Interest income from securities (including interest-only strips) is recognized over the life of the investment using the effective interest method. The cost basis of interest-only strips is adjusted to reflect any prepayments from underlying assets, using the initial yield-to-maturity at the purchase date.

Rental revenue on real estate is recognized in accordance with SFAS No. 13, Accounting for Leases. Rental revenue is recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

Gains are recognized on the sale of loans and securities in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As part of the Company’s 10-year credit tenant loan program, the Company may from time to time bifurcate its mortgage loan investments into two notes-a real estate note and a corporate credit note. In these instances, the Company will generally sell the real estate note to a third party and retain the corporate credit note in portfolio. The Company computes gain on these sales by comparing the sales proceeds on the note sold to its cost basis. The Company computes its cost basis on the note sold by allocating the entire basis in the loan between the two notes based on the present value of expected cash flows on each note. In computing present values, management estimates a discount rate based on a benchmark rate plus a market spread based on the underlying credit. These estimates reflect market rates that management believes are reasonable. However, the use of different estimates could have an impact on the calculation of gain on sale revenue.

The Company may periodically receive breakup fees on contracts in connection with its investments in real estate. The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

Income Taxes

CLF, Inc. is subject to federal income taxation at corporate rates on its "REIT taxable income". However, CLF, Inc. is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of CLF, Inc. to taxation at the stockholder level only. CLF, Inc. intends to operate in a manner consistent with and it has elected to be treated as a REIT for tax purposes. From time to time, the Company may conduct a portion of its business through a taxable REIT subsidiary (“TRS”), and the income from the activities at the TRS is subject to federal and state taxation at the applicable corporate rates.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

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

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2005 and September 30, 2004 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(273)	$2,007	$3,502	$(1,742)
Weighted average number of common shares outstanding, basic and diluted	27,868	27,492	27,755	20,323
Earnings per share, basic and diluted	$(0.01)	$0.07	$0.13	$(0.09)
Non-vested shares included in weighted average number of shares outstanding above	496	251	496	251

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

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets − An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long−lived, non−financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

Reclassification

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income or equity related to these reclassifications.

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

4.  Mortgage and Other Real Estate Loans Held for Investment

Mortgage and other real estate loans held for investment at September 30, 2005 and December 31, 2004 are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. Credit ratings of the underlying tenants range from AAA to B+ from Standard & Poor’s.

	Sep 30, 2005	Dec 31, 2004
	Unaudited
Principal	$259,337	$206,735
Premium (discount)	1,919	1,158
Carrying amount of loans	261,256	207,893
Deferred origination fees, net	(565)	(546)
Total	$260,691	$207,347

The Company’s loans held for investment include its mezzanine loan and preferred equity investments in the Hercules Incorporated building in Wilmington, Delaware, and its development loans. These investments represent lending type investments in real estate assets and are secured by real estate related collateral (except for the Company’s preferred equity investment described below). See footnotes 11 and 17 for a discussion of the Company’s development loan program.

On July 29, 2005, the Company made a $14.0 million mezzanine loan secured by the borrower’s indirect ownership interest in an entity that owns an office building in Wilmington, Delaware net leased to Hercules Incorporated. The Company’s security interest is subordinated to a first and second mortgage on the real property. As of September 30, 2005, Hercules was rated BB and Ba2 by Standard & Poor’s and Moody’s. The loan bears interest at 8.54% and matures on June 11, 2013. The Company also made a preferred equity investment of approximately $2.6 million in the borrower. The Company is entitled to a 14.04% current return on its preferred equity investment until December 31, 2013, when the preferred equity is mandatorily redeemable. The Company’s preferred equity investment is unsecured.

At September 30, 2005, the mortgage and other real estate loans carried interest rates ranging from 5.28% to 14.04% and at December 31, 2004, the mortgage and other real estate loans carried interest rates ranging from 4.71% to 10.00%. At September 30, 2005 and December 31, 2004, the weighted average effective interest rate on the mortgage and other real estate loans, as measured against the Company’s cost basis, was 6.78% and 6.56%, respectively.

5.  Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at September 30, 2005 and December 31, 2004:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

	Sep 30, 2005	Dec 31, 2004
	Unaudited
Real estate investments, at cost:
Land and improvements	$104,024	$28,226
Building and improvements	508,996	154,078
Intangible assets under SFAS 141	66,556	13,518
Less: Accumulated depreciation and amortization	(7,165)	(1,281)
Real estate investments, net	$672,411	$194,541
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$15,739	$7,108
Less: Accumulated amortization	(523)	(80)
Intangible liabilities on real estate investments, net	$15,216	$7,028

Many leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the three and nine months ended September 30, 2005, the Company recognized $2,166 and $3,587, respectively, of such revenue. At September 30, 2005, the balance of accrued rental income was $4,094. At September 30, 2005, the balance of deferred rental income was $735.

Amortization of intangible assets and liabilities for the three and nine months ended September 30, 2005 and 2004 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Amortization of in-place leases (included in depreciation and amortization expense)	$896	$–	$1,573	$–
Amortization of above-market leases (included as a reduction of rental revenue)	34	–	34	–
Amortization of below-market leases (included as a component of rental revenue)	231	–	443	–

Scheduled amortization on existing intangible assets and liabilities on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
3 months ending December 31, 2005	$1,423	$274
2006	5,768	1,107
2007	5,768	1,107
2008	5,768	1,107
2009	5,768	1,107
Thereafter	40,158	10,514
	$64,653	$15,216

The Company’s analysis of intangible assets and liabilities acquired in connection with the acquisition of real estate properties is preliminary.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

During the three months ended September 30, 2005, the Company completed the following real estate acquisitions:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
August	Abbott Laboratories	Waukegan, Illinois	$20,300	August 2017	131,341
August	United States Government	Various(1)	97,500	May 2020 through November 2023(2)	292,105
September	United States Government(3)	North Bethesda, Maryland	81,500	November 2007 through May 2012	207,055
September	Tiffany & Co.	Parsippany, New Jersey	75,000	September 2025	367,740

(1)	The Company acquired a portfolio of five properties, two located in Birmingham, Alabama, and one located in each of Sandy, Utah, Kansas City, Kansas and Austin, Texas.
(2)
Two of the five properties are under construction and are expected to be completed between December 2005 and March 2006. Each such property is subject to an in-place lease with rent commencing upon completion of construction and continuing thereafter for 15 years. The tenant has the right to terminate the lease on one of the two properties after ten years.

(3)	Approximately 11% of the property is leased to five other tenants.

As described in footnote 2 in the above table, two of the five United State Government properties acquired in August 2005 are under construction (the GSA/DEA property and GSA/SSA property). As a result, the interest costs on these properties of $95 (GSA/DEA property) and $47 (GSA/SSA property) were capitalized for the three and nine months ended September 30, 2005.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

6.  Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at September 30, 2005 and at December 31, 2004 consisted of the following:

	Sep 30, 2005	Dec 31, 2004
	Unaudited
BSCMS 1999 CLF1, Class E (rated B+) Face amount	$3,326	$3,326
BSCMS 1999 CLF1, Class F (rated CCC) Face amount	2,494	2,494
CALFS 1997-CTL1, Class D (rated BBB-) Face amount	6,000	3,000
CMLBC 2001-CMLB-1 Class E (rated BBB+) Face amount	9,526	9,526
CMLBC 2001-CMLB-1 Class G (rated BB+) Face amount	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated B+) Face amount	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated CCC+) Face amount	6,230	7,144
CMLBC 2001-CMLB-1, Class K (not rated) Face amount	–	4,766
NLFC 1999 LTL1, Class D (rated BBB) Face amount	5,000	5,000
NLFC-99LTL 1, Class E (rated BB) Face amount	11,081	11,081
NLFC-99LTL 1, Class X/IO (rated AAA) Cost basis	8,619	9,908
WBCMT 2004-C15 180D (rated B+) Face amount	15,000	–
WBCMT 2004-C15 180E (rated B) Face amount	8,000	–
Yahoo, Inc 6.65% Certificates (tenant rated BBB-) Face amount	31,992	16,999
CVS Pass Through Certificates (tenant rated A-) Face amount (1)	–	6,180
BACMS 2002-2, Class V-1 (tenant rated BBB) Face amount	385	361
BACMS 2002-2, Class V-2 (tenant rated BBB-) Face amount	589	553
Unearned discount	(21,801)	(24,224)
Cost basis	107,874	77,547
Unrealized appreciation on securities held for sale	10,881	10,209
Total	$118,755	$87,756

(1) These securities were reclassified to mortgage loan investments during March 2005, when the underlying mortgage loan trust was dissolved.

The Company recorded other-than-temporary declines in the fair value of two classes of CMLBC 2001 CMLB-1 bonds and one class of BSCMS 1999 CLF1 bonds during the three months ended September 30, 2005. The Company wrote off its entire investment in the CMLBC 2001 CMLB-1, Class K bonds ($1,092), and $910 of its carry value on the CMLBC 2001 CMLB-1, Class J bonds. These losses resulted primarily from the sale by the CMLBC trust of $22.4 million of Winn-Dixie certificates within the trust. The Company also recorded a $119 other-than-temporary decline in the fair value of its BSCMS 1999 CLF1, Class F bonds. The Company’s remaining carrying value of $2,132 on the CMLBC, Class J bonds and $650 on the BSCMS, Class F bonds are approximately equal to management’s estimate of the bonds’ current fair value.

Unrealized gains and losses on securities available for sale at September 30, 2005 and December 31, 2004, included as a component of other comprehensive income consisted of the following:

	Sep 30, 2005	Dec 31, 2004
	Unaudited
Unrealized gains on securities available for sale	11,114	10,266
Unrealized losses on securities available for sale	(233)	(57)

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

At September 30, 2005 and December 31, 2004, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was approximately 8.7% and 9.9%, respectively. The following summarizes our sales of securities during the three and nine months ended September 30, 2005 and September 30, 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net proceeds from sale	$–	$35,471	$5,787	$55,940
Net gain (loss)	–	–	174	–

Structuring fees receivable of $4,007 and $4,426 at September 30, 2005 and December 31, 2004, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

7.  Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of September 30, 2005 and December 31, 2004 consisted of the following:

	Sep 30, 2005	Dec 31, 2004
	Unaudited
Mortgage note escrows & deposits	$20,325	$2,350
Deferred financing costs	5,965	343
Deposits on acquisitions & pending financings	25	–
Accrued interest receivable	1,609	1,128
Funds collected by servicers	7,930	2,467
Other	1,873	1,653
Total	$37,726	$7,941

8.  Repurchase and Other Short-Term Financing Agreements

As of September 30, 2005, the Company had a $250 million repurchase agreement in place for short-term liquidity requirements with Wachovia Bank, N.A. On March 1, 2005, the Company’s repurchase agreement with Bank of America expired unused.

Amounts related to the Company’s repurchase agreement as of September 30, 2005 and December 31, 2004, are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

	September 30, 2005		December 31, 2004
	Unaudited
	Wachovia	Total	BofA	Wachovia	Total
Collateral face
Mortgage loans	$81,453	$81,453	$22,800	$136,477	$159,277
CMBS	24,339	24,339	–	41,130	41,130
Total	$105,792	$105,792	$22,800	$177,607	$200,407

Financing
Mortgage loans	$64,407	$64,407	$–	$102,288	$102,288
CMBS	20,048	20,048	–	31,543	31,543
Total	$84,455	$84,455	$–	$133,831	$133,831

The Company pays interest on amounts borrowed under the repurchase agreement at prevailing short-term rates (30-day LIBOR) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreement for the nine months ended September 30, 2005 and 2004, are as follows:

	Sep 30, 2005	Sep 30, 2004
	Unaudited	Unaudited
Bank of America-mortgage loan repurchase agreements	N/A	2.59%
Bank of America-CMBS repurchase agreements	N/A	1.90%
Wachovia-mortgage loan repurchase agreements	3.65%	2.14%
Wachovia-CMBS repurchase agreements	3.94%	2.37%

As of September 30, 2005 and 2004, the 30-day LIBOR rate was 3.86% and 1.84%, respectively. As of September 30, 2005, the Company was in compliance with the terms of the repurchase agreement.

On August 26, 2005, the Company entered into two short-term borrowing facilities with aggregate borrowing capacity of $100.0 million with Wachovia Bank, N.A. or its affiliate. The facilities permit the Company to finance its real property acquisitions for up to 90 days while long-term financing is arranged. Each loan agreement has a 364-day term (terminates on August 25, 2006) and the Company extended the term of its repurchase agreement with Wachovia Bank to be coterminous with the two new facilities.

The first loan agreement has borrowing capacity of $75.0 million and permits the Company to borrow up to 60% of the fair market value of each asset financed. The Company will pay interest at prevailing short-term rates (30-day LIBOR plus 95 basis points), and each advance will have a 90-day term. Five percent of each advance must be repaid 30 days after it is borrowed, another five percent must be repaid 60 days after borrowing, and the balance must be repaid 90 days after borrowing.

The second loan agreement has borrowing capacity of $25.0 million and permits the Company to borrow up to 25% of the fair market value of each asset financed. The Company will pay interest at prevailing short-term rates (30-day LIBOR plus 225 basis points), and each advance will have a 90-day term.

Each loan agreement is an uncommitted facility, meaning the lenders may decline to advance on any asset we seek to finance.

The Company will acquire assets financed under the facilities through special purpose subsidiaries, and the Company has agreed to grant the lenders a first lien in the Company’s equity ownership of these subsidiaries. The facilities are fully recourse lending arrangements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

The Company has agreed to comply with various covenants under the loan agreements, including to maintain a leverage ratio (defined as consolidated total assets to consolidated total liabilities) of less than or equal to 85% and not to incur any recourse indebtedness (subject to limited exceptions in connection with the Company’s mortgage financings). The facilities are cross-defaulted with all of the Company’s other borrowings to Wachovia Bank or its affiliates, including the Company’s repurchase agreement.

If an event of default (as defined in the facilities) occurs, the lenders may terminate the loan agreements and accelerate the Company’s repayment obligations. The definition of event of default under the agreements includes the following events:

•	the Company fails to comply with the financial or recourse debt covenants described above;

•	the Company defaults in any of its borrowings to Wachovia Bank or its affiliates; and

•
the Company fails to pay any obligation of at least $5.0 million under any other indebtedness or material contract or the Company defaults under any other indebtedness of at least $5.0 million or material contract which causes such indebtedness or obligations of at least $5.0 million under the material contract to be accelerated (subject to a right to cure material contract defaults).

If the fair market value of any asset financed declines, the Company will be required to repay its borrowings in an amount sufficient to satisfy the deficiency. The Company is also required to repay its advances under the loan agreements with proceeds from its future debt or equity issuances.

As of September 30, 2005, the Company had not yet drawn under either loan agreement.

9.  Risk Management Transactions

The Company uses forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of September 30, 2005, the Company was hedging its exposure to such variability through January 2016. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions, as of September 30, 2005 and December 31, 2004, are as follows:

	September 30, 2005		December 31, 2004
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$102,160	$155	$228,182	$(7,312)

At September 30, 2005 and December 31, 2004, the Company had hedged the following future borrowings:

	Sep 30, 2005	Dec 31, 2004
	Unaudited
Future borrowings (principal amount)	$102,160	$228,182

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

At September 30, 2005 and December 31, 2004, derivatives with a fair value of $(474) and $(7,355) respectively, were included in derivative liabilities on the Company’s balance sheet. At September 30, 2005 and December 31, 2004, derivatives with a fair value of $629 and $42, respectively, were included in derivative assets on the Company’s balance sheet. For the nine months ended September 30, 2005 and 2004, the Company had net realized losses of $11,206 and $1,463, respectively, related to cash flow hedges. The net realized losses are included in Other Comprehensive Income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations over the expected term of the Company’s related debt issuances. The change in net unrealized gains and losses of $7,467 in the nine months ended September 30, 2005 period for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

The Company recognized no expense due to hedge ineffectiveness for the three months ended September 30, 2005 and 2004. For the three months ended September 30, 2005 and 2004, the Company reclassified $262 and $0, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances. For the nine months ended September 30, 2005 and 2004, the Company reclassified $593 and $0, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Consistent with the cash flows of the related financing, the Company classifies the cash flows from derivatives that are accounted for as cash flow hedges as a financing activity on the Consolidated Statements of Cash Flows.

10.  Long-Term Debt

Our long-term debt consists of the following:

•	mortgage notes on real estate investments; and

•	collateralized debt obligations.

Mortgages Notes on Real Estate Investments

The Company’s mortgage notes payable are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

	Sep 30, 2005		Dec 31, 2004			Effective
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	Unaudited	Unaudited
AON Corporation, Glenview, IL	$64,800	64,800	$64,800	$64,800	5.23%	5.75%	Nov-14
Walgreen Co., Portsmouth, VA	3,331	3,557	3,410	3,650	7.20%	6.18%	Jul-18
Walgreen Co., Pennsauken, NJ	2,076	2,244	2,162	2,347	7.65%	6.04%	Oct-16
GSA (AA), Ponce, PR	7,425	7,790	7,735	8,117	7.30%	6.47%	Apr-16
Choice, Silver Spring, MD	32,314	32,314	32,625	32,625	5.30%	5.34%	May-13
Cadbury Schweppes, Whippany, NJ	36,000	36,000	–	–	5.26%	5.34%	Mar-15
ITT, Herndon, VA	41,700	41,700	–	–	5.33%	5.48%	Jun-15
Lowes Corporation, Aliso Viejo, CA	42,125	42,125	–	–	5.10%	5.37%	Jul-15
Omnicom Group, Irving, TX	13,575	13,575	–	–	5.24%	5.30%	May-13
Capital One, Plano, TX	20,925	20,925	–	–	5.24%	5.29%	May-13
Abbott Labs, Waukegan, IL	15,244	15,244	–	–	5.11%	5.14%	Aug-15
GSA (EPA), Kansas City, MO	21,669	25,482	–	–	7.61%	5.74%	Oct-22
GSA (OSHA), Sandy, UT	14,670	15,752	–	–	6.28%	5.52%	Jan-24
GSA (DEA), Birmingham, AL	11,280	11,280	–	–	5.23%	5.41%	Sep-15
GSA (FBI), Birmingham, AL	18,800	18,800	–	–	5.23%	5.32%	Sep-15
GSA (SSA), Austin, TX	5,391	5,391	–	–	5.23%	5.44%	Sep-15
GSA (NIH), N. Bethesda, MD	65,188	65,188	–	–	5.32%	5.55%	Sep-15
Tiffany, Parsippany, NJ	58,400	58,400	–	–	5.33%	5.34%	Oct-15

Total	$474,913	$480,567	$110,732	$111,539

(1) The effective rate is the Company's approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. The Company’s book value before accumulated depreciation and amortization on the mortgaged properties aggregated $637,414 at September 30, 2005 and $153,690 at December 31, 2004.

Collateralized Debt Obligations

On March 10, 2005, the Company issued to third party investors two classes (Classes A and B) of investment grade collateralized debt obligations, or CDOs, through a newly formed wholly-owned subsidiary, Caplease CDO, 2005-1, Ltd., or Caplease CDO-1. Caplease CDO-1 issued three additional classes of investment grade notes (Classes C, D and E) that were purchased by the Company through another newly-formed wholly-owned subsidiary. The Company also purchased all equity interests in Caplease CDO-1, including preferred shares with a principal amount of $15,000. The Company consolidates Caplease CDO-1 into its financial statements.

The notes have a stated maturity in January 2040, but are expected to mature in January 2015, when they become subject to an auction call procedure. The Company’s effective blending financing rate (inclusive of original issue discount, debt issuance and hedge costs) on the notes the Company issued is approximately 5.66%.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

Scheduled principal amortization and balloon payments for mortgage notes payable and collateralized debt obligations for the next five years and thereafter are as follows:
	Scheduled Amortization	Balloon Payments	Total
3 months ending December 31, 2005	$640	$–	$640
2006	2,567	–	2,567
2007	4,259	–	4,259
2008	6,473	–	6,473
2009	7,544	–	7,544
Thereafter	171,979	554,253	726,232
	$193,462	$554,253	$747,715

11.  Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on its business, results of operations or financial condition.

In connection with obtaining long-term financing of the GSA/DEA Property and the GSA/SSA Property, the Company issued letters of credit to its mortgage lender for the full amount of the financing ($11,280 letter of credit in the case of the GSA/DEA Property and $5,391 letter of credit in the case of the GSA/SSA Property). The lender may draw on the letters of credit if it does not receive evidence that a certificate of occupancy for the property has been obtained, construction of the property has been completed and there has been no default on the underlying lease by April 21, 2006 (in the case of the GSA/DEA Property) or by June 22, 2006 (in the case of the GSA/SSA Property). The Company does not expect any draw on either of these letters of credit.

During the quarter ended June 30, 2005, the Company acquired a real property in Herndon, Virginia net leased to ITT Industries, Inc., and agreed under the tenant’s lease to pay for tenant improvements to the real property of approximately $9,500. During the quarter ended June 30, 2005, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of September 30, 2005, none of these funds have been disbursed.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property net leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $26 and $25 for the three months ended September 30, 2005 and 2004, respectively, and $77 and $73 for the nine months ended September 30, 2005 and 2004, respectively.

The Company had outstanding commitments to fund loans of approximately $2,000 related to certain of its development or joint-venture loans as of September 30, 2005. As of September 30, 2005, advances of $1,493 had been made against these commitments.

12.  Stock Based Compensation

The Company adopted an incentive stock compensation plan for its employees during March 2004 in connection with its initial public offering. 1,073,000 shares of common stock are authorized for issuance under the stock plan.

The shares the Company issues under the stock plan are accounted for under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." The Company accounts for stock based compensation using the intrinsic value method proscribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations. APB25 requires compensation cost to be measured as the fair value of the Company’s stock less the amount, if any, that the employee is required to pay. The Company measures compensation costs for share awards under the stock plan as of the grant date and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the requisite service period. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

The following is a summary of awards the Company has made under the stock plan through September 30, 2005.

	Total Shares Awarded	Shares Forfeited through September 30, 2005	Net Shares Awarded as of September 30, 2005	Unvested Shares as of September 30, 20005
2004 Awards	387,396	6,350	381,046	116,147(1)
2005 Awards	383,500	4,000	379,500	379,500(2)
	770,896	10,350	760,546	495,647

__________
(1) Shares are scheduled to vest between March 2006 and July 2006, but will generally be forfeited if the recipient ceases either to be employed by the Company or to remain a member of CLF, Inc.’s Board of Directors at any time prior to the vesting date.

(2) Shares are scheduled to vest between February 2006 and March 2008, but will generally be forfeited if the recipient ceases either to be employed by the Company or to remain a member of CLF, Inc.’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 200,000 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by the CLF, Inc. Compensation Committee. On June 30, 2005, the CLF, Inc. Compensation Committee determined the performance criteria for 66,667 of these 200,000 shares.

The following summarizes the expense the Company recorded in its Consolidated Statement of Operations during the three and nine months ended September 30, 2005 and September 30, 2004, for awards under the stock plan:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
General and administrative expenses- stock based compensation	$647	$334	$1,569	$3,500

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

13.  Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2025 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2005, are as follows:

3 months ending December 31, 2005	$11,601
2006	51,024
2007	53,269
2008	53,646
2009	51,560
Thereafter	487,108
$708,208

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Total revenues	$23,827	$18,949	$66,871	$53,383
Income (loss) from continuing operations	$303	$5,240	$5,642	$4,061
Income (loss) per basic and diluted common share from continuing operations	$0.01	$0.19	$0.20	$0.20

15.  Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders. SFAS No. 131 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: lending investments (including its loan business as well as its investments in structured interests and structuring fees receivable) and operating net lease real estate. For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations for the three months ended September 30, 2005 and September 30, 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Total revenues	$278	$114	$13,491	$903	$7,416	$4,000
Total expenses & minority interest	3,185	2,499	12,318	243	5,955	268
Net income (loss)	(2,906)	(2,385)	1,172	660	1,461	3,732
Total assets	14,487	13,494	709,984	103,548	385,819	266,179

Selected results of operations for the nine months ended September 30, 2005 and September 30, 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Total revenues	$761	$429	$27,727	$903	$19,992	$8,449
Total expenses & minority interest	$9,075	$9,563	$24,122	$243	$11,781	$1,717
Net income (loss)	$(8,314)	$(9,133)	$3,605	$659	$8,211	$6,732
Total assets	$14,487	$13,494	$709,984	$103,548	$385,819	$266,179

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

16.  Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004, are as follows (also see Notes 6 and 9):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(273)	$2,007	$3,502	$(1,742)
Unrealized change in value on securities available for sale	(3,992)	3,241	672	1,938
Unrealized gain (loss) on derivatives	3,661	(9,756)	7,467	(7,202)
Realized gain (loss) on derivatives, net of amortization	(747)	(2,375)	(10,612)	(1,463)
Comprehensive income (loss)	$(1,351)	$(6,883)	$1,029	$(8,469)

17.  Variable Interest Entities

In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities. FIN 46 was revised by FIN 46(R) in December 2003 (as revised, “FIN 46”). FIN 46 defines a variable interest entity (“VIE”) as an entity with one or more of the following characteristics:

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

Based on the provisions of FIN 46, the Company has concluded that whenever it agrees to purchase a real estate property and pays the seller a deposit that is not refundable at the Company’s option, a VIE is created as the deposit puts the Company, rather than the equity owners, in a first loss position. For each VIE created, the Company is required to compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE, the Company will consolidate the VIE on the Company’s balance sheet and statement of operations.

As described in the Company’s Form 10-Q for the quarter ended June 30, 2005, the Company’s was required under FIN 46 to consolidate the purchase of a Class A office building in North Bethesda, Maryland at June 30, 2005 (the “NIH Acquisition”). The NIH Acquisition was completed on September 9, 2005. The Company’s statement of operations for the three months ended September 30, 2005, includes total revenues of $1,654, total expenses of $1,924, and minority interest in consolidated entities of $(270), associated with the NIH Acquisition prior to the Company’s acquisition of the property on September 9, 2005. The Company’s statement of operations for the nine months ended September 30, 2005, includes total revenues of $3,460, total expenses of $3,515, and minority interest in consolidated entities of $(55), associated with the NIH Acquisition prior to the Company’s acquisition of the property on September 9, 2005.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

September 30, 2005 (unaudited)

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded five such loans as of September 30, 2005, with an aggregate unpaid principal amount of approximately $1,493 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46).

During 2004, the Company also funded a long-term credit tenant loan to an entity owning a property leased to Home Depot USA, Inc. in Westminster, Colorado. The Company’s carry value on this loan was approximately $8,685 as of September 30, 2005. In connection with funding the loan, the Company acquired the right to participate in any gain upon sale of the underlying property. The borrower entity similarly meets the criteria for a VIE under FIN 46, because the equity owners of the entity are required to share 25% of their expected residual returns with the Company. However, because the Company is not the primary beneficiary, the Company is not required to consolidate the borrowing entity.

18.  Subsequent Events

On October 19, 2005, CLF, Inc. issued 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share. The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $33.8 million.

The Series A preferred stock ranks senior to CLF, Inc.’s common stock and junior to all of the Company’s existing and future indebtedness. Investors in the Series A preferred stock are entitled to receive cumulative cash distributions at a rate of 8.125% per annum of the $25.00 liquidation preference (equivalent to $2.03125 per annum per share). The annual dividend rate will increase to 9.125% if the Series A preferred stock is delisted from the New York Stock Exchange following a change of control of CLF, Inc.

If CLF, Inc. liquidates, dissolves or wind ups its operations, the Series A preferred stock holders will have the right to receive $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of payment, before any payment is made to CLF, Inc.’s common stock holders. The Series A preferred stock does not have any stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. CLF, Inc. may not redeem the Series A preferred stock prior to October 19, 2010, except in certain limited circumstances relating to the ownership limitation necessary to preserve CLF, Inc.’s qualification as a REIT. On and after October 19, 2010, CLF, Inc. may redeem the Series A preferred stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) to the redemption date.

Holders of Series A preferred stock generally have no voting rights. However, Series A preferred stock holders will have limited voting rights if CLF, Inc. fails to pay dividends on the Series A preferred stock for six or more quarterly periods (whether or not consecutive), or if CLF, Inc. issues shares of capital stock senior to the Series A preferred stock or makes changes to the terms of the Series A preferred stock that would be materially adverse to the rights of holders of Series A preferred stock.

The Series A preferred stock is not convertible into or exchangeable for CLF, Inc.’s common stock or any of the Company’s other securities or property.

For additional details regarding the terms of the Series A preferred stock, please see the final prospectus for the Series A preferred stock filed by CLF, Inc. with the Securities and Exchange Commission on October 17, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

General

We are a net lease company focused on investing in commercial real estate assets that are leased typically on a long-term basis primarily to high credit quality corporate, government and not-for-profit tenants. These assets include mortgage loans and mortgage backed net lease securities (debt) and direct investments in real estate (equity). We began our business in 1995 through private equity capital. In March 2004, we completed an initial public offering and our common stock began trading on the New York Stock Exchange under the symbol “LSE.” We have elected to be taxed as a REIT for federal income tax purposes.

Prior to our initial public offering, we operated primarily as a first mortgage lender using a gain on sale business model, where we sold the loans without retaining any interest in them after origination, either through securitization or whole-loan sales. Our mortgage loans have included traditional long-term credit tenant first mortgage loans (typically 15 to 25 years), 10-year credit tenant loans and a few development type loans and recapitalized loans. Prior to our initial public offering, we derived our revenues primarily from interest payments on the loans we originated prior to sale and from the sale of those loans to third parties. Our borrowings were on a short-term basis, and the interest expense on those borrowings was tied to short-term floating interest rates, which are typically lower than long-term fixed rates.

Upon completion of our initial public offering in March 2004, we changed our strategy from that of a gain on sale originator of net lease loans, to a long-term holder of debt, equity and mezzanine net lease assets for portfolio investment, though we do still engage in some gain on sale activities. An important component of our portfolio investment strategy is to borrow against, or leverage, our assets which enables us to originate additional investments and enhance our returns on invested equity capital. This strategy entails financing our mostly fixed rate net lease investments by using our existing warehouse facility or lines of credit on a reasonably short-term basis and, as soon as practicable thereafter, financing the majority of these assets on a secured long-term fixed rate basis, both through collateralized debt obligations, or CDOs, and through traditional first mortgage debt obtained from third party lenders. We typically employ hedging strategies to mitigate interest rate risk while our fixed rate assets are financed in our floating rate warehouse facility or lines of credit. We expect our leverage to average 70% to 85% of our assets in portfolio. All of our financing transactions are now, and we expect that they will continue to be, held on our balance sheet. We believe that the combination of assets backed by long-term leases with high quality tenants coupled with long-term fixed rate financing will produce stable returns on our equity base.

In connection with our initial public offering, we raised net proceeds after all related expenses of approximately $221.8 million on top of an existing book equity of approximately $34.0 million. As of September 30, 2005, we had invested those proceeds into approximately $1.0 billion of net lease assets (net of intangible liabilities on real estate investments) and continue to leverage our existing portfolio utilizing our existing floating rate warehouse credit facility, fixed rate first mortgage debt, and collateralized debt obligations.

Summary of Closed Transactions in Third Quarter 2005

The following highlights our closed transactions during the third quarter ended September 30, 2005:

•
We added net assets to our portfolio of approximately $294 million (net of principal received and asset dispositions, if any), including the acquisition of eight real properties (including a portfolio of five United States Government properties) for an aggregate purchase price of approximately $274.3 million, and the origination of mortgage and other loan investments aggregating $24.7 million.

•
We financed the real property acquisitions we made during the quarter with fixed rate debt aggregating $185.7 million, including $174.3 million of mortgage loans and $11.4 million of corporate credit notes we made to our operating partnership, Caplease, LP. The corporate credit notes represent intercompany debt, and are eliminated from our financial statements in consolidation. We also assumed debt of an aggregate of $36.3 million (principal amount) in connection with our acquisition of two of the five United States Government portfolio properties.

Business Environment

The markets have been and remain extremely competitive across all of our business segments. We continue to see significant amounts of investment capital pursuing transactions across the real estate spectrum which has put downward pressure on yields and spreads on both property acquisitions and our origination of loans for our portfolio. If this trend continues, we may look to invest in net lease assets with return characteristics below those being generated by our current portfolio or our asset origination activity may slow while we continue to pursue only those assets within our target return criteria.

Winn-Dixie Bankruptcy

As described in our 2004 Form 10-K, we have exposure to Winn-Dixie through securities we own from our past securitizations, including our investment in the CMLBC transaction and the BSCMS transaction. During the quarter ended September 30, 2005, we took certain actions to significantly reduce our exposure to Winn-Dixie. We, as the owner of the most subordinate security class in the CMLBC 2001-1 securitization transaction (the “Trust”), directed the Trust’s special servicer to sell all of the $22.4 million of pass through certificates included as collateral in the Trust. The sales were made in the second half of the third quarter of 2005 and were completed by September 30, 2005.

As a result of these sales, the primary exposure to the Trust from Winn-Dixie backed collateral has been removed, and the Trust had realized losses that have impacted the carry value of the most junior classes of securities held by us. Accordingly, we recognized a realized loss on these securities in the third quarter of 2005 of approximately $1.4 million, and a non-cash mark-to-market loss attributed to the reduction in the carry value of these securities in the amount of approximately $0.6 million.

We also recorded an additional loss provision of approximately $0.1 million on the most junior class (Class F) of the BSCMS transaction, based on our updated analysis of the likely value of the future cash flows from this security. This write-down is in addition to the write-downs of $0.25 million we took at each of December 31, 2004 and June 30, 2005.

As a result of the actions described above, we have removed all of our expected exposure to the Winn-Dixie bankruptcy in the CMLBC transaction and we have dramatically reduced our exposure to Winn-Dixie overall. We believe that any remaining credit risk we have to the Winn-Dixie bankruptcy is within the BSCMS transaction that includes one store in Rainsville, Alabama where Winn-Dixie has rejected the lease on that store and the loan on the property is in default. The property is in the process of being liquidated and we have estimated losses within the securitization based on our estimates of the net recovery value of the property. We believe we have been reasonable with our estimates, but our estimates may be inaccurate and, therefore, we cannot assure you that we will not need to take additional losses or reserves or that our losses as a result of the Winn-Dixie bankruptcy will not be greater than our current estimates. We do not believe any additional losses that we will have to take as a result of Winn-Dixie will be material.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during 2005 other than the addition of Stock Based Compensation as a critical accounting policy, as described in our Form 10-Q for the quarter ended June 30, 2005.

Property Acquisitions

During the quarter ended September 30, 2005, we completed the following property acquisitions:

Tenant or Guarantor	Location	Ratings (S&P/ Moody’s)(1)	Net Rentable Square Feet	Property Type	Purchase Date	Lease Maturity	Purchase Price
							(in millions)
Abbott Laboratories	Waukegan, Illinois	AA/A1	131,341	Office Building	8/9/2005	8/2017	$20.3
United States Government	Various(2)	AAA/Aaa	292,105	Office Buildings	8/11/2005	5/2020 through 11/2023(3)	97.5
United States Government(4)	North Bethesda, Maryland	AAA/Aaa	207,055	Office Building	9/9/2005	11/2007 through 5/2012	81.5
Tiffany & Co.	Parsippany, New Jersey	Private	367,740	Office Building	9/28/2005	9/2025	75.0

(1) Ratings represent publicly available long-term corporate credit ratings or long-term senior unsecured debt ratings as of September 30, 2005.

(2) The Company acquired a portfolio of five properties, two located in Birmingham, Alabama, and one located in each of Sandy, Utah, Kansas City, Kansas and Austin, Texas.

(3) Two of the five properties are under construction and are expected to be completed between December 2005 and March 2006. Each such property is subject to an in-place lease with rent commencing upon completion of construction and continuing thereafter for 15 years. The tenant has the right to terminate the lease on one of the two properties after ten years.

(4) Approximately 11% of the property is leased to five other tenants.

Business Segments

We conduct our business through two operating segments:

•	lending investments (including our loan business as well as our investments in structured interests and structuring fees receivable); and

•	operating net lease real estate (including our property acquisition business).

Segment data for the three months ended September 30, 2005 and 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Total revenues	$278	$114	$13,491	$903	$7,416	$4,000
Total expenses & minority interest	3,185	2,499	12,318	243	5,955	268
Net income (loss)	(2,906)	(2,385)	1,172	660	1,461	3,732
Total assets	14,487	13,494	709,984	103,548	385,819	266,179

Segment data for the nine months ended September 30, 2005 and 2004 are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Total revenues	$761	$429	$27,727	$903	$19,992	$8,449
Total expenses & minority interest	$9,075	$9,563	$24,122	$243	$11,781	$1,717
Net income (loss)	$(8,314)	$(9,133)	$3,605	$659	$8,211	$6,732
Total assets	$14,487	$13,494	$709,984	$103,548	$385,819	$266,179

Results of Operations

During the three and nine months ended September 30, 2005, we continued to execute on our business plan as a long-term holder of debt, equity and mezzanine investments in net lease assets. Our focus during the third quarter of 2005 was on: (i) closing the net lease property acquisitions and loan investments in our pipeline, (ii) closing long-term financings on the real property acquisitions we closed during the quarter, (iii) continuing to leverage our net lease portfolio, and (iv) continuing to implement our marketing plan to communicate to the market our expanded capabilities.

Comparison of the Quarter Ended September 30, 2005 to the Quarter Ended September 30, 2004

The following discussion compares our operating results for the quarter ended September 30, 2005 to the comparable period in 2004.

Revenue

Total revenue increased $16.2 million, or 322%, to $21.2 million. The increase was primarily attributable to increases in interest income from loans and securities and increases in rental revenue, including property operating expense recoveries.

Interest income increased $3.5 million, or 93%, to $7.4 million. The increase was due to larger overall asset investments, including both loans and CMBS investments.

Rental income and property expense recoveries, in the aggregate, increased $12.5 million, or 1,390% to $13.5 million. Our initial property purchases began during the 2004 period. Rental income for the 2005 period includes $1.7 million of revenue from assets consolidated under FIN 46.

Gain on sales of mortgage and other real estate loans and securities was approximately the same in both periods, at $0.2 million. We sold a mortgage loan during the 2005 period that resulted in the gain on sale activity for that period.

Expenses

Total expenses increased $18.7 million, or 622%, to $21.7 million. The increase in expenses was primarily attributable to higher levels of interest expense, general and administrative expenses, stock based compensation expense, property expenses, loss on securities and depreciation and amortization expense on real property.

Interest expense, including interest expense to affiliates, increased from $0.2 to $9.8 million. The expense in the 2005 period included $4.3 million of interest expense related to property mortgages originated or assumed in 2004 and 2005, $3.6 million related to collateralized debt obligations issued in 2005, and interest expense on our borrowings under our secured warehouse line of credit (repurchase agreement obligations) of $0.7 million. 2005 results also include interest expense of $1.1 million from assets consolidated under FIN 46. For the 2004 period, we had no borrowings outstanding until August 2004.

Property expenses increased from $0 to $3.0 million. Property expenses for the 2005 period include $0.3 million of expense from assets consolidated under FIN 46.

Loss on securities increased from $0 to $2.1 million, reflecting Winn-Dixie related losses on CMBS investments as described above.

General and administrative expense increased $0.4 million, or 17%, from $2.2 million to $2.5 million, due primarily to increased expenses associated with operating as a public company, including increased professional fees of $0.2 million related to our compliance with the Sarbanes-Oxley Act of 2002.

General and administrative expense-stock based compensation increased $0.3 million, or 94%, to $0.6 million, due to additional expense related to stock awards granted during 2005.

Depreciation and amortization expense on real property increased $3.4 million, or 1,397%, to $3.6 million. Our initial property investments were made in the 2004 period. Depreciation and amortization expense for the 2005 period includes $0.5 million of expense from assets consolidated under FIN 46.

Minority interest

Minority interest in consolidated entities is $0.3 million as a result of the assets consolidated under FIN 46 as discussed above.

Net income (loss)

Net income (loss) decreased from $2.0 million to ($0.3) million, as a result of the factors discussed above.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

The following discussion compares our operating results for the nine months ended September 30, 2005 to the comparable period in 2004.

Revenue

Total revenue increased $38.7 million, or 396%, to $48.5 million. The increase was primarily attributable to increases in interest income from loans and securities and increases in rental revenue, including property operating expense recoveries.

Interest income increased $11.6 million, or 137%, to $20.1 million. The increase was due to larger overall asset investments, including both loans and CMBS investments.

Rental income and property expense recoveries, in the aggregate, increased $26.7 million, or 2,960% from $0.9 to $27.6 million. Our initial property purchases were made during the 2004 period. Rental income for the 2005 period includes $3.5 million of revenue from assets consolidated under FIN 46.

Gain on sales of mortgage loans and securities increased $0.2 million, or 95%, to $0.4 million. We sold a mortgage loan and an investment in CMBS during the 2005 period that resulted in the gain on sale activity for that period.

Expenses

Total expenses increased $33.5 million, or 291%, to $45.0 million. The increase in expenses was primarily attributable to higher levels of interest expense, property expenses, loss on securities, general and administrative expenses, and depreciation and amortization expense on real property, offset in part by reductions in both stock based compensation expense and net losses on derivatives and short sales of securities.

Interest expense, including interest expense to affiliates, increased $18.7 million, or 2,135%, from $0.9 million to $19.6 million. There was no interest expense to affiliates in the 2005 period. The increase in 2005 included $8.1 million related to collateralized debt obligations issued in 2005, and $7.2 million of interest expense related to property mortgages originated or assumed in 2004 and 2005. In addition, interest expense on our borrowings under our secured warehouse lines of credit (repurchase agreement obligations), increased $1.6 million, or 187%, from $0.9 million to $2.5 million. This was the result of increased average borrowing levels in 2005. After the completion of our initial public offering in March 2004, we repaid all of the amounts outstanding under our credit facilities. We began borrowing under these facilities again during August 2004. 2005 results also include interest expense of $1.7 million from assets consolidated under FIN 46.

Property expenses increased from $0 to $7.1 million. Property expenses for the 2005 period include $0.9 million of expenses from assets consolidated under FIN 46.

Loss on derivatives and short sales of securities decreased $0.7 million, from $0.7 million to $0. This was primarily the result of our use of fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment, prior to our initial public offering, and the use of cash flow hedges against our expected future borrowings since our initial public offering. Under SFAS 133, we were required to expense the cost of carrying our open fair value hedge positions against current earnings. The cost of carrying open cash flow hedge positions is amortized as part of interest expense over the term of the related debt issuance.

Loss on securities increased from $0 to $2.4 million, reflecting Winn-Dixie related losses on CMBS investments as described above.

General and administrative expense increased $1.4 million, or 24%, from $6.1 million to $7.5 million, due primarily to increased expenses of $1.0 million associated with operating as a public company, including increased professional fees of $0.5 million related to our compliance with the Sarbanes-Oxley Act of 2002, and $0.4 million of increased compensation expense. General and administrative expense for the 2005 period also included approximately $0.1 million of accrued severance expense.

General and administrative expense-stock based compensation decreased $1.9 million, or 55%, to $1.6 million. The expense recognized during the 2004 period included $1.4 million of expense from stock grants which were vested at the initial public offering date and $1.4 million of expense from shares issued in November 2003 at a discount to the initial public offering price.

Depreciation and amortization expense on real property increased $6.5 million, or 2,727%, to $6.8 million. Our initial property investments were made in the 2004 period. Depreciation and amortization expense for the 2005 period includes $0.9 million of expense from assets consolidated under FIN 46.

Minority interest

Minority interest in consolidated entities is $0.1 million as a result of the assets consolidated under FIN 46 as discussed above.

Net income (loss)

Net income (loss) increased from $(1.7) million to $3.5 million, as a result of the factors discussed above.

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

The following table reconciles our net income to FFO for the three and nine months ended September 30, 2005 and September 30, 2004.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(273)	$2,007	$3,502	$(1,742)
Adjustments:
Add: Depreciation and amortization expense on real property	3,596	240	6,785	240
Funds from operations	$3,323	$2,247	$10,287	$(1,502)

Weighted average number of common shares outstanding, basic and diluted	27,868	27,492	27,755	20,323
Funds from operations per share	$0.12	$0.08	$0.37	$(0.07)

Gain on sale of mortgage loans and securities	$210	$229	$447	$229
Depreciation on real estate investments consolidated under FIN46	$518	$–	$935	$–

Liquidity and Capital Resources

As of September 30, 2005, we had $11.5 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.18 per common share during the quarter ended September 30, 2005 that we paid during October 2005.

We believe that our working capital and cash provided by operations are sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional net lease investments and, therefore, as we approach or reach our target leverage level from time to time, we will need to raise additional capital.

We raised additional equity capital in October 2005. We issued 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share, and raised net proceeds of approximately $33.8 million, after underwriting discounts and commissions and estimated offering expenses. The shares were issued pursuant to our shelf registration statement that we initially filed with the Securities and Exchange Commission in April 2005. We expect the proceeds raised will be sufficient to enable us to continue to implement our strategy through the first quarter of 2006, although the precise timing of our next capital raise will be impacted by our investment activities and market conditions. We may seek to raise additional capital in the fourth quarter of 2005 or the first quarter of 2006 if we are able to invest our preferred equity capital more quickly or we see an opportunity to raise additional capital at a favorable cost to the company. Our ability to raise capital is influenced by market conditions, and we cannot assure you conditions for raising capital will be favorable for us at any time.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, as well as through our repurchase agreement with Wachovia Bank and our real property acquisition facilities with Wachovia Bank or its affiliate.

We had $84.5 million outstanding as of September 30, 2005 under our Wachovia repurchase agreement, which borrowings were secured by commercial mortgage loans and other real estate loan collateral with an aggregate principal balance of $81.5 million, and CMBS with a fair value of $24.3 million. As of September 30, 2005, we had $165.5 million available under our Wachovia repurchase agreement. During the quarter ended September 30, 2005, we extended the term of our repurchase agreement with Wachovia Bank until August 2006. Our Bank of America repurchase agreement expired unused on March 1, 2005.

On August 26, 2005, we entered into two short-term borrowing facilities with aggregate borrowing capacity of $100.0 million with Wachovia Bank, N.A. or its affiliate. The facilities permit us to finance our real property acquisitions for up to 90 days while long-term financing is arranged. Each loan agreement has a 364-day term (terminates on August 25, 2006).

The first loan agreement has borrowing capacity of $75.0 million and permits us to borrow up to 60% of the fair market value of each asset financed. We will pay interest at prevailing short-term rates (30-day LIBOR plus 95 basis points), and each advance will have a 90-day term. Five percent of each advance must be repaid 30 days after it is borrowed, another five percent must be repaid 60 days after borrowing, and the balance must be repaid 90 days after borrowing.

The second loan agreement has borrowing capacity of $25.0 million and permits us to borrow up to 25% of the fair market value of each asset financed. We will pay interest at prevailing short-term rates (30-day LIBOR plus 225 basis points), and each advance will have a 90-day term.

Each loan agreement is an uncommitted facility, meaning the lenders may decline to advance on any asset we seek to finance.

We will acquire assets financed under the facilities through special purpose subsidiaries, and we have agreed to grant the lenders a first lien in our equity ownership of these subsidiaries. The facilities are fully recourse lending arrangements.

We have agreed to comply with various covenants under the loan agreements, including to maintain a leverage ratio (defined as consolidated total assets to consolidated total liabilities) of less than or equal to 85% and not to incur any recourse indebtedness (subject to limited exceptions in connection with our mortgage financings). The facilities are cross-defaulted with all of our other borrowings to Wachovia Bank or its affiliates, including our repurchase agreement.

If an event of default (as defined in the facilities) occurs, the lenders may terminate the loan agreements and accelerate our repayment obligations. The definition of event of default under the agreements includes the following events:

•	we fail to comply with the financial or recourse debt covenants described above;

•	we default in any of our borrowings to Wachovia Bank or its affiliates; and

•
we fail to pay any obligation of at least $5.0 million under any other indebtedness or material contract or we default under any other indebtedness of at least $5.0 million or material contract which causes such indebtedness or obligations of at least $5.0 million under the material contract to be accelerated (subject to a right to cure material contract defaults).

If the fair market value of any asset financed declines, we will be required to repay our borrowings in an amount sufficient to satisfy the deficiency. We are also required to repay our advances under the loan agreements with proceeds from our future debt or equity issuances.

As of September 30, 2005, we had not yet drawn under either loan agreement.

As of September 30, 2005, we were in compliance with the terms of our repurchase agreement and real property acquisition facilities. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our repurchase agreement and real property acquisition facilities are uncommitted, we cannot make any assurance that these facilities will continue to be available to us.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term financings on our net lease asset investments and issuances of debt and equity securities. As discussed in further detail above, we issued preferred equity capital in October 2005.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured basis. Long-term financing can be in the form of traditional mortgage debt, CDOs or other debt mechanisms. As of September 30, 2005, we have financed an aggregate of approximately $922 million of assets in portfolio on a long-term basis through the issuance or assumption of long-term mortgage debt of $480.9 million and collateralized debt obligations of $268.1 million. We expect our leverage to average 70% to 85% of our assets in portfolio.

Long-Term Mortgage Financings.

During the quarter ended September 30, 2005, we obtained long-term financing on the real property acquisitions we completed during the quarter. We incurred aggregate debt of $185.7 million, including $174.3 million of mortgage notes and $11.4 million of corporate credit notes we made to our operating partnership, Caplease, LP. The corporate credit notes represent intercompany debt, and are eliminated from our financial statements in consolidation. We also assumed debt of an aggregate of $36.3 million (principal amount) in connection with our acquisition of two of the five United States Government portfolio properties.

The mortgage notes we issued during the third quarter 2005 are summarized in the following table:

Property	Face Amount of Mortgage Note (in thousands)	Interest Rate	Maturity Date	Balloon at Maturity (in thousands)
Abbott Laboratories	$15,244	5.11%	August 2015	$12,750
FBI Building, Birmingham, Alabama	18,800	5.23%	September 2015	17,250
DEA/ATF Building, Birmingham, Alabama	11,280	5.23%	September 2015	10,225
SSA Building, Austin, Texas	5,391	5.23%	September 2015	4,880
United States Government	65,188	5.32%	September 2015	51,301
Tiffany & Co.	58,400	5.33%	October 2015	54,000

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

The notes have a stated maturity in January 2040, but are expected to mature in January 2015, when they become subject to an auction call procedure. Our effective blended financing rate (inclusive of original issue discount, debt issuance and hedge costs) on the notes we issued is approximately 5.66%.

Statement of Cash Flows

The net cash flow provided by operating activities decreased from $24.0 million in the nine months ended September 30, 2004, to $0.1 million for the nine months ended September 30, 2005. Our net cash provided by operating activities reflects adjustments for non-cash items of expenses for amortization of stock-based compensation ($1.6 million and $3.5 million in the nine months ended September 30, 2005 and 2004, respectively) and depreciation and amortization ($5.9 million and $0.3 million in the nine months ended September 30, 2005 and 2004, respectively). The cash provided by operating activities in 2005 was driven primarily by greater net income (net of non-cash items discussed above) and an increase in accounts payable and accrued expenses, partially offset by increases in prepaid expenses and other assets, and decreases in deposits and escrows and amounts due to servicer. As part of our CDO issuance, we transferred a number of loan deposits and other escrows to the CDO trustee. The cash provided by operating activities in 2004 primarily reflects increases in deposits and escrows and amounts due to servicers and dealers and greater net income (net of non-cash items discussed above), partially offset by increases in prepaid expenses and other assets, funds used in hedging and risk management activities and decreases in accounts payable and accrued expenses.

Investing activities used $516.6 million during the nine months ended September 30, 2005, which primarily resulted from net investments in real estate of $431.3 million, net investments in mortgage loans of $46.2 million and net investments in CMBS of $39.1 million. Investing activities used $245.3 million during the nine months ended September 30, 2004, which resulted primarily from net investments in real estate of $101.0 million, net investments in mortgage loans of $107.6 million, and net investments in CMBS and corporate bonds of $36.9 million.

Cash provided by financing activities during the nine months ended September 30, 2005 was $497.3 million, which primarily resulted from borrowings under mortgages on real estate investments, net of repayments, deposits and escrows, of $309.9 million, borrowings under collateralized debt obligations of $268.1 million, partially offset by net repayments on repurchase agreements of $49.4 million, dividends paid of $14.2 million and funds used in hedging and risk management activities of $11.2 million. Cash provided by financing activities during the nine months ended September 30, 2004 was $227.1 million, reflecting net proceeds from our initial public offering of $222.8 million (before prepaid offering expenses of approximately $1.0 million) and net borrowings under our repurchase agreements of $6.7 million. As of September 30, 2004, we had fully invested the proceeds from our initial public offering and had begun to use our repurchase agreement to continue to fund investment activities.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

In connection with our lending and other investment activities, we enter into derivative and other risk management transactions in order to hedge the value of our future debt obligations from changes in underlying interest rates during the period between origination and long-term financing of our loans and other net lease assets.

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

For the nine months ended September 30, 2005 and 2004, we had net realized losses of $11,206 and $1,463, respectively, related to cash flow hedges. The net realized losses are included in Other Comprehensive Income and will be reclassified and amortized as part of interest expense on our Consolidated Statement of Operations over the expected term of the related debt issuances. The change in net unrealized gains and losses of $7,467 in the nine months ended September 30, 2005 period for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,”“believe,”“could,”“estimate,”“expect,”“intend,”“may,”“plan,”“potential,”“should,”“strategy,”“will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to:

•	our ability to make additional investments in a timely manner or on acceptable terms;

•	our ability to obtain long-term financing for our asset investments at the spread levels we project when we invest in the asset;

•	adverse changes in the financial condition of the tenants underlying our net lease investments;

•	increases in our financing costs and/or our general and administrative costs;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital;

•	our ability to complete pending net lease real property acquisitions and/or other net lease investments in a timely manner or at all;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

In addition, we may be required to defer revenue recognition on real properties we acquire if the property is under construction or is not yet ready for occupancy.

These risks and uncertainties should be considered in evaluating any forward-looking statement we may make from time to time. Any forward-looking statement speaks only as of its date. All subsequent written and oral forward-looking statements are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date made.

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

Interest Rate Exposure

Substantially all of our assets have exposures to long-term interest rate movements, primarily the yields on long-term U.S. Treasuries. This includes our loans and real estate securities. Our hedge and other risk management transactions will also have exposures to movements in interest rates. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-bearing assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in interest rates can also affect our net income from any investments that we make in net leased real estate, which is the difference between the rental income earned and the interest expense on the liabilities associated with the properties. Changes in the level of interest rates may also affect, among other things, our ability to originate or acquire loans and securities, real estate properties, and the value of our loans and other assets.

Credit Spread Curve Exposure

Our loans and real estate securities are subject to spread risk. The majority of these assets are fixed-rate assets, which are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such assets by the market based on their credit relative to U.S. Treasuries. Changes in the general credit markets can lead to changes in the required yield on these assets, which would result in a higher or lower value for our loans and real estate securities. If the required market yields increase as a result of these general credit-market changes, the value of our fixed-rate assets would decline relative to U.S. Treasuries. Conversely, if the required market yields decrease as a result of these general credit-market changes, the value of our fixed-rate assets would increase relative to U.S. Treasuries. These changes in the market value of our fixed-rate asset portfolio may affect the equity on our balance sheet or our results of operations directly through provisions for losses on loans or through unrealized losses on available-for-sale securities. These value changes may also affect our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our fixed-rate assets. This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, as would a change in general credit spreads.

Tenant Credit Rating Exposure

Our loans and real estate securities are subject to risks due to credit rating changes of the tenants under the related net lease obligations. The credit quality of a particular net lease asset is highly dependent on the credit rating of the related tenant obligor of the net lease. Deterioration in the tenant’s credit rating can lead to changes in the required yield on the related asset, which would result in a lower value for our net lease assets. This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, as would a change in general credit spreads. In addition, precipitous declines in the credit rating of a particular tenant prior to our obtaining long-term financing may significantly impede or eliminate our ability to finance the asset. We manage this risk by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes. We also seek to lock or procure long-term financing on or assets as promptly as practicable after origination.

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2005, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

The following summarizes certain data regarding our interest rate sensitive instruments as of September 30, 2005:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Mortgage and other real estate loans held for investment (1)	$260,691	$259,337	6.78%	Various	$271,864
Securities available for sale-CMBS (2)	118,755	129,675	8.74%	2009-2028	118,755
Structuring fees receivable (2)	4,007	N/A	8.24%	2010-2020	4,007
Derivative assets (3)	629	49,365	N/A	N/A	629

Liabilities:
Repurchase agreement (4)	84,455	84,455	4.69%	Short term	84,455
Mortgage notes payable (5)	480,567	474,913	5.49%	2013-2024	477,448
Collateralized debt obligations (5)	268,148	268,500	5.66%	2015	263,995
Derivative liabilities (3)	474	52,795	N/A	N/A	474
_____________
(1) With the exception of one loan, this portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the loans range from 2006 through 2033.

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

(4) Our repurchase agreement bears interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(5) We estimate the fair value of mortgage notes payable and collateralized debt obligations using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

Scheduled maturities of interest rate sensitive instruments as of September 30, 2005 are as follows:

	Expected Maturity Dates
	2005	2006	2007	2008	2009	thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgage and other real estate loans held for investment	$2,381	$20,834	$15,362	$6,673	$14,799	$199,288
Securities available for sale-CMBS	187	786	856	939	23,994	102,913
Structuring fees receivable	144	609	659	713	772	1,110
Derivative assets	629	—	—	—	—	—
Repurchase agreement	84,455	—	—	—	—	—
Mortgage notes payable	555	2,226	3,923	6,141	7,219	454,849
Collateralized debt obligations	—	—	—	—	—	268,500
Derivative liabilities	474	—	—	—	—	—

The expected maturity dates shown for loan investments, securities available for sale and structuring fees receivable are based on the contractual terms of the underlying assets. These assets, based on our current operating strategy, are held for investment. Our liabilities with respect to our repurchase agreement are short-term in nature and, accordingly, are listed in the current period. The material assumptions used to determine fair value are included in footnotes 1 through 5 in the immediately preceding table.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

a.  Exhibits

3.1
Articles of Amendment and Restatement of the registrant (incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644)).

3.2
Amended and Restated Bylaws of the registrant (incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644)).

4.1
Form of Certificate evidencing the Common Stock, par value $0.01 per share, of the registrant (incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644)).

4.2
Articles Supplementary Establishing the Rights and Preferences of the 8.125% Series A Cumulative Redeemable Preferred Stock of the Registrant (incorporated by reference from Exhibit 3.2 to the registrant’s Form 8-A filed with the Securities and Exchange Commission on October 17, 2005).

10.1	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Justice Center, LLC and CLF DEA Birmingham LLC
10.2	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Birmingham Field Office, LLC and CLF FBI Birmingham LLC
10.3	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Utah Tech Center, LLC and Caplease, LP
10.4	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Kansas EPA Laboratory, LLC and Caplease, LP
10.5	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Austin SSA, LLC and Caplease, LP
10.6	Promissory Note, dated August 16, 2005, of CLF FBI Birmingham LLC in favor of Wachovia Bank, National Association
10.7	Promissory Note, dated August 16, 2005, of CLF DEA Birmingham LLC in favor of Wachovia Bank, National Association
10.8	Promissory Note, dated August 16, 2005, of CLF SSA Austin, LP in favor of Wachovia Bank, National Association
10.9	Trust Indenture dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas, as issuer, and Security Bank of Kansas City, as trustee
10.10	Lease dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas and Kansas EPA Laboratory, LLC
10.11	Trust Indenture dated as of December 1, 2002 between Utah Tech Center, LLC, as issuer, and Security Bank of Kansas City, as trustee
10.12	Promissory Note, dated as of September 9, 2005, of Caplease Credit LLC in favor of Wachovia Bank, National Association
10.13	Purchase and Sale Agreement dated September 23, 2005 between Tiffany and Company and Caplease, LP
10.14	Promissory Note, dated as of September 28, 2005, of CLF Sylvan Way LLC in favor of Wachovia Bank, National Association
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

CAPITAL LEASE FUNDING, INC.
Registrant

Date: November 14, 2005	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: November 14, 2005	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer