Form 10-K
period 2005-12-31
CAPITAL LEASE FUNDING INC
filed 2006-03-16
CIK 1057689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission file number 001-32039

CAPITAL LEASE FUNDING, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Maryland	52-2414533
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

110 Maiden Lane, New York, NY	10005
(Address of Principal Executive Offices)	(Zip code)

(212) 217-6300
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of June 30, 2005, the aggregate market value of the common stock, $0.01 par value per share, of Capital Lease Funding, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $287.7 million, based upon the closing price of $10.85 on the New York Stock Exchange on such date.

          As of February 15, 2006, there were 27,868,480 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.

Portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

* Items 10, 11, 12, 13 and 14 are incorporated by reference herein from the Proxy Statement.

PART I.

Item 1.	Business.

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those projected. Important factors that we believe might cause such differences are discussed in Item 1A (Risk Factors) of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Overview

          We are a diversified real estate investment trust, or REIT, that owns and finances primarily single tenant commercial real estate assets subject to long-term leases to primarily investment grade tenants. We focus on properties that are subject to a net lease, which we define as a lease that requires the tenant (rather than the landlord) to pay for, or pay for and perform, all or substantially all aspects of the property and its operations during the lease term.

          We invest at all levels of the capital structure of net lease properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased real estate collateral. Tenants underlying our net lease investments are primarily large public companies or their significant operating subsidiaries and governmental and quasi-governmental entities with investment grade credit ratings.

          A published senior unsecured credit rating of BBB-/Baa3 or above from one or both of Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”) is considered investment grade. We also imply an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which we have obtained a private investment grade rating from either S&P or Moody’s, and (iii) are governmental entity branches or units of another investment grade rated governmental entity.

          As of December 31, 2005, our investment portfolio had a carry value of approximately $1.2 billion, and included the following assets by type:

	Carry Value
	(in thousands)	Percentage

Owned properties	$764,930	63.5%
Debt investments
Loans
Long-term mortgage loans	240,333	20.0%
Corporate credit notes	14,933	1.2%
Mezzanine and other investments	43,111	3.6%
Commercial mortgage-backed and other real estate securities	137,409	11.4%
Other	3,862	0.3%

Total	$1,204,578	100.0%

          We conduct our business through two operating segments: operating net lease real estate (including our investments in owned real properties), and lending investments (including our loan investments as well as our investments in securities). See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” below, for financial data by segment.

          We have been in the net lease business since 1994. On March 24, 2004, we completed our initial public offering of 23.0 million shares of our common stock priced to the public at $10.50 per share. Prior to our initial public offering, we were primarily a lender focused on originating net lease mortgage loan transactions and selling substantially all of the loans we originated, either through whole-loan or small pool sales or through gain-on-sale commercial mortgage-backed securitizations.

          Our senior management team has worked together for over 10 years. Over this period, we built a nationwide origination network and underwriting platform, initially focused on net lease mortgage lending. Since 1996, we have originated and underwritten more than $3.5 billion in net lease loan and owned property transactions, involving more than 500 properties with more than 75 underlying tenants.

          Our portfolio produces stable, high quality cash flows generated by long-term net leases to primarily investment grade tenants.

Investment Strategy

          Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio. We focus on the following core business strategies:

          Investing in High Quality Cash Flows. We invest primarily in owned net leased real properties and real estate loans where the underlying tenant has an investment grade credit rating or implied investment grade credit rating. As of December 31, 2005, our top ten credit exposures all carried investment grade or implied investment grade credit ratings and had a weighted average credit rating of A+. As of December 31, 2005, our portfolio had the following credit characteristics:

	Total
Credit Rating (1)	(in thousands)	Percentage

Investment grade rating of A- or A3 and above	$552,028	45.8%
Investment grade rating of below A- or A3	283,660	23.5%
Implied investment grade rating	224,786	18.7%
Non-investment grade rating	100,992	8.4%
Unrated (2)	43,111	3.6%

	$1,204,578	100.00%

(1)

Four of our owned real properties with an aggregate carry value of $261,011 are leased to more than one tenant and, for purposes of determining the underlying tenant’s credit rating on these properties, we have considered the credit rating of only our primary tenant.

(2)

Includes our mezzanine and other investments as described under “Our Portfolio—Loan Investments.” While the tenants on the underlying properties generally are rated by S&P and/or Moody’s, we classify these investments as unrated because of the subordinated nature of our investment.

•

Flexible Investment Approach. We invest at all levels of the net lease capital structure but remain flexible within that structure, investing where we see the greatest market opportunity to earn attractive returns. We have seen the greatest opportunity on the equity side of the business (owned real properties). As of December 31, 2005, owned real properties comprised approximately 64% of our portfolio, and we expect this percentage to increase in 2006.

•

Long-Term Assets Held for Investment. We invest in commercial real estate assets subject to long-term net leases. We intend to hold our assets for the long-term, capturing the stable cash flows that will be produced from the underlying primarily investment grade credits. On a limited and opportunistic basis, we also continue to acquire and promptly resell net lease assets through our taxable REIT subsidiary.

•

Finance with Long-Term Fixed Rate Debt. We seek to borrow against, or leverage, our assets with long-term fixed rate debt, effectively locking in the spread we expect to generate on our assets. Our financing strategy allows us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. We believe this leverage level is conservative given the primarily investment grade nature of the underlying tenants and the length and quality of the related leases.

Our Portfolio

     Owned Properties

          All of our equity investments in real estate have been made since the closing of our initial public offering. We invest in all commercial property types (e.g., office, retail or industrial), and our investment underwriting includes an analysis of the credit quality of the underlying tenant and the strength of the related lease. We also analyze the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. For more detail on our underwriting process, please see “Underwriting Process” below. We target properties that have one or more of the following characteristics:

•	included in primary metropolitan markets such as New York/New Jersey, Chicago and Washington D.C./Northern Virginia;

•	fungible asset type that will facilitate a re-let of the property if the tenant does not renew;

•	barriers to entry in the property’s market, such as zoning restrictions or limited land for future development; and

•	core facility of the tenant.

                    As of December 31, 2005, our owned property portfolio had a carry value of $764.9 million. We believe the strength of our portfolio is exhibited by the following:

•	approximately 3.3 million rentable square feet;

•	27 properties in 16 states leased to 16 different tenants;

•	100% investment grade or implied investment grade tenants;

•	weighted average tenant credit rating of A+;

•	weighted average remaining lease term of approximately 13 years; and

•	well diversified portfolio by property type, geography and credit rating.

                    The following pie chart depicts the credit quality(1) of our owned property portfolio as of December 31, 2005.

A-

16%

A+

13%

AA

11%

AAA

26%

BBB
13%

BBB-
4%

BBB+

17%

(1) Reflects actual or implied S&P rating or equivalent S&P rating if rated only by Moody’s.

                    Our owned property portfolio is expected to generate the following annual cash flows(1) through the year 2025.

0

10,000,000

20,000,000

30,000,000

40,000,000

50,000,000

60,000,000

70,000,000

2006

2008

2010

2012

2014

2016

2018

2020

2022

2024

Years

Dollars

(1) Reflects scheduled rent payments under all of our leases with all of our tenants. Does not reflect straight-line rent adjustments required under Statement of Financial Accounting Standards (“SFAS”) No. 13. Also does not include expense recoveries or above or below market rent amortization adjustments required by SFAS No. 141. Assumes no additions to the portfolio and no lease renewals at expiration of the primary lease term. Actual results may differ materially from those projected. Please see “Risk Factors” section.

                    The following is a tabular presentation of our owned property portfolio as of December 31, 2005:

						(in thousands)

Tenant or Guarantor	Location	Property Type	Square Feet	Purchase Date	Lease Maturity	2006 Estimated Annual Rent (1)	Purchase Price	Carry Value (2)

Abbott Laboratories	Columbus, OH	Office	111,776	11/2004	10/2016	$893	$12,025	$11,680
Abbott Laboratories	Waukegan, IL	Office	131,341	8/2005	8/2017	1,338	20,325	20,131
Allstate Insurance Company	Charlotte, NC	Office	191,681	12/2005	12/2015	1,869	27,172	27,211
Allstate Insurance Company	Roanoke, VA	Office	165,808	12/2005	12/2015	1,990	28,928	28,907
Aon Corporation (3)	Glenview, IL	Office	412,409	8/2004	4/2017	6,310	85,750	83,653
Baxter International, Inc.	Bloomington, IN	Office/Warehouse	125,500	10/2004	9/2016	790	10,500	10,459
Cadbury Schweppes Holdings (US)	Whippany, NJ	Office	149,475	1/2005	3/2021	3,400	48,000	49,597
Capital One Financial Corporation	Plano, TX	Office	159,000	6/2005	2/2015	1,664	27,900	30,623
Choice Hotels International, Inc. (4)	Silver Spring, MD	Office	223,912	11/2004	5/2013	4,656	43,500	44,166
Crozer-Keystone Health System (5)	Ridley, PA	Medical Office	22,708	8/2004	4/2019	397	4,477	5,606
CVS Corporation	Randolph, MA	Retail Drug	88,420	9/2004	1/2014	744	10,450	13,856
Farmers New World Life Insurance Company	Mercer Island, WA	Office	155,200	12/2005	12/2020	2,328	39,550	39,597
ITT Industries, Inc.	Herndon, VA	Office	167,285	5/2005	3/2019	3,600	46,081	48,100
Lowes Companies, Inc. (6)	Aliso Viejo, CA	Retail	181,160	5/2005	8/2024	3,450	52,860	52,378
Omnicom Group, Inc.	Irving, TX	Office	101,120	6/2005	5/2013	1,278	18,100	17,750
Tiffany & Co	Parsippany, NJ	Office/Warehouse	367,740	9/2005	9/2025	4,613	75,000	77,136
US Government (DEA)	Birmingham, AL	Office	35,616	8/2005	12/2020	1,225	14,100	14,083
US Government (Department of Veterans Affairs)	Ponce, PR	Medical Center	56,500	11/2004	2/2015	1,300	13,600	13,236
US Government (EPA)	Kansas City, KS	Office	71,979	8/2005	3/2023	2,452	29,250	32,952
US Government (FBI)	Birmingham, AL	Office	86,199	8/2005	4/2020	2,202	23,500	23,952
US Government (NIH) (7)	N. Bethesda, MD	Office	207,055	9/2005	5/2012	7,714	81,500	80,814
US Government (OSHA)	Sandy, UT	Office	75,000	8/2005	11/2023	1,717	23,750	24,689
US Government (SSA)	Austin, TX	Office	23,311	8/2005	12/2015	657	6,900	6,949
Walgreen Co.	Pennsauken, NJ	Retail Drug	18,500	11/2004	10/2016	297	3,089	3,160
Walgreen Co.	Portsmouth, VA	Retail Drug	13,905	11/2004	7/2018	356	4,164	4,245

Total			3,342,600			$57,240	$750,571	$764,930

(1)

Reflects scheduled rent due for 2006 under our lease with the tenant or tenants. Does not reflect straight-line rent adjustments required under SFAS No. 13. Also does not include expense recoveries or above or below market rent amortization adjustments required by SFAS No. 141.

(2)	Includes carry value of any related intangible assets under SFAS No. 141.

(3)	As of December 31, 2005, approximately 2% of the property was leased to one other tenant.

(4)	As of December 31, 2005, approximately 28% of the property was leased to six other tenants.

(5)

We own a leasehold interest in the land, or a ground lease, where an affiliate of our tenant owns the underlying land and improvements and has leased them to us through 2032 with an option to extend through 2046. Our ground rent is prepaid through 2032. At the end of the ground lease, unless extended, the land and improvements revert to the landowner.

(6)	As of December 31, 2005, approximately 18% of the property was leased to two other tenants.

(7)	As of December 31, 2005, approximately 11% of the property was leased to five other tenants.

          Loan Investments

                    Our loan products are targeted to owners of real properties net leased on a long-term basis primarily to investment grade tenants. Most of the loans we hold in portfolio are fully amortizing over the primary lease term of the underlying tenant, thus reducing our risk over time and eliminating the refinance risk associated with a balloon payment at maturity. We target loans on real properties with strong real estate fundamentals and with a strong long-term net lease in place.

                    Our existing loan investments include long-term mortgage loans, corporate credit notes and a small number of mezzanine and other investments. The following describes each of these investments.

Long-Term Mortgage Loans. We offer long-term fully amortizing (or nearly fully amortizing) or insured balloon loans secured by first mortgages on properties subject to long-term net leases. This product enables a borrower to receive the highest proceeds that a property’s rent payments will support. As of December 31, 2005, our portfolio included $240.3 million of long-term mortgage loans.

Corporate Credit Notes. We also offer a 10-year non-fully amortizing loan product for net lease properties that do not meet the criteria for our long-term mortgage loan product. We have received a United States patent for this product. We typically split these loans into two notes, a non-fully amortizing real estate note which we generally sell promptly following origination, and a fully amortizing corporate credit note, which we retain in our portfolio. The corporate credit note will generally range from 10% to 20% of the loan amount, and has a junior claim on the real estate collateral, but a senior claim on the rents in the event of a tenant bankruptcy. As of December 31, 2005, our portfolio included $14.9 million of corporate credit notes.

Mezzanine and Other Investments. We also offer a variety of other loan and loan type products to owners of net leased properties, including mezzanine loans, bridge loans, development loans and preferred equity financings. These investments are typically short-term in nature and are often subordinate to other financing on the property. We typically make these investments in connection with the development of a property or an expected recapitalization of the property, giving us an advantage in providing the long-term financing on or purchasing the property. As of December 31, 2005, we had $43.1 million of these investments, including a $27.7 million mezzanine loan at a weighted average coupon rate of approximately 8.7%, and an $8.7 million unsecured preferred equity investment, which is expected to pay a current return of approximately 14.2%. Both of these investments are scheduled to mature in June 2013, but are expected to be redeemed in early 2006 in connection with a recapitalization of the property. We expect to participate in the recapitalization by making a first mortgage loan on the property and a corporate credit note investment. Our investment in the property is expected to be less than $30 million upon completion of the recapitalization.

                    As of December 31, 2005, our loan portfolio had a carry value of $298.4 million. We believe the strength of our loan portfolio is exhibited by the following:

•	weighted average remaining lease term on the underlying leases of approximately 19 years;

•	72% investment grade or implied investment grade underlying tenants;

•	loan investments on 66 properties in 25 states with 22 different underlying tenant obligors; and

•	weighted average underlying tenant credit rating of BBB.

                    The following pie chart depicts the credit quality(1) of the long-term mortgage loans in our loan portfolio as of December 31, 2005. As of December 31, 2005, long-term mortgage loans comprised approximately 81% of our loan portfolio.

A-
30%

A+
21%

AA
17%

AA-
2%

AAA
0%

BBB
11%

BBB-
1%

BBB+
1%

Non-Investment Grade
17%

(1) Reflects actual or implied S&P rating or equivalent S&P rating if rated only by Moody’s.

          The long-term mortgage loans in our loan portfolio are expected to generate the following annual cash flows(1) through the year 2025.

0

5,000,000

10,000,000

15,000,000

20,000,000

25,000,000

2006

2008

2010

2012

2014

2016

2018

2020

2022

2024

Years

Dollars

(1) Reflects scheduled payments of interest and principal on our long-term mortgage loans. Actual results may differ materially from those projected. Please see “Risk Factors” section.

     The following is a tabular presentation of our loan portfolio as of December 31, 2005:

							(in thousands)

Tenant or Guarantor	Location	Property Type	Square Feet	Coupon	Lease Expiration	Loan Maturity	Original Principal Balance	Principal Balance	Carry Value	Loan to Realty Value (1)

Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	Retail Auto Store	13,383	6.50%	4/2024	11/2022	$2,108	$2,039	$2,039	75%
Best Buy Co., Inc.	Chicago, IL	Retail	45,720	6.40%	3/2025	3/2025	18,522	18,324	18,324	95%
City of Jasper, Texas	Jasper, TX	Office	12,750	7.00%	12/2024	11/2024	1,736	1,706	1,654	86%
CVS Corporation	Asheville, NC	Retail Drug	10,880	6.53%	1/2026	1/2026	2,360	2,297	2,363	90%
CVS Corporation	Athol, MA	Retail Drug	13,013	6.46%	1/2025	1/2025	1,502	1,463	1,464	77%
CVS Corporation	Bangor, PA	Retail Drug	13,013	6.28%	1/2026	1/2026	2,521	2,414	2,371	86%
CVS Corporation	Bluefield, WV	Retail Drug	10,125	8.00%	1/2021	1/2021	1,439	1,324	1,453	78%
CVS Corporation	Greensboro, GA	Retail Drug	11,970	6.52%	1/2030	1/2030	1,395	1,379	1,379	81%
CVS Corporation	Oak Ridge, NC	Retail Drug	10,880	6.99%	1/2025	8/2024	3,243	3,163	3,163	82%
CVS Corporation	Shelby Twp., MI	Retail Drug	11,970	5.98%	1/2031	1/2031	2,540	2,540	2,540	89%
CVS Corporation	Southington, CT	Retail Drug	10,125	8.26%	1/2020	1/2020	1,768	1,733	1,944	85%
CVS Corporation	Stow, OH	Retail Drug	10,125	8.26%	1/2020	1/2020	2,407	2,351	2,636	82%
CVS Corporation	Sunbury, PA	Retail Drug	10,125	7.50%	1/2021	1/2021	1,829	1,656	1,614	79%
CVS Corporation	Washington, DC	Retail Drug	7,920	8.10%	1/2023	1/2023	2,781	2,505	2,683	76%
CVS Corporation	Willimantic, CT	Retail Drug	10,125	8.26%	1/2023	1/2023	2,028	1,992	2,239	81%
Harris Bankcorp, Inc.	Chicago, IL	Bank	4,750	6.81%	8/2025	8/2025	4,467	4,467	4,467	73%
Home Depot USA, Inc.	Chelsea, MA	Retail	117,034	5.36%	12/2035	1/2031	8,501	8,501	8,501	92%
Home Depot USA, Inc.	Tullytown, PA	Retail	116,016	6.62%	1/2033	1/2033	8,447	8,432	8,432	98%
Kohls Corporation	Chicago, IL	Dept. Store	133,000	6.69%	9/2030	5/2030	48,270	48,001	48,001	93%
Koninklijke Ahold, N.V.	Bensalem, PA	Grocery Store	67,000	7.24%	5/2020	5/2020	3,153	3,092	3,155	23%
Koninklijke Ahold, N.V.	North Kingstown, RI	Grocery Store	125,772	7.50%	11/2025	11/2025	6,794	6,646	6,625	73%
Koninklijke Ahold, N.V.	Tewksbury, MA	Grocery Store	58,450	7.50%	1/2027	1/2027	6,625	6,511	6,505	74%
Koninklijke Ahold, N.V.	Upper Darby Township, PA	Grocery Store	54,800	7.29%	4/2024	4/2024	6,867	6,656	6,350	91%
Lowes Companies, Inc.	Framingham, MA	Retail	156,543	5.87%	9/2031	9/2031	27,864	27,864	27,864	85%
Lowes Companies, Inc.	Matamoras, PA	Dept. Store	162,070	6.61%	5/2030	5/2030	7,208	7,159	7,159	95%
National City Bank	Chicago, IL	Bank Branch	5,274	5.89%	12/2024	12/2024	3,114	3,065	3,150	77%
Natural Gas Pipeline Company of America	Lombard, IL	Office	201,189	5.97%	5/2008	6/2007	15,244	8,151	8,151	33%
Neiman Marcus Group, Inc.	Las Vegas, NV	Retail	167,000	6.06%	11/2022	11/2021	8,267	7,381	8,029	78%
United States Postal Service	Scammon Bay, AK	Post Office	2,080	7.05%	10/2021	10/2021	1,015	955	975	74%
University of Connecticut Health Center	Farmington, CT	Medical Center	100,000	6.34%	11/2029	11/2024	22,800	22,164	23,019	89%
Walgreen Co.	Dallas, TX	Retail Drug	14,550	6.46%	12/2029	12/2029	3,534	3,481	3,481	81%
Walgreen Co.	Montebello, CA	Retail Drug	14,414	6.10%	3/2030	2/2030	4,680	4,633	4,633	68%
Walgreen Co.	Rosemead, CA	Retail Drug	12,004	5.99%	12/2029	12/2029	4,700	4,651	4,651	70%
Xerox Corporation (2)	El Segundo, CA	Office	330,266	7.54%	11/2007	11/2007	16,483	9,322	9,319	19%

							256,212	238,018	240,333

Corporate Credit Notes
Albertsons, Inc.	Los Angeles, CA	Retail Drug	16,475	6.50%	7/2028	9/2013	437	363	327	84%
Albertsons, Inc.	Norwalk, CA	Retail Drug	14,696	6.33%	11/2028	12/2013	470	399	394	75%
Best Buy Co., Inc.	Olathe, KS	Retail	48,744	5.40%	1/2018	6/2013	1,779	1,462	1,395	83%
Best Buy Co., Inc.	Wichita Falls, TX	Retail	30,038	6.15%	1/2017	11/2012	743	572	542	79%
CVS Corporation	Clemmons, NC	Retail Drug	10,880	5.54%	1/2022	1/2015	285	265	253	65%
CVS Corporation	Commerce, MI	Retail Drug	10,880	5.85%	4/2025	5/2013	501	412	396	86%
CVS Corporation	Garwood, NJ	Retail Drug	11,970	6.12%	6/2025	8/2013	879	720	698	85%
CVS Corporation	Kennett Square, PA	Retail Drug	12,150	6.40%	1/2025	10/2012	857	643	619	87%
CVS Corporation	Knox, IN	Retail Drug	10,125	7.60%	1/2024	12/2011	322	222	221	73%
CVS Corporation	Rockingham, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	435	362	353	79%
CVS Corporation	Rutherford College, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	346	299	291	81%
Federal Express Corporation	Bellingham, WA	Distribution	30,313	5.78%	10/2018	3/2015	362	343	335	73%
FedEx Ground Package System, Inc.	McCook, IL	Industrial Distribution	159,699	5.89%	1/2019	2/2015	2,737	2,566	2,533	84%
FedEx Ground Package System, Inc.	Reno, NV	Industrial Distribution	106,396	5.90%	9/2018	10/2014	1,374	1,253	1,240	80%
Lowes Companies, Inc.	N. Windham, ME	Retail	138,134	5.28%	2/2026	9/2015	1,140	1,140	1,116	86%
PerkinElmer, Inc.	Beltsville, MD	Office/Industrial	65,862	7.35%	11/2021	12/2011	707	485	481	83%

							(in thousands)

Tenant or Guarantor	Location	Property Type	Square Feet	Coupon	Lease Expiration	Loan Maturity	Original Principal Balance	Principal Balance	Carry Value	Loan to Realty Value (1)

PerkinElmer, Inc.	Daytona Beach, FL	Office/Industrial	34,196	7.35%	11/2021	12/2011	321	220	218	79%
PerkinElmer, Inc.	Phelps, NY	Office/Industrial	32,700	7.35%	11/2021	12/2011	299	205	200	86%
PerkinElmer, Inc.	Warwick, RI	Office/Industrial	95,720	7.68%	12/2021	1/2012	939	654	639	84%
Staples, Inc.	Odessa, TX	Retail Office	23,942	6.41%	6/2015	9/2012	408	310	293	80%
Walgreen Co.	Delray Beach, FL	Retail Drug	15,120	6.20%	1/2021	1/2013	595	458	455	77%
Walgreen Co.	Jefferson City, TN	Retail Drug	14,266	5.49%	3/2030	5/2015	786	751	751	92%
Walgreen Co.	Riverside, CA	Retail Drug	12,804	6.10%	10/2028	12/2013	571	483	472	76%
Walgreen Co.	Waterford, MI	Retail Drug	14,490	5.50%	1/2023	6/2013	953	763	711	84%

							18,246	15,350	14,933

Mezzanine and Other Investments
CVS Corporation	Aliso Viejo, CA	Retail Drug	N/A	9.17%	9/2024	2/2006	5,000	5,000	5,000	46%
Hercules Incorporated	Wilmington, DE	Office/Hdqr	155,000	8.54%	5/2013	6/2013	14,000	13,700	13,700	85%
Hercules Incorporated	Wilmington, DE	Office/Hdqr	155,000	14.04%	5/2013	6/2013	2,575	2,575	2,575	85%
Hercules Incorporated	Wilmington, DE	Office/Hdqr	155,000	8.79%	5/2013	6/2013	14,000	14,000	14,000	85%
Hercules Incorporated	Wilmington, DE	Office/Hdqr	155,000	14.29%	5/2013	6/2013	6,120	6,120	6,120	85%
Walgreen Co.	Bristol, CT	Retail Drug	N/A	10.00%	N/A	7/2007	21	21	21	N/A
Walgreen Co.	Jackson, NJ	Retail Drug	N/A	10.00%	N/A	3/2007	312	312	312	N/A
Walgreen Co.	Mansfield, NJ	Retail Drug	N/A	10.00%	N/A	5/2007	409	409	409	N/A
Walgreen Co.	Staten Island, NY	Retail Drug	N/A	10.00%	N/A	7/2007	630	630	630	N/A
Walgreen Co.	Tinley Park, IL	Retail Drug	N/A	10.00%	N/A	3/2007	344	344	344	N/A

							43,411	43,111	43,111

Total							$317,869	$296,479	$298,377

(1)

All percentages have been rounded to the nearest whole percentage. Loan to realty value is the ratio of the principal balance of the loan as of December 31, 2005 to the appraised value of the real estate that secures the loan at the time of the loan. The current value of the real estate may be different. The loan to realty value for each corporate credit note includes the principal balance of the portion of the loan we have sold, and the loan to realty value of the mezzanine investments on the Hercules property include the principal balance of the senior debt on the property.

(2)	The coupon on this loan resets monthly at LIBOR plus 3.25%.

          Commercial Mortgage-Backed and Other Real Estate Securities

                    We also invest in commercial mortgage-backed securities, or CMBS, and other real estate securities. Our CMBS investments include senior, subordinate and interest-only classes of primarily net lease loan securitizations or pass through trusts. Our real estate securities represent our pro rata investments in a pool of mortgage loans on properties net leased to a single tenant. We believe we are well-positioned to evaluate net lease CMBS investments and real estate securities due to our expertise with net lease loan assets and our experience in structuring CMBS investments. We structured four CMBS securitizations aggregating approximately $1.5 billion prior to our initial public offering. As a result of our familiarity with the collateral included in these transactions, many of our CMBS investments to date have been made in classes of our prior securitizations.

                    The following pie chart depicts the credit quality(1) of our portfolio of CMBS and other real estate securities as of December 31, 2005.

s

A-
15%

AAA
7%

BBB
4%

BBB-
24%

BBB+
8%

Non-Investment Grade
42%

(1) Reflects actual ratings on our CMBS securities and underlying tenant ratings on our other real estate securities.

                    Our CMBS and other real estate securities are expected to generate the following annual cash flows(1) through the year 2025.

0

5,000,000

10,000,000

15,000,000

20,000,000

25,000,000

30,000,000

35,000,000

40,000,000

2006

2008

2010

2012

2014

2016

2018

2020

2022

2024

Years

Dollars

(1) Reflects scheduled payments of interest and principal on all of our securities. Actual results may differ materially from those projected. Please see “Risk Factors” section.

          Our CMBS and other real estate securities as of December 31, 2005 are summarized in the following table:

(in thousands)
Security Description	CUSIP No.	Face Amount	Carry Value	Coupon	Yield (1)	Maturity Date

Investments in Commercial Mortgage Loan Securitizations
BSCMS 1999 CLF1, Class E	07383FCC0	$3,326	$2,280	7.11%	11.58%	Nov 2023
BSCMS 1999 CLF1, Class F	07383FCD8	2,494	650	7.11%	30.08%	Oct 2023
CALFS 1997-CTL1, Class D	140281AF3	6,000	5,937	6.16%	6.35%	Nov 2018
CMLBC 2001-CMLB-1, Class E	201736AJ4	9,526	11,269	7.85%	6.21%	Jul 2022
CMLBC 2001-CMLB-1, Class G	201736AL9	9,526	10,267	7.85%	7.21%	Mar 2023
CMLBC 2001-CMLB-1, Class H	201736AM7	11,907	7,646	6.25%	10.95%	Apr 2024
CMLBC 2001-CMLB-1, Class J	201736AN5	6,383	2,178	6.25%	20.00%	Oct 2025
NLFC 1999-LTL-1, Class D	63859CCK7	5,000	5,138	6.45%	6.21%	Feb 2021
NLFC 1999-LTL-1, Class E	63859CCL5	11,081	6,930	5.00%	9.81%	Apr 2022
NLFC 1999-LTL-1, Class X (IO)	63859CCG6	8,434	9,177	0.48%	8.50%	Jan 2024
WBCMT 2004-C15 180D	929766YG2	15,000	14,304	5.58%	6.87%	Nov 2009
WBCMT 2004-C15 180E	929766YH0	8,000	7,577	5.58%	7.07%	Nov 2009
BACMS 2002-2, Class V-1 (7-Eleven, Inc.)	05947UJE9	393	270	8.72%	12.30%	Sep 2019
BACMS 2002-2, Class V-2 (Sterling Jewelers)	05947UJF6	602	405	8.68%	12.30%	Jan 2021

		97,672	84,028

Investments in Certificated Loan Transactions
CVS Corporation	126650BB5	20,000	20,184	5.88%	5.84%	Jan 2028
Yahoo, Inc.	984332AC0	31,990	33,197	6.65%	6.33%	Aug 2026

		51,990	53,381

Total		$149,662	$137,409

(1)	Represents the yield to maturity, computed using the effective interest method, based on our carry value.

Portfolio Financing

          Our portfolio financing strategy is to finance our portfolio assets with long-term fixed rate debt as soon as practicable after we invest. We seek to finance our assets on a long-term basis with debt of a like maturity, commonly referred to as “match-funding.” Since our initial public offering, our long-term fixed rate financings have been in the form of mortgage debt and collateralized debt obligations, or CDOs. Most of our real property acquisitions have been financed on a long-term basis with third party mortgage debt, with some of our smaller owned real properties financed through our CDO. Most of our loan and CMBS investments are financed or we expect will be financed on a long-term basis through our existing or a future CDO. A limited number of our generally higher yielding portfolio assets are not financed.

          We have short-term borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. We have a $250 million repurchase agreement with Wachovia Bank, N.A., and, in August 2005, we entered into a real property acquisition facility with Wachovia Bank and one of its affiliates that affords us an additional $100 million of short-term financing availability for investments in owned real properties. Our interest cost on our short-term borrowings is at floating rates.

          Since our initial public offering, all of our financings have been on–balance sheet financings, meaning the assets we finance and liabilities we incur are reported on our balance sheet for accounting purposes.

          In March 2005, we completed our first CDO. Our CDO was an entirely fixed rate financing. We aggregated approximately $300 million of assets into the pool, and we created $285 million face amount of multi-class notes and $15 million of preferred equity through the CDO trust. The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes are expected to mature in January 2015. Our effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.67%.

          We are currently aggregating assets for our next CDO financing. We expect our next CDO issuance to occur in the second or third quarter of 2006.

          As of December 31, 2005, the following statistics summarize our portfolio financing position:

•	leverage of approximately 79% (short-term and long-term secured debt divided by assets in portfolio);

•	$551.8 million of total mortgage debt at a weighted average coupon of 5.37% and a weighted average effective financing rate of 5.52%; and

•	$268.2 million of CDO debt at an effective blended financing rate of approximately 5.67%.

Hedging Strategy

          We employ a hedging and risk management strategy to protect our investments from interest rate fluctuations prior to obtaining long-term fixed rate financing. We have done so by having derivative and other risk management transactions that react in a corresponding but opposite manner to offset changes in the value of our investments due to changes in underlying U.S. Treasury interest rates and, to a lesser degree, swap spreads. For example, as underlying interest rates fall, the value of our fixed-rate investment increases, while the value of our derivative and other risk management transaction declines. Conversely, as underlying interest rates rise, the value of our fixed-rate investment falls while the value of our derivative and other risk management transaction increases. We use forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on our forecasted future borrowings. Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that we have entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount. As of December 31, 2005, we were hedging our exposure to such variability through July 2016.

          Some assets, including development loans and subordinated CMBS securities, may not be hedged at all. We intend generally to continue to seek to manage our interest rate exposure taking into account the cost of such derivative and other risk management transactions and the limitations on derivative and other risk management transactions imposed by the REIT tax rules.

Revenue Concentrations in 2005

          During 2005, Aon Corporation accounted for approximately $11.9 million, or 16.3%, of our total revenues. As we continue to add assets to our portfolio and as those assets and existing assets begin to generate income, we expect revenues from our lease with Aon to generate a smaller percentage of our total revenues. Any financial difficulty or bankruptcy resulting in nonpayment or delay of rental payments and any other amounts due under our lease with Aon Corporation could have a material adverse effect on our cash flows and operating results.

Asset Pipeline

     Owned Property Pipeline.

          Our owned property pipeline includes potential acquisitions in various stages of review. We generally have from 5 to 10 potential transactions in different stages in our property acquisition qualification, pricing and due diligence process at any given time. Once we determine that a transaction meets our criteria for purchase, we negotiate an expression of interest or proceed directly to a purchase and sale agreement with the owner for the purchase of the property. The expression of interest does not bind us to purchase, but may bind the seller not to accept another offer to purchase the property during the negotiation of a purchase and sale contract. We generally seek to negotiate a due diligence period during which we can terminate our obligations for any reason and receive back any deposit we paid into escrow. After that due diligence period, any deposit we paid into escrow typically becomes non-refundable. We seek to close our real property acquisitions within four to eight weeks after the purchase and sale agreement is signed.

     Loan Pipeline.

          Our loan pipeline includes potential loans in various stages of review. We receive frequent requests for net lease financing and have numerous potential transactions in different stages in our loan origination qualification, pricing and due diligence process at any given time. Once we have reviewed and determined that a lease is financeable under our program, we will, at the borrower’s request, issue a term sheet, which briefly outlines the pricing and terms under which we propose to finance the property. Upon acceptance of the term sheet by the borrower, we issue a form of application, which sets forth the detailed terms of the transaction. Once the borrower signs an application and delivers it to us with a deposit and the application is accepted, we consider such loans to be committed loans, subject to our due diligence process and final approval by our investment committee. We generally close a committed loan within four to eight weeks after the application is signed. At any time from the date of acceptance of the application until closing, the borrower may lock in the interest rate on the loan by submission of an additional deposit, payment of an additional fee and execution of a rate lock agreement.

Origination Network

          We maintain a comprehensive marketing, advertising and public relations program that supports our origination efforts. The objective of the program is to establish and build our name recognition and credibility and to promote our net lease programs. We believe, based upon our experience and responses from customers, that we have been successful in achieving our objectives of market awareness and prominence in the net lease market.

     Property Acquisitions.

          Since our initial public offering, we have leveraged our relationships within our loan origination business and our knowledge of the net lease business to develop relationships with investment sale brokers, through which we primarily identify real property for purchase. We also source property acquisition opportunities directly from developers and owners or investors in real estate assets. Because of the inherent synergies among our products, from time to time we identify property acquisition opportunities through our loan origination network and vice versa.

          Our property acquisition network is smaller and less specialized than our loan origination network. As a result, we have found that our sources for property acquisition opportunities require less marketing and training efforts than those required in our loan origination business. We frequently meet with investment sale brokers to discuss our investment criteria. We also include members of our property acquisition network on distributions of our bimonthly newsletters, brochures and other written marketing materials.

     Loan Origination.

          Our principal source of loan origination is our national network of independent mortgage brokers. We have established and maintain relationships with over 2,000 individual mortgage brokers at over 200 mortgage brokerage companies and commercial banks, through which we primarily originate loans. We also originate loans directly from developers and owners or investors in net leased properties. A significant portion of our business is with repeat customers.

          Mortgage brokers working with net lease products need specialized knowledge and skills not generally required for traditional real estate debt and equity activities. We provide the brokers with ongoing training regarding our products and we routinely meet with mortgage brokers to discuss the latest developments in net lease financing. As part of our efforts to educate our mortgage broker network about net lease financing, we provide bimonthly newsletters, brochures and other written material intended to keep mortgage brokers up to date on the latest underwriting requirements for net lease financings and net leases, lease enhancements, and changes in tenant credit ratings, as well as to provide information on our latest programs.

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

Underwriting Process

          Once a prospective net lease investment opportunity is identified, the potential transaction undergoes a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of six of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. The focus of our asset underwriting falls into three primary areas:

•	credit and financial reviews of the tenant as well as an assessment of the tenant’s business, the overall industry segment and the tenant’s market position within the industry;

•	lease quality, including an analysis of the term, tenant termination and abatement rights, landlord obligations and other lease provisions; and

•	a real estate fundamentals review and analysis.

          The credit quality of the tenant under the net lease is an important aspect of the underwriting of a net lease transaction. Prior to entering into any net lease transaction, our underwriter, assisted by our chief investment officer and chief financial officer as necessary, conducts a review of the tenant’s credit quality. This review may include reviews of publicly available information, including any public credit ratings, audited financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices and market capitalization.

          While we have no defined minimum credit rating or balance sheet size for tenants, we anticipate that a significant majority of the tenants underlying our net lease investments will have investment grade or implied investment grade credit ratings. For those tenants that either are below investment grade or are unrated, we may conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.

          In addition, with respect to the underlying collateral, we may conduct, or engage a third-party provider to conduct, a more comprehensive review of the real estate, including evaluating alternative uses for the real estate and the costs associated with converting to such alternative uses as well as examining the surrounding real estate market in greater detail.

          Assuming that the credit of the tenant under the net lease is satisfactory, a thorough review is then conducted into the quality of the lease, focusing primarily on the landlord’s obligations under the lease and those provisions of the lease that would permit the tenant to terminate or abate rent prior to the conclusion of the primary lease term. For our owned property investments, we analyze the lease to ensure that all or substantially all of the property expenses are borne by the tenant or that any property expenses not borne by the tenant are sufficiently underwritten to assure that we can isolate a predictable cash flow from the asset. For our loan investments, we isolate any lease provisions that provide for tenant abatement or termination rights or landlord’s obligations, and determine whether to apply appropriate forms of lease enhancements, including as necessary, specialized insurance, reserves or debt service coverage covenants. In addition, each lease is reviewed by outside counsel and a lease summary is provided to our underwriter for use in underwriting the transaction.

          Finally, we conduct a thorough review with respect to the quality of the real estate subject to the net lease. For our owned properties, we thoroughly review the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. As described in detail under “Our Portfolio—Owned Properties” above, we target properties with one or more of the following: located in a primary metropolitan market, fungible asset type, barriers to entry in the market, and a core facility of the tenant.

          In the case of a loan to a property owner, our real estate due diligence includes a review of the background and financial capabilities of the owner. In all cases, the property is also reviewed from a traditional real estate perspective, including quality of construction and maintenance, location and value of the real estate and technical issues such as title, survey and environmental. As necessary, appraisals and environmental and engineering reports are obtained from third-parties and reviewed by our underwriter and/or legal counsel.

          In the case of CMBS investments, our underwriter, assisted by our chief investment officer and chief financial officer, thoroughly evaluate the credit, the legal and financial structures and the collateral quality underlying the transaction.

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

•	evaluates the leveraged and unleveraged yield on the asset and how that yield compares to our target yields for that asset class and our analysis of the risk profile of the investment; and

•	determines our plans for financing and hedging the asset.

          We use integrated systems such as customized software and models to support our decisions on pricing and structuring investments. Before issuing any form of commitment to fund an investment transaction, the transaction must be approved by our investment committee. Our investment committee consists of our chief executive officer, president, chief financial officer, chief investment officer, senior vice president, investments and senior vice president, origination. The committee meets frequently and on an as-needed basis to evaluate potential net lease investments.

          In addition, we have a four-member investment oversight committee of our board of directors, which approves all transactions in excess of $50.0 million. Only one member of this committee is an employee of our company. Our underwriting standards are specifically tailored to our investments. As we develop new products, we may emphasize different criteria than we currently emphasize. We also may modify our underwriting standards.

          We believe that our standardized underwriting and origination procedures and integrated systems will enable us to manage a large and increasing volume of transactions while maintaining underwriting quality and high levels of service to customers. Most of our investments require minimal ongoing management. For owned properties that require ongoing management, we typically hire third party property managers. We believe that we can grow our business without significant expansion of our general and administrative costs.

Asset Surveillance System

          We also have created an on-going asset surveillance system that allows us to:

•	track the status of our assets and asset opportunities;

•	link into a management program that includes the underlying asset origination or acquisition documents;

•	load expected asset cash flows from our underwriting files into the system;

•	monitor actual cash flows on each asset through servicer reports;

•	immediately identify issues such as non-payment of rent and servicer advances of rent or debt service through servicer exception reports;

•	track credit ratings of underlying tenants; and

•	compute coverage and compliance tests for our CDO transactions.

Through this single system we are able to track and document the entire lifecycle of our assets.

Closing Process

          >From the time we begin to consider a net lease investment until the investment is closed, the prospective transaction undergoes a variety of defined steps and procedures. In connection with the closing process, we will typically need to rely on certain third parties not under our control, including tenants, borrowers, sellers, warehouse lenders, brokers, outside counsel, insurance companies, title companies, environmental consultants, appraisers, engineering consultants and other product or service providers. Our personnel carefully manage the closing process and have developed a streamlined set of procedures, checklists and relationships with many of the third-party providers with whom we do business on an on-going basis.

          As set forth above under “Underwriting Process” above, each transaction goes through a multi-stage underwriting process including review by our investment committee. Transaction underwriting and the documentary process surrounding it is supported by the use of standardized transaction documents, including closing checklists and loan documents, and is further supported by proprietary underwriting and pricing software. All of our transactions are closed by our in-house closing and underwriting staff, many of whom have more than five years of experience with us. That staff seeks to close our loan transactions four to eight weeks after the application is signed and close property acquisitions four to eight weeks after a purchase and sale agreement is signed, while at the same time maintaining our underwriting standards.

Competition

          We are subject to significant competition in each of our business segments. We compete with specialty finance companies, insurance companies, commercial banks, investment banks, savings and loan associations, mortgage bankers, mutual funds, institutional investors, pension funds, hedge funds, other lenders, governmental bodies and individuals and other entities, including REITs. We may face new competitors and, due to our focus on net lease properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we will not encounter the same competitors in each region of the United States.

          Many of our competitors will have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. We may also incur costs on unsuccessful acquisitions that we will not be able to recover.

Environmental Matters

          Under various federal, state and local environmental laws, a current owner of real estate may be required to investigate and clean up contaminated property. Under these laws, courts and government agencies have the authority to impose cleanup responsibility and liability even if the owner did not know of and was not responsible for the contamination. For example, liability can be imposed upon us based on the activities of our tenants. In addition to the cost of the cleanup, environmental contamination on a property may adversely affect the value of the property and our ability to sell, rent or finance the property, and may adversely impact our investment in that property.

          Prior to acquisition of a property, we obtain Phase I environmental reports. These reports are prepared in accordance with an appropriate level of due diligence based on our underwriting standards and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property and nearby or adjoining properties. We may also require a Phase II investigation which may require limited subsurface investigations and tests for substances of concern where the results of the Phase I environmental reports or other information indicates possible contamination or where our consultants recommend such procedures.

          We believe that our portfolio is in compliance in all material respects with all federal, state and local laws and regulations regarding hazardous or toxic substances and other environmental matters.

          At December 31, 2005, we were not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Employees

          As of December 31, 2005, we had 21 employees. We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and rating agencies. We believe that our relations with our employees are good. None of our employees are unionized.

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

Item 1A. Risk Factors.

          Set forth below and elsewhere in this annual report on Form 10-K and in other documents we file or furnish with the SEC are risks and uncertainties that could adversely affect our business and operations and cause actual results to differ materially from the results contemplated by any forward-looking statements made by us or on our behalf.

Risks Related to Operations

     We may fail to continue to invest in net lease assets.

          Investment in additional net lease assets is critical to the success of our business strategy. The net lease market is highly competitive and we cannot assure you that we will be able to identify net lease opportunities that meet our underwriting and return criteria. This competition intensified during 2005, putting downward pressure on yields and spreads on both property acquisitions and our origination of loans for our portfolio. If we are unable to continue to invest in additional net lease assets that are acceptable to us, we may be unable to execute our business plan, which could have a material adverse effect on the market price of our stock.

     We may fail to invest in profitable assets.

          Our investment strategy contemplates investing in profitable assets, as determined by our returns on those assets less our related financing cost. We invest in long-term assets with generally fixed cash flows and generally seek to finance those assets with lower coupon long-term fixed rate debt, thus earning a profit or spread.

          We generally secure long-term financing for our assets after we agree to acquire them. Therefore, we price our assets at origination or acquisition based on our assumptions about our expected future financing cost.

          If our cost to finance our assets increases over our assumptions between the time we commit to purchase the asset and when we obtain long-term financing, the profit or spread we expected to earn on the asset and our overall portfolio will erode. Various factors could cause our financing cost to increase, including:

•	a decline in the credit rating of the underlying tenant;

•	increases in long-term interest rates;

•	market dislocations caused by the failure or financial difficulties of a large financial institution or institutions;

•	ineffectiveness of our hedging strategies;

•	weakening economic conditions; and

•	United States military activity and terrorist activities.

          Our failure to invest in profitable assets would have a material adverse effect on our cash flows, results of operations and financial condition.

     We conduct a significant part of our business with Wachovia Bank, N.A. and its affiliates, and their continued business with us is not guaranteed.

          We rely on Wachovia Bank, N.A. and its affiliates in various aspects of our business. For example:

•	Wachovia Bank, N.A. and its affiliates provide us with short-term financing through a $250.0 million repurchase agreement and a $100.0 million real property acquisition facility.

•	Many of our real property acquisitions have been and we expect will continue to be financed with traditional mortgage debt obtained from Wachovia Bank.

•

Affiliates of Wachovia Bank, N.A. have performed investment banking services for us, including in connection with our initial public offering, our initial CDO transaction and our Series A preferred stock offering.

•	Wachovia Bank, N.A. acts as loan servicer of our net lease asset investments financed under our repurchase facility.

          These parties are not obligated to do business with us, and any adverse developments in their business or in our relationship with them could result in these parties choosing not to do business with us or a significant reduction in our business with them. Termination of our business with Wachovia Bank, N.A. or its affiliates or a significant reduction in our business with these parties could have a material adverse effect on our business, operating results and financial condition.

     If we lower our dividend, the market value of our common stock may decline.

          The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, our funds from operations and our maintenance of REIT status. Various factors could cause our board of directors to decrease our common stock dividend level, including tenant defaults resulting in a material reduction in our cash flows or a material loss resulting from an adverse change in one or more of the tenants underlying our investments. If we are required to lower our common stock dividend, the market value of common stock in our company could be adversely affected.

     An interruption in or breach of our information systems could impair our ability to acquire assets on a timely basis and may result in lost business.

          We rely heavily upon communications and electronic information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in reduced efficiency in asset servicing. We cannot assure you that any failures or interruptions will not occur or, if they do occur that we or the third parties on whom we rely will adequately address them. The occurrence of any failures or interruptions could significantly harm our financial condition and operating results.

Risks Related to Net Lease Assets

     An adverse change in the financial condition of one or more tenants underlying our net lease investments could have a material adverse impact on us.

          We make investments in net lease assets based on the financial strength of the underlying net lease tenant and our expectations of their continued payment of rent under the lease. We rely on rent payments under the lease for our cash flows. Therefore, adverse changes in the financial condition of the tenants or the certainty of their ability to pay rents could have a material adverse impact on us. For example:

•

The bankruptcy, insolvency or failure to make rental payments by a tenant to whom we have significant exposure could result in a material reduction of our cash flows and material losses to our company.

•

The value of our net lease investments is primarily driven by the credit quality of the underlying tenant or tenants, and an adverse change in the subject tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our net lease investments and a charge to our income statement.

•

An adverse change in the financial condition of one or more tenants underlying our net lease investments or a decline in the credit rating of one or more tenants underlying our net lease investments could result in a margin call if the related asset is being financed on our short-term borrowing facilities, and could make it more difficult for us to arrange long-term financing for that asset.

•

We own the subordinate classes in our CDO financings. If the underlying tenant on any asset financed in our CDO fails to make rental payments, we may fail to satisfy coverage tests under the CDO, which could result in our cash flows from the assets in the CDO being redirected to senior class owners.

     We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

          We are subject to the following tenant credit concentrations as of December 31, 2005:

•	approximately $196.7 million, or 16.3%, of our assets in portfolio involve properties leased to the United States Government;

•	approximately $88.5 million, or 7.3%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Lowe’s Companies Inc.;

•	approximately $83.7 million, or 6.9%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Aon Corporation;

•	approximately $77.1 million, or 6.4%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Tiffany & Co.; and

•	approximately $67.7 million, or 5.6%, of our assets in portfolio involve properties leased to, or leases guaranteed by, CVS Corporation.

          Any bankruptcy, insolvency or failure to make rental payments by, or any adverse change in the financial condition of, one or more of these tenants or any other tenant to whom we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

     We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

          We are subject to the following industry concentrations as of December 31, 2005:

•

approximately $179.4 million, or 14.9%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company);

•

approximately $105.5 million, or 8.8%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail home improvements industry (e.g., Lowe’s Companies, Inc. and Home Depot USA, Inc.); and

•	approximately $93.3 million, or 7.7%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail drug industry (e.g., CVS Corporation, Walgreen Co.).

          Any downturn in one or more of these industries or in any other industry in which we may have a significant credit concentration in the future could have a material adverse effect on our cash flows and operating results.

     We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

          We are subject to the following geographic concentrations as of December 31, 2005:

•	approximately $188.8 million, or 15.7%, of our assets in portfolio are investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $176.2 million, or 14.6%, of our assets in portfolio are investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $149.3 million, or 12.4%, of our assets in portfolio are investments in properties located in the New York City and Northern New Jersey area; and

•	approximately $77.2 million, or 6.4%, of our assets in portfolio are investments in properties located in the Southern California area.

          An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in one or more of these areas, or any other area where we may have a significant credit concentration in the future, could have a material adverse effect on our financial condition and operating results.

     Our investments in assets backed by below investment grade credits have a greater risk of default.

          We invest in net lease assets where the underlying tenant’s credit rating is below investment grade (approximately $101.0 million, or 8.4%, of our assets in portfolio as of December 31, 2005). These investments will have a greater risk of default and bankruptcy than investments on properties net leased exclusively to investment grade tenants.

     Our investments in assets where we obtain “private” credit ratings expose us to certain risks.

          In order to effectively implement our financing strategy, we are required to have ratings for all of the underlying tenants on our loans and properties. When we invest in a loan or property where the underlying tenant does not have a publicly available credit rating, we rely on our own estimates of the tenant’s credit rating and later obtain a private rating from S&P or Moody’s to allow us to finance the asset as we had planned. If S&P or Moody’s disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage and/or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

Risks Related to Ownership of Real Estate

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

     Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects our lease.

          We rely on rent payments under our lease with the tenant for the cash flows to fund our financing of the property and to generate the “spread,” or profit, we earn on the asset. If the tenant becomes insolvent or bankrupt, our lease may be rejected and rent payments could cease. In such a case, our remedies will be limited under the United States Bankruptcy Code. We may not be able to recover the premises promptly from the tenant and our claim for damages, which is limited to rent under the lease for the greater of one year or 15 percent (but not more than three years) of the remaining term, plus rent already due but unpaid, may not be sufficient to cover our debt service and any other expenses with respect to the property.

     The success of our owned properties business will depend on our ability to obtain third-party management for the real properties we purchase.

          For many of our owned properties, we retain property owner obligations under the lease. These obligations range from structural repair of the building to common area maintenance. In most of these instances, we retain third party property managers to perform our obligations. A failure of these managers or us to perform could trigger the tenant’s right to terminate the lease or abate rent. In addition, if the managers or us fail to perform our obligations in a cost-effective manner, our net cash flows from the property and hence our operating results and cash flows could be adversely affected.

     Operating expenses of our properties could reduce our cash flow and funds available for future dividends.

          For certain of our owned properties, we are responsible for operating costs of the property. In these instances, our lease requires the tenant to reimburse us for all or a portion of these costs, either in the form of an expense reimbursement or increased rent. Our reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed our reimbursement, our cash flows and returns would be harmed and our ability to pay dividends may be harmed.

     We have greater exposure to operating costs when we invest in owned properties leased to the United States Government.

          Our leases with the United States Government are typical Government Services Administration, or GSA, type leases. These leases do not provide that the United States Government is wholly responsible for operating costs of the property, but include an operating cost component within the rent we receive that increases annually by an agreed upon percentage based upon the Consumer Price Index, or CPI. Thus, we have greater exposure to operating costs on our properties leased to the United States Government because if the operating costs of the property increase faster than CPI, we will bear those excess costs.

     We may not be able to renew our leases or re-lease our properties.

          Upon the expiration of leases on our properties, we may not be able to re-let all or a portion of that property, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly or if the rental rates upon re-letting are significantly lower than the current rates, our financial condition and operating results will be adversely affected. There can be no assurance that we will be able to retain tenants upon the expiration of their leases.

     It may be difficult for us to buy and sell real estate quickly.

          Real estate investments are relatively illiquid. Our ability to vary our portfolio by selling and buying properties in response to changes in economic and other conditions will be limited. In addition, the mortgage debt we put on the property and REIT tax requirements restrict our ability to quickly re-sell properties we have purchased. If we must sell a property, we cannot assure you that we will be able to dispose of the property in the time period we desire or that the sales price of the property will recoup or exceed our cost for the property.

     An uninsured loss or a loss that exceeds the insurance policy limits on our owned properties could subject us to lost capital or revenue on those properties.

          Our comprehensive loss insurance policies may include substantial deductibles and certain exclusions. For example, during 2005 we obtained earthquake insurance on one of our properties and our coverage included a customary deductible of five percent of our insurable value. If we are subject to an uninsured loss or a loss that is subject to a substantial deductible, we could lose part of our capital invested in, and anticipated revenue from, the property, which could harm our operating results and financial condition and our ability to pay dividends.

     Noncompliance with environmental laws could adversely affect our financial condition and operating results.

          The real properties we own are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the current owner of a contaminated property to clean up the property, even if the owner did not know of and was not responsible for the contamination. For example, liability can be imposed upon us based on activities of one of our tenants.

          Prior to acquisition of a property, we obtain Phase I environmental reports and, in some cases, a Phase II environmental report. However, these reports may not reveal all environmental conditions at a property and we may incur material environmental liabilities of which we are unaware. The costs incurred to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition and operating results.

     Our real estate investments are subject to risks particular to real property.

          As an owner of real property (including any real property we may acquire upon foreclosure), we are subject to various additional risks not otherwise discussed in these risk factor and generally incident to the ownership of the real estate. These risks may include those listed below:

•

civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	the costs of complying or fines or damages as a result of non-compliance with the Americans with Disabilities Act;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures; and

•	other circumstances beyond our control.

          Should any of these events occur, our financial condition and operating results could be adversely affected.

Risks Related to Debt Assets

     Our investments in commercial mortgage-backed securities may be subordinated.

          As of December 31, 2005, our CMBS investments included $57.8 million of below investment grade bond classes. Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

     We may experience losses on our mortgage loans.

          We originate mortgage loans as part of our investment strategy. As a holder of mortgage loans, we are subject to risks of tenant defaults, borrower defaults, bankruptcies, fraud, losses and special hazard losses that may not be covered by standard hazard insurance. In the event of any default under our mortgage loans, we will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan plus all interest and other costs payable on the loan.

          The typical net lease requires casualty insurance (which may be provided through self insurance) to be maintained on the underlying property (generally by the borrower or the tenant), with such coverages and in such amounts as are customarily insured against with respect to similar properties, for fire, vandalism and malicious mischief, extended coverage perils, physical loss perils, commercial general liability, flood (when the underlying property is located in whole or in material part in a designated flood plain area) and worker injury. There are, however, certain types of losses (such as from earthquakes or wars) that may be either uninsurable or not economically insurable. Should an uninsured loss occur, we could lose some or all of our investment in the net lease property.

     We could be subject to the risks incident to ownership of real property if the tenants underlying our net lease loans fail to make their lease payments.

          Our net lease loans are generally non-recourse to the property owner, and, in the event of default, we are entirely dependent on the loan collateral. Rent payment by the underlying tenant is the primary source of payment of these loans. To the extent the tenant does not make its lease payments, repayment of the net lease loan will depend upon the liquidation value of the underlying real property. The liquidation value of a commercial property may be adversely affected by risks generally incident to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, and other factors which are beyond our or our borrower’s control. There can be no assurance that our remedies with respect to the loan collateral will provide us with a recovery adequate to recover our investment.

     Our collateral rights under our 10-year credit tenant loan program are limited.

          As part of our 10-year credit tenant loan program, we split a loan secured by a mortgage on real estate and an assignment of the lease on the property into two notes, a real estate note (which we generally sell promptly following origination), and a corporate credit note (which we retain in our portfolio). The corporate credit note has a junior claim on the real estate mortgage. Further, while the corporate credit note has a first priority claim on the lease assignment in a tenant bankruptcy, our claim for damages will be limited to an amount defined under the Bankruptcy Code (the greater of one year’s rent or 15% (but not more than three years) of rent over the remaining lease term, plus rent already due but unpaid). Therefore, in the event of a default on the loan, our collateral rights on our corporate credit notes will be more limited than the collateral rights we have under our mortgage loans.

     Our mezzanine investments have a greater risk of loss than mortgage loans.

          We make mezzanine and other generally subordinate investments. These investments involve a higher degree of risk than our first mortgage loans. While we expect most of these investments will be secured, we expect our right to payment and security interest will be subordinated to one or more senior lenders. Therefore, we may be limited in our rights to collect scheduled payments on these investments and to recover any of our investment through a foreclosure of collateral.

          Our mezzanine investments may also include an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. In this case, a borrower’s ability to repay its obligation may be dependent upon a liquidity event, such as a sale or refinancing of the property.

     Development loans involve greater risk of loss than loans secured by income producing properties.

          We make investments in development loans that involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property, due to a variety of factors. These factors include the subordinate status of our loan investment, dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs, loan terms that often require little or no amortization, and the possibility that a foreclosure by the holder of the senior loan could result in a substantial decrease in the value of our collateral. Accordingly, in the event of a borrower default, we may not recover some or all of our investment in our development loans.

     Fluctuating interest rates may adversely affect the quantity of net lease loan assets we can originate.

          Higher interest rates may reduce overall demand for net lease loans and accordingly reduce our origination of loan assets, which could have a material adverse effect on our financial condition and operating results.

     Unscheduled principal payments on our loans could adversely affect our financial condition and operating results.

          The rate and timing of unscheduled payments of principal on our net lease loans is impossible to predict accurately and will be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the loans, the availability of credit generally and other economic, demographic, geographic, tax and legal factors. In general, however, if prevailing interest rates fall significantly below the interest rate on a loan, the borrower is more likely to prepay the then higher-rate loan than if prevailing rates remain at or above the interest rate on the loan.

          While our loan documents generally prohibit prepayment without a premium to preserve our yield, this premium may not be required or may not be recoverable under various circumstances, including in the event of a casualty or condemnation of the related property or a loan default. Unscheduled principal prepayments could adversely affect our financial condition and operating results to the extent we are unable to reinvest the funds we receive at an equivalent or higher yield rate, if at all. In addition, a large amount of prepayments, especially prepayments on loans with interest rates that are high relative to the rest of our portfolio, will likely decrease the net income we anticipate receiving from our assets.

     We may be required to repurchase assets that we have sold or to indemnify holders of our CDOs.

          If any of the assets we originate or acquire and sell or pledge to obtain long-term financing do not comply with representations and warranties that we make about certain characteristics of the assets, the borrowers and the underlying properties, we may be required to repurchase those assets or replace them with substitute assets. In addition, in the case of assets that we have sold, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased assets may require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

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

          We intend to continue to conduct our business in a manner that allows us to avoid registration as an investment company under the Investment Company Act of 1940 (the “1940 Act”). Under Section 3(c)(5)(C) of the 1940 Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are not treated as investment companies. The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to rely on this exemption (the “55% Requirement”). To constitute a qualifying real estate interest under this 55% Requirement, a real estate interest must meet various criteria. Mortgage securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% Requirement. Our ownership of these mortgage securities, therefore, is limited by the provisions of the 1940 Act and SEC staff interpretations. We cannot assure you that efforts to pursue our investment strategy will not be adversely affected by operation of the 1940 Act.

Risks Related to Lease Enhancements

     Our lease enhancement mechanisms may fail.

          We have developed certain lease enhancement mechanisms designed to reduce the risks inherent in our net lease investments. These lease enhancement mechanisms include:

•	casualty and condemnation insurance policies that protect us from any right the tenant may have to terminate the underlying net lease or abate rent as a result of a casualty or condemnation; and

•

borrower reserve funds that protect us from any rights the tenant may have to terminate the underlying net lease or abate rent as a result of the failure of the property owner to maintain and repair the property or related common areas.

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

Risks Related to Borrowings

     Leveraging our portfolio is an important component of our strategy and subjects us to increased risk of loss.

          A key component of our strategy is to borrow against, or leverage, our assets to allow us to invest in a greater number of assets and enhance our asset returns. However, leverage also subjects us to increased risk of loss. The use of leverage may result in increased losses to us in the following ways:

•

We will rely on the cash flows from the assets financed to fund our debt service requirements. Therefore, in the event of a tenant default on its rent payments, our losses are expected to increase as we will need to fund our debt service requirements from other sources.

•

To the extent we have financed our assets under our variable rate short-term borrowing facilities, our debt service requirements will increase as short-term rates rise. Therefore, if short-term interest rates rise in excess of the yields on our assets financed, we will be subject to losses.

•

Our lenders will have a first priority claim on the collateral we pledge and the right to foreclose on the collateral. Therefore, if we default on our debt service obligations, we would be at risk of losing some or all of our assets.

•

Our short-term borrowing facilities are fully recourse lending arrangements. Therefore, if we default on our debt service obligations, our lenders will have general recourse to our company’s assets, rather than limited recourse to just the assets financed.

     We may not be able to secure long-term financing for our assets.

          We secure long-term financing of our assets to enable us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. Our ability to implement our long-term financing strategy is subject to the following risks:

•	We may not be able to achieve our desired leverage level due to decreases in the market value of our assets, increases in interest rates and other factors.

•

We are subject to conditions in the mortgage, CDO and other long-term financing markets which are beyond our control, including the liquidity of these markets and maintenance of attractive credit spreads.

•

In the event of an adverse change in the financial condition of our underlying net lease tenant, it may not be possible or it may be uneconomical for us to obtain long-term financing for the subject asset.

          Our inability to implement our long-term financing strategy may cause us to experience lower leveraged returns on our assets than would otherwise be the case, and could have a material adverse effect on our operating results.

     Hedging transactions may not effectively protect us against anticipated risks and may subject us to certain other risks and costs.

          Our current policy is to enter into hedging transactions primarily to protect us from the effect of interest rate fluctuations on our portfolio of net lease assets from the date on which we commit a rate or price to a borrower or seller and until the date our cost to finance the asset on a long-term basis is fixed. Our hedging policy exposes us to certain risks, among them the following:

•

No hedging activity can completely insulate us from the risks associated with changes in interest rates and, therefore, our hedging strategy may not have the desired beneficial impact on our results of operations or financial condition.

•	There will be many market risks against which we may not be able to hedge effectively, including changes in the spreads of corporate bonds, CMBS or CDOs over the underlying U.S. Treasury rates.

•	We may or may not hedge any risks with respect to certain of our asset investments.

•	Our hedging strategy may serve to reduce the returns which we could possibly achieve if we did not hedge certain risks.

•	Because we intend to structure our hedging transactions in a manner that does not jeopardize our status as a REIT, we will be limited in the type of hedging transactions that we may use.

•

Hedging costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising.

     We may fail to qualify for hedge accounting treatment.

          We record derivative and hedge transactions in accordance with United States generally accepted accounting principles, specifically Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including, if we use instruments that do not meet the SFAS 133 definition of a derivative (such as short sales), we fail to satisfy SFAS 133 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because any losses on the derivatives we enter into would be charged to our income statement without any offset from the change in fair value of the related hedged transaction.

     Our existing short-term borrowing facilities may be unavailable to us.

          We expect to borrow money under short-term borrowing facilities to fund our net lease asset investments. These facilities are uncommitted as the lender must agree to each asset financed. We cannot assure you that we will be able to finance assets on these facilities at any given time.

     Our short-term financings may expose us to interest rate risks and margin calls.

          Our borrowings under our short-term borrowing facilities are currently at variable rates and will be adjusted monthly relative to market interest rates. Increases in short-term rates will cause our borrowing rates to rise and our net income to decrease. If interest rates on our borrowings rise in excess of the yields on our assets financed, we will be subject to losses on those assets.

          The amount available to us under our short-term borrowing facilities depends in large part on the lender’s valuation of the assets that secure our financings. The facilities provide the lender the right, under certain circumstances, to re-evaluate the collateral that secures our outstanding borrowings. In the event the lender determines that the value of the collateral has decreased (for example, in connection with a decline in the credit rating of the underlying tenant), it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings at a time when we may not have a sufficient portfolio of assets or cash to satisfy the margin call. Any failure by us to meet a margin call could cause us to default on our short-term borrowing facilities and otherwise have a material adverse effect on our financial condition and operating results.

     The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

          We have purchased, and expect to purchase in the future, subordinate classes of bonds in our CDO financings. The terms of the CDO securities issued by us include and will include coverage tests that are used primarily to determine whether and to what extent principal and interest proceeds on the underlying assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect our operating results and cash flows.

Risks Related to Business Strategy and Policies

     We face significant competition that could harm our business.

          We are subject to significant competition in each of our business segments. We compete with specialty finance companies, insurance companies, investment banks, savings and loan associations, banks, mortgage bankers, mutual funds, institutional investors, pension funds, hedge funds, other lenders, governmental bodies and individuals and other entities, including REITs. We may face new competitors and, due to our focus on net lease properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we may not encounter the same competitors in each region of the United States. Many of our competitors will have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments, may have access to lower cost capital and may succeed in buying the assets that we target for acquisition. We may incur costs on unsuccessful acquisitions that we will not be able to recover. Our failure to compete successfully could have a material adverse effect on our financial condition and operating results.

     Our network of independent mortgage brokers and investment sale brokers may sell investment opportunities to our competitors.

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

          During 2005, we raised additional capital through the issuance of preferred stock and trust preferred securities. We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes. All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity, reduce the market price of shares of our common stock, or be of preferred stock having a distribution preference that may limit our ability to make distributions on our common stock. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

     We may fail to manage our anticipated growth.

          As of December 31, 2005, our company had 21 employees. As our asset base continues to grow, we may experience a significant strain on our management, operational, financial and other resources. Our ability to manage growth effectively will require us to continue to improve our operational and financial systems, expand our employee base and train and manage our employees and develop additional management expertise. Management of growth is especially challenging for us due to our limited financial resources. Failure to increase our business and manage growth effectively could have a material adverse effect on our financial condition and operating results.

     Temporary investment in short-term investments may adversely affect our results.

          Our results of operations may be adversely affected during the period in which we are implementing our investment and leveraging strategies or during any period after which we have received the proceeds of a financing or asset sale but have not invested the proceeds. During this time, we may be invested in short-term investments, including CMBS or CDO bonds, corporate bonds, commercial paper, money market funds and U.S. agency debt.

     The concentration of our company’s common stock could have an adverse impact on the value of your investment.

          As of December 31, 2005, approximately 47.8% of our common stock was owned by six unrelated institutional investors (based on SEC filings made by these investors). This concentration of ownership could have an adverse impact on the value of your investment, including as a result of the following:

•	Trading volume in our stock may be limited, which will reduce the liquidity of your investment.

•	The sale of a significant number of our shares in the open market by a significant stockholder or otherwise could adversely affect our stock price.

•

Although none of these investors on its own controls a majority of our common stock, these owners could determine to act together and given their significant concentration may be able to take actions that are not in your best interest.

     Our board of directors may change our investment and operational policies without stockholder consent.

          Our board of directors determines our investment and operational policies and may amend or revise our policies, including our policies with respect to our REIT status, investment objectives, acquisitions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies without a vote of or notice to our stockholders. Investment and operational policy changes could adversely affect the market price of stock in our company and our ability to make distributions to our stockholders.

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

     Our ownership limitations may restrict or prevent you from engaging in certain transfers of our stock.

          In order to maintain our REIT qualification, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.9% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock.

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

          As described above, our charter contains stock ownership limits. These limits may delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for stock of our company or otherwise be in the best interest of our stockholders.

     Our board of directors may issue additional stock without stockholder approval.

          Our charter authorizes our board of directors to amend the charter to increase or decrease the aggregate number of shares of stock we have authority to issue, without any action by the stockholders. Issuances of additional shares of stock may delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for stock of our company or otherwise be in the best interest of our stockholders.

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

     Increased market interest rates may reduce the value of our stock.

          We believe that investors consider the dividend distribution rate on shares of REIT stock, expressed as a percentage of the market price of the shares, relative to market interest rates as an important factor in deciding whether to buy or sell the shares. If market interest rates go up, prospective purchasers of REIT stock may expect a higher dividend distribution rate. Higher interest rates would also likely increase our borrowing costs and might decrease cash available for distribution. Thus, higher market interest rates could cause the market price of stock in our company to decline.

     The market price of our stock may vary substantially.

          Various factors can affect the market price of our stock including the following:

•	actual or anticipated variations in our quarterly results of operations;

•	the extent of institutional investor interest in our company;

•

the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

     We depend on our key personnel.

          We depend on the efforts and expertise of our senior management team. Although we have entered into employment agreements with most members of our senior management, there is no guarantee that any of them will remain employed with our company. If any member of our senior management team were to die, become disabled or otherwise leave our employ, we may not be able to replace him with a person of equal skill, ability and industry expertise.

Item 1B. Unresolved Staff Comments.

          None.

Item 2. Properties.

          Our corporate offices are located at 110 Maiden Lane, New York, New York 10005. Our lease on this property expires on May 31, 2006. We are currently in negotiations to lease new space and do not expect to have any difficulty in securing the space prior to the time our current lease expires.

          Our owned real properties are described above under “Business—Our Portfolio—Owned Properties.”

Item 3. Legal Proceedings.

          From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2005.

PART II.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

                    Our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LSE” since our initial public offering on March 19, 2004. On February 15, 2006, the reported closing sale price per share of common stock on the NYSE was $10.96 and there were approximately 40 holders of record of our common stock. The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year	Low	High

2004
March 19-March 31, 2004	$12.50	$13.50
Second Quarter	9.57	13.04
Third Quarter	9.10	11.70
Fourth Quarter	10.62	12.92

2005
First Quarter	$10.60	$12.62
Second Quarter	10.07	11.43
Third Quarter	9.95	11.30
Fourth Quarter	9.38	11.05

Dividends

                    We paid our first quarterly common stock dividend for the quarter ended September 30, 2004. Our history of common stock dividends is as follows:

Quarter Ended	Dividend Payment Date	Dividend per Share

2004
September 30, 2004	October 15, 2004	$0.10
December 31, 2004	January 14, 2005	0.15

2005
March 31, 2005	April 15, 2005	0.18
June 30, 2005	July 15, 2005	0.18
September 30, 2005	October 15, 2005	0.18
December 31, 2005	January 17, 2006	0.20

                    We generally intend to distribute each year all or substantially all of our REIT taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our stockholders so as to comply with the REIT provisions of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We intend to make dividend distributions quarterly. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status and other factors as our board of directors deems relevant.

Tax Characteristics of 2005 Dividends

                    The following table summarizes the taxable nature of our common dividends during 2005:

Total common dividend per share (tax basis)	$0.69

Ordinary income	3.53%
Return of capital	96.47%

100.00%

Use of Proceeds of Preferred Stock

                    On October 19, 2005, we consummated the public offering of 1.4 million shares of 8.125% Series A cumulative redeemable preferred stock. The underwriters for the transaction were Wachovia Capital Markets, LLC; Friedman, Billings, Ramsey & Co., Inc.; A. G. Edwards & Sons, Inc.; and RBC Dain Rauscher Inc. The shares of Series A preferred stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-124003) on Form S-3 that was declared effective by the Securities and Exchange Commission on May 20, 2005. The shares of Series A preferred stock were sold at a price to the public of $25.00 per share, generating gross proceeds of $35.0 million. The net proceeds to us were approximately $33.7 million after deducting an aggregate of approximately $1.3 million in underwriting discounts and commissions paid to the underwriters and other offering expenses. Through December 31, 2005, we have invested all of these net proceeds in additional net lease assets.

Item 6.     Selected Financial Data.

                    The following selected historical financial information for the five years ended December 31, 2005 is derived from our audited consolidated financial statements and those of our predecessor, Caplease, LP (the successor-in-interest to Capital Lease Funding, LLC) and its consolidated subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share amounts)
Income Statement data

Revenues:

Rental revenue	$37,956	$4,287	$—	$—	$—
Interest income from mortgage and other real estate loans and securities	27,899	13,589	7,317	8,092	9,313
Property expense recoveries	6,272	1,608	—	—	—
Gain-on-sales of mortgage and other real estate loans and securities	447	794	11,652	10,051	21,565
Other revenue	479	726	151	343	321

Total revenues	73,052	21,004	19,120	18,486	31,199

Expenses:
Interest expense	31,398	2,768	1,220	2,142	5,882
Interest expense to affiliates	—	—	838	659	1,273
Property expenses	10,441	1,761	—	—	—
(Gain) loss on derivatives	(159)	724	3,129	7,729	11,954
Loss on securities	2,372	247	—	—	—
General and administrative expenses	10,140	8,833	7,186	6,966	7,794
General and administrative expenses - stock based compensation	2,235	3,825	—	—	—
Depreciation and amortization expense on real property	11,273	1,281	—	—	—
Loan processing expenses	283	196	114	158	232

Total expenses	67,983	19,635	12,487	17,654	27,135

Income before minority interest and taxes	5,069	1,369	6,633	832	4,064
Minority interest in consolidated entities	55	—	—	—	—
Provision for income taxes	—	9	—	—	—

Income from continuing operations	5,124	1,360	6,633	832	4,064
Income from discontinued operations	6	—	—	—	—

Net income	5,130	1,360	6,633	832	4,064
Dividends allocable to preferred shares	(561)	—	—	—	—

Net income allocable to common stockholders	$4,569	$1,360	$6,633	$832	$4,064

Earnings per share (pro forma for all years other than 2004 and 2005):
Net income per common share, basic and diluted	$0.16	$0.06	$1.61	$0.20	$0.99
Weighted average number of common shares outstanding, basic and diluted	27,784	22,125	4,108	4,108	4,108
Dividends declared per common share	$0.74	$0.25	$—	$—	$—

Dividends declared per preferred share	$0.48524	$—	$—	$—	$—

Other data

Cash flows from operating activities	$(17,111)	$10,973	$(10,743)	$3,774	$234,057
Cash flows from investing activities	(675,408)	(349,576)	(69)	846	(1,084)
Cash flows from financing activities	681,114	362,802	11,948	(10,773)	(224,265)

	As of December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Balance sheet data

Real estate investments, net	$764,930	$194,541	$—	$—	$—
Real estate investments consolidated under FIN 46	—	48,000	—	—	—
Mortgage and other real estate loans held for investment	297,551	207,347	—	—	—
Mortgage loans held for sale	—	—	71,757	77,716	83,883
Securities available for sale	137,409	87,756	40,054	20,348	13,963
Cash and cash equivalents	19,316	30,721	6,522	5,386	11,539
Structuring fees receivable	3,862	4,426	5,223	4,794	5,231
Total assets	1,286,488	581,702	125,773	112,276	129,473
Repurchase agreement obligations	129,965	133,831	88,087	76,116	86,658
Mortgages on real estate investments	551,844	111,539	—	—	—
Collateralized debt obligations	268,156	—	—	—	—
Other long-term debt	30,930	—	—	—	—
Stockholders’ equity/members’ capital	270,031	253,264	34,045	27,775	25,066

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

Overview

                    We are a diversified REIT that owns and finances primarily single tenant commercial real estate assets subject to long-term leases to primarily investment grade tenants. We focus on properties that are subject to a net lease. See “Business—Overview” for how we define a net lease.

                    We invest at all levels of the capital structure of net lease properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased real estate collateral.

                    The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments. The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries). While our focus is on net leased properties, we also have made and expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

                    We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through December 31, 2005, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). We have short-term floating rate borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. We employ a hedging strategy to mitigate our exposure to changes in interest rates while our assets are financed under our short-term borrowing arrangements. We expect our leverage to average 70% to 85% of our assets in portfolio.

                    Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.

                    We rely primarily on equity and debt capital to fund our portfolio growth. The following is a summary of our capital raising activities beginning with our initial public offering in March 2004.

Month/Year	Securities Issued	Price	Net Proceeds

March 2004	23.0 million shares of common stock	$10.50	$221.8 million

October 2005	14.0 million shares of 8.125% Series A cumulative redeemable preferred stock	$25.00	$33.7 million

December 2005	$30.9 million of junior subordinated notes	N/A	$29.9 million

Summary of Investment Activity in 2005

                    The following summarizes certain aspects of our portfolio investment and financing activity during the year ended December 31, 2005.

•

We originated assets of approximately $730.3 million, including the acquisition of 17 real properties for an aggregate purchase price of approximately $565.8 million and the origination of $103.9 million of loan investments (net of loans sold), comprised of mortgage loans, corporate credit notes and mezzanine investments.

•

We closed our first CDO financing in March 2005 and financed our real property acquisitions with $441.8 million of fixed rate mortgage debt (including $41.3 million of debt assumed at its fair market value). The net amount of financing we issued in our CDO was $268.1 million, and was secured by approximately $300 million of assets at closing.

Business Environment

                    The markets have been and remain extremely competitive across each of our business segments. We continue to see significant amounts of investment capital pursuing transactions across the real estate spectrum which has put downward pressure on yields and spreads on both property acquisitions and our origination of loans for our portfolio. This trend has resulted in our making a limited number of investments in net lease assets in 2005 with return characteristics at the lower end of our target return criteria. If this trend continues in 2006, we may continue to look to invest in net lease assets with return characteristics at the lower end of our target return criteria, we may re-adjust our target returns, or our asset origination activity may slow while we continue to pursue only those assets at or above the returns being generated by our current portfolio.

Winn-Dixie Bankruptcy

                    We have exposure to Winn-Dixie through securities we own from our past securitizations. During the year ended December 31, 2005, we took certain actions to significantly reduce this exposure. We, as the owner of the most subordinate security class in the CMLBC 2001-1 securitization transaction (the “Trust”), directed the Trust’s special servicer to sell all of the $22.4 million of pass through certificates included as collateral in the Trust. The sales were made in the third quarter of 2005.

                    As a result of these sales, the primary exposure to the Trust from Winn-Dixie backed collateral was removed, and the Trust had realized losses that impacted the carry value of the most junior classes of securities held by us. Accordingly, we recognized a realized loss on these securities in the year ended December 31, 2005 of approximately $1.4 million, and a non-cash mark-to-market loss attributed to the reduction in the carry value of these securities in the amount of approximately $0.6 million.

                    During the year ended December 31, 2005, we also recorded aggregate losses of approximately $0.35 million on the most junior class (Class F) of the BSCMS securitization transaction, based on our updated analysis of the likely value of the future cash flows from this security. These write-downs are in addition to the write-down of approximately $0.25 million we took at December 31, 2004.

                    As a result of the actions described above, we have removed all of our expected exposure to the Winn-Dixie bankruptcy in the CMLBC transaction and we have dramatically reduced our exposure to Winn-Dixie overall. We believe that any remaining credit risk we have to the Winn-Dixie bankruptcy is within the BSCMS transaction that includes one store in Rainsville, Alabama where Winn-Dixie has rejected the lease on that store and the loan on the property is in default. The property is in the process of being liquidated, and we have estimated the losses within the securitization based on our estimates of the net recovery value of the property. We believe we have been reasonable with our estimates, but our estimates may be inaccurate and, therefore, we cannot assure you that we will not need to take additional losses or reserves or that our losses as a result of the Winn-Dixie bankruptcy will not be greater than our current estimates. We do not believe any additional losses that we will have to take as a result of Winn-Dixie will be material.

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

          Mortgage and Other Real Estate Loans Held for Investment.

                    Prior to our initial public offering, our investments in mortgage loans were treated as investments held for sale and carried on our balance sheet at the lower of cost or market. Since our initial public offering, our loan investments have been, and we expect in the future they will continue to be, accounted for as long term investments, as our strategy contemplates that we hold the loans for the foreseeable future or until maturity. Differences between the carrying amount of the loan and its outstanding principal balance are recognized as an adjustment to our yield by the effective interest method. We are required to periodically evaluate each of our loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, we must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, we will be required to evaluate our assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. As of December 31, 2005, we had no loss allowances on any of the loans in our portfolio.

          Purchase Accounting for Acquisition of Real Estate.

                    We allocate the fair value of real estate acquired to the following based on fair value:

•	acquired tangible assets, consisting of land, building and improvements; and

•	identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and the value of tenant relationships.

                    In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained about each property as a result of our due diligence activities and other market data, and utilize various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

                    Above-market and below-market lease values for acquired properties are recorded based on the present value of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. Fair market lease rates are measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market rate renewal options for below-market leases. In computing present value, we use a discount rate which reflects the risks associated with the leases acquired.

                    Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. Through December 31, 2005, we have assigned no value to tenant relationships on any of our acquisitions.

          Securities Available for Sale.

                    We treat our real estate securities as available for sale and account for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, they are carried at fair value with net unrealized gains or losses reported on our balance sheet as a component of other comprehensive income or loss. Fair value is based primarily upon our estimates of value, based upon broker quotations where available, yields on assets of similar credit quality and duration, or good faith estimates of those yields. The indicated quotations may be subject to significant variability based on market conditions, including interest rates and spreads. While a liquid market for these securities typically exists, the securities may not be frequently traded and, therefore, we may not be able to sell them at our estimates of value. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the equity on our balance sheet. We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other than temporary. If so, we must write the impaired security down to its value through a charge to our income statement. Significant judgment is required in this analysis. In determining whether a decline in value is other than temporary, we consider whether the decline is due to factors such as changes in interest rates (typically temporary) or credit downgrades or credit defaults (typically other than temporary).

                    For the year ended December 31, 2005, we recorded aggregate write-downs of approximately $0.35 million on one of our real estate securities, reflecting our estimate of our losses on that security as a result of the Winn-Dixie bankruptcy. We also recorded a $0.25 million write-down on the same security as of December 31, 2004, again reflecting our estimated loss on the security as a result of the Winn-Dixie bankruptcy at that time. Also during 2005, we recognized an approximately $2.0 million loss on another real estate security, including an approximately $1.4 million realized loss and an approximately $0.6 million mark to market loss resulting from the sale of Winn-Dixie collateral in the related CMBS trust. See “Winn-Dixie Bankruptcy” above.

                    Income on our securities is recognized using a level yield methodology based upon a number of assumptions that are subject to uncertainties and contingencies. These assumptions include the expected disposal date of the security and the rate and timing of principal and interest receipts (which may be subject to prepayments, delinquencies and defaults). These uncertainties and contingencies are difficult to predict and are subject to future events and economic and market conditions, which may alter the assumptions.

           Impairment on Owned Real Properties

                    We own real properties for investment. We review these properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. Through December 31, 2005, we have determined that no write-downs have been necessary on any of our owned real properties.

          Derivative Instruments and Other Risk Management Transactions.

                    Our derivative instruments and other risk management transactions, which we hold for hedging or other risk management purposes, are carried at fair value pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value is based on market quotations. Fair values on such derivatives are subject to significant variability based on many of the same factors as our securities available for sale discussed above. Further, to the extent the derivatives qualify as hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (a component of stockholders’ equity on our balance sheet); otherwise they are reported as a component of current income or loss on our income statement. In order to qualify for hedge accounting treatment under SFAS 133, our derivatives must meet various technical requirements under SFAS 133, including satisfying hedge effectiveness testing at each reporting date. Failure to meet these requirements would result in the change in value of the derivative instrument being charged directly to our income statement without any offset from the change in fair value of the related hedged transaction.

          Revenue Recognition.

                    As part of our 10-year credit tenant loan program, we originate a loan and split it into two notes, a real estate note and a corporate credit note. We generally sell the real estate note to a third party and retain the corporate credit note in our portfolio. During 2005, we sold three real estate notes for aggregate proceeds of $12.1 million, and recognized gains of $0.3 million. We compute our gain by comparing our sales proceeds on the note to its cost basis. We compute our cost basis on the note by allocating our entire basis in the loan among the two notes based on the present value of expected cash flows on each note. In computing present values, we estimate a discount rate based on a benchmark United States Treasury rate plus a market spread based on the underlying credit. Our estimates reflect market rates and we believe they are reasonable. However, the use of different estimates could have an impact on our gain on sale revenue.

          Stock Based Compensation.

                    Pursuant to our 2004 stock incentive plan, we have made and expect to continue to make awards of common stock to our employees with vesting subject to attainment of performance criteria. Under SFAS No. 123 and SFAS No. 123R (revised 2004), Share-Based Payment, we are and will be required to estimate the probability of vesting of these shares quarterly and recognize expense (generally equal to the fair market value of the shares awarded on the grant date) for any shares deemed probable to vest over the period the employee is required to perform services to receive the shares. We base our estimates of probability on an assessment of our actual results against the relevant performance criteria. These estimates may change over time as our actual results against the criteria are re-assessed. Changes in these estimates could have a material impact on the expense we recognize.

Property Acquisitions

                    During the quarter ended December 31, 2005, we completed the following property acquisitions (dollar amounts in thousands):

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet

December	Allstate Insurance Company (1)	Various	$59,000	December 2015	377,015
December	Farmers New World Life Insurance Company	Mercer Island, WA	39,550	December 2020	155,200

(1)	The Company acquired a portfolio of three properties, one located in each of Roanoke, Virginia, Charlotte, North Carolina, and Pittsburgh, Pennsylvania.

                    In accordance with SFAS No. 144, we have classified the Allstate Pittsburgh property as assets held for sale on our December 31, 2005 Consolidated Balance Sheet, reflecting our intent to sell the property promptly following its acquisition. We treated the revenues from the property as income from discontinued operations on our Consolidated Income Statement for the year ended December 31, 2005. Based on initial pricing expectations, we expect to recognize a gain on the sale of the property and, therefore, no impairment loss on the property has been recognized.

Business Segments

                    We conduct our business through two operating segments:

•	operating net lease real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

                    Segment data for the year ended December 31, 2005 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Net Lease Real Estate	Lending Investments	Total

Total revenues	$1,090	$44,352	$27,609	$73,052
Total expenses & minority interest	12,493	39,254	16,181	67,928
Income (loss) from continuing operations	(11,402)	5,098	11,428	5,124
Total assets	48,007	797,945	440,536	1,286,488

                    Segment data for the year ended December 31, 2004 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Net Lease Real Estate	Lending Investments	Total

Total revenues	$603	$6,356	$14,045	$21,004
Total expenses & minority interest	11,869	4,206	3,569	19,644
Income (loss) from continuing operations	(11,266)	2,150	10,476	1,360
Total assets	31,454	247,325	302,923	581,702

                    Prior to our initial public offering in March 2004, we had no owned real property investments and our net lease mortgage loan business was under a gain on sale (rather than portfolio) business model.

Results of Operations

                    During the year ended December 31, 2005, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments in net lease assets. Our focus during the year was on: (i) identifying and acquiring net lease assets that met our investment criteria, (ii) financing our net lease assets, including the closing of our first collateralized debt obligation, (iii) raising additional capital to fund the growth of our portfolio, and (iv) continuing to communicate our expanded capabilities to the net lease marketplace.

Comparison of Year Ended December 31, 2005 to the Year Ended December 31, 2004

                    The following discussion compares our operating results for the year ended December 31, 2005 to the comparable period in 2004.

          Revenue.

                    Total revenue increased $52.0 million, or 248%, to $73.0 million. The increase was primarily attributable to increases in rental income and property expense recoveries and increases in interest income, offset in part by decreases in gain on sale of loans and securities and other revenue.

                    Rental income and property expense recoveries, in the aggregate, increased $38.3 million, or 650%, to $44.2 million. We continued to make significant investments of owned properties during 2005, and the significant increase in revenues associated with these investments is a result of the large growth in this portion of our overall investment portfolio. Rental income for the 2005 period includes $3.5 million from assets consolidated under FIN 46. As described in footnote 23 in our consolidated financial statements included elsewhere in this Form 10-K, we were required under FIN 46 to recognize revenue and expense on one of our real property purchases prior to our acquisition date because a deposit we made on our purchase price had become non-refundable.

                    Interest income increased $14.3 million, or 105%, to $27.9 million. The increase was due to larger overall asset investments, including both loans and securities investments.

                    Gain on sale of loans and securities decreased from $0.8 million to $0.4 million. The decrease was due to lower overall sales activity during 2005 compared with 2004.

          Expenses.

                    Total expenses increased $48.3 million, or 246%, to $67.9 million. The increase in expenses was primarily attributable to increases in interest expense, property related expenses and general and administrative expenses, offset in part by a reduction in loss on derivatives.

                    Interest expense increased $28.6 million, or 1,034%, from $2.8 million to $31.4 million. The increase was primarily the result of $12.8 million of increased interest expense on our property mortgages and $11.7 million of interest expenses on our CDO borrowings. In addition, interest expense on our borrowings under our repurchase agreement increased $2.2 million, or 118%, from $1.9 million to $4.1 million. This was the result of higher average borrowing levels and higher rates of interest on our repurchase agreement borrowings in 2005. The 2005 results also include interest expense of $1.7 million from assets consolidated under FIN 46.

                    Property expense increased 493% from $1.8 million to $10.4 million. The net amount of property expenses we incurred in 2005 (net of expense recoveries) was $4.2 million.The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net leased properties, we expect to continue to pursue properties where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow. Property expenses for the 2005 period include $0.9 million of expense from assets consolidated under FIN 46.

                    (Gain) loss on derivatives was ($0.2) million for 2005, compared to $0.7 million in 2004. The 2005 gain represents hedge ineffectiveness related to open derivative positions as of December 31, 2005. The 2004 expense represents carry costs of hedges and short-sale positions that were in place prior to our initial public offering. Prior to our initial public offering, we employed fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment. After our initial public offering date, we terminated all of the outstanding fair value hedges, derivative and short sale positions, and converted to cash flow hedges against our expected future financings.

                    Loss on securities was $2.4 million related to a write-down on three of our real estate securities, reflecting our actual and mark-to-market losses on those securities as a result of the Winn-Dixie bankruptcy.

                    General and administrative expense increased $1.3 million, or 15%, from $8.8 million to $10.1 million, due primarily to increased expenses associated with our status as a public company, including expenses associated with compliance with the Sarbanes-Oxley Act of 2002, accounting and assurance expenses, personnel costs and liability insurance.

                    General and administrative expense-stock based compensation of $2.2 million was recognized during the 2005 period. This represents 2005 vesting of stock awards made in 2004 and 2005 under our stock plan. These shares vest through March 2008 and, as of December 31, 2005, $2.1 million of deferred compensation expense was included on our Consolidated Balance Sheets as a component of additional paid in capital. This amount is expected to be charged to our Income Statement ratably over the remaining vesting period (through March 2008). The amount of deferred compensation expense for awards of 133,333 shares made in 2005 has not yet been measured and included as a component of additional paid in capital because the grant date (as defined under relevant accounting guidance) has not yet occurred.

                    Depreciation and amortization expense on real property increased $10.0 million, or 780% to $11.3 million, as a result of the significant increases in real estate investments made during 2005. Depreciation and amortization expense for the 2005 period includes $0.9 million of expense from assets consolidated under FIN 46.

          Minority interest.

                    Minority interest in consolidated entities is $0.1 million as a result of the assets consolidated under FIN 46 as discussed above.

          Net income.

                    Net income increased from $1.4 million to $5.1 million, as a result of the factors discussed above. Net income allocable to common stockholders was $4.6 million in 2005.

Comparison of Year Ended December 31, 2004 to the Year Ended December 31, 2003

                    The following discussion compares our operating results for the year ended December 31, 2004 to the comparable period in 2003.

          Revenue.

                    Total revenue increased $1.9 million, or 10%, to $21.0 million. The increase was primarily attributable to increases in interest income from mortgage loans and securities and increases in rental revenue, offset by a decrease in gain on sale of mortgage loans.

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

                    Rental revenue and property expense recoveries, in the aggregate, increased $5.9 million to $5.9 million, as we did not own any investments in real estate during 2003.

                    Other revenue increased $0.6 million to $0.7 million, primarily as a result of receiving $0.4 million (after related expenses) as a deal cancellation fee on a potential property acquisition.

          Expenses.

                    Total expenses increased $7.1 million, or 57%, to $19.6 million. The increase in expenses was primarily attributable to higher levels of general and administrative expenses as a result of our status as a public company, and increases in property related expenses, offset by a reduction in loss on derivatives.

                    Interest expense, including interest expense to affiliates, increased $0.7 million, or 35%, from $2.1 million to $2.8 million. This primarily consisted of $0.9 million of interest expense related to property mortgages originated or assumed in 2004. In addition, interest expense on our borrowings under our repurchase agreements decreased $0.2 million, or 9%, from $2.1 million to $1.9 million. This was the result of lower average borrowing levels in 2004. After the completion of our initial public offering in March 2004, we repaid all of the amounts outstanding under our repurchase agreements. We began borrowing under these facilities again during August 2004.

                    Loss on derivatives decreased $2.4 million, or 77%, from $3.1 million to $0.7 million. This was primarily the result of the change in the way we hedge interest rates upon the completion of our initial public offering. Prior to our initial public offering, we employed fair value hedges of our assets, along with derivatives and short sales of securities that did not qualify for hedge accounting treatment. After our initial public offering date, we terminated all of the outstanding fair value hedges, derivative and short sale positions, and converted to cash flow hedges against our expected future financings.

                    Loss on securities was $0.2 million for a write-down on one of our real estate securities, reflecting our estimate of loss on that security as a result of the Winn-Dixie bankruptcy.

                    General and administrative expense increased $1.6 million, or 23%, from $7.2 million to $8.8 million, due primarily to increased expenses associated with our change to operating as a public company, including liability insurance.

                    General and administrative expense-stock based compensation of $3.8 million was recognized during the 2004 period. $2.4 million related to 2004 vesting of stock awards made in March 2004 under our stock plan. These shares vest through March 2006 and, as of December 31, 2004, $1.7 million of deferred compensation expense was included on our Consolidated Balance Sheets as a component of additional paid in capital. This amount is expected to be charged to our Income Statement ratably over the remaining vesting period (through March 2006). The 2004 expense also included $1.4 million recognized during the quarter ended March 31, 2004 related to stock sold to certain current and former employees during November 2003 at a discount to the initial public offering price.

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

                    The following table reconciles our net income to FFO for the years ended December 31, 2005 and December 31, 2004. FFO is not a relevant measure for us for years prior to 2004 because we were not a REIT during those periods.

	Year ended December 31,

(in thousands, except per share amounts)	2005	2004

Net income allocable to common stockholders	$4,569	$1,360
Adjustments:
Add: Depreciation and amortization expense on real property	11,273	1,281

Funds from operations	$15,842	$2,640

Weighted average number of common shares oustanding, basic and diluted	27,784	22,125
Funds from operations per share	$0.57	$0.12

Gain on sale of mortgage loans and securities	$447	$794
Depreciation on real estate investments consolidated under FIN46	$935	$—

Liquidity and Capital Resources

                    As of December 31, 2005, we had $19.3 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared total dividends of $0.74 per share of common stock during the year ended December 31, 2005, including $0.18 in the first, second and third quarters and $0.20 in the fourth quarter. We also declared a dividend of $.48524 per share of 8.125% Series A cumulative redeemable preferred stock in the fourth quarter of 2005.

                    We believe that our working capital and cash provided by operations will be sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional net lease investments and, therefore, as we approach or reach our target leverage level from time to time, we will need to raise additional capital. We expect our leverage to average 70% to 85% of our assets in portfolio. As of December 31, 2005, we had an effective shelf registration statement under which we can offer an aggregate of $265.0 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

                    We raised additional equity capital through a public offering in October 2005 and debt capital through a private placement in December 2005. In October 2005, we issued 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share, and raised net proceeds of approximately $33.7 million, after underwriting discounts and commissions and other offering expenses. The shares were issued pursuant to our shelf registration statement.

                    In December 2005, we issued $30.9 million in junior subordinated notes to an affiliate, Caplease Statutory Trust I, in exchange for $0.9 million of the trust’s common securities and $30.0 million received by the trust from issuing its trust preferred securities to unrelated third party investors. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 2.60% per annum. The notes mature on January 30, 2036, and may be redeemed, in whole or in part, at par, at our option, beginning on January 30, 2011. The preferred and common securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the redemption or maturity of the notes. Our investment in the trust is not eliminated from our financial statements in consolidation. Instead, we record our investment in the trust’s common shares of $0.9 million as part of other assets on our Consolidated Balance Sheet.

                    We expect the proceeds raised in the fourth quarter of 2005 will be sufficient to enable us to continue to implement our growth strategy through the first quarter of 2006. We expect to raise additional capital in the near future, either in the form of common stock, preferred stock, trust preferred debt or a combination thereof. Our ability to raise capital is influenced by market conditions, and we cannot assure you conditions for raising capital will be favorable for us at any time.

          Short-Term Liquidity and Financing.

                    We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, as well as through our short-term borrowing arrangements. Our short-term borrowing arrangements are comprised of a repurchase agreement with Wachovia Bank (aggregate borrowing capacity of $250.0 million) and a real property acquisition facility with Wachovia Bank and one of its affiliates (two loan agreements with aggregate borrowing capacity of $100.0 million). These arrangements are uncommitted, meaning the lenders may decline to advance on any asset we seek to finance.

                    We had $130.0 million outstanding as of December 31, 2005 under our Wachovia repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $116.9 million, and securities with a carry value of $43.8 million. As of December 31, 2005, we had not yet drawn under our real property acquisition facility. Our short-term borrowing arrangements are co-terminus, and they expire in August 2006. We expect to renew these arrangements prior to expiration. We had a repurchase agreement with Bank of America that expired unused on March 1, 2005.

                    Our short-term borrowing arrangements allow us to finance our assets on a short-term basis while we arrange long-term financing. We pay interest at prevailing short-term interest rates plus a spread. These borrowing arrangements are secured by the assets financed and are fully recourse to our other assets. Our lender also has the right to initiate a margin call if our assets financed decline in value (including as a result of a tenant downgrade). We are required to comply with various covenants under these arrangements, including financial covenants of minimum liquidity, minimum consolidated net worth and maximum leverage.

                    As of December 31, 2005, we were in compliance with the terms of our short-term borrowing arrangements. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our short-term borrowing arrangements are uncommitted, we cannot make any assurance that these facilities will continue to be available to us.

          Long-Term Liquidity and Financing.

                    We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our net lease asset investments and issuances of debt and equity capital. As discussed in further detail above, we issued preferred equity capital in October 2005 and debt capital in December 2005.

                    We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured, non-recourse basis. Long-term financing can be in the form of traditional mortgage debt, CDOs or other debt mechanisms. As of December 31, 2005, we have financed on a long-term basis an aggregate of approximately $984.3 million of assets in portfolio with third party mortgage debt of $551.8 million and collateralized debt obligations of $268.2 million. We expect our leverage to average 70% to 85% of our assets in portfolio.

                    Long-Term Mortgage Financings.

                    During the year ended December 31, 2005, we obtained $400.6 million of long-term third party mortgage financing on our real property acquisitions. We also assumed debt of an aggregate of $41.3 million (fair market value of debt assumed) in connection with our acquisition of two of real properties.

                    Our mortgage financings are fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are generally non-recourse to us but are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes generally include customary non-recourse exceptions. The notes often include an interest only payment period and usually require a balloon payment at maturity.

                    CDO Financing.

                    In March 2005, we completed our first CDO. Our CDO was an entirely fixed rate financing. We aggregated approximately $300 million of assets into the pool, and we created $285 million face amount of multi-class notes and $15 million of preferred equity through the CDO trust. The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes are expected to mature in January 2015. Our effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.67%. Our CDO debt is non-recourse to us but is secured by the assets in the pool.

                    We are currently aggregating assets for our next CDO financing. We expect our next CDO issuance to occur in the second or third quarter of 2006.

Statement of Cash Flows

                    We used $17.1 million of cash in operating activities in 2005. Our net income as adjusted for straight-lining of rents, various non-cash gains and losses and depreciation and amortization charges was $14.6 million, but was offset by increases in other assets of $18.8 million (net of $8.3 million increase in accounts payable and accrued expenses), decreases in deposits and escrows of $8.5 million and amounts due to servicers and dealers of $4.4 million. The increase in other assets in 2005 was driven by $16.6 million of funds being held by our CDO trustee at year end pending distribution or reinvestment, $5.7 million of cash being held in escrow by our mortgage lenders to fund various property related costs (like tenant improvements, capital expenditures and property expenses), and $4.4 million of rents receivable on several of our owned properties. During 2005, most of the cash we had collected in 2004 in the form of deposits and escrows and amounts due to servicers was paid back. Our net cash provided by operating activities in 2004 was $11.0 million and reflects adjustments for non-cash items of expenses for amortization of stock-based compensation ($3.8 million) and depreciation and amortization ($1.4 million, including $1.3 million on real property). Our net cash provided by operating activities in 2004 also reflects adjustments for non-cash items for amortization of above and below market rents ($0.1 million), straight-lining of rents ($0.5 million) and amortization of discounts/premiums, and origination fees/costs ($0.2 million). Our net cash used in operating activities was $10.7 million in 2003. The change from 2003 to 2004 was primarily a result of our transition to a portfolio business model in the first quarter of 2004. Prior to our initial public offering, our loan and security investment activity was classified as operating activities. Under our current strategy, these investments are treated as investing activities.

                    Investing activities used $675.4 million during the year ended December 31, 2005, which primarily resulted from net investments in real estate of $534.4 million, net investments in loans of $83.3 million and net investments in securities available for sale of $58.8 million. Investing activities used $349.6 million during the year ended December 31, 2004, which primarily resulted from net investments in real estate of $174.4 million, net investments in mortgage loans of $133.1 million and net investments in securities available for sale of $40.0 million. Investing activities used $0.1 million during the year ended December 31, 2003.

                    Cash provided by financing activities during the year ended December 31, 2005 was $681.1 million, reflecting net borrowings from mortgages on real estate investments of $399.2 million, borrowings from collateralized debt obligations of $268.1 million, proceeds from a preferred stock equity offering of $33.7 million, and borrowings from other long-term debt obligations of $30.9 million, offset in part by, dividends paid on common shares of $19.2 million, funds used in hedging and risk management activities of $11.2 million, a construction escrow held with our mortgage lender of $9.5 million, debt issuance costs of $7.1 million, and net repayments on repurchase agreement obligations of $3.9 million. Cash provided by financing activities during the year ended December 31, 2004 was $362.8 million, reflecting net proceeds from our initial public offering of $222.8 million (before prepaid offering expenses of approximately $1.0 million), net borrowings under long-term mortgage financings of $97.4 million, net borrowings under repurchase agreements of $45.7 million, partially offset by dividends paid of $2.7 million. We used $88.1 million of our net proceeds from the initial public offering to repay our repurchase agreement borrowings. Cash provided by financing activities during the year ended December 31, 2003 was $11.9 million and was primarily the result of net repurchase agreement borrowings.

                    See our consolidated statements of cash flows in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

                    Since our initial public offering, we have entered into derivative and other risk management transactions in order to hedge the value of our future debt obligations from changes in underlying interest rates during the period between closing and obtaining long-term financing of our net lease assets. Our derivative and other risk management activities during this period have consisted primarily of interest rate swaps, and we expect they will continue to consist primarily of interest rate swaps in the future. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes. Consistent with SFAS No. 133, open cash flow hedges are marked to fair value at each reporting date, with a corresponding offset to Other Comprehensive Income (a component of Stockholders’ Equity). The cost to carry our open cash flow hedges and any gain or loss we realize upon closing the cash flow hedge is amortized as part of interest expense over the term of the related debt issuance.

                    Prior to our initial public offering, we used risk management transactions to hedge the interest rate risk associated with owning fixed rate mortgage loan assets financed by floating rate debt. We did so primarily by entering into Treasury and agency lock transactions and short sales of U.S. government and agency obligations. In accordance with SFAS 133, these lock transactions and short sales, to the extent that they were designated and qualified as part of a hedging relationship, were treated as fair value hedges for accounting purposes. Consistent with SFAS No. 133, open fair value hedges are marked to fair value at each reporting date, with the change in value as offset by any gain or loss on the hedged item recognized in earnings currently. The cost to carry our open fair value hedges appears on our Consolidated Income Statement as part of gain or loss on derivatives.

                    For the years ended December 31, 2005 and 2004, we had net realized losses of $11.2 million and $1.7 million, respectively, related to cash flow hedges. The net realized losses are included in Other Comprehensive Income and will be reclassified and amortized as part of interest expense on our Consolidated Income Statement over the expected term of the related debt issuances. Within the next twelve months, we estimate that $1.1 million of losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense. The change in net unrealized gains and (losses) of $8.1 million and $(7.3) million in the years ended December 31, 2005 and 2004, respectively, for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity.

                    (Gain) loss on derivatives on our Consolidated Income Statement includes $0.1 million of gain due to hedge ineffectiveness for the year ended December 31, 2005. For the year ended December 31, 2005, we reclassified $0.9 million from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

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

Contractual Obligations

                    The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2005 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Mortgages on real estate investments	$551,844	$2,601	$10,807	$17,692	$520,744
Collateralized debt obligations	268,156	(34)	(75)	22,751	245,514
Other long-term debt	30,930	—	—	—	30,930
Operating leases	384	258	75	51	—
Repurchase agreement obligations	129,965	129,965	—	—	—

Total	$981,279	$132,790	$10,807	$40,494	$797,188

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

Off-Balance Sheet Arrangements

                    As of December 31, 2005, we had the following off-balance sheet arrangements.

                    We are obligated under two letters of credit in the aggregate of $16.7 million in connection with obtaining long-term financing on two real properties we acquired during 2005. The letters of credit were issued to our lender for the full amount of financing on each property. The lender may draw on the letters of credit if it does not receive evidence that a certificate of occupancy for the related property has been obtained, construction of the property has been completed and there has been no default on the underlying lease by a fixed date (April 21, 2006 in the case of our GSA/DEA property and June 22, 2006 in the case of our GSA/SSA property). We do not expect any draw on either of these letters of credit.

                    We have funded a reserve account to fund expected property improvements on one of the real properties we acquired during 2005. During the quarter ended June 30, 2005, we acquired a real property in Herndon, Virginia net leased to ITT Industries, Inc., and agreed under the tenant’s lease to fund expected improvements to the real property of approximately $9.5 million. During the quarter ended June 30, 2005, we arranged long-term financing on this property and funded a reserve account with our lender for the full amount of this obligation. We expect these funds will be disbursed in full as improvements are completed. As of December 31, 2005, approximately $1.6 million of these funds have been disbursed.

                    We are obligated under a letter of credit with respect to one of our prior securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2.85 million. The letter of credit expires on February 18, 2009. The trustee of the securitization trust may draw the letter of credit if there are realized losses on the mortgage loans in the collateral pool that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property net leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, we do not expect any draw on the letter of credit as a result of this mortgage default, or otherwise.

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

          Tenant Credit Rating Exposure

                    Our loans and real estate securities are subject to risks due to credit rating changes of the tenants under the related net lease obligations. The credit quality of a particular net lease asset is highly dependent on the credit rating of the related tenant obligor of the net lease. Deterioration in the tenant’s credit rating can lead to changes in the required yield on the related asset, which would result in a lower value for our net lease assets. This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, as would a change in general credit spreads. In addition, precipitous declines in the credit rating of a particular tenant prior to our obtaining long-term financing may significantly impede or eliminate our ability to finance the asset. We manage this risk by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes. We also seek to lock or procure long-term financing on our assets as promptly as practicable after we commit to invest.

          Equity Price Risk Exposure

                    We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

          Fair Value

                    For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2005, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

                    The following summarizes certain data regarding our interest rate sensitive instruments (dollar amounts in thousands):

	Carrying Amount		Notional Amount		Weighted Average Effective Interest Rate	Maturity Date	Fair Value

	12/31/2005	12/31/2004	12/31/2005	12/31/2004	12/31/2005	12/31/2005	12/31/2005	12/31/2004

Assets:
Mortgage and other real estate loans held for investment (1)	$298,377	$207,893	$296,479	$206,735	6.86%	Various	$307,829	$215,330
Securities available for sale (2)	137,409	87,756	149,662	101,771	8.21%	2009-2028	137,409	87,756
Structuring fees receivable	3,862	4,426	N/A	N/A	7.98%	2010-2020	3,862	4,426
Derivative assets (3)	1,082	42	82,852	4,868	N/A	N/A	1,082	42

Liabilities
Repurchase agreement obligations (4)	129,965	133,831	129,965	133,831	5.02%	Short-term	129,965	133,831
Mortgages on real estate investments (5)	551,844	111,539	546,284	110,732	5.52%	2013-2024	545,289	111,539
Collateralized debt obligations (5)	268,156	—	268,500	—	5.67%	2015	262,955	—
Other long-term debt (6)	30,930	—	30,930	—	8.30%	2036	30,849	—
Derivative liabilities (3)	298	7,355	43,029	228,182	N/A	N/A	298	7,355

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

(2)

Securities available for sale represent subordinate interests in securitizations (CMBS), as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans. Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for the CMBS are shown at their respective face amounts. Fair value for the CMBS is based on third-party quotations, where obtainable, or our estimate of fair value, based on yields of comparably rated securities in the CMBS market. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the securities available for sale, we receive current monthly interest coupon payments, and contractual principal payments as scheduled.

(3)	These instruments represent hedging and risk management transactions involving interest rate swaps. They have been valued by reference to market quotations.

(4)

Our repurchase agreement obligations bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(5)

We estimate the fair value of mortgage notes on real estate investments and collateralized debt obligations using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

(6)	We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates.

                    Our generally higher level of interest rate sensitive instruments at December 31, 2005 reflects our greater level of assets and liabilities as a result of our continued rapid growth since completion of our initial public offering in March 2004.

                    Scheduled maturities of interest rate sensitive instruments as of December 31, 2005 are as follows:

	Expected Maturity Dates

	2006	2007	2008	2009	2010	Thereafter

	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgage and other real estate loans	$23,782	$18,295	$7,502	$6,507	$7,112	$233,281
Securities available for sale	1,183	1,342	1,454	24,540	1,641	119,502
Structuring fees receivable	609	659	713	772	768	341
Derivative assets	1,082	—	—	—	—	—
Mortgages on real estate investments	2,601	4,295	6,511	8,056	9,636	520,745
Repurchase agreement obligations	129,965	—	—	—	—	—
Collateralized debt obligations	(34)	(36)	(38)	(41)	22,792	245,513
Other long-term debt	—	—	—	—	—	30,930
Derivative liabilities	298	—	—	—	—	—

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                    Management of Capital Lease Funding, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

                    Based on this assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is designed and operating effectively.

                    McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. Financial Statements and Supplementary Data.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Capital Lease Funding, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Capital Lease Funding, Inc. and subsidiaries as of December 31, 2005, and the related consolidated income statements, statements of changes in stockholders’ equity/members’ capital, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 8. We also have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that Capital Lease Funding, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on “criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Capital Lease Funding, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Lease Funding, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Capital Lease Funding, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Furthermore, in our opinion, Capital Lease Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

/s/ McGladrey & Pullen LLP
New York, New York
March 16, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Capital Lease Funding, Inc.

We have audited the accompanying consolidated balance sheet of Capital Lease Funding, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity/members’ capital and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Lease Funding, Inc. and subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 8, 2005

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,

(Amounts in thousands, except share and per share amounts)	2005	2004

Assets

Real estate investments, net	$764,930	$194,541
Real estate investments consolidated under FIN46	—	48,000
Mortgage and other real estate loans held for investment	297,551	207,347
Securities available for sale	137,409	87,756
Cash and cash equivalents	19,316	30,721
Assets held for sale	2,942	—
Structuring fees receivable	3,862	4,426
Other assets	60,478	8,911

Total Assets	$1,286,488	$581,702

Liabilities and Stockholders’ Equity

Accounts payable, accrued expenses and other liabilities	$14,890	$25,916
Repurchase agreement obligations	129,965	133,831
Mortgages on real estate investments	551,844	111,539
Mortgage on real estate investments consolidated under FIN46	—	4,815
Collateralized debt obligations	268,156	—
Other long-term debt	30,930	—
Intangible liabilities on real estate investments	14,419	7,028
Dividends payable	6,253	4,124

Total liabilities	1,016,457	287,253

Minority interest in real estate investments consolidated under FIN46	—	41,185

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 and 0 shares issued and outstanding, respectively	33,657	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 27,868,480 and 27,491,700 shares issued and outstanding, respectively	279	275
Common stock, additional paid in capital	237,843	251,786
Accumulated other comprehensive (loss) income	(1,748)	1,203
Retained earnings	—	—

Total Stockholders’ Equity	270,031	253,264

Total Liabilities and Stockholders’ Equity	$1,286,488	$581,702

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Income Statements

	Year ended December 31,

(Amounts in thousands, except per share amounts)	2005	2004	2003

Revenues:
Rental revenue	$37,956	$4,287	$—
Interest income from mortgage and other real estate loans and securities	27,898	13,589	7,317
Property expense recoveries	6,272	1,608	—
Gain on sales of mortgage and other real estate loans and securities	447	794	11,652
Other revenue	479	726	151

Total revenues	73,052	21,004	19,120

Expenses:
Interest expense	31,398	2,768	1,220
Interest expense to affiliates	—	—	838
Property expenses	10,441	1,761	—
(Gain) loss on derivatives	(159)	724	3,129
Loss on securities	2,372	247	—
General and administrative expenses	10,140	8,833	7,186
General and administrative expenses-stock based compensation	2,235	3,825	—
Depreciation and amortization expense on real property	11,273	1,281	—
Loan processing expenses	283	196	114

Total expenses	67,983	19,635	12,487

Income before minority interest and taxes	5,069	1,369	6,633
Minority interest in consolidated entities	55	—	—
Provision for income taxes	—	(9)	—

Income from continuing operations	5,124	1,360	6,633
Income from discontinued operations	6	—	—

Net income	5,130	1,360	6,633
Dividends allocable to preferred shares	(561)	—	—

Net income allocable to common stockholders	$4,569	$1,360	$6,633

Earnings per share (pro forma for 2003):
Net income per common share, basic and diluted	$0.16	$0.06	$1.61
Weighted average number of common shares outstanding, basic and diluted	27,784	22,125	4,108
Dividends declared per common share	$0.74	$0.25	$—
Dividends declared per preferred share	$0.48524	$—	$—

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity/Members’ Capital

	Capital Lease Funding, LLC		Capital Lease Funding, Inc.

(Amounts in thousands)	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock at Par	Common stock Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total	Comprehensive Income (Loss)

Balance, December 31, 2002	$25,324	$2,451	$—	$—	$—	$—	$—	$27,775
Net income	6,633	—	—	—	—	—	—	6,633	6,633
Unrealized change in value on securities available for sale	—	(363)	—	—	—	—	—	(363)	(363)
Issuance of stock-founders’ shares	—	—	—	1	13	—	—	14

Balance, December 31, 2003	$31,957	$2,088	$—	$1	$13	$—	$—	$34,059	$6,270

Acquisition of Caplease LP	(31,957)	(2,088)	—	40	31,917	2,088	—	—
Issuance of common stock-initial public offering	—	—	—	230	241,270	—	—	241,500
Initial public offering costs	—	—	—	—	(19,723)	—	—	(19,723)
Issuance of stock-incentive stock plan at offering date	—	—	—	4	1,357	—	—	1,361
Adjust initial management share purchases to market value	—	—	—	—	1,447	—	—	1,447
Incentive stock plan compensation expense-
March 25- December 31, 2004	—	—	—	—	1,018	—	—	1,018
Net income	—	—	—	—	—	—	1,360	1,360	1,360
Dividends declared	—	—	—	—	(5,513)	—	(1,360)	(6,873)
Unrealized change in value on securities available for sale	—	—	—	—	—	8,121	—	8,121	8,121
Unrealized loss on derivatives	—	—	—	—	—	(7,312)	—	(7,312)	(7,312)
Net realized loss on cash flow hedges	—	—	—	—	—	(1,694)	—	(1,694)	(1,694)

Balance, December 31, 2004	$—	$—	$—	$275	$251,786	$1,203	$—	$253,264	$475

Issuance of preferred stock	—	—	33,657	—	—	—	—	33,657
Incentive stock plan compensation expense	—	—	—	—	2,235	—	—	2,235
Incentive stock plan grants issued & forfeited	—	—	—	4	(4)	—	—	—
Net income	—	—	—	—	—	—	5,130	5,130	5,130
Dividends declared-preferred	—	—	—	—	—	—	(680)	(680)
Dividends declared-common	—	—	—	—	(16,174)	—	(4,450)	(20,624)
Unrealized change in value of securities available for sale	—	—	—	—	—	(561)	—	(561)	(561)
Unrealized change in value of derivatives	—	—	—	—	—	8,098	—	8,098	8,098
Realized gains (losses) on derivatives, net of amortization	—	—	—	—	—	(10,488)	—	(10,488)	(10,488)

Balance, December 31, 2005	$—	$—	$33,657	$279	$237,843	$(1,748)	$—	$270,031	$2,179

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,

(Amounts in thousands)	2005	2004	2003

Operating activities

Net income	$5,130	$1,360	$6,633
Adjusts to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,469	1,386	150
Amortization of stock based compensation	2,235	3,825	—
Amortization of above and below market leases	(583)	(80)	—
Gain on sale of mortgage loans and securities	(447)	(794)	(11,652)
Loss on securities available for sale	2,372	247	—
Change in provision for loss on mortgage loans	—	—	(1,917)
(Gain) loss on derivatives and short sales of securities	(159)	724	3,129
Straight-lining of rents	(5,581)	(507)	—
Amortization of discounts/premiums, and origination fees/costs	(514)	(247)	—
Amortization of debt issuance costs and FMV of debt assumed	1,139	18	—
Changes in operating assets and liabilities:
Proceeds from sale of mortgage loans	—	—	159,915
Net principal advanced to borrowers	—	—	(141,185)
Funds used in hedging and risk management activities	—	(4,485)	(4,219)
Origination costs on lending investments	—	—	(61)
Securities held for sale	—	—	(20,175)
Structuring fees receivable	563	797	(429)
Other assets	(27,146)	(6,676)	(957)
Accounts payable, accrued expenses and other liabilities	8,271	843	602
Deposits and escrows	(8,501)	10,550	(515)
Amounts due to servicer	(4,359)	4,012	(62)

Net cash (used in) provided by operating activities	(17,111)	10,973	(10,743)

Investing activities

Proceeds from sale of mortgage and other real estate loans	12,131	25,422	—
Additions to mortgage and other real estate loans	(115,852)	(167,009)	—
Principal received from borrowers	20,372	8,520	—
Origination costs on lending investments	362	331	—
Purchase of securities available for sale	(66,168)	(95,867)	—
Sale of securities available for sale	5,787	55,868	—
Principal amortization on securities available for sale	1,541	418	—
Purchases of real estate investments	(530,593)	(174,351)	—
Real estate improvements, additions and construction in progress	(3,825)	(174)	—
Deposits on potential equity investments	(14,700)	(2,500)	—
Return of deposit on equity investment	16,600	—	—
Purchase of other investments	(930)	—	—
Purchases of furniture, fixtures and equipment	(133)	(234)	(69)

Net cash used in investing activities	(675,408)	(349,576)	(69)

Financing activities

Borrowing under repurchase agreements	232,024	135,411	47,974
Repayment of repurchase agreements	(235,890)	(30,344)	(71,103)
Borrowings under repurchase agreements to affiliates	—	—	62,865
Repayments under repurchase agreements to affiliates	—	(59,322)	(27,765)
Borrowings from mortgages on real estate investments	400,552	97,547	—
Repayments of mortgages on real estate investments	(1,341)	(191)	—
Borrowings from collateralized debt obligations	268,130	—	—
Borrowings from other long-term debt obligations	30,930	—	—
Repayments of notes payable	—	—	(275)
Debt issuance costs	(7,050)	(344)	—
Escrows held with mortgage lender	(9,507)	—	—
Funds used in hedging and risk management activities	(11,206)	—	—
Common stock issued, net of offering costs	—	222,818	—
Preferred stock issued, net of offering costs	33,657	—	—
Dividends paid	(19,174)	(2,749)	—
Reverse merger	—	14	—
Changes in amounts due from affiliates and members	(11)	(38)	252

Net cash provided by financing activities	681,114	362,802	11,948

Net (decrease) increase in cash	(11,405)	24,199	1,136
Cash and cash equivalents at beginning of period	30,721	6,522	5,386

Cash and cash equivalents at end of period	$19,316	$30,721	$6,522

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued

	Year ended December 31,

(Amounts in thousands)	2005	2004	2003

Supplemental disclosure of cash flow information
Cash paid during the year for interest expense (excluding capitalized interest)	$24,165	$2,647	$2,176
Cash paid for capitalized interest	$1,589	$—	$—
Cash paid during the year for income taxes	$9	$—	$89
Dividends declared but not paid	$6,253	$4,124	$—

Supplemental disclosure of noncash operating, investing and financing information
Prepaid expenses and other assets reclassified to public offering costs	$—	$1,040	$—
Unrealized gain (loss) on cash flow hedges	$8,098	$(7,312)	$—
Value of in-place leases and above-market leases acquired	$69,344	$13,518	$—
Value of below-market leases acquired	$8,102	$7,108	$—
Securities reclassified to mortgage loans held for investment	$6,932	$—	$—
Mortgage notes payable assumed on properties acquired	$41,276	$14,190	$—
Real estate investments consolidated under FIN46	$81,500	$48,000	$—
Real estate investments no longer consolidated under FIN46	$129,500	$—	$—
Mortgage on real estate investments consolidated under FIN46	$50,887	$4,815	$—
Mortgage on real estate investments no longer consolidated under FIN46	$55,702	$—	$—
Depreciation on real estate investments consolidated under FIN46	$935	$—	$—

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

     1.Organization

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

                    The Company invests in equity interests in real estate properties, real estate mortgage loans, real estate securities and other real estate assets. The Company’s investments primarily consist of real estate related assets that are backed by commercial properties typically subject to long-term net leases from investment grade and near investment grade tenants.

                    The accompanying financial statements include the historical results of operations of the Predecessor prior to its acquisition by CLF, Inc. The Predecessor’s principal activity was the origination and sale or securitization of commercial mortgage loans. Since 1995, the Predecessor was primarily engaged in the business of underwriting, originating and selling or securitizing mortgage loans made to owners of real properties subject to long term leases to high credit quality tenants. These loans were typically secured by a first lien on the leased property and an assignment of the leases and all rents due under the leases.

                    In March 2004, CLF, Inc. sold 23,000,000 shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222,000. In October 2005, CLF, Inc. sold 1,400,000 shares of its 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share, for net proceeds of approximately $33,800. CLF, Inc. had 27,868,480 shares of common stock and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding at December 31, 2005.

                    CLF, Inc. is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. As such, it will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

     2. Summary of Significant Accounting Policies

          Basis of Presentation and Principles of Consolidation

                    The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Predecessor prior to March 24, 2004, and CLF, Inc., its wholly-owned subsidiaries and other entities consolidated under FIN 46 thereafter (see Note 23). Results of operations of properties acquired are included in the Consolidated Income Statements from the date of acquisition. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

          Risks and Uncertainties

                    In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company’s loans, leases and securities that results from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in loans and real estate or in hedging instruments due to changes in interest rates or other market factors, including the value of the collateral underlying loans and the valuation of real estate held by the Company. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other relevant information.

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
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

are carried at cost (unpaid principal balance adjusted for unearned discount and deferred expenses), and are amortized using the effective interest method over the life of the loan.

          Purchase Accounting for Acquisition of Real Estate

                    The fair value of rental real estate acquired subject to existing leases is allocated to the following based on fair values:

•	the acquired tangible assets, consisting of land, building and improvements; and

•	identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and the value of tenant relationships.

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

                    Above-market and below-market lease values for acquired properties are recorded based on the present value of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. Fair market lease rates are measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market rate renewal options for below-market leases. In computing present value, the Company uses a discount rate which reflects the risks associated with the leases acquired. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market renewal options of the respective leases.

                    Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through December 31, 2005, the Company has assigned no value to tenant relationships on any of its acquisitions.

                    For property acquisitions where the Company assumes existing mortgage debt, the debt is recorded at its fair value, based on management’s estimate of current market yields available for comparable financing. The Company amortizes any discount or premium as part of interest expense on the related debt using the effective interest method.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

          Securities Available for Sale

                    Securities are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheets, with unrealized gains and losses included in other comprehensive income, and other than temporary impairments included in current earnings on the Income Statement, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has also adopted the disclosure requirements of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an “other than temporary” loss has not been recognized.

          Structuring Fees Receivable

                    Structuring fees receivable are initially recorded at the discounted value of expected cash receipts, and periodically evaluated for impairment. In accordance with Staff Accounting Bulletin No. 104, fee revenue is recognized as earned when the following criteria are met: (i) evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. The Company amortizes the receivable balance as cash is collected, allocating a portion of the cash received to principal and interest.

          Deferred Origination Fees and Costs

                    In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Company defers the recognition of fees and expenses associated with the origination of its loans held for investment. These items include lender fee income, rate lock income, certain legal fees, insurance costs, rating agency fees and certain other expenses. Deferred fees and costs are recognized as an adjustment to the effective yield over the life of the related asset.

          Sale of Commercial Mortgage Loans

                    Prior to its initial public offering in March 2004, the Company sold a majority of its mortgage loans. Since its initial public offering, the Company’s portfolio business strategy has contemplated selling only a limited number of mortgage loans. The Company does not retain servicing rights for sold loans. When the Company sells mortgage loans, it derecognizes assets sold, records assets received or retained and records a gain or loss on sale. The asset received is generally cash. In certain sale transactions, the Company retains a small cash flow interest in the loans being sold. The Company accounted for sales of mortgage loans in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

          Derivative and Other Risk Management Transactions

                    The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The Company measures derivative instruments at fair value and records each as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.

                    Prior to the CLF, Inc.’s conversion to a REIT on March 24, 2004, the Company used derivatives consisting of U.S. Treasury and Agency lock transactions (“Locks”) to hedge interest rate risk associated with owning fixed rate mortgage loan assets financed by floating rate debt. These Locks, to the extent that the Company has designated them and they qualify as part of a hedging relationship, are treated as fair value hedges in accordance with SFAS 133. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.

                    Subsequent to REIT conversion, the Company began using forward starting interest rate swaps to hedge the variable of changes in the interest-related cash outflows on forecasted future borrowings. These interest rate swaps, to the extent that the Company has designated them and they qualify as part of a hedging relationship, are treated as cash flow hedges in accordance with SFAS 133. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Ineffective portions of hedges are recognized in earnings in the affected period.

          Revenue Recognition

                    Rental revenue on real estate is recognized in accordance with SFAS No. 13, Accounting for Leases. Rental revenue is recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. This includes the effects of rent steps and rent abatements under the leases.

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

                    Gains are recognized on the sale of loans and securities in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company may from time to time split its mortgage loan investments into two notes–a real estate note and a corporate credit note. In these instances, the Company will generally sell the real estate note to a third party and retain the corporate credit note in portfolio. The Company computes gain on these sales by comparing the sales proceeds on the note sold to its cost basis. The Company computes its cost basis on the note sold by allocating the entire basis in the loan between the two notes based on the present value of expected cash flows on each note. In computing present values, management estimates a discount rate based on a benchmark rate plus a market spread based on the credit of the underlying tenant. These estimates reflect market rates that management believes are reasonable. However, the use of different estimates could have an impact on the calculation of gain on sale revenue.

                    The Company may periodically receive breakup fees on contracts in connection with its investments in real estate. The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

          Lease Enhancement Mechanisms

                    The Company utilizes the following lease enhancement mechanisms, primarily as part of its lending programs:

•

casualty and condemnation insurance policies that protect the Company from any right the tenant may have to terminate the underlying net lease or abate rent as a result of a casualty or condemnation; and

•

with respect to a double net lease, borrower reserve funds that protect the Company from any rights the tenant may have to terminate the underlying net lease or abate rent as a result of the failure of the property owner to maintain and repair the property or related common areas.

                    Costs incurred by the Company for lease enhancement mechanisms are typically charged to the borrowers. In instances where costs are not fully absorbed by the borrower, costs are treated in accordance with SFAS No. 91, as a cost of loan origination.

          Impairment of Long-Lived Assets

                    In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its investment in long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the years ended December 31, 2005, 2004 and 2003.

          Marketing and Advertising Costs

                    The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense totaled $615, $688, and $544, in 2005, 2004, and 2003, respectively.

          Income Taxes

                    CLF, Inc. is subject to federal income taxation at corporate rates on its “REIT taxable income.” However, CLF, Inc. is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of CLF, Inc. to taxation at the stockholder level only. CLF, Inc. intends to continue to operate in a manner consistent with and it has elected to be treated as a REIT for tax purposes. From time to time, the Company may conduct a portion of its business through a taxable REIT subsidiary (“TRS”), and the income from the activities of the TRS is subject to federal and state taxation at the applicable corporate rates.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

          Other Comprehensive Income

                    In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company recognizes the change in fair value of its securities held for sale through other comprehensive income. In accordance with SFAS No. 133, the Company recognizes the change in fair value, and gains and losses from the effective portion of its cash flow hedges through other comprehensive income. Realized gains and losses from the effective portion of the cash flow hedges related to the Company’s debt issuances are amortized as a component of interest expense over the term of the related financing, using the constant interest method.

          Earnings per Share

                    In accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. The Company has no dilutive securities or other contracts outstanding and, therefore, there is no difference between basic and diluted EPS results for the Company.

                    The following summarizes the Company’s EPS computations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 (in thousands, except per share amounts):

	December 31,

	2005	2004	2003

Net income allocable to common stockholders	$4,569	$1,360	$6,633
Weighted average number of common shares outstanding, basic and diluted	27,784	22,125	4,108
Earnings per share, basic and diluted	$0.16	$0.06	$1.61

Non-vested shares included in weighted average number of shares outstanding above	496	254	—

          Recently Issued Accounting Pronouncements

                    On December 16, 2004, the FASB issued SFAS No. 123R: (Revised 2004) – Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after December 31, 2005 (or as of January 1, 2006 for the Company). The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

                    On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.

                    In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long–lived, non–financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

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

     4. Mortgage and Other Real Estate Loans Held for Investment

                    Mortgage and other real estate loans held for investment at December 31, 2005 and December 31, 2004, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of December 31, 2005, credit ratings of the underlying tenants ranged from AAA to B+ from Standard & Poor’s. As of December 31, 2005, none of the Company’s loans held for investment were delinquent or in default.

	December 31,
	2005	2004

Principal	$296,479	$206,735
Premium (discount)	1,898	1,158

Carrying amount of loans	298,377	207,893
Deferred origination fees, net	(826)	(546)

Total	$297,551	$207,347

                    The Company’s loans held for investment include a limited number of loan and loan type investments in net lease properties, such as mezzanine loans, development loans, bridge loans and preferred equity investments. These investments are typically short-term in nature and are often subordinate to other financing on the property. These investments aggregated $43,111 as of December 31, 2005, and included the Company’s investments in the Hercules Incorporated building in Wilmington, Delaware, described below.

                    During December 2005, the Company invested $20,120 in an office building in Wilmington, Delaware net leased to Hercules Incorporated. Specifically, the Company made a $14,000 mezzanine loan secured by the borrower’s indirect ownership interest in an entity that owns the building. The Company also made a preferred equity investment of $6,120 in the borrower. The $20,120 invested in the fourth quarter of 2005 is in addition to the $14,000 mezzanine loan and $2,575 preferred equity investment in the same building made in July 2005. The Company’s security interest in the mezzanine loan is subordinated to a first and second mortgage on the real property. The portion of the mezzanine loan originated in December 2005 bears interest at 8.79%, and the portion of the mezzanine loan originated in July 2005 bears interest at 8.54%. The mezzanine loan matures in June 2013. The Company’s preferred equity investment is unsecured. The Company is entitled to a 14.29% current return on the portion of its preferred equity investment funded in December 2005, and a 14.04% current return on the portion of its preferred equity investment funded in July 2005. The Company’s preferred equity investment is mandatorily redeemable in December 2013. The mezzanine loan and preferred equity investments are expected to be retired prior to maturity in 2006 in connection with a recapitalization of the Hercules property. The Company expects to participate in the recapitalization by making a first mortgage loan on the property and a corporate credit note investment. The Company’s investment in the property is expected to be less than $30,000 upon completion of the recapitalization. As of December 31, 2005, Hercules was rated BB and Ba2 by Standard & Poor’s and Moody’s.

                    At December 31, 2005, the mortgage and other real estate loans carried interest rates ranging from 5.28% to 14.29%, and at December 31, 2004, the mortgage and other real estate loans carried interest rates ranging from 4.71% to 10.00%. At December 31, 2005 and December 31, 2004, the weighted average effective interest rate on the mortgage and other real estate loans, as measured against the Company’s cost basis, was 6.86% and 6.56%, respectively.

                    During 2000, the Company recorded a valuation provision of $2,000 related to a group of mortgage loans with Rite Aid Corporation as the tenant under the leases. During 2002, the provision was reduced by $83 due to the prepayment of a Rite Aid loan. During 2003, the provision was eliminated in connection with the sale of the remaining Rite Aid loads held in

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

portfolio. The sale included loans with an aggregate principal amount of $24,920, and in connection with this sale the Company recorded a gain-on-sale of $1,756.

     5. Real Estate Investments

                    During the year ended December 31, 2005, the Company acquired 17 real estate properties for an aggregate purchase price of approximately $566,000. During the year ended December 31, 2004, the Company acquired 9 real estate properties for an aggregate purchase price of approximately $188,000. There were no dispositions of real estate properties during 2005 or 2004. As of December 31, 2005, one of the Company’s real estate properties was classified as held for sale (see Note 6).

                    Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at December 31, 2005 and December 31, 2004:

	December 31,
	2005	2004

Real estate investments, at cost:
Land and improvements	$136,566	$28,226
Building and improvements	557,248	154,078
Intangible assets under SFAS 141	82,862	13,518
Less: Accumulated depreciation and amortization	(11,746)	(1,281)

Real estate investments, net	$764,930	$194,541

Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$15,210	$7,108
Less: Accumulated amortization	(791)	(80)

Intangible liabilities on real estate investments, net	$14,419	$7,028

                    Acquisition costs capitalized as part of buildings and improvements were $2,082 for the year ended December 31, 2005. Interest capitalized as part of buildings and improvements was $1,589 for the year ended December 31, 2005.

                    Amounts for accrued rental income and deferred rental income as of December 31, 2005 and December 31, 2004, were as follows:

	December 31,
	2005	2004

Accrued Rental Income	$6,708	$507
Deferred Rental Income	620	—

                    Accrued rental income is included in other assets on the Company’s Consolidated Balance Sheet. Deferred rental income is included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet.

                    Amortization of intangible assets and liabilities for the years ended December 31, 2005 and December 31, 2004 was as follows:

	December 31,
	2005	2004

Amortization of in-place leases (included in depreciation and amortization expense)	$2,925	$295
Amortization of above-market leases (included as a reduction of rental revenue)	128	—
Amortization of below -market leases (included as a component of rental revenue)	711	80

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    As of December 31, 2005, the Company’s weighted average amortization period on intangible assets was 12.6 years, and the weighted average amortization period on intangible liabilities was 17.6 years.

                    Scheduled amortization on existing intangible assets and liabilities on real estate investments is as follows:

	Intangible	Intangible
	Assets	Liabilities

2006	$7,244	$1,072
2007	7,244	1,072
2008	7,244	1,072
2009	7,244	1,072
2010	7,244	1,072
Thereafter	43,294	9,059

	$79,514	$14,419

                    The Company’s analysis of intangible assets and liabilities acquired in connection with the acquisition of real estate properties is preliminary.

                    All of the Company’s owned properties are pledged as collateral for its related long-term financings. The Company owns and finances each owned property through a separate single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 12.

                    During the three months ended December 31, 2005, the Company completed the following real estate acquisitions:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet

December	Allstate Insurance Company (1)	Various	$59,000	December 2015	377,015
December	Farmers New World Life Insurance Company	Mercer Island, WA	39,550	December 2020	155,200

(1)	The Company acquired a portfolio of three properties, one located in each of Roanoke, Virginia, Charlotte, North Carolina, and Pittsburgh, Pennsylvania. See Note 6.

     6. Discontinued Operations

                    During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company expects to resell the property in the second quarter of 2006.

                    In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as assets held for sale on the December 31, 2005 Consolidated Balance Sheet, and the revenues from the property as income from discontinued operations on the Consolidated Income Statement for the year ended December 31, 2005. Revenue and net income for the Allstate Pittsburgh property were $6 and $6, respectively, for the year ended December 31, 2005. Based on initial pricing expectations, the Company expects to recognize a gain on the sale of the property and, therefore, no impairment loss on the property has been recognized.

     7. Securities Available for Sale and Structuring Fees Receivable

                    Securities available for sale at December 31, 2005 and at December 31, 2004, consisted of the following:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

	Scheduled Maturity Date	December 31,
		2005	2004

BSCMS 1999 CLF1, Class E rated (B+) Face Amount	Nov 2023	$3,326	$3,326
BSCMS 1999 CLF1, Class F rated (CCC) Face Amount	Oct 2023	2,494	2,494
CALFS 1997-CTL1, Class D rated (BB+) Face Amount	Nov 2018	6,000	3,000
CMLBC 2001-CMLB-1, Class E rated (BBB+) Face Amount	Jul 2022	9,526	9,526
CMLBC 2001-CMLB-1, Class G rated (BB+) Face Amount	Mar 2023	9,526	9,526
CMLBC 2001-CMLB-1, Class H rated (B+) Face Amount	Apr 2024	11,907	11,907
CMLBC 2001-CMLB-1, Class J rated (D) Face Amount	Oct 2025	6,383	7,144
CMLBC 2001-CMLB-1, Class K rated (NA) Face Amount	Oct 2025	—	4,766
NLFC 1999-LTL-1, Class D rated (BBB) Face Amount	Feb 2021	5,000	5,000
NLFC 1999-LTL-1, Class E rated (BB) Face Amount	Apr 2022	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) rated (AAA) Carry Value	Jan 2024	8,434	9,908
WBCMT 2004-C15 180D rated (B+) Face Amount	Nov 2009	15,000	—
WBCMT 2004-C15 180E rated (B) Face Amount	Nov 2009	8,000	—
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) rated (BBB) Face Amount	Sep 2019	393	361
BACMS 2002-2, Class V-2 (Sterling Jewelers) rated (BBB-) Face Amount	Jan 2021	602	553
CVS Corporation rated (A-) Face Amount	Jan 2023	—	6,180
CVS Corporation rated (A-) Face Amount	Jan 2028	20,000	—
Yahoo, Inc. rated (BBB-) Face Amount	Aug 2026	31,990	16,999
Unearned Discount		(21,901)	(24,224)

Cost Basis		127,761	77,547
Net unrealized appreciation on securities held for sale		9,648	10,209

Total		$137,409	$87,756

                    The Company recorded other-than-temporary declines in the fair value of two classes of CMLBC 2001 CMLB-1 securities during the year ended December 31, 2005, and one class of BSCMS 1999 CLF1 securities during the years ended December 31, 2005 and December 31, 2004. In the third quarter of 2005, the Company wrote off its entire investment in the CMLBC 2001 CMLB-1, Class K securities ($1,092), and $910 of its carry value on the CMLBC 2001 CMLB-1, Class J securities. These losses resulted primarily from the sale by the CMLBC trust of $22,400 of Winn-Dixie certificates within the trust. The trust undertook these sales to reduce its exposure to assets of Winn-Dixie, which declared bankruptcy in February 2005. The Company’s remaining carrying value of $2,132 on the CMLBC, Class J securities is approximately equal to management’s estimate of the securities’ current fair value.

                    The BSCMS trust includes mortgage loans on two Winn-Dixie stores, one of which defaulted in February 2005. As a result, the Company recorded other-than-temporary declines in the fair value of its BSCMS 1999 CLF1, Class F securities during 2005 and 2004. The Company recorded aggregate losses of $369 in 2005, and $247 in 2004. The Company’s remaining carrying value of $616 on the BSCMS, Class F securities is slightly below management’s estimate of the security’s current fair value.

                    Unrealized gains and losses on securities available for sale at December 31, 2005 and December 31, 2004, included as a component of other comprehensive income consisted of the following:

	December 31,
	2005	2004

Unrealized gains on securities available for sale	$10,002	$10,266
Unrealized losses on securities available for sale	(354)	(57)

                    The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    The following table summarizes the Company’s securities in an unrealized position as of December 31, 2005.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities

In unrealized loss position less than 12 months	$21,881	$318	2
In unrealized loss position 12 or more months	270	36	1

                    The security with an unrealized loss in the “12 or more months” category is a zero coupon bond whose value increases over time as maturity approaches. The Company expects the market value of this security to increase over the next twelve months to an amount in excess of the Company’s carry value.

                    At December 31, 2005 and December 31, 2004, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was approximately 8.2% and 9.9%, respectively. The following summarizes our sales of securities during the years ended December 31, 2005 and December 31, 2004. There were no sales of securities during 2003.

	2005	2004

Net proceeds from sale	$5,787	$55,868
Net gain	174	—

                    Structuring fees receivable of $3,862 and $4,426 at December 31, 2005 and December 31, 2004, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

     8. Fair Value of Financial Instruments

                    For certain of the Company’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, the Company derives or estimates fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the derived fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2005, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenant obligors under related leases.

                    The fair values of cash and cash equivalents, other assets, accounts payable, accrued expenses and other liabilities, and dividends payable approximate their carrying values due to the short maturities of these items.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2005, are as follows:

	Carrying Amount	Notional Amount	Estimated Fair Value

Assets:
Mortgage and other real estate loans held for investment	$298,377	$296,479	$307,829
Securities available for sale	137,409	149,662	137,409
Structuring fees receivable	3,862	N/A	3,862
Derivative assets	1,082	82,852	1,082
Liabilities:
Repurchase agreements	129,965	129,965	129,965
Mortgages on real estate investments	551,844	546,284	545,289
Collateralized debt obligations	268,156	268,500	262,955
Other long-term debt	30,930	30,930	30,849
Derivative liabilities	298	43,029	298

                    The methodologies used and key assumptions made to estimate fair values are as follows:

                    Mortgage and other real estate loans held for investment—The fair value of our primarily fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

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

                    Repurchase agreements—Management believes that the stated interest rates (all of which are floating rate, based on short-term interest rates) approximate market rates (when compared to similar credit facilities with similar credit risk). As such, the fair value of the repurchase agreement is estimated to be equal to the outstanding principal amount.

                    Mortgages on real estate investments and collateralized debt obligations—The fair value of mortgages payable on real estate investments and collateralized debt obligations is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates. For mortgages where the Company has an early prepayment right, management also considers the prepayment amount to evaluate the fair value.

                    Other long-term debt—The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

                    Derivative assets and liabilities—The fair value of the Company’s derivative assets and liabilities is estimated using current market quotes and third-party quotations, where available.

     9. Other Assets

                    Other assets as of December 31, 2005 consisted of the following:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

December 31,
2005

Receivables and accrued interest	$6,515
Prepaid expenses and deposits	2,077
Reserve accounts	8,131
Escrow held with mortgage lender	9,507
Funds with CDO trustee pending distribution or reinvestment	16,638
Amounts held by servicer	1,483
Derivative assets	1,082
Accrued rental income	6,708
Debt issuance costs, net	6,975
Other	1,362

Total	$60,478

                    The amounts included in other assets for the year ended 2004 were not material.

     10. Repurchase and Other Short-Term Financing Agreements

                    As of December 31, 2005, the Company had a $250,000 repurchase agreement and a $100,000 real property acquisition facility in place for short-term liquidity requirements with Wachovia Bank, N.A. and its affiliate. On March 1, 2005, the Company’s repurchase agreement with Bank of America (“BofA”) expired unused.

                    Amounts related to the Company’s repurchase agreements as of December 31, 2005 and December 31, 2004, are as follows:

	December 31, 2005 Wachovia	December 31, 2004
		BofA	Wachovia	Total

Collateral carry value
Loans	$116,881	$22,800	$136,477	$159,277
Securities	43,785	—	41,130	41,130

Total	$160,666	$22,800	$177,607	$200,407

Borrowings
Loans	$94,341	$—	$102,288	$102,288
Securities	35,624	—	31,543	31,543

Total	$129,965	$—	$133,831	$133,831

                    The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day LIBOR) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreements for the years ended December 31, 2005 and December 31, 2004, are as follows:

	Dec 31, 2005	Dec 31, 2004

Bank of America-mortgage loan repurchase agreements	N/A	2.59%
Bank of America-CMBS repurchase agreements	N/A	1.90%
Wachovia-mortgage loan repurchase agreements	4.13%	2.64%
Wachovia-CMBS repurchase agreements	4.12%	2.48%

                    As of December 31, 2005 and December 31, 2004, the 30-day LIBOR rate was 4.39% and 2.40%, respectively.

                    During August 2005, the Company entered into a short-term borrowing facility with aggregate borrowing capacity of $100,000 with Wachovia Bank, N.A. and its affiliate. The facility permits the Company to finance its real property acquisitions for up to 90 days while long-term financing is arranged. The facility consists of two loan agreements with a 364-day term (terminating on August 25, 2006), and the Company’s repurchase agreement is co-terminus with the real property acquisition facility. The Company expects to renew these agreements prior to expiration. The Company is required to pay interest on its

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread (ranging from 95 to 225 basis points). As of December 31, 2005, the Company had not yet drawn under the real property acquisition facility.

                    The Company is required to comply with the following financial covenants under its short-term financing agreements: minimum liquidity, minimum tangible net worth and maximum leverage. As of December 31, 2005, the Company was in compliance with the terms of its short-term financing agreements.

     11. Risk Management Transactions

                    The Company’s objectives in using derivatives include adding stability to interest expense and managing its exposure to interest rate movements. The Company uses forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of December 31, 2005, the Company was hedging its exposure to such variability through July 2016. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

                    Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

                    Amounts related to open positions, as of December 31, 2005 and December 31, 2004, are as follows:

	December 31, 2005		December 31, 2004

Description	Notional Amount	Fair value	Notional Amount	Fair value

Interest rate swaps	$125,881	$784	$228,182	$(7,312)

                    At December 30, 2005 and December 31, 2004, the Company had hedged the following future borrowings:

	December 31,
	2005	2004

Future borrowings (principal amount)	$125,881	$228,182

                    At December 31, 2005 and December 31, 2004, derivatives with a fair value of $(298) and $(7,355), respectively, were included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet. At December 31, 2005 and December 31, 2004, derivatives with a fair value of $1,082 and $42, respectively, were included in other assets on the Company’s Consolidated Balance Sheet. For the years ended December 31, 2005 and December 31, 2004, the Company had net realized losses of $11,206 and $1,694, respectively, related to cash flow hedges. The net realized losses are included in Other Comprehensive Income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Income Statement over the expected term of the Company’s related debt issuances. Within the next twelve months, the Company estimates that $1,173 of losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense. The change in net unrealized gains and losses of $8,098 and $(7,312) in the years ended December 31, 2005 and December 31, 2004, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

                    (Gain) loss on derivatives on the Consolidated Income Statement includes $159 and $0 of net income due to hedge ineffectiveness for the years ended December 31, 2005 and December 31, 2004, respectively. For the years ended December 31, 2005 and December 31, 2004, the Company reclassified $877 and $24, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

                    Consistent with the cash flows of the related financing, the Company classifies the cash flows from derivatives that are accounted for as cash flow hedges as a financing activity on the Consolidated Statements of Cash Flows.

     12. Long-Term Debt

                    Our long-term debt consists of the following:

                    •     mortgage notes on real estate investments;

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    •     collateralized debt obligations; and

                    •     trust preferred securities.

          Mortgages Notes on Real Estate Investments

                    The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

	Dec 31, 2005		Dec 31, 2004
						Effective Rate (1)
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon		Maturity

Choice Hotels International, Inc., Silver Spring, MD	$32,199	$32,199	$32,625	$32,625	5.30%	5.34%	May-13
Omnicom Group, Inc., Irving, TX	13,575	13,575	—	—	5.24%	5.30%	May-13
Capital One Financial Corporation, Plano, TX	20,925	20,925	—	—	5.24%	5.29%	May-13
Aon Corporation, Glenview, IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov-14
Cadbury Schweppes Holdings (US), Whippany, NJ	36,000	36,000	—	—	5.26%	5.34%	Mar-15
ITT Industries, Inc., Herndon, VA	41,700	41,700	—	—	5.33%	5.48%	Jun-15
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	—	—	5.10%	5.37%	Jul-15
Abbott Laboratories, Waukegan, IL	15,244	15,244	—	—	5.11%	5.16%	Aug-15
US Government (NIH), N. Bethesda, MD	65,188	65,188	—	—	5.32%	5.55%	Sep-15
US Government (SSA), Austin, TX	5,391	5,391	—	—	5.23%	5.44%	Sep-15
US Government (DEA), Birmingham, AL	11,280	11,280	—	—	5.23%	5.41%	Sep-15
US Government (FBI), Birmingham, AL	18,800	18,800	—	—	5.23%	5.31%	Sep-15
Tiffany & Co, Parsippany, NJ	58,400	58,400	—	—	5.33%	5.34%	Oct-15
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	—	—	5.69%	5.72%	Jan-16
Allstate Insurance Company, Charlotte, NC	20,209	20,209	—	—	5.68%	5.71%	Jan-16
Allstate Insurance Company, Roanoke, VA	21,516	21,516	—	—	5.68%	5.71%	Jan-16
US Government (Department of Veterans Affairs), Ponce, PR	7,317	7,670	7,735	8,117	7.30%	6.41%	Apr-16
Walgreen Co., Pennsauken, NJ	2,046	2,208	2,162	2,347	7.65%	6.04%	Oct-16
Walgreen Co., Portsmouth, VA	3,304	3,525	3,410	3,650	7.20%	6.18%	Jul-18
US Government (EPA), Kansas City, KS	21,395	25,151	—	—	7.57%	5.74%	Oct-22
US Government (OSHA), Sandy, UT	14,670	15,738	—	—	6.28%	5.52%	Jan-24

Total	$546,284	$551,844	$110,732	$111,539

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. The Company’s book value before accumulated depreciation and amortization on the mortgaged properties aggregated $776,676 at December 31, 2005.

          Collateralized Debt Obligations

                    In March 2005, the Company completed its first collateralized debt obligation, or CDO. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets into the pool, and created $285,000 face amount of multi-class notes and $15,000 of preferred equity through the CDO trust. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the assets in the pool. The following table summarizes the assets in the Company’s portfolio posted as CDO collateral as of December 31, 2005.

Carry Value

Long-Term Mortgage Loans	$168,091
Corporate Credit Notes	12,730
CMBS and Other Real Estate Securities	68,513

Total	$249,334

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    The table does not include approximately $37,725 of intercompany corporate credit notes that are eliminated from the Company’s balance sheet in consolidation.

          Trust Preferred Securities

                    On December 13, 2005, the Company’s operating partnership, Caplease, LP, completed the issuance and sale in a private placement of $30,000 in aggregate principal amount of fixed/floating rate preferred securities issued by the operating partnership’s wholly-owned subsidiary, Caplease Statutory Trust I. The trust simultaneously issued 930 of its common securities to the operating partnership for a purchase price of $930, which constitutes all of the issued and outstanding common securities of the trust. The trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $30,930 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due January 30, 2036, issued by the operating partnership. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 2.60% per annum. The notes mature on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, beginning on January 30, 2011. The preferred and common securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the redemption or maturity of the notes.

                    The principal amount of the junior subordinated notes of $30,930 is reported as other long-term debt on the Company’s Consolidated Balance Sheet at December 31, 2005. However, because the Company is not deemed to be the primary beneficiary of the trust under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, the Company’s investment in the trust is not eliminated from the Company’s financial statements in consolidation. Instead, the Company records its investment in the trust’s common shares of $930 as part of other assets on the Company’s Consolidated Balance Sheet.

                    The Company incurred issuance costs associated with the offering of $972. These costs are included as a component of prepaid and other assets on the Company’s Consolidated Balance Sheet, and are being amortized into interest expense using the effective yield method through the date the fixed interest period expires (the expected maturity date of the trust preferred securities). The Company’s effective borrowing rate on the trust preferred securities, inclusive of deferred issuance costs, is approximately 8.32% per annum.

                    The Company has entered into a parent guarantee agreement for the purpose of guaranteeing the payment, after the expiration of any grace or cure period, of any amounts required to be paid by the operating partnership. The obligations of the Company under the parent guarantee agreement constitute unsecured obligations of the Company and rank subordinate and junior to all senior debt of the Company. The parent guarantee agreement will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated notes upon liquidation of the trust.

                    Scheduled principal amortization and balloon payments for long-term debt for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total

2006	$2,567	$—	$2,567
2007	4,259	—	4,259
2008	6,473	—	6,473
2009	8,015	—	8,015
2010	32,428	—	32,428
Thereafter	146,240	650,948	797,188

	$199,982	$650,948	$850,930

     13. Related Party Transactions

                    One of CLF, Inc.’s Board members, Jeffrey Rogatz, owns approximately 1.5% of the preferred equity of the owner of an office building in Wilmington, Delaware, net leased to Hercules Incorporated, and has the right to share in an incentive fee under certain circumstances upon a refinancing of the debt on the property or a sale of the property. During 2005, the Company made a $28,000 mezzanine loan and a pari passu $8,695 preferred equity investment to finance the owner’s purchase of the building. As required by the Company’s conflict of interest policy, the disinterested directors on CLF, Inc.’s Board approved the Company’s investment in the property.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    In February 2001, the Company originated a net lease loan on a real property owned by a limited partnership in which certain executive officers of the Company have an indirect ownership interest. The loan was sold to Wachovia in February 2001, and the limited partnership agreed to pay the Company an advisory fee from the rent payable by the tenant at the real property in the amount of approximately $66 a month until November 2010. The Company recognized a gain on the sale of the mortgage loan of $4,963. An affiliate of the limited partnership is also a party to a management agreement with the tenant for the operation of the property, and another affiliate of the limited partnership subleases a portion of the leased building from the tenant at a nominal amount. No failure to perform under the management agreement or sublease entitles the tenant to any rent abatement or termination under the lease. Interest income earned on the structuring fee receivable totaled approximately $273, $312, and $350, during the years ended December 31, 2005, 2004, and 2003, respectively, and is included in interest income in the Consolidated Income Statements.

                    The chairman of CLF, Inc.’s board of directors, Lewis S. Ranieri, is the chairman and president, a director and majority stockholder of Hyperion Funding II Corp., which is the sole general partner of Hyperion Ventures II L.P., which is the sole general partner of Hyperion Partners II L.P. (“HP”). On November 1, 2004, Caplease, LP entered into two contracts of sale with HP. Under the terms of the two contracts, the Company acquired HP’s beneficial interest in two trusts. Each trust’s sole asset is a free-standing Walgreen’s retail store, one located in Portsmouth, Virginia, and the second located in Pennsauken, New Jersey. Caplease, LP paid HP an aggregate purchase price of approximately $7,200 under the contracts, inclusive of the face amount of debt assumed of approximately $5,600. As required by the Company’s conflict of interest policy, this transaction was approved by the Company’s disinterested directors. The Company recorded the mortgage loans assumed in this purchase transaction at their respective fair values, totaling approximately $6,000.

                    Approximately $41 was due to the Company from an affiliate of HP as of December 31, 2003. The Company received this amount in full during the year ended December 31, 2004.

                    For the year ended December 31, 2003, the Company classified Wachovia Bank as a related party, because of its affiliate’s approximately 26.7% ownership in the Predecessor. Subsequent to the Company’s initial public offering, this ownership was reduced to less than five percent, and as such, the Company no longer classifies Wachovia Bank as a related party. The Company has entered into a loan servicing arrangement with Wachovia Bank. Servicing fees paid to Wachovia Bank during the years ended December 31, 2005, 2004, and 2003, were $210, $32, and $41, respectively. From time to time, the Company sells mortgage loans to affiliates of Wachovia Bank. Loans with aggregate face amounts of approximately $9,702, $0, and $59,000 were sold to affiliates of Wachovia Bank during the years ended December 31, 2005, 2004, and 2003, respectively. Wachovia Bank has provided mortgage debt financing to the Company for certain of the Company’s owned real property investments. As of December 31, 2005, the Company had outstanding mortgage debt owed to Wachovia Bank of approximately $383,501. The Company has also entered into a repurchase agreement and real property acquisition facility with Wachovia Bank and its affiliate (see Note 10 above). Affiliates of Wachovia Bank also provide investment banking services to the Company from time to time, including in connection with the Company’s initial public offering, March 2005 CDO issuance and October 2005 preferred stock offering.

                    Approximately $92 and $81 in notes payable was due from employees as of December 31, 2005 and 2004, respectively.

     14. Commitments and Contingencies

                    The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on its business, results of operations or financial condition.

                    As an owner of commercial real estate, the Company is subject to potential environmental costs. At December 31, 2005, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

                    The Company is obligated under two letters of credit in the aggregate of $16,671 issued to its mortgage lender in connection with obtaining long-term financing of two of its owned real properties (the United States Government/DEA Property and the United States Government/SSA Property). Each letter of credit was issued for the full amount the Company borrowed from the lender on the property ($11,280 letter of credit in the case of the DEA Property and $5,391 letter of credit in the case of the SSA Property). The lender may draw on the letters of credit if it does not receive evidence that a certificate of occupancy for the property has been obtained, construction of the property has been completed and there has been no default on the underlying lease by April 21, 2006 (in the case of the DEA Property) or by June 22, 2006 (in the case of the SSA Property). The Company does not expect any draw on either of these letters of credit.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    During May 2005, the Company acquired a real property in Herndon, Virginia net leased to ITT Industries, Inc., and agreed under the tenant’s lease to fund expected improvements to the real property of approximately $9,500. During May 2005, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of December 31, 2005, $1,567 of these funds have been disbursed.

                    The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property net leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $102, $100 and $117 for the years ended December 31, 2005, 2004 and 2003, respectively.

                    The Company had outstanding commitments to fund loans of approximately $2,101 related to certain of its development or joint-venture loans as of December 31, 2005. As of December 31, 2005, advances of $1,716 had been made against these commitments.

                    As of December 31, 2005, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines. The future minimum lease payments under these lease agreements at December 31, 2005 were:

2006	$258
2007	38
2008	36
2009	34
2010	17
Thereafter	—

$384

                    Included in general and administrative expense is rent expense of approximately $619, $510, and $510 (net of sublease income of $5, $60, and $60) for the years ended December 31, 2005, 2004 and 2003, respectively.

     15. Stockholders’ Equity

          Stock Issuances

                    CLF, Inc.’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of December 31, 2005, CLF, Inc. had issued and outstanding 27,868,480 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

                    In November 2003, CLF, Inc. issued 139,134 shares of its common stock to certain current and former employees of the Predecessor.

                    In March 2004, CLF, Inc. issued 23,000,000 shares of common stock in an initial public offering. Also in March 2004, in connection with CLF, Inc.’s acquisition of the Predecessor, CLF, Inc. issued 3,968,800 shares of its common stock to the former owners of the Predecessor.

                    Since CLF, Inc.’s initial public offering, it has issued an aggregate of 760,546 shares of common stock (net of forfeitures) to its directors, executive officers and other employees pursuant to the Company’s stock incentive plan (see Note 16 below).

                    On October 19, 2005, CLF, Inc. issued 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share. The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $33,657.

                    The Series A preferred stock ranks senior to CLF, Inc.’s common stock and junior to all of the Company’s existing and future indebtedness. Investors in the Series A preferred stock are entitled to receive cumulative cash distributions at a

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

rate of 8.125% per annum of the $25.00 liquidation preference per share (equivalent to $2.03125 per annum per share). The annual dividend rate will increase to 9.125% if the Series A preferred stock is delisted from the New York Stock Exchange following a change of control of CLF, Inc.

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

          Dividends

                    On October 15, 2004, CLF, Inc. paid a dividend of $0.10 per share to its common stockholders. The dividend was declared on September 14, 2004, to common stockholders of record as of September 30, 2004.

                    On January 14, 2005, CLF, Inc. paid a dividend of $0.15 per share to its common stockholders. The dividend was declared on December 20, 2004, to common stockholders of record as of December 31, 2004.

                    On April 15, 2005, CLF, Inc. paid a dividend of $0.18 per share to its common stockholders. The dividend was declared on March 22, 2005, to common stockholders of record as of March 31, 2005.

                    On July 15, 2005, CLF, Inc. paid a dividend of $0.18 per share to its common stockholders. The dividend was declared on June 15, 2005, to common stockholders of record as of June 30, 2005.

                    On October 17, 2005, CLF, Inc. paid a dividend of $0.18 per share to its common stockholders. The dividend was declared on September 15, 2005, to common stockholders of record as of September 30, 2005.

                    On January 17, 2006, CLF, Inc. paid a dividend of $0.20 per share to its common stockholders. The dividend was declared on December 6, 2005, to common stockholders of record as of December 30, 2005.

                    On January 17, 2006, CLF, Inc. paid a dividend of $0.48524 per share to its Series A preferred stockholders. The dividend was declared on December 6, 2005, to Series A preferred stockholders of record as of December 30, 2005.

     16. Stock Based Compensation

                    The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 1,073,000 shares of common stock are authorized for issuance under the stock plan.

                    The shares the Company issues under the stock plan are accounted for under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation.” The Company accounts for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB25”) and related interpretations. APB25 requires compensation cost to be measured as the fair value of the Company’s stock less the amount, if any, that the employee is required to pay. The Company measures compensation costs for share awards under the stock plan as of the grant date and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the requisite service period. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    The following is a summary of awards the Company has made under the stock plan through December 31, 2005.

	Total Shares Awarded	Shares Forfeited through December 31, 2005	Net Shares Awarded as of December 31, 2005	Unvested Shares as of December 31, 2005

2004 Awards	387,396	6,350	381,046	116,154	(1)
2005 Awards	383,500	4,000	379,500	379,500	(2)

	770,896	10,350	760,546	495,654

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

                    As of December 31, 2005, $2,104 of deferred compensation expense was included in the Company’s Consolidated Balance Sheet as a component of additional paid in capital. This amount is expected to be charged to the Company’s Consolidated Income Statement over the remaining vesting period (through March 2008). The amount of deferred compensation expense for awards of 133,333 shares made in 2005 has not yet been measured and included as a component of additional paid in capital because the grant date (as defined under relevant accounting guidance) has not yet occurred.

                    The following summarizes the expense the Company recorded in its Consolidated Income Statement during the years ended December 31, 2005 and December 31, 2004, for awards under the stock plan:

	December 31,

	2005	2004

General and administrative expenses-stock based compensation	$2,235	$3,825

                    On November 17, 2003, CLF, Inc. sold 139,134 shares of its common stock to certain current and former employees of the Predecessor for $0.10 per share. The Company recorded no compensation expense in connection with the issuance of the 139,134 shares, since the fair value of the stock on the date of sale was equal to the $0.10 per share purchase price. Upon completion of CLF, Inc.’s initial public offering on March 24, 2004, the difference between the public offering price per share of $10.50 and the price at which these individuals purchased the shares was recognized as a $1,447 expense (a component of General and administrative–stock based compensation expense) in the Company’s Consolidated Income Statement.

     17. Rental Income

                    The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2025 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2005, are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

2006	$57,240
2007	59,640
2008	60,178
2009	58,287
2010	56,116
Thereafter	490,829

$782,290

     18. Concentration Risks

                    The Company relies on Wachovia Bank to provide the majority of its cash for financing its portfolio investments, including through a short-term repurchase agreement and mortgage financings on owned real properties. Deterioration in the financial condition of Wachovia Bank could have a negative impact on the Company’s ability to continue to make asset investments. However, management is confident that alternative funding sources could be obtained with substantially similar terms. As of December 31, 2005, Wachovia carried an A+ rating from Standard & Poor’s.

                    During 2005, approximately 16.3% of the Company’s total revenue was derived from one tenant (Aon Corporation).

     19. 401(k) Plan

                    The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. For the years ended December 31, 2005, December 31, 2004, and December 31, 2003, the Company made matching contributions of $68, $241, and $272, respectively.

     20. Pro Forma Condensed Consolidated Income Statements (Unaudited)

                    The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2004, the Company acquired all real properties purchased during 2005 and 2004. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

                    The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at January 1, 2004, nor do they purport to represent the Company’s future results of operations.

	2005	2004

Total revenues	$98,083	$81,583

Income from continuing operations	$7,106	$7,158

Income per basic and diluted common share from continuing operations	$0.26	$0.32

     21. Segment Reporting

                    SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders. SFAS No. 131 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: operating net lease real estate (including its investments in owned properties) and lending investments (including its loan investments as well as its investments in securities). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

                    Selected results of operations for the years ended December 31, 2005 are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

	Corporate / Unallocated	Operating Net Lease Real Estate	Lending Investments	Total

Total revenues	$1,090	$44,352	$27,609	$73,052
Total expenses & minority interest	12,493	39,254	16,181	67,928
Income (loss) from continuing operations	(11,402)	5,098	11,428	5,124
Total assets	48,007	797,945	440,536	1,286,488

                    Selected results of operations for the year ended December 31, 2004 are as follows:

	Corporate / Unallocated	Operating Net Lease Real Estate	Lending Investments	Total

Total revenues	$603	$6,356	$14,045	$21,004
Total expenses & minority interest	11,869	4,206	3,569	19,644
Income (loss) from continuing operations	(11,266)	2,150	10,476	1,360
Total assets	31,454	247,325	302,923	581,702

     22. Quarterly Financial Information (Unaudited)

                    The following table sets forth selected quarterly financial data for the Company for 2005 and 2004.

		Revenue	Net income applicable to common shares	Basic and diluted income per common share

2005

	December 31	$24,572	$1,067	$0.04
	September 30	21,185	(273)	(0.01)
	June 30	15,388	1,554	0.06
	March 31	11,907	2,222	0.08

2004

	December 31	11,223	3,101	0.11
	September 30	5,017	2,007	0.07
	June 30	2,799	443	0.02
	March 31	1,966	(4,192)	(0.71)

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding.

     23. Variable Interest Entities

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
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

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

                    As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded five such loans as of December 31, 2005, with an aggregate unpaid principal amount of approximately $1,716 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

                    During 2005, the Company invested $36,695 in an office building in Wilmington, Delaware net leased to Hercules Incorporated, including a $28,000 mezzanine loan investment and an $8,695 preferred equity investment. The Company has determined that that its borrower is a VIE under FIN 46, but did not consolidate the borrower because the Company concluded it was not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this VIE is the amount invested in the property.

                    The Company previously treated the borrower under a mortgage loan it originated in 2004 on a Home Depot store in Westminster, Colorado, as a VIE, as the equity owners of the borrower were required to pay the Company 25% of any gain on the sale of the underlying property. The Company did not, however, consolidate the VIE, as the Company was not the primary beneficiary of the VIE. During December 2005, the Company’s mortgage loan was repaid in connection with a sale of the property. The Company’s share of the gain on sale was approximately $194.

                    Based on the provisions of FIN 46, the Company concluded to consolidate at December 31, 2004 the Cadbury property in Whippany, New Jersey that it acquired in January 2005, and to consolidate at June 30, 2005 the U.S. Government/National Institutes of Health (“NIH”) property in North Bethesda, Maryland that it acquired in September 2005. The Company did so because it concluded based on an analysis of FIN 46 that the purchase price deposit that it had funded into escrow under its purchase and sale agreement ($2,000 in the case of Cadbury and $4,000 in the case of NIH) made the Company the primary beneficiary of the expected losses of the property owner. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount of its deposit. Creditors of the VIEs have no recourse against the Company.

                    As of December 31, 2004, the Company recorded $48,000 of “Real estate investments consolidated under FIN 46” (representing the Company’s purchase price for the Cadbury property) on its Consolidated Balance Sheet. The Company also recorded $4,815 of “Mortgage on real estate investments consolidated under FIN 46” (representing the liabilities of the property owner). The Company also recorded the net balance of the assets and liabilities consolidated as “Minority interest in real estate investments consolidated under FIN 46.”

                    At June 30, 2005, the Company recorded $81,500 of “Real estate investments consolidated under FIN 46” (representing the Company’s purchase price for the NIH property) on its Consolidated Balance Sheet. The Company also recorded $50,887 of “Mortgage on real estate investments consolidated under FIN 46” (representing the liabilities of the property owner). The Company also recorded the net balance of the assets and liabilities consolidated as “Minority interest in real estate investments consolidated under FIN 46.”

                    The Company’s Consolidated Income Statement for the year ended December 31, 2005, includes total revenue of $3,460, total expenses of $3,515, and minority interest in consolidated entities of ($55), associated with the NIH property prior to the Company’s acquisition of the property on September 9, 2005.

     24. Subsequent Events

                    On January 24, 2006, the Company entered into an agreement to purchase an approximately one million square foot warehouse and distribution facility in Philadelphia, Pennsylvania, for a purchase price of $90,125. The facility is net leased to a subsidiary of TJX Companies, Inc. through June 2021. The acquisition closed on March 10, 2006. The Company financed its acquisition at the closing with $71,700 of mortgage debt secured by the TJX property at a coupon rate of 5.57%.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2005, 2004 and 2003

                    On January 27, 2006, the Company entered into an agreement to purchase two adjacent office buildings aggregating approximately 260,000 square feet in Denver, Colorado, for a purchase price of $69,300. Each of the buildings is fully net leased to Invesco Funds Group, Inc., a subsidiary of AMVESCAP, PLC, through October 2016.

Capital Lease Funding, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(amounts in thousands)

Schedule III

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which Depreciation is Computed

Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Abbott Laboratories, Columbus, OH	$8,187	$1,025	$10,066	$—	$—	$1,025	$10,066	$11,091	$291	1980	11/5/2004	40 years

Abbott Laboratories, Waukegan, IL	17,753	2,500	15,430	—	—	2,500	15,430	17,930	152	2000	8/9/2005	40 years

Allstate Insurance Company, Charlotte, NC	24,762	7,100	14,594	—	—	7,100	14,594	21,694	11	1973, renovated in the 1990s	12/21/2005	40 years

Allstate Insurance Company, Roanoke, VA	26,363	3,200	20,930	—	—	3,200	20,930	24,130	15	1967/70, with an addition in 1982	12/21/2005	40 years

Aon Corporation, Glenview, IL	73,871	11,000	68,591	—	—	11,000	68,591	79,591	2,346	1975, renovated in 1999	8/19/2004	40 years

Baxter International, Inc., Bloomington, IN	7,039	1,200	9,181	—	—	1,200	9,181	10,381	279	1996, renovation and warehouse addition in 2004	10/13/2004	40 years

Cadbury Schweppes Holdings (US), Whippany, NJ	39,714	6,300	38,994	—	1,217	6,300	40,211	46,511	502	2005	1/6/2005	40 years

Capital One Financial Corporation, Plano, TX	23,733	6,670	18,816	—	—	6,670	18,816	25,486	246	1999	6/23/2005	40 years

Choice Hotels International, Inc., Silver Spring, MD	32,199	5,500	36,806	—	—	5,500	36,806	42,306	1,017	Building 10720 - 1981, 10750 - 1971, 10770 - 1986	11/23/2004	40 years

Crozer-Keystone Health System, Ridley, PA	4,272	—	5,015	—	771	—	5,785	5,785	179	1977, currently under renovation	8/9/2004	40 years

CVS Corporation, Randolph, MA	9,156	6,300	7,801	—	—	6,300	7,801	14,101	245	1966, renovated in 1992-1993	9/29/2004	40 years

Farmers New World Life Insurance Company, Mercer Island, WA	33,102	24,000	10,035	—	—	24,000	10,035	34,035	7	1982	12/22/2005	40 years

ITT Industries, Inc., Herndon, VA	48,001	5,300	40,221	—	1,568	5,300	41,789	47,089	612	1998	5/23/2005	40 years

Lowes Companies, Inc., Aliso Viejo, CA	45,811	26,600	20,829	—	—	26,600	20,829	47,429	307	2004	5/31/2005	40 years

Omnicom Group, Inc., Irving, TX	15,012	2,620	11,800	—	—	2,620	11,800	14,420	154	1997	6/23/2005	40 years

Tiffany & Co, Parsippany, NJ	62,914	7,400	62,150	—	47	7,400	62,197	69,597	402	Warehouse Mezzanine - 2000, Garage 2001, East Wing Office - 2002	9/28/2005	40 years

US Government (DEA), Birmingham, AL	12,609	1,000	11,591	—	258	1,000	11,849	12,849	14	Nov-2005	8/11/2005	40 years

US Government (Department of Veterans Affairs), Ponce, PR	7,670	2,120	10,252	—	—	2,120	10,252	12,372	299	March 2000	11/1/2004	40 years

US Government (EPA), Kansas City, KS	27,085	250	29,476	—	—	250	29,476	29,726	281	2003	8/11/2005	40 years

US Government (FBI), Birmingham, AL	20,890	2,200	20,171	—	—	2,200	20,171	22,371	197	2005	8/11/2005	40 years

US Government (NIH), N. Bethesda, MD	65,188	10,350	61,512	—	—	10,350	61,512	71,862	478	1989	9/9/2005	40 years

US Government (OSHA), Sandy, UT	19,351	1,750	18,484	—	—	1,750	18,484	20,234	180	2004	8/11/2005	40 years

US Government (SSA), Austin, TX	6,172	1,100	4,313	—	138	1,100	4,451	5,551	3	Dec 2005	8/11/2005	40 years

Walgreen Co., Pennsauken, NJ	2,208	463	2,629	—	—	463	2,629	3,092	77	1996	11/1/2004	40 years

Walgreen Co., Portsmouth, VA	3,526	618	3,563	—	—	618	3,563	4,181	105	1998	11/1/2004	40 years

	$636,588	$136,566	$553,250	$—	$3,999	$136,566	$557,248	$693,814	$8,399

Capital Lease Funding, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(amounts in thousands)
Schedule III—(Continued)

Real estate
Balance-January 1, 2004		$—

Additions during the year:
Property acquisitions	182,131
Costs capitalized subsequent to acquisition	174

Balance-December 31, 2004		$182,305	(1)

Property acquisitions	508,597
Costs capitalized subsequent to acquisition	2,912

Balance-December 31, 2005		$693,814

Accumulated depreciation
Balance-January 1, 2004		$—

Additions during the year:
Depreciation on property	1,281

Balance-December 31, 2004		$1,281

Additions during the year:
Depreciation on property	7,118

Balance-December 31, 2005		$8,399

(1) Last year’s presentation included the balance of intangible assets under SFAS 141 of $13,517. This year’s presentation excludes the balances related to intangible assets under SFAS 141.

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Mortgage Loan on Real Estate
December 31, 2005
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Long-Term Mortgage Loans

Autozone, Inc.	Douglas and Valdosta, GA	6.500%	Nov 2022	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	$2,039	$2,039
Best Buy Co., Inc.	Chicago, IL	6.403%	Mar 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	18,324	18,324
City of Jasper, Texas	Jasper, TX	7.000%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,706	1,654
CVS Corporation	Bangor, PA	6.280%	Jan 2026	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,414	2,371
CVS Corporation	Athol, MA	6.460%	Jan 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,463	1,464
CVS Corporation	Asheville, NC	6.530%	Jan 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,297	2,363
CVS Corporation	Washington, DC	8.100%	Jan 2023	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,505	2,683
CVS Corporation	Bluefield, WV	8.000%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,324	1,453
CVS Corporation	Sunbury, PA	7.500%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,656	1,614
CVS Corporation	Oak Ridge, NC	6.990%	Aug 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,163	3,163
CVS Corporation	Southington, CT	8.260%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,733	1,944
CVS Corporation	Willimantic, CT	8.260%	Jan 2023	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,992	2,239
CVS Corporation	Stow, OH	8.260%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,351	2,636
CVS Corporation	Greensboro, GA	6.520%	Jan 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	1,379	1,379
CVS Corporation	Shelby Twp., MI	5.980%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,540	2,540
Harris Bankcorp, Inc.	Chicago, IL	6.810%	Aug 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,467	4,467
Home Depot USA, Inc.	Chelsea, MA	5.360%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,501	8,501
Home Depot USA, Inc.	Tullytown, PA	6.620%	Jan 2033	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,432	8,432
Kohls Corporation	Chicago, IL	6.690%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	48,001	48,001
Koninklijke Ahold, N.V.	Bensalem, PA	7.240%	May 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,092	3,155
Koninklijke Ahold, N.V.	Upper Darby Township, PA	7.290%	Apr 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,656	6,350
Koninklijke Ahold, N.V.	North Kingstown, RI	7.500%	Nov 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,646	6,625
Koninklijke Ahold, N.V.	Tewksbury, MA	7.500%	Jan 2027	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,511	6,505
Lowes Companies, Inc.	Framingham, MA	5.870%	Sep 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	27,864	27,864
Lowes Companies, Inc.	Matamoras, PA	6.610%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,159	7,159

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Mortgage Loan on Real Estate
December 31, 2005
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest

National City Bank	Chicago, IL	5.890%	Dec 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,065	3,150
Natural Gas Pipeline Company of America	Lombard, IL	5.970%	Jun 2007	Principal and Interest are payable semi-annually at a varying amount, over the life to maturity	N/A	8,151	8,151
Neiman Marcus Group, Inc.	Las Vegas, NV	6.060%	Nov 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,381	8,029
United States Postal Service	Scammon Bay, AK	7.050%	Oct 2021	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	955	975
University of Connecticut Health Center	Farmington, CT	6.340%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	22,164	23,019
Walgreen Co.	Rosemead, CA	5.990%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,651	4,651
Walgreen Co.	Dallas, TX	6.460%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,481	3,481
Walgreen Co.	Montebello, CA	6.100%	Feb 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,633	4,633
Xerox Corporation (1)	El Segundo, CA	7.541%	Nov 2007	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	9,322	9,319

						238,018	240,333

Corporate Credit Notes

Albertsons, Inc.	Los Angeles, CA	6.500%	Sep 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	363	327
Albertsons, Inc.	Norwalk, CA	6.330%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	399	394
Best Buy Co., Inc.	Wichita Falls, TX	6.150%	Nov 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	572	542
Best Buy Co., Inc.	Olathe, KS	5.400%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,462	1,395
CVS Corporation	Garwood, NJ	6.120%	Aug 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	720	698
CVS Corporation	Kennett Square, PA	6.400%	Oct 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	643	619
CVS Corporation	Commerce, MI	5.850%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	412	396
CVS Corporation	Knox, IN	7.600%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	222	221
CVS Corporation	Rutherford College, NC	6.120%	Oct 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	299	291
CVS Corporation	Clemmons, NC	5.540%	Jan 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	265	253
CVS Corporation	Rockingham, NC	6.120%	Oct 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	362	353
Federal Express Corporation	Bellingham, WA	5.780%	Mar 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	343	335
FedEx Ground Package System, Inc.	Reno, NV	5.900%	Oct 2014	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,253	1,240
FedEx Ground Package System, Inc.	McCook, IL	5.890%	Feb 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,566	2,533
Lowes Companies, Inc.	N. Windham, ME	5.280%	Sep 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,140	1,116

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Mortgage Loan on Real Estate
December 31, 2005
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest

PerkinElmer, Inc.	Warwick, RI	7.680%	Jan 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	654	639
PerkinElmer, Inc.	Beltsville, MD	7.350%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	485	481
PerkinElmer, Inc.	Daytona Beach, FL	7.350%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	220	218
PerkinElmer, Inc.	Phelps, NY	7.350%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	205	200
Staples, Inc.	Odessa, TX	6.410%	Sep 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	310	293
Walgreen Co.	Delray Beach, FL	6.200%	Jan 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	458	455
Walgreen Co.	Waterford, MI	5.500%	Jun 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	762	711
Walgreen Co.	Riverside, CA	6.100%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	483	472
Walgreen Co.	Jefferson City, TN	5.490%	May 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	752	751

						15,350	14,933

Mezzanine and Other Investments

CVS Corporation	Aliso Viejo, CA	9.170%	Feb 2006	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	5,000	5,000
Hercules Incorporated	Wilmington, DE	8.540%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	13,700	13,700
Hercules Incorporated	Wilmington, DE	14.040%	Jun 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,575	2,575
Hercules Incorporated	Wilmington, DE	8.790%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	14,000	14,000
Hercules Incorporated	Wilmington, DE	14.290%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,120	6,120
Walgreen Co.	Jackson, NJ	10.000%	Mar 2007	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	312	312
Walgreen Co.	Bristol, CT	10.000%	Jul 2007	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	21	21
Walgreen Co.	Mansfield, NJ	10.000%	May 2007	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	409	409
Walgreen Co.	Staten Island, NY	10.000%	Jul 2007	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	630	630
Walgreen Co.	Tinley Park, IL	10.000%	Mar 2007	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	344	344

						43,111	43,111

Total						$ 296,479	$ 298,377

(1)	This loan carries interest at a variable rate, adjusted monthly, equal to 1 month LIBOR+3.25%.
(2)	The aggregate cost for Federal income tax purposes is $298,377.

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Mortgage Loan on Real Estate
December 31, 2005
(amounts in thousands)
Schedule IV—(Continued)

Balance-December 31, 2002		$77,992

Additions during the year:
New mortgage loans	143,566
Reduction in valuation provision	1,917
Mark to fair value	(857)
Deductions during the year:
Principal received	(2,381)
Loans sold	(148,264)

Balance-December 31, 2003		$71,973

Additions during the year:
New mortgage loans	167,009
Mark to fair value	(343)
Fair value hedges allocated to unearned origination discounts and premiums	2,403
Deductions during the year:
Principal received	(8,521)
Loans sold	(24,628)

Balance-December 31, 2004		$207,893

Additions during the year:
New mortgage loans	115,852
Securities reclassified to mortgage loans	6,932
Deductions during the year:
Principal received	(20,372)
Amortization of unearned discounts and premiums	(70)
Loans sold	(11,858)

Balance-December 31, 2005		$298,377

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               None.

Item 9A.     Controls and Procedures.

          Evaluation of Disclosure Controls and Procedures

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

          Changes in Internal Controls

                    There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          Management’s Report on Internal Control over Financial Reporting

                    Management’s Annual Report on Internal Control over Financial Reporting immediately precedes Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 9B.     Other Information.

                     The Company makes the following disclosure in lieu of filing a Current Report on Form 8-K under Item 1.01.

                    Executive Officer Compensation.

                    On March 14, 2006, the Compensation Committee of our Board of Directors approved base salary increases for certain of our executive officers and 2005 cash bonus awards for all of our executive officers. The details of the awards are summarized as Exhibit 10.46 to this Form 10-K, and are incorporated herein by reference.

                    Non-Employee Director Compensation

                    On March 14, 2006, our Board of Directors approved a director compensation plan for 2005 for our non-employee directors. The details of the program are summarized as Exhibit 10.47 to this Form 10-K, and are incorporated herein by reference. Stock awards will be made pursuant to our 2004 Stock Incentive Plan (the “Plan”).

                    The Company makes the following disclosure in lieu of filing a Current Report on Form 8-K under Items 2.01 and 2.03.

                    Acquisition of TJX Property

                    On March 10, 2006, we completed the acquisition of an approximately one million square foot warehouse and distribution facility from Liberty Property Limited Partnership and Liberty Property Philadelphia Trust for a purchase price of approximately $90.1 million. The facility is located in Philadelphia, Pennsylvania, and is net leased to a subsidiary of TJX Companies, Inc. through June 2021.

                    We financed our acquisition at the closing with $71.7 million of mortgage debt secured by the TJX property. The terms of our mortgage debt are summarized as follows:

•	$71.7 million face amount of note;

•	5.57% coupon rate;

•	maturity date in March 2016;

•	$65.5 million balloon payable at maturity;

•	debt service is payable monthly; interest-only period of six months;

•	non-recourse note secured by mortgage on the property and an assignment of underlying lease and rents; customary non-recourse exceptions apply; and

•	the note is subject to customary events of default.

PART III.

Item 10.     Directors and Executive Officers of the Registrant.*

                    The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of stockholders.

                    Because our common stock is listed on the NYSE, Paul H. McDowell, our chief executive officer, certified to the NYSE on July 8, 2005, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of that date. We also have filed as exhibits to this Annual Report on Form 10-K the certifications of our chief executive officer and our chief financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 11.     Executive Compensation.*

                    The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.*

                    The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions.*

                    The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of stockholders.

Item 14.     Principal Accounting Fees and Services.*

                    The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of stockholders.

PART IV.

Item 15.     Exhibits and Financial Statement Schedules.

                    (a) and (c)

                    The consolidated financial statements and supplementary data (including financial statement schedules) are included in this report under Item 8 of Part II hereof.

                    See the exhibit index included herein for a list of exhibits to this report.

(b) Exhibits

          The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits that were previously filed are incorporated by reference.

Exhibit
No.	Description

3.1(1)	Articles of Amendment and Restatement of the registrant

3.2(2)	Articles Supplementary Establishing the Rights and Preferences of the 8.125% Series A Cumulative Redeemable Preferred Stock of the registrant

3.3(1)	Amended and Restated Bylaws of the registrant

4.1(1)	Form of Certificate evidencing the Common Stock, par value $0.01 per share, of the registrant

4.2(3)	Junior Subordinated Indenture between Caplease, LP and JPMorgan Chase Bank, National Association, as trustee, dated December 13, 2005

4.3(3)

Amended and Restated Trust Agreement among Caplease, LP, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated December 13, 2005

10.1(4)

Contribution Agreement, dated as of November 20, 2003 between the registrant, Hyperion CLF LLC, LSR Capital CLF LLC, Wachovia Affordable Housing Community Development Corporation, Wachovia Investors, Inc. and CLF Management I, LLC

10.2(4)	Registration Rights Agreement, dated as of November 20, 2003 between the registrant and Hyperion CLF LLC, LSR Capital CLF LLC and Wachovia Investors, Inc.

10.3(5)	Agreement of Purchase and Sale, dated July 14, 2004, between Caplease, LP and NEDA Puerto Rico, Inc.

10.4(5)	First amendment of Purchase and Sale, dated August 13, 2004, between Caplease, LP and NEDA Puerto Rico, Inc.

10.5(5)	Second amendment of Purchase and Sale, dated September 15, 2004, between Caplease, LP and NEDA Puerto Rico, Inc.

10.6(5)	Third amendment of Purchase and Sale, dated September 29, 2004, between CLF VA Ponce LLC and NEDA Puerto Rico, Inc.

10.7(5)	Fourth amendment of Purchase and Sale, dated October 6, 2004, between CLF VA Ponce LLC and NEDA Puerto Rico, Inc.

10.8(5)	Fifth amendment of Purchase and Sale, dated October 28, 2004, between CLF VA Ponce LLC and NEDA Puerto Rico, Inc.

10.9(6)	Agreement of Purchase and Sale, dated July 15, 2004, between Caplease, LP and 1000 Milwaukee Avenue Owner Corp.

10.10(7)	Master Repurchase Agreement, dated September 22, 2004 between the registrant, Wachovia Bank, National Association, Caplease, LP and Certain Special-Purpose Entity Subsidiaries thereof

10.11(8)	Promissory Note (Note A), dated October 28, 2004, of CLF 1000 Milwaukee Avenue LLC in favor of Wachovia Bank, National Association

10.12(9)	Promissory Note, dated December 9, 2004, of the registrant in favor of Wachovia Bank, National Association

10.13(10)	Agreement of Purchase and Sale, dated December 23, 2004, between Caplease, LP and WXV/Whippany, LLC

*10.14(11)	Capital Lease Funding, Inc. 2004 Stock Incentive Plan

*10.15(11)	Form of Non-Employee Director Restricted Stock Award Agreement

*10.16(11)	Form of Executive Officer Restricted Stock Agreement

10.17(12)	Promissory Note, dated February 25, 2005, of CLF Parsippany LLC in favor of Wachovia Bank, National Association

*10.18(13)	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale and Robert C. Blanz, and the registrant

10.19(13)	Purchase and Sale Agreement dated as of October 22, 2004 between Caplease, LP and 10720-10750-10770 Columbia Pike Investors LLC

10.20(13)	Contract of Sale dated as of November 1, 2004 between Caplease, LP and Hyperion Partners II L.P. (Portsmouth, VA)

10.21(13)	Contract of Sale dated as of November 1, 2004 between Caplease, LP and Hyperion Partners II L.P. (Pennsauken, NJ)

10.22(14)	Real Estate Purchase and Sale Agreement, dated March 2, 2005, by and among Capital Property Associates Limited Partnership, 6116 GP LLC, Capital Property Acceptance LLC, and

Exhibit
No.	Description

Caplease, LP

10.23(14)	Indenture, dated as of March 10, 2005, by and among Caplease CDO 2005-1, Ltd., Caplease CDO 2005-1 Corp., Caplease Investment Management, LLC and LaSalle Bank National Association

10.24(15)	Second Amendment to Purchase and Sale Agreement, dated as of April 15, 2005, by and between Caplease, LP and Aliso Commons at Town Center, LLC

10.25(16)	Sales Agreement, dated as of August 15, 2005, between Cantor Fitzgerald & Co. and Capital Lease Funding, Inc.

10.26(16)	Sales Agreement, dated as of August 15, 2005, between Brinson Patrick Securities Corporation and Capital Lease Funding, Inc.

10.27(16)	Amendment No. 1 to Master Repurchase Agreement, dated as of August 16, 2005, by and between Caplease, LP, Capital Lease Funding, Inc., Caplease Services Corp. and Wachovia Bank, National Association

10.28(17)	$75,000,000 Revolving Loan Agreement, dated August 26, 2005, by and among Capital Lease Funding, Inc., Caplease Services Corp., Caplease, LP and Wachovia Bank, National Association

10.29(17)	$25,000,000 Revolving Loan Agreement, dated August 26, 2005, by and among Capital Lease Funding, Inc., Caplease Services Corp., Caplease, LP and Wachovia Investment Holdings, LLC

10.30(18)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Justice Center, LLC and CLF DEA Birmingham LLC

10.31(18)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Birmingham Field Office, LLC and CLF FBI Birmingham LLC

10.32(18)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Utah Tech Center, LLC and Caplease, LP

10.33(18)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Kansas EPA Laboratory, LLC and Caplease, LP

10.34(18)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Austin SSA, LLC and Caplease, LP

10.35(18)	Promissory Note, dated August 16, 2005, of CLF FBI Birmingham LLC in favor of Wachovia Bank, National Association

10.36(18)	Promissory Note, dated August 16, 2005, of CLF DEA Birmingham LLC in favor of Wachovia Bank, National Association

10.37(18)	Promissory Note, dated August 16, 2005, of CLF SSA Austin, LP in favor of Wachovia Bank, National Association

10.38(18)	Trust Indenture dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas, as issuer, and Security Bank of Kansas City, as trustee

10.39(18)	Lease dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas and Kansas EPA Laboratory, LLC

10.40(18)	Trust Indenture dated as of December 1, 2002 between Utah Tech Center, LLC, as issuer, and Security Bank of Kansas City, as trustee

10.41(18)	Promissory Note, dated as of September 9, 2005, of Caplease Credit LLC in favor of Wachovia Bank, National Association

10.42(18)	Purchase and Sale Agreement dated September 23, 2005 between Tiffany and Company and Caplease, LP

10.43(18)	Promissory Note, dated as of September 28, 2005, of CLF Sylvan Way LLC in favor of Wachovia Bank, National Association

10.44(3)	Parent Guarantee Agreement between Capital Lease Funding, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 13, 2005

10.45(3)	Purchase Agreement among Capital Lease Funding, Inc., Caplease, LP, Caplease Statutory Trust I and Merrill Lynch International, dated December 13, 2005

*10.46	Summary of Compensation for the Chief Executive Officer and each of the Named Executive Officers for Fiscal 2006

*10.47	Summary of Independent Director Compensation for Fiscal 2006

10.48	Real Estate Sale Agreement between Caplease, LP and Allstate Insurance Company, dated November 22, 2005

10.49	Promissory Note, dated as of December 21, 2005, of CLF McCullough Drive Charlotte LLC and CLF Electric Road Roanoke LLC in favor of LaSalle Bank National Association

*10.50	Employment Agreement, dated as of January 31, 2005, between Paul Hughes and the registrant

Exhibit
No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2	Consent of McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.

(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).

(2)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 17, 2005.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.

(4)	Incorporated by reference from the registrant’s Amendment No. 1 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 12, 2004 (File No. 333-110644).

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2004.

(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2004.

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004.

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2005.

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2005.

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 3, 2005.

(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

(14)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.

(15)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2005.

(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2005.

(18)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005.

PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL LEASE FUNDING, INC.
Registrant

Date: March 16, 2006	/s/ PAUL H. MCDOWELL

Paul H. McDowell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LEWIS S. RANIERI	Chairman of the Board	March 16, 2006

Lewis S. Ranieri

/s/ PAUL H. McDOWELL	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

Paul H. McDowell

/s/ WILLIAM R. POLLERT	President and Director	March 16, 2006

William R. Pollert

/s/ SHAWN P. SEALE	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2006

Shawn P. Seale

/s/ MICHAEL E. GAGLIARDI	Director	March 16, 2006

Michael E. Gagliardi

/s/ STANLEY KREITMAN	Director	March 16, 2006

Stanley Kreitman

/s/ JEFFREY F. ROGATZ	Director	March 16, 2006

Jeffrey F. Rogatz

/s/ HOWARD A. SILVER	Director	March 16, 2006

Howard A. Silver