Form 10-Q
period 2006-03-31
CAPITAL LEASE FUNDING INC
filed 2006-05-10
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
_______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐     Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 10, 2006, there were 33,180,930 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2006 (unaudited) and December 31, 2005

	As Of	As Of
	March 31,	December 31,
(Amounts in thousands, except share and per share amounts)	2006	2005
Assets

Real estate investments, net	$926,682	$764,930
Mortgage and other real estate loans held for investment	270,547	297,551
Securities available for sale	133,947	137,409
Cash and cash equivalents	10,468	19,316
Assets held for sale	2,942	2,942
Structuring fees receivable	3,714	3,862
Other assets	68,008	60,478
Total Assets	$1,416,308	$1,286,488

Liabilities and Stockholders' Equity

Accounts payable, accrued expenses and other liabilities	$11,889	$14,890
Repurchase agreement and other short-term financing obligations	192,495	129,965
Mortgages on real estate investments	623,146	551,844
Collateralized debt obligations	268,164	268,156
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	16,024	14,419
Dividends payable	6,347	6,253
Total liabilties	1,148,995	1,016,457

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares
issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 28,180,930 and
27,868,480 shares issued and outstanding, respectively	282	279
Common stock, additional paid in capital	234,517	237,843
Accumulated other comprehensive loss	(1,143)	(1,748)
Total Stockholders' Equity	267,313	270,031
Total Liabilities and Stockholders' Equity	$1,416,308	$1,286,488

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)

	For the Three Months
	Ended March 31
(Amounts in thousands, except per share amounts)	2006	2005
Revenues:	Unaudited	Unaudited
Rental revenue	$17,022	$4,336
Interest income from mortgage and other real estate loans and securities	8,214	6,106
Property expense recoveries	1,910	1,363
Gains on sale of mortgage loans	645	63
Other revenue	557	39
Total revenues	28,348	11,907
Expenses:
Interest expense	14,025	3,542
Property expenses	3,565	1,783
General and administrative expenses	2,343	2,552
General and administrative expenses-stock based compensation	671	455
Depreciation and amortization expense on real property	5,378	1,268
Loan processing expenses	67	85
(Gain) loss on derivatives	(4)	-
Total expenses	26,045	9,685
Income from continuing operations	2,303	2,222
Income from discontinued operations	49	-
Net income	2,352	2,222
Dividends allocable to preferred shares	(711)	-
Net income allocable to common stockholders	$1,641	$2,222
Earnings per share:
Net income per common share, basic and diluted	$0.06	$0.08
Weighted average number of common shares outstanding, basic and diluted	27,893	27,526
Dividends declared per common share	$0.20	$0.18
Dividends declared per preferred share	$0.50781	$-

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

				Accumulated
				Other
		Common	Additional	Comprehensive
	Preferred	Stock	Paid-In	Income	Retained		Comprehensive
	Stock	at Par	Capital	(Loss)	Earnings	Total	Income (Loss)
Balance at December 31, 2005	$33,657	$279	$237,843	$(1,748)	$–	$270,031	$2,179
Incentive stock plan compensation expense	–	–	671	–	–	671
Incentive stock plan grants issued	–	3	(3)	–	–	–
Net income	–	–	–	–	2,352	2,352	2,352
Dividends declared-preferred	–	–	–	–	(711)	(711)
Dividends declared-common	–	–	(3,994)	–	(1,641)	(5,635)
Unrealized change in value of securities available for sale	–	–	–	(3,218)	–	(3,218)	(3,218)
Unrealized change in value of derivatives	–	–	–	3,559	–	3,559	3,559
Realized gains (losses) on derivatives, net of amortization	–	–	–	264	–	264	264
Balance at March 31, 2006	$33,657	$282	$234,517	$(1,143)	$–	$267,313	$2,957

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Operating activities
Net income	$2,352	$2,222
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	5,413	1,294
Amortization of stock based compensation	671	455
Amortization of above and below m arket leases	(166)	(99)
Gains on sale of mortgage loans	(645)	(63)
(Gain) loss on derivatives	(4)	-
Straight-lining of rents	(2,971)	(428)
Amortization of discounts/premiums, and origination fees/costs	(138)	(85)
Amortization of debt issuance costs and FMV of debt assumed	380	106
Changes in operating assets and liabilities:
Structuring fees receivable	148	137
Other assets	(7,595)	(1,694)
Accounts payable, accrued expenses and other liabilities	(905)	(269)
Deposits and escrows	(1,683)	(9,146)
Amounts due to servicer	-	(4,360)
Net cash used in operating activities	(5,143)	(11,930)
Investing activities
Proceeds from sale of mortgage and other real estate loans	78,645	2,310
Additions to mortgage and other real estate loans	(98,020)	(8,566)
Principal received from borrowers	46,944	1,658
Origination costs on lending investments	85	(56)
Purchase of securities available for sale	-	(31,788)
Principal amortization on securities available for sale	377	797
Purchases of real estate investments	(160,609)	(48,130)
Real estate improvements, additions and construction in progress	(4,750)	(754)
Deposits on potential equity investments	(4,000)	(2,000)
Return of deposit on equity investment	4,000	2,500
Purchases of furniture, fixtures and equipment	(13)	(56)
Net cash used in investing activities	(137,341)	(84,085)
Financing activities
Borrowing under repurchase agreement and other short-term financing obligations	84,893	81,389
Repayment of repurchase agreement and other short-term financing obligations	(22,363)	(206,869)
Borrowings from mortgages on real estate investments	71,700	36,000
Repayments of mortgages on real estate investments	(304)	(264)
Borrowings from collateralized debt obligations	-	268,130
Debt issuance costs	(182)	(4,876)
Escrows held with mortgage lender	6,144	(11,500)
Funds used in hedging and risk management activities	(18)	(9,413)
Dividends paid	(6,253)	(4,124)
Changes in amounts due from affiliates and members	19	2
Net cash provided by financing activities	133,636	148,475
Net (decrease) increase in cash	(8,848)	52,460
Cash and cash equivalents at beginning of period	19,316	30,721
Cash and cash equivalents at end of period	$10,468	$83,181

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$12,556	$2,758
Cash paid for capitalized interest	$-	$574
Cash paid for income taxes	$-	$-
Dividends declared but not paid	$6,347	$5,018
Supplemental disclosure of noncash operating, investing and financing information
Unrealized gain (loss) on cash flow hedges	$3,559	$7,502
Value of in-place leases and above-market leases acquired	$14,000	$-
Value of below-market leases acquired	$1,878	$-
Securities reclassified to mortgage loans held for investment	$-	$6,932
Real estate investments no longer consolidated under FIN46	$-	$48,000
Mortgage on real estate investments no longer consolidated under FIN46	$-	$4,815

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

1. Organization

Capital Lease Funding, Inc. (“CLF, Inc.” and collectively with its wholly-owned subsidiaries, the “Company”) invests in equity interests in real estate properties, real estate mortgage loans, real estate securities and other real estate assets. The Company’s investments consist of real estate related assets that are backed by commercial properties typically subject to long-term net leases from investment grade and near investment grade tenants.

CLF, Inc. was incorporated in the State of Maryland during October 2003, and was formed for the purpose of continuing the existing business operations and acquiring the assets and liabilities of Caplease, LP (the “Predecessor”). Since 1995, the Predecessor was primarily engaged in the business of underwriting, originating and selling or securitizing mortgage loans made to owners of real properties subject to long term leases to high credit quality tenants. CLF, Inc. completed the acquisition of the Predecessor through a reverse merger and its initial public offering during March 2004.

In March 2004, CLF, Inc. sold 23,000,000 shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222,000. In October 2005, CLF, Inc. sold 1,400,000 shares of its 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share, for net proceeds of approximately $33,800. CLF, Inc. had 28,180,930 shares of common stock and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding at March 31, 2006. See Note 20.

CLF, Inc. is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. As such, it generally will not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2005 and notes thereto, included in the Company’s Form 10-K filed with the SEC on March 16, 2006.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of CLF, Inc. and its wholly-owned subsidiaries. Results of operations of properties acquired are included in the Consolidated Income Statements from the date of acquisition. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

Purchase Accounting for Acquisition of Real Estate

The Company’s purchase price of rental real estate acquired is allocated to the following based on fair values:

•    the acquired tangible assets, consisting of land, building and improvements; and

•    identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships.

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

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through March 31, 2006, the Company has assigned no value to tenant relationships on any of its acquisitions.

For property acquisitions where the Company assumes existing mortgage debt, the debt is recorded at its fair value, based on management’s estimate of current market yields available for comparable financing. The Company amortizes any discount or premium as part of interest expense on the related debt using the effective interest method.

Real estate taxes, insurance and interest expense on properties that are under construction are capitalized in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost and SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company depreciates buildings and building improvements over periods not exceeding 40 years. Direct costs incurred in acquiring properties are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

Securities Available for Sale

Securities are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheets, with unrealized gains and losses included in other comprehensive income, and any other than temporary impairments included in current earnings on the Income Statement, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has also adopted the disclosure requirements of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an “other than temporary” loss has not been recognized. The Company had no losses on securities charged to the Income Statement during the quarters ended March 31, 2006 and March 31, 2005.

Deferred Origination Fees and Costs

In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Company defers the recognition of fees and expenses associated with the origination of its loans held for investment. These items include lender fee income, rate lock income, direct loan origination costs, certain legal fees, insurance costs, rating agency fees and certain other expenses. Deferred fees and costs are recognized as an adjustment to the effective yield over the life of the related asset.

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

Gains are recognized on the sale of loans and securities in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company may from time to time split its mortgage loan investments into two notes-a real estate note and a corporate credit note. In these instances, the Company will generally sell the real estate note to a third party and retain the corporate credit note in portfolio. The Company computes gain on these sales by comparing the sales proceeds on the note sold to its cost basis. The Company computes its cost basis on the note sold by allocating the entire basis in the loan between the two notes based on the present value of expected cash flows on each note. In computing present values, management estimates a discount rate based on a benchmark rate plus a market spread based on the credit of the underlying tenant. These estimates reflect market rates that management believes are reasonable. However, the use of different estimates could have an impact on the calculation of gain on sale revenue.

The Company may periodically receive breakup fees on contracts in connection with its investments in real estate. The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the quarters ended March 31, 2006 and March 31, 2005.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

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

Earnings per Share

In accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. The Company has no dilutive securities or other contracts outstanding and, therefore, there is no difference between basic and diluted EPS results for the Company.

The following summarizes the Company’s EPS computations for the quarters ended March 31, 2006 and March 31, 2005 (in thousands, except per share amounts):

	For the three months
	ended March 31,
	2006	2005
Net income allocable to common stockholders	$1,641	$2,222
Weighted average number of common shares
outstanding, basic and diluted	27,893	27,526
Earnings per share, basic and diluted	$0.06	$0.08
Non-vested shares included in weighted average
number of shares outstanding above	581	497

See Note 20 for a discussion of common shares issued after March 31, 2006.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R: (Revised 2004) − Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R as of January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company’s consolidated financial statements. See Note 14.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long−lived, non−financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 on January 1, 2006 did not have a material effect on the Company’s consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

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

4. Mortgage and Other Real Estate Loans Held for Investment

Mortgage and other real estate loans held for investment at March 31, 2006 and December 31, 2005, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of March 31, 2006, credit ratings of the underlying tenants ranged from AAA to B+ from Standard & Poor’s. As of March 31, 2006, none of the Company’s loans held for investment were delinquent or in default.

	Mar 31, 2006	Dec 31, 2005
	Unaudited
Principal	$269,555	$296,479
Premium	1,877	1,898
Carrying amount of loans	271,432	298,377
Deferred origination fees, net	(885)	(826)
Total	$270,547	$297,551

From time to time, the Company makes mezzanine loan and other investments. These investments are typically short-term in nature and are often subordinate to other financing on the property. As of March 31, 2006, these investments aggregated $6,737, and included five development loans and a bridge loan. These loans are included in the table above.

During March 2006, the Company’s mezzanine investments in the Hercules Incorporated office building in Wilmington, Delaware, were redeemed in connection with a recapitalization of the property. The Company participated in the recapitalization by making a $78,000 first mortgage loan on the property (which the Company sold to Wachovia Bank, N.A. in a gain-on-sale transaction at closing) and a $20,000 corporate credit note investment. As of March 31, 2006, the Company’s aggregate exposure to Hercules was $20,000 and Hercules was rated BB and Ba2 by Standard & Poor’s and Moody’s, respectively.

At March 31, 2006, the Company’s mortgage and other real estate loans carried interest rates ranging from 5.28% to 10.00%, and at December 31, 2005, the Company’s mortgage and other real estate loans carried interest rates ranging from 5.28% to 14.29%. At March 31, 2006 and December 31, 2005, the weighted average effective interest rate on the mortgage and other real estate loans, as measured against the Company’s cost basis, was 6.75% and 6.86%, respectively.

5. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at March 31, 2006 and December 31, 2005:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

	Mar 31, 2006	Dec 31, 2005
	Unaudited
Real estate investments, at cost:
Land	$149,866	$136,566
Building and improvements	697,185	557,248
Intangible assets under SFAS 141	96,862	82,862
Less: Accumulated depreciation and amortization	(17,231)	(11,746)
Real estate investments, net	$926,682	$764,930
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	17,088	15,210
Less: Accumulated amortization	(1,064)	(791)
Intangible liabilities on real estate investments, net	$16,024	$14,419

Acquisition costs capitalized as part of buildings and improvements were $1,116 for the quarter ended March 31, 2006. Interest capitalized as part of buildings and improvements was $0 for the quarter ended March 31, 2006.

Amounts for accrued rental income and deferred rental income as of March 31, 2006 and December 31, 2005, were as follows:

	Mar 31, 2006	Dec 31, 2005
	Unaudited
Accrued Rental Income	$9,563	$6,708
Deferred Rental Income	505	620

Accrued rental income is included in other assets on the Company’s Consolidated Balance Sheet. Deferred rental income is included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet.

Amortization of intangible assets and liabilities for the quarters ended March 31, 2006 and March 31, 2005, was as follows:

	For the three months
	ended March 31,
	2006	2005
Amortization of in-place leases (included in
depreciation and amortization expense)	$1,743	$306
Amortization of above-market leases (included
as a reduction of rental revenue)	106	-
Amortization of below -market leases (included
as a component of rental revenue)	273	99

As of March 31, 2006, the Company’s weighted average amortization period on intangible assets was 12.4 years, and the weighted average amortization period on intangible liabilities was 18.0 years.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of March 31, 2006 is as follows:

	Intangible	Intangible
	Assets	Liabilities
9 Months Ending December 31, 2006	$6,267	$867
2007	8,356	1,156
2008	8,356	1,156
2009	8,356	1,156
2010	8,356	1,156
Thereafter	51,974	10,533
	$91,665	$16,024

The Company’s analysis of intangible assets and liabilities acquired in connection with the acquisition of real estate properties is preliminary.

As of March 31, 2006, all of the Company’s owned properties were pledged as collateral for the related financings of those assets, with the two AMVESCAP PLC properties described below pledged as collateral for the Company’s related borrowings on its short-term real property acquisition facility with Wachovia Bank, N.A. (see Note 9), and all other owned properties pledged as collateral for the related long-term fixed rate financing on those assets (see Note 11). The Company owns and finances each property through a separate single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE.

During the three months ended March 31, 2006, the Company completed the following real estate acquisitions:

			Purchase		Net Rentable
Month Acquired	Tenant or Guarantor	Location	Price	Lease Expires	Square Feet
March	AMVESCAP PLC (1)	Denver, CO	$69,300	October 2016	263,770
March	TJX Companies, Inc.	Philadelphia, PA	90,125	June 2021	1,015,500

(1) Includes two adjacent office buildings net leased to Invesco Funds Group, Inc., a wholly-owned subsidiary of AMVESCAP PLC.

6. Discontinued Operations

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company expects to resell the property in the second or third quarter of 2006.

In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as assets held for sale on the March 31, 2006 and December 31, 2005 Consolidated Balance Sheets, and the revenues from the property as income from discontinued operations on the Consolidated Income Statement for the quarter ended March 31, 2006 and for the year ended December 31, 2005. Revenue and net income for the Allstate Pittsburgh property were $49 and $49, respectively, for the quarter ended March 31, 2006. Based on initial pricing expectations, the Company expects to recognize a gain on the sale of the property and, therefore, no impairment loss on the property has been recognized.

7. Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at March 31, 2006 and at December 31, 2005, consisted of the following:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

	Mar 31, 2006	Dec 31, 2005
	Unaudited
BSCMS 1999 CLF1, Class E rated (B+) Face Amount	$3,326	$3,326
BSCMS 1999 CLF1, Class F rated (CCC) Face Amount	2,494	2,494
CALFS 1997-CTL1, Class D rated (BB+) Face Amount	6,000	6,000
CMLBC 2001-CMLB-1, Class E rated (BBB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class G rated (BB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class H rated (B+) Face Amount	11,907	11,907
CMLBC 2001-CMLB-1, Class J rated (D) Face Amount	6,383	6,383
NLFC 1999-LTL-1, Class D rated (BBB) Face Amount	5,000	5,000
NLFC 1999-LTL-1, Class E rated (BB) Face Amount	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) rated (AAA) Carry Value	8,162	8,434
WBCMT 2004-C15 180D rated (B+) Face Amount	15,000	15,000
WBCMT 2004-C15 180E rated (B) Face Amount	8,000	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) rated (BBB) Face Amount	401	393
BACMS 2002-2, Class V-2 (Sterling Jewelers) rated (BBB-) Face Amount	614	602
CVS Corporation rated (A-) Face Amount	19,942	20,000
Yahoo, Inc. rated (BBB-) Face Amount	31,987	31,990
Unearned Discount	(21,832)	(21,901)
Cost Basis	127,517	127,761
Net unrealized appreciation on securities held for sale	6,430	9,648
Total	$133,947	$137,409

All ratings in the above table are as of March 31, 2006. On April 25, 2006, Standard & Poor’s lowered the rating of CVS Corporation to BBB+.

Unrealized gains and losses on securities available for sale at March 31, 2006 and December 31, 2005, included as a component of other comprehensive income, consisted of the following:

	Mar 31, 2006	Dec 31, 2005
	Unaudited
Unrealized gains on securities available for sale	$7,744	$10,002
Unrealized losses on securities available for sale	(1,314)	(354)

The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

The following table summarizes the Company’s securities in an unrealized position as of March 31, 2006.

		Aggregate
	Aggregate	Unrealized	Number of
	Fair Value	Loss	Securities
In unrealized loss position less than 12 months	$46,817	$1,286	4
In unrealized loss position 12 or more months	278	28	1

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

The security with an unrealized loss in the “12 or more months” category is a zero coupon bond whose value increases over time as maturity approaches. The Company expects the market value of this security to increase to an amount in excess of the Company’s carry value by December 31, 2006.

At March 31, 2006 and December 31, 2005, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was approximately 8.2% and 8.2%, respectively. There were no sales of securities during either of the quarters ended March 31, 2006 or March 31, 2005.

Structuring fees receivable of $3,714 and $3,862 at March 31, 2006 and December 31, 2005, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

8. Other Assets

Other assets as of March 31, 2006 and December 31, 2005, consisted of the following:

	Mar 31, 2006	Dec 31, 2005
	Unaudited
Receivables and accrued interest	$5,517	$6,515
Prepaid expenses and deposits	2,327	2,077
Reserve accounts	9,796	8,131
Escrow held with mortgage lender	3,362	9,507
Funds with CDO trustee pending distribution or reinvestment	23,030	16,638
Amounts held by servicer	1,768	1,483
Derivative assets	4,344	1,082
Accrued rental income	9,563	6,708
Debt issuance costs, net	6,977	6,975
Other	1,324	1,362
Total	$68,008	$60,478

9. Repurchase Agreements and Other Short-Term Financing Arrangements

As of March 31, 2006, the Company had a $250,000 repurchase agreement and a $100,000 real property acquisition facility in place for short-term liquidity requirements with Wachovia Bank, N.A. and its affiliate. On March 1, 2005, the Company’s repurchase agreement with Bank of America (“BofA”) expired unused. The Company’s repurchase agreement and real property acquisition facility expire in August 2006. The Company expects to renew these facilities prior to expiration.

Amounts related to the Company’s repurchase agreement as of March 31, 2006 and December 31, 2005, are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

	Mar 31, 2006	Dec 31, 2005
	Unaudited
Collateral carry value
Loans	$128,471	$116,881
Securities	52,265	43,785
Total	$180,736	$160,666
Borrowings
Loans	$108,171	$94,341
Securities	42,744	35,624
Total	$150,915	$129,965

The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day LIBOR) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreements for the three months ended March 31, 2006 and March 31, 2005, are as follows:

	Mar 31, 2006	Mar 31, 2005
	Unaudited	Unaudited
Wachovia-mortgage loan repurchase agreements	5.56%	3.37%
Wachovia-CMBS repurchase agreements	5.25%	3.15%

As of March 31, 2006 and March 31, 2005, the 30-day LIBOR rate was 4.83% and 2.87%, respectively.

During March 2006, the Company made its first draw under the real property acquisition facility in connection with the Company’s acquisition of two office buildings in Denver, Colorado, net leased to Invesco Funds Group, Inc. (lease obligations guaranteed by AMVESCAP PLC). The Company borrowed $41,580 under the facility. As of March 31, 2006, the Company had borrowings of $41,580 on the facility secured by assets with a carry value of $69,354.

The Company is required to pay interest on its borrowings on the real property acquisition facility at prevailing short-term rates (30-day LIBOR) plus a pricing spread (ranging from 95 to 225 basis points). As of March 31, 2006, the Company’s interest rate on borrowings on the real property acquisition facility was 5.75%.

The Company is required to comply with the following financial covenants under its short-term financing agreements: minimum liquidity, minimum tangible net worth and maximum leverage. As of March 31, 2006, the Company was in compliance with the terms of its short-term financing agreements.

10. Risk Management Transactions

The Company’s objectives in using derivatives include adding stability to interest expense and managing its exposure to interest rate movements. The Company uses forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of March 31, 2006, the Company was hedging its exposure to such variability through July 2016. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions, as of March 31, 2006 and December 31, 2005, are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

	March 31, 2006		December 31, 2005
Unaudited
	Notional		Notional
Description	Amount	Fair value	Amount	Fair value
Interest rate swaps	$125,881	$4,344	$125,881	$784

At March 31, 2006 and December 31, 2005, the Company had hedged the following future borrowings:

	Mar 31, 2006	Dec 31, 2005
	Unaudited
Future borrowings (principal amount)	$125,881	$125,881

At March 31, 2006 and December 31, 2005, derivatives with a fair value of $0 and $(298), respectively, were included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet. At March 31, 2006 and December 31, 2005, derivatives with a fair value of $4,344 and $1,082, respectively, were included in other assets on the Company’s Consolidated Balance Sheet. For the quarters ended March 31, 2006 and March 31, 2005, the Company had net realized losses of $22 and $9,414, respectively, related to cash flow hedges. The net realized gains and losses are included in Other Comprehensive Income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Income Statement over the expected term of the Company’s related debt issuances. For the quarters ended March 31, 2006 and March 31, 2005, the Company reclassified $286 and $90, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances. Within the next twelve months, the Company estimates that $1,189 of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

The change in net unrealized gains of $3,559 and $7,502 in the quarters ended March 31, 2006 and March 31, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

(Gain) loss on derivatives on the Consolidated Income Statement includes $4 and $0 of net income due to hedge ineffectiveness for the quarters ended March 31, 2006 and March 31, 2005, respectively.

Consistent with the cash flows of the related financing, the Company classifies the cash flows from derivatives that are accounted for as cash flow hedges as a financing activity on the Consolidated Statements of Cash Flows.

11. Long-Term Debt

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

Mortgages Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

	Mar 31, 2006		Dec 31, 2005
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Effective Rate(1)	Maturity
	Unaudited	Unaudited
Choice Hotels International, Inc., Silver Spring, MD	$32,062	$32,062	$32,199	$32,199	5.30%	5.34%	May-13
Omnicom Group, Inc., Irving, TX	13,575	13,575	13,575	13,575	5.24%	5.30%	May-13
Capital One Financial Corporation, Plano, TX	20,925	20,925	20,925	20,925	5.24%	5.29%	May-13
Aon Corporation, Glenview , IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov-14
Cadbury Schweppes Holdings (US), Whippany, NJ	36,000	36,000	36,000	36,000	5.26%	5.34%	Mar-15
ITT Industries, Inc., Herndon, VA	41,700	41,700	41,700	41,700	5.33%	5.48%	Jun-15
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul-15
Abbott Laboratories, Waukegan, IL	15,244	15,244	15,244	15,244	5.11%	5.16%	Aug-15
United States Government (NIH), N. Bethesda, MD	65,188	65,188	65,188	65,188	5.32%	5.56%	Sep-15
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep-15
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.41%	Sep-15
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep-15
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct-15
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan-16
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan-16
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.71%	Jan-16
TJX Companies, Inc., Philadelphia, PA	71,700	71,700	-	-	5.57%	5.58%	Mar-16
United States Government (Department of Veterans Affairs), Ponce, PR	7,208	7,548	7,317	7,670	7.30%	6.41%	Apr-16
Walgreen Co., Pennsauken, NJ	2,015	2,171	2,046	2,208	7.65%	6.04%	Oct-16
Walgreen Co., Portsmouth, VA	3,276	3,493	3,304	3,525	7.20%	6.18%	Jul-18
United States Government (EPA), Kansas City, KS	21,395	25,095	21,395	25,151	7.57%	5.74%	Oct-22
United States Government (OSHA), Sandy, UT	14,670	15,724	14,670	15,738	6.28%	5.52%	Jan-24
Total	$617,679	$623,146	$546,284	$551,844

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are non-recourse (subject to customary exceptions) and are secured by the respective properties and an assignment of the relevant leases on the properties. The Company’s book value before accumulated depreciation and amortization on the mortgaged properties aggregated $943,913 at March 31, 2006.

Collateralized Debt Obligations

In March 2005, the Company completed its first collateralized debt obligation, or CDO. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets into the pool, and created $285,000 face amount of multi-class notes and $15,000 of preferred equity through the CDO trust. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the assets in the pool. The following table summarizes the assets in the Company’s portfolio posted as CDO collateral as of March 31, 2006.

Carry Value
Long-Term Mortgage Loans	$162,452
Corporate Credit Notes	12,420
CMBS and Other Real Estate Securities	67,002
Total	$241,874

The table does not include approximately $37,181 of intercompany corporate credit notes that are eliminated from the Company’s balance sheet in consolidation.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

Trust Preferred Securities

In December 2005, the Company’s operating partnership, Caplease, LP, issued $30,000 in aggregate principal amount of fixed/floating rate preferred securities through its wholly-owned subsidiary, Caplease Statutory Trust I. The trust simultaneously issued 930 of its common securities to the operating partnership for a purchase price of $930, which constitutes all of the issued and outstanding common securities of the trust. The trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $30,930 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due January 30, 2036, issued by the operating partnership. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to London Interbank Offered Rate (“LIBOR”) plus 2.60% per annum. The notes mature on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, beginning on January 30, 2011. The preferred and common securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the redemption or maturity of the notes.

The principal amount of the junior subordinated notes of $30,930 is reported as other long-term debt on the Company’s Consolidated Balance Sheet. However, because the Company is not deemed to be the primary beneficiary of the trust under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, the Company’s investment in the trust is not eliminated from the Company’s financial statements in consolidation. Instead, the Company records its investment in the trust’s common shares of $930 as part of other assets on the Company’s Consolidated Balance Sheet.

The Company incurred issuance costs associated with the offering of $972. These costs are included as a component of other assets on the Company’s Consolidated Balance Sheet, and are being amortized into interest expense using the effective yield method through the date the fixed interest period expires (the expected maturity date of the trust preferred securities). The Company’s effective borrowing rate on the trust preferred securities, inclusive of deferred issuance costs, is approximately 8.30% per annum.

Scheduled principal amortization and balloon payments for long-term debt as of March 31, 2006 for the next five years and thereafter are as follows:

	Scheduled	Balloon
	Amortization	Payments	Total
9 Months Ending December 31, 2006	$2,252	$-	$2,252
2007	4,610	-	4,610
2008	6,941	-	6,941
2009	8,611	-	8,611
2010	33,090	-	33,090
Thereafter	150,388	716,348	866,736
	$205,892	$716,348	$922,240

12. Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on its business, results of operations or financial condition.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At March 31, 2006, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

During the third quarter of 2005, the Company obtained long-term financing on two of its owned real properties (the United States Government/DEA Property and the United States Government/SSA Property) and simultaneously issued two letters of credit in the aggregate of $16,671 to its mortgage lender to provide additional collateral while the buildings on the property were under construction. Each letter of credit was issued for the full amount the Company borrowed from the lender on the property ($11,280 letter of credit in the case of the DEA Property and $5,391 letter of credit in the case of the SSA Property). Construction of the buildings on each property was substantially completed in the first quarter of 2006, and the letter of credit on the DEA property was cancelled in March 2006, and the letter of credit on the SSA property was cancelled in April 2006.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

During May 2005, the Company acquired a real property in Herndon, Virginia net leased to ITT Industries, Inc., and agreed under the tenant’s lease to fund expected improvements to the real property of approximately $9,500. During May 2005, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of March 31, 2006, $6,178 of these funds have been disbursed.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property net leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $25 and $26 for the quarters ended March 31, 2006 and 2005, respectively.

The Company had outstanding commitments to fund loans of approximately $2,101 related to certain of its development or joint-venture loans as of March 31, 2006. As of March 31, 2006, advances of $1,736 had been made against these commitments.

13. Stockholders’ Equity

Stock Issuances

CLF, Inc.’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of March 31, 2006, CLF, Inc. had issued and outstanding 28,180,930 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock. See Note 20.

During March 2006, CLF, Inc. issued 312,450 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of March 31, 2006, the Company had awarded 1,072,996 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

Dividends

CLF, Inc. has paid cash dividends to its common stockholders each quarter since the third quarter of 2004, and to its Series A preferred stockholders each quarter since the fourth quarter of 2005.

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

On April 17, 2006, CLF, Inc. paid a dividend of $0.20 per share to its common stockholders. The dividend was declared on March 14, 2006, to common stockholders of record as of March 31, 2006.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

On April 17, 2006, CLF, Inc. paid a dividend of $0.5078125 per share to its Series A preferred stockholders. The dividend was declared on March 14, 2006, to Series A preferred stockholders of record as of March 31, 2006.

14. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 1,073,000 shares of common stock are authorized for issuance under the stock plan. As of March 31, 2006, the Company had awarded 1,072,996 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan. At its annual stockholder meeting to be held on June 14, 2006, the Company intends to seek stockholder approval to increase by 1,250,000 shares, to 2,323,000 shares, the number of shares available for issuance under the stock incentive plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) − Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method. SFAS No. 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. Under that transition method, compensation cost recognized on and after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Because the Company has historically valued compensation cost for stock awards at fair value under SFAS No. 123, the adoption of SFAS No. 123R did not have a material effect on the Company.

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

The adoption of SFAS No. 123R had no impact on the Company’s income from continuing operations, net income, earnings per share (basic and diluted), cash flows from operations or cash flows from financing activities.

During March 2006, CLF, Inc. issued 312,450 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. All of these shares were unvested at issuance. Vesting terms are described in the table below. All unvested shares have voting and dividend rights until forfeited.

A summary of the Company’s activity under the stock plan during the quarter ended March 31, 2006, is presented below:

	Number of
	Shares
Stock Awards at January 1, 2006	760,546
Granted During Quarter Ended March 31, 2006	312,450	(1)
Stock Awards at March 31, 2006	1,072,996

(1)
Shares are scheduled to vest between March 2007 and March 2009, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CLF, Inc.’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 133,500 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CLF, Inc.’s Compensation Committee.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

A summary of the status of unvested shares as of and for the quarter ended March 31, 2006, is presented below:

		Weighted
		Average Fair
	Shares	Value
Nonvested at January 1, 2006	495,654	$10.83	(1)
Granted	312,450	11.04	(2)
Vested	(227,260)	10.73
Nonvested at March 31, 2006	580,844	$11.03

(1)
Includes weighted average fair value on 435,654 of the 495,654 shares awarded and remaining unvested as of January 1, 2006. Performance criteria on the remaining 60,000 shares have not yet been determined, and therefore, as required under SFAS 123R, the applicable grant date for these shares has not yet occurred and the fair value has not yet been determined.

(2)
Includes weighted average fair value on 223,450 of the 312,450 shares awarded during the quarter. Performance criteria on the remaining 89,000 shares have not yet been determined, and therefore, as required under SFAS 123R, the applicable grant date for these shares has not yet occurred and the fair value has not yet been determined.

As of March 31, 2006, $4,662 of deferred compensation expense was included in the Company’s Consolidated Balance Sheet as a component of additional paid in capital. This amount is expected to be charged to the Company’s Consolidated Income Statement over the remaining vesting period (through March 2009). The amount of deferred compensation expense for awards of 60,000 shares made in 2005 and 89,000 shares made in 2006 has not yet been measured and included as a component of additional paid in capital because the grant date (as defined under SFAS 123R) has not yet occurred.

The following summarizes the expense the Company recorded in its Consolidated Income Statement during the quarters ended March 31, 2006 and March 31, 2005, for awards under the stock plan:

	For the three months
	ended March 31,
	2006	2005
General and administrative expenses- stock based compensation	$671	$455

15. Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the Company’s Consolidated Income Statements, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses into interest expense). The Company’s comprehensive income is summarized in the last column on the Consolidated Statement of Changes in Stockholders’ Equity.

SFAS No. 130, Reporting Comprehensive Income, divides comprehensive income into “net income” and “other comprehensive income.” Other comprehensive income is defined as revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income is also summarized on the Company’s Consolidated Statement of Changes in Stockholders’ Equity (fourth column). The following table summarizes the Company’s accumulated other comprehensive income (loss) as reported on the Consolidated Statement of Changes in Stockholders’ Equity.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

	Mar 31, 2006	Dec 31, 2005
	Unaudited
Net unrealized gains on securities	$6,430	$9,648
Net unrealized gains (losses) on derivatives	4,344	784
Net realized gains (losses) on derivatives	(11,917)	(12,180)
Accumulated other comprehensive income (loss)	$(1,143)	$(1,748)

16. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2025 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2006, are as follows:

9 Months Ending December 31, 2006	$52,002
2007	70,672
2008	71,444
2009	69,765
2010	67,728
Thereafter	588,262
$919,873

17. Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2005, the Company acquired the TJX Companies, Inc. and AMVESCAP PLC/Invesco Group, Inc. properties described in Note 5-Real Estate Investments (the only properties acquired during the quarter ended March 31, 2006) and all real properties purchased during 2005. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

	For the three months
	ended March 31,
	2006	2005
Total revenues	$30,783	$25,602
Income from continuing operations	$2,292	$2,893
Income per basic and diluted common share
from continuing operations	$0.08	$0.11

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

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

Selected results of operations for the three months ended March 31, 2006 and March 31, 2005, are as follows:

	Corporate /		Operating Net Lease		Lending
	Unallocated		Real Estate		Investments
	3/31/2006	3/31/2005	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Total revenues	$228	$172	$18,995	$5,749	$9,125	$5,986
Total expenses & minority interest	3,637	3,009	17,583	4,530	4,824	2,146
Income (loss) from continuing operations	(3,409)	(2,837)	1,412	1,219	4,301	3,840
Total assets	49,118	84,154	957,212	263,561	409,979	342,975

19. Variable Interest Entities

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded five such loans as of March 31, 2006, with an aggregate unpaid principal amount of approximately $1,736 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

As of December 31, 2005, the Company had invested $36,395 in an office building in Wilmington, Delaware, net leased to Hercules Incorporated, including a $27,700 mezzanine loan and a $8,695 preferred equity investment. As of December 31, 2005, the Company determined that its borrower was a VIE under FIN 46, but the Company did not consolidate the borrower because the Company concluded it was not the primary beneficiary of the VIE. During March 2006, the property was recapitalized and the Company’s mezzanine loan and preferred equity investment were retired. The Company participated in the recapitalization by making a first mortgage loan on the property (which was simultaneously resold in a gain on sale transaction) and a corporate credit note investment secured by the property. Upon completion of the recapitalization, the Company’s aggregate investment in the property was $20,000, and the Company concluded its borrower was not a VIE under FIN 46.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2006 (unaudited)

20. Subsequent Events

On May 1, 2006, CLF, Inc. issued 5,000,000 shares of common stock in a public offering at a price to the public of $10.55 per share, and raised net proceeds of approximately $49,938, after the underwriting discount and estimated offering expenses. The Company expects to use the proceeds from the offering to repay or reduce its short-term borrowings, make additional net lease investments and for general corporate purposes. CLF, Inc. also granted the underwriters in the offering an option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any. The underwriters may exercise the option at any time in whole or in part on or before May 24, 2006.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through March 31, 2006, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). We have short-term floating rate borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. We employ a hedging strategy to mitigate our exposure to changes in interest rates while our assets are financed under our short-term borrowing arrangements. We expect our leverage to average 70% to 85% of our assets in portfolio.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.

We rely primarily on equity and debt capital to fund our portfolio growth. The following is a summary of our capital raising activities beginning with our initial public offering in March 2004 and through March 31, 2006.

Month/Year	Securities Issued	Price	Net Proceeds
March 2004	23.0 million shares of common stock	$10.50	$221.8 million
October 2005	14.0 million shares of 8.125% Series A cumulative redeemable preferred stock	$25.00	$33.7 million
December 2005	$30.9 million of junior subordinated notes	N/A	$29.9 million

Also, on May 1, 2006, we closed our first public offering of common stock since our initial public offering. See “Recent Developments” below.

Summary of Investment and Financing Activity in First Quarter 2006

The following highlights our investment and financing activity during the first quarter ended March 31, 2006:

•
We added assets of $179.4 million to our portfolio, including a $90.1 million acquisition of a TJX Companies, Inc. warehouse and distribution facility in Philadelphia, Pennsylvania, and a $69.3 million acquisition of two adjacent office buildings in Denver, Colorado net leased to Invesco Funds Group, Inc. (lease obligations guaranteed by AMVESCAP PLC). We participated in a recapitalization of the Hercules Incorporated office building in Wilmington, Delaware, by making a $78.0 million first mortgage loan on the property (which we sold to Wachovia Bank, N.A. in a gain-on-sale transaction at closing) and a $20.0 million corporate credit note investment.

•
In March 2006, we financed the acquisition of the TJX Companies, Inc. warehouse and distribution facility with a $71.7 million 10-year mortgage note from Wachovia Bank, N.A. with a coupon rate of 5.57%.

Recent Developments

On May 1, 2006, we closed our first public offering of common stock since our initial public offering in March 2004. We issued 5,000,000 shares of common stock in a public offering at a price to the public of $10.55 per share, and raised net proceeds of approximately $49.9 million, after the underwriting discount and estimated offering expenses. The shares were issued pursuant to our shelf registration statement. We expect to use the proceeds from the offering to repay or reduce our short-term borrowings, make additional net lease investments and for general corporate purposes. We also granted the underwriters in the offering an option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any. The underwriters may exercise the option at any time in whole or in part on or before May 24, 2006.

Business Environment

The markets have been and remain extremely competitive across each of our business segments. We continue to see significant amounts of investment capital pursuing transactions across the real estate spectrum which has put downward pressure on yields and spreads on both property acquisitions and our origination of loans for our portfolio. Recent increases in long-term interest rates also increase our anticipated financing costs for new investment opportunities, which may compress our anticipated spreads and make it more difficult to bid successfully on new transactions. If these trends continue, we may look to invest in net lease assets with return characteristics at the lower end of our target return criteria, we may re-adjust our target returns, or our asset origination activity may slow while we continue to pursue only those assets at or above the returns being generated by our current portfolio.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during the first quarter of 2006.

Property Acquisitions

During the quarter ended March 31, 2006, we completed the following property acquisitions (dollar amounts in thousands):

			Purchase		Net Rentable
Month Acquired	Tenant or Guarantor	Location	Price	Lease Expires	Square Feet
March	AMVESCAP PLC (1)	Denver, CO	$69,300	October 2016	263,770
March	TJX Companies, Inc.	Philadelphia, PA	90,125	June 2021	1,015,500

(1) Includes two adjacent office buildings net leased to Invesco Funds Group, Inc., a wholly-owned subsidiary of AMVESCAP PLC.

Business Segments

We conduct our business through two operating segments:

•    operating net lease real estate (including our investments in owned real properties); and

•    lending investments (including our loan business as well as our investments in securities).

Selected results of operations for the three months ended March 31, 2006 and March 31, 2005, are as follows (dollar amounts in thousands):

	Corporate /		Operating Net Lease		Lending
	Unallocated		Real Estate		Investments
	3/31/2006	3/31/2005	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Total revenues	$228	$172	$18,995	$5,749	$9,125	$5,986
Total expenses & minority interest	3,637	3,009	17,583	4,530	4,824	2,146
Income (loss) from continuing operations	(3,409)	(2,837)	1,412	1,219	4,301	3,840
Total assets	49,118	84,154	957,212	263,561	409,979	342,975

Results of Operations

During the first quarter of 2006, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments in net lease assets.

Comparison of the Quarter Ended March 31, 2006 to the Quarter Ended March 31, 2005

The following discussion compares our operating results for the quarter ended March 31, 2006 to the comparable period in 2005.

Revenue.

Total revenue increased $16.4 million, or 138%, to $28.3 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and increases in interest income, gain on sale of mortgage loans and other revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $13.2 million, or 232%, to $18.9 million. The increase was due to a substantial increase in the underlying property investments from the prior year period.

Interest income increased $2.1 million, or 35%, to $8.2 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Gain on sale of mortgage loans increased to $0.6 million, from $0.1 million, reflecting a large gain we earned on the origination and sale of a mortgage loan in the 2006 period.

Other revenue increased $0.5 million to $0.6 million, primarily reflecting fees we received on two loans that were paid off in the first quarter of 2006.

Expenses.

Total expenses increased $16.4 million, or 169%, to $26.0 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and stock based compensation expense, offset in part by a reduction in general and administrative expenses.

Interest expense increased $10.5 million, or 296%, from $3.5 million to $14.0 million. The increase in 2006 primarily consisted of $6.6 million of additional interest expense on property mortgages originated or assumed in 2005 and 2006, $2.9 million of additional interest expense on our collateralized debt obligations issued in March 2005, and $0.6 of interest expense on the trust preferred debt we issued in December 2005. In addition, interest expense on our borrowings under our repurchase agreement and other short-term financing obligations increased $0.4 million, or 27%, from $1.6 million to $2.0 million, primarily as a result of higher borrowing costs in 2006.

Property expenses increased $1.8 million, or 100%, to $3.6 million. The net amount of property expenses we incurred (net of expense recoveries) was $1.7 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

General and administrative expense decreased $0.2 million, or 8%, to $2.3 million, due primarily to slightly lower liability insurance and public company compliance costs. General and administrative expense for the 2005 period also included approximately $0.1 million of accrued severance expense.

General and administrative expense-stock based compensation increased $0.2 million, or 47%, to $0.7 million. The increase was due to marginally higher expected vesting of outstanding stock grants compared with the prior year period.

Depreciation and amortization expense on real property increased $4.1 million, due to the significant increase in property investments compared with the prior year period.

Net income.

Net income increased from $2.2 million to $2.4 million, as a result of the factors discussed above. Net income allocable to common stockholders was $1.6 million in the first quarter of 2006, reflecting dividends to preferred stockholders of $0.7 million.

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

We calculate FFO consistent with the National Association of Real Estate Investment Trusts (“NAREIT”) definition, or net income (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The following table reconciles our net income to FFO for the quarters ended March 31, 2006 and March 31, 2005.

	For the Three Months
	Ended March 31
(in thousands, except per share amounts)	2006	2005
Net income allocable to common stockholders	$1,641	$2,222
Adjustments:
Add: Depreciation and amortization expense on real property	5,378	1,268
Funds from operations	$7,019	$3,490
Weighted average number of common shares oustanding, basic and diluted	27,893	27,526
Funds from operations per share	$0.25	$0.13
Gain on sale of mortgage loans	$645	$63

Liquidity and Capital Resources

As of March 31, 2006, we had $10.5 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock during the quarter ended March 31, 2006. We also declared a dividend of $0.5078125 per share of 8.125% series A cumulative redeemable preferred stock in the first quarter of 2006.

We believe that our working capital and cash provided by operations are sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional net lease investments and, therefore, as we approach or reach our targeted leverage level from time to time, we will need to raise additional capital. We expect our leverage to average 70% to 85% of our assets in portfolio. As of May 10, 2006, we had an effective shelf registration statement under which we can offer an aggregate of $212.3 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

We raised additional equity capital through a public offering of common stock that closed on May 1, 2006. We issued 5,000,000 shares of common stock in a public offering at a price to the public of $10.55 per share, and raised net proceeds of approximately $49.9 million, after the underwriting discount and estimated offering expenses. The shares were issued pursuant to our shelf registration statement. We expect to use the proceeds from the offering to repay or reduce our short-term borrowings, make additional net lease investments and for general corporate purposes. We also granted the underwriters in the offering an option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any. The underwriters may exercise the option at any time in whole or in part on or before May 24, 2006.

We expect to raise additional capital to enable us to continue to implement our growth strategy, although the precise timing of our next capital raise will be impacted by our pace of investment activity and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you conditions for raising capital will be favorable for us at any time.

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

We had $150.9 million outstanding as of March 31, 2006 under our Wachovia repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $128.5 million, and securities with a carry value of $52.3 million. We also had $41.6 million outstanding as of March 31, 2006 under our real property acquisition facility, which borrowings were secured by owned properties with an aggregate carry value of $69.4 million. Our short-term borrowing arrangements are co-terminus, and they expire in August 2006. We expect to renew these arrangements prior to expiration. We had a repurchase agreement with Bank of America that expired unused on March 1, 2005.

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

As of March 31, 2006, we were in compliance with the terms of our short-term borrowing arrangements. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our short-term borrowing arrangements are uncommitted, we cannot make any assurance that these facilities will continue to be available to us.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our net lease asset investments and issuances of debt and equity capital. As discussed in further detail above, we issued common stock in May 2006.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured, non-recourse basis. Long-term financing can be in the form of traditional mortgage debt, CDOs or other debt mechanisms. As of March 31, 2006, we have financed on a long-term basis an aggregate of approximately $1,069.3 million of assets in portfolio with third party mortgage debt of $623.1 million and collateralized debt obligations of $268.2 million. We expect our leverage to average 70% to 85% of our assets in portfolio.

Long-Term Mortgage Financings.

During the quarter ended March 31, 2006, we obtained $71.7 million of long-term third party mortgage financing on one of our real property acquisitions, the TJX Companies, Inc. warehouse and distribution facility in Philadelphia, Pennsylvania. The coupon rate we pay on the related note is 5.57% and the note is scheduled to mature in March 2016. The note includes a six month interest only period, followed by monthly payments of interest and principal through maturity and a $65.5 million balloon payable at maturity.

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

Statement of Cash Flows

We used $5.1 million of cash in operating activities in the first quarter of 2006, primarily driven by an increase in other assets of $7.6 million, including a $6.4 million increase in funds held by our CDO trustee pending distribution or reinvestments, and decreases of $0.9 million in accounts payable, accrued expenses and other liabilities and cash deposits and escrows of $1.7 million. Our net income as adjusted for straight-lining of rents, various non-cash gains and losses and depreciation and amortization was $5.0 million in the first quarter of 2006. We used $11.9 million of cash in operating activities in the first quarter of 2005, primarily driven by reductions in cash deposits and escrows ($9.1 million) and amounts due to servicers and dealers ($4.4 million), partially offset by net income net of non-cash items of $3.5 million. As part of our CDO issuance in 2005, we transferred a number of loan deposits and other escrows to the CDO trustee.

Investing activities used $137.3 million during the period ended March 31, 2006, which primarily resulted from net investments in real estate of $165.4 million and net investments in mortgage loans of $51.1 million, partially offset by sale of mortgage loans of $78.6 million. Investing activities used $84.1 million during the period ended March 31, 2005, which resulted primarily from net investments in real estate of $48.4 million, net investments in securities investments of $31.0 million and net investments in mortgage loans of $6.9 million, partially offset by sale of mortgage loans of $2.3 million.

Cash provided by financing activities during the period ended March 31, 2006 was $133.6 million, which primarily resulted from net borrowings under repurchase agreements and other short-term financing obligations of $62.5 million, net borrowings from mortgages on real estate investments of $71.4 million, reductions in escrows held with mortgage lender of $6.1 million, and dividends paid of $6.3 million. Cash provided by financing activities during the period ended March 31, 2005 was $148.5 million, which primarily resulted from borrowings under collateralized debt obligations of $268.1 million, borrowings under mortgages on real estate investments, net of deposits and escrows, of $24.2 million, partially offset by net repayments on repurchase agreements of $125.5 million, funds used in hedging and risk management activities of $9.4 million, debt issuance costs of $4.9 million and dividends paid of $4.1 million.

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

For the quarters ended March 31, 2006 and 2005, we had net realized losses of $0.0 million and $9.4 million, respectively, related to cash flow hedges. The net realized gains and losses are included in Other Comprehensive Income and will be reclassified and amortized as part of interest expense on our Consolidated Income Statement over the expected term of the related debt issuances. For the quarters ended March 31, 2006 and March 31, 2005, we reclassified $0.3 million and $0.1 million from accumulated other comprehensive loss into interest expense related to the underlying debt issuances. Within the next twelve months, we estimate that $1.2 million of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

The change in net unrealized gains of $3.6 million and $7.5 million in the quarters ended March 31, 2006 and March 31, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•    our ability to make additional investments in a timely manner or on acceptable terms;

•    our ability to obtain long-term financing for our asset investments at the spread levels we project when we invest in the asset;

•    adverse changes in the financial condition of the tenants underlying our net lease investments;

•    increases in our financing costs, our general and administrative costs and/or our property expenses;

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2006, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

The following summarizes certain data regarding our interest rate sensitive instruments:

			Weighted
			Average
	Carrying	Notional	Effective
	Amount	Amount	Interest Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Mortgage and other real estate loans held
for investment (1)	$271,432	$269,555	6.75%	Various	$271,627
Securities available for sale - CMBS (2)	133,947	149,351	8.21%	2009-2028	133,947
Structuring fees receivable	3,714	N/A	7.98%	2010-2020	3,714
Derivative assets (3)	4,344	125,881	N/A	N/A	4,344
Liabilities
Repurchase agreement and other short-term
financing obligations (4)	192,495	192,495	5.64%	Short-term	192,495
Mortgage notes payable (5)	623,146	617,679	5.52%	2013-2024	599,482
Collateralized debt obligations (5)	268,164	268,500	5.67%	2015	255,214
Other long-term debt (6)	30,930	30,930	8.30%	2016	29,532

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
(4)
Our repurchase agreement and other short-term financing obligations bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(5)
We estimate the fair value of mortgage notes on real estate investments and collateralized debt obligations using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value. The maturity date of the collateralized debt obligations reflects our expected maturity date in January 2015 and is used to compute the related fair value and weighted average effective interest rate.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of March 31, 2006 are as follows:

		Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter
	(in thousands, notional amounts where appropriate,
	otherwise carrying amounts)
Mortgage and other real estate loans	$12,854	$11,405	$5,842	$8,989	$11,242	$219,223
Securities available for sale	938	1,321	1,435	24,522	1,626	119,509
Structuring fees receivable	461	659	713	772	768	341
Derivative assets	4,344	-	-	-	-	-
Mortgages on real estate investments	2,278	4,647	6,979	8,652	10,298	590,292
Repurchase agreement and other short-term
financing obligations	192,495	-	-	-	-	-
Collateralized debt obligations	(26)	(36)	(38)	(41)	22,792	245,513
Other long-term debt	-	-	-	-	-	30,930

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

The expected maturity dates shown for loan investments, securities available for sale and structuring fees receivable are based on the contractual terms of the underlying assets. These assets, based on our current operating strategy, are held for investment. Our liabilities with respect to our repurchase agreement and other short-term financing obligations are short-term in nature and, accordingly, are listed in the current period. The material assumptions used to determine fair value are included in footnotes 1 through 6 in the immediately preceding table.

Item 4. Controls and Procedures

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.    Risk Factors

The following risk factors amend and restate those risk factors with the same caption headings included in our Form 10-K for the year ended December 31, 2005.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to the following tenant credit concentrations as of March 31, 2006:

•	approximately $195.2 million, or 14.6%, of our assets in portfolio involve properties leased to the United States Government;

•	approximately $92.9 million, or 7.0%, of our assets in portfolio involve properties leased to, or leases guaranteed by, TJX Companies, Inc.;

•	approximately $88.3 million, or 6.6%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Lowe’s Companies Inc.;

•	approximately $83.1 million, or 6.2%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Aon Corporation;

•	approximately $76.6 million, or 5.7%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Tiffany & Co.;

•	approximately $69.4 million, or 5.2%, of our assets in portfolio involve properties leased to, or leases guaranteed by, AMVESCAP PLC; and

•	approximately $66.6 million, or 5.0%, of our assets in portfolio involve properties leased to, or leases guaranteed by, CVS Corporation.

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

We are subject to the following industry concentrations as of March 31, 2006:

•
approximately $178.2 million, or 13.3%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company);

•
approximately $140.7 million, or 10.5%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc. and Kohl’s Corporation); and

•
approximately $105.2 million, or 7.9%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail home improvements industry (e.g., Lowe’s Companies, Inc. and Home Depot USA, Inc.); and

•	approximately $92.1 million, or 6.9%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail drug industry (e.g., CVS Corporation, Walgreen Co.).

Any downturn in one or more of these industries or in any other industry in which we may have a significant credit concentration in the future could have a material adverse effect on our cash flows and operating results.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to the following geographic concentrations as of March 31, 2006:

•	approximately $187.8 million, or 14.1%, of our assets in portfolio are investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $179.5 million, or 13.4%, of our assets in portfolio are investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $148.3 million, or 11.1%, of our assets in portfolio are investments in properties located in the New York City and Northern New Jersey area; and

•	approximately $111.1 million, or 8.3%, of our assets in portfolio are investments in properties located in the Philadelphia, Pennsylvania metropolitan area; and

•	approximately $67.6 million, or 5.0%, of our assets in portfolio are investments in properties located in the Southern California area.

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

We invest in net lease assets where the underlying tenant’s credit rating is below investment grade (approximately $110.4 million, or 8.3%, of our assets in portfolio as of March 31, 2006). These investments will have a greater risk of default and bankruptcy than investments on properties net leased exclusively to investment grade tenants.

Our investments in commercial mortgage-backed securities may be subordinated.

As of March 31, 2006, our CMBS investments included $56.9 million of below investment grade bond classes. Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

a.	Exhibits

10.1	Agreement of Sale and Purchase of Partnership Interests, dated January 24, 2006, between Liberty Property Limited Partnership, Liberty Property Philadelphia Trust and Caplease, LP
10.2	Purchase and Sale Agreement, dated January 27, 2006, between Challenger South Monaco, L.L.C. and Caplease, LP
10.3	Promissory Note, dated March 10, 2006, of CLF Red Lion Road Philadelphia Business Trust in favor of Wachovia Bank, National Association
12.1	Computation of ratio of earnings to fixed charges and preferred stock dividends
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

CAPITAL LEASE FUNDING, INC.
Registrant

Date: May 10, 2006	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: May 10, 2006	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer