Form 10-Q
period 2006-06-30
CAPITAL LEASE FUNDING INC
filed 2006-08-04
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 001-32039

Capital Lease Funding, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2414533
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1065 Avenue of the Americas, New York, NY	10018
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code:	(212) 217-6300

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

As of August 4, 2006, there were 33,916,929 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2006 (unaudited) and December 31, 2005

(Amounts in thousands, except share and per share amounts)	As Of June 30, 2006	As Of December 31, 2005
Assets
Real estate investments, net	$964,937	$764,930
Mortgage and other real estate loans held for investment	270,127	297,551
Securities available for sale	133,238	137,409
Cash and cash equivalents	23,702	19,316
Assets held for sale	2,942	2,942
Structuring fees receivable	3,564	3,862
Other assets	63,711	60,478
Total Assets	$1,462,221	$1,286,488
Liabilities and Stockholders' Equity
Accounts payable, accrued expenses and other liabilities	$12,649	$14,890
Repurchase agreement and other short-term financing obligations	105,584	129,965
Mortgages on real estate investments	697,212	551,844
Collateralized debt obligations	268,173	268,156
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	18,111	14,419
Dividends payable	7,547	6,253
Total liabilties	1,140,206	1,016,457
Minority interest	2,948	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 33,916,929 and 27,868,480 shares issued and outstanding, respectively	339	279
Additional paid in capital	286,245	237,843
Accumulated other comprehensive loss	(1,174)	(1,748)
Total Stockholders' Equity	319,067	270,031
Total Liabilities and Stockholders' Equity	$1,462,221	$1,286,488

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Amounts in thousands, except per share amounts)	2006	2005	2006	2005
Revenues:
Rental revenue	$19,855	$7,124	$36,877	$11,459
Interest income from mortgage and other real estate loans and securities	7,744	6,641	15,959	12,748
Property expense recoveries	2,128	1,356	4,038	2,719
Gains on sale of mortgage loans	—	174	645	237
Other revenue	528	93	1,085	132
Total revenues	30,255	15,388	58,604	27,295
Expenses:
Interest expense	15,728	6,214	29,752	9,756
Property expenses	3,762	2,291	7,327	4,074
Loss on securities	—	250	—	250
General and administrative expenses	2,437	2,414	4,782	4,967
General and administrative expenses-stock based compensation	542	467	1,214	922
Depreciation and amortization expense on real property	6,438	1,920	11,816	3,188
Loan processing expenses	66	63	132	148
(Gain) loss on derivatives	(125)	—	(130)	—
Total expenses	28,848	13,619	54,893	23,305
Income before minority interest and taxes	1,407	1,769	3,711	3,990
Minority interest in consolidated entities	(1)	(215)	(1)	(215)
Income from continuing operations	1,406	1,554	3,710	3,775
Income from discontinued operations	49	—	98	—
Net income	1,455	1,554	3,808	3,775
Dividends allocable to preferred shares	(711)	—	(1,422)	—
Net income allocable to common stockholders	$744	$1,554	$2,386	$3,775

Earnings per share:
Net income per common share, basic and diluted	$0.02	$0.06	$0.08	$0.14
Weighted average number of common shares outstanding, basic and diluted	31,876	27,868	29,896	27,698
Dividends declared per common share	$0.20	$0.18	$0.40	$0.36
Dividends declared per preferred share	$0.50781	$—	$0.50781	$—

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income (Loss)
Balance at December 31, 2005	$33,657	$279	$237,843	$(1,748)	$—	$270,031	$2,179
Incentive stock plan compensation expense	—	—	1,214	—	—	1,214
Incentive stock plan grants issued & forfeited	—	3	(3)	—	—	—
Net income	—	—	—	—	3,808	3,808	3,808
Issuance of common stock	—	57	57,225	—	—	57,282
Dividends declared-preferred	—	—	—	—	(1,422)	(1,422)
Dividends declared-common	—	—	(10,034)	—	(2,386)	(12,420)
Unrealized change in value of securities available for sale	—	—	—	(6,048)	—	(6,048)	(6,048)
Unrealized change in value of derivatives	—	—	—	6,153	—	6,153	6,153
Realized gains (losses) on derivatives, net of amortization	—	—	—	469	—	469	469
Balance at June 30, 2006	$33,657	$339	$286,245	$(1,174)	$—	$319,067	$4,382

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$3,808	$3,775
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	11,886	2,824
Amortization of stock based compensation	1,214	922
Amortization of above and below market leases	(328)	(212)
Minority interest in consolidated entities	1	—
Gains on sale of mortgage loans	(645)	(237)
Loss on securities available for sale	—	250
(Gain) loss on derivatives	(130)	—
Straight-lining of rents	(4,982)	(571)
Amortization of discounts/premiums, and origination fees/costs	(280)	(211)
Amortization of debt issuance costs and FMV of debt assumed	772	450
Changes in operating assets and liabilities:
Structuring fees receivable	299	276
Other assets	(1,145)	(24,127)
Accounts payable, accrued expenses and other liabilities	194	4,581
Deposits and escrows	(1,889)	(7,732)
Amounts due to servicer	—	(4,359)
Net cash provided by (used in) operating activities	8,775	(24,371)
Investing activities
Proceeds from sale of mortgage and other real estate loans	78,645	2,310
Additions to mortgage and other real estate loans	(107,907)	(33,113)
Principal received from borrowers	57,209	7,121
Origination costs on lending investments	121	55
Purchase of securities available for sale	(2,310)	(46,168)
Sale of securities available for sale	—	5,787
Principal amortization on securities available for sale	713	1,001
Purchases of real estate investments	(197,175)	(193,578)
Real estate improvements, additions and construction in progress	(7,628)	(1,550)
Deposits on potential equity investments	(4,135)	(4,000)
Return of deposit on equity investment	4,600	2,500
Purchases of furniture, fixtures and equipment	(874)	(72)
Net cash used in investing activities	(178,741)	(259,707)
Financing activities
Borrowing under repurchase agreement and other short-term financing obligations	95,233	123,538
Repayment of repurchase agreement and other short-term financing obligations	(119,614)	(211,626)
Borrowings from mortgages on real estate investments	146,285	154,325
Repayments of mortgages on real estate investments	(729)	(523)
Borrowings from collateralized debt obligations	—	268,130
Debt issuance costs	(509)	(5,325)
Escrows held with mortgage lender	8,964	—
Funds provided by (used in) hedging and risk management activities	23	(10,196)
Common stock issued, net of offering costs	57,282	—
Dividends paid on common and preferred stock	(12,600)	(9,141)
Changes in amounts due from affiliates and members	17	1
Net cash provided by financing activities	174,352	309,183
Net increase in cash	4,386	25,105
Cash and cash equivalents at beginning of period	19,316	30,721
Cash and cash equivalents at end of period	$23,702	$55,826

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$28,093	$6,302
Cash paid for capitalized interest	$—	$1,204
Distributions declared but not paid	$53	$—
Dividends declared but not paid	$7,494	$5,016

Supplemental disclosure of noncash operating, investing and financing information
Unrealized gain on cash flow hedges	$6,153	$3,806
Unrealized gain (loss) on available-for-sale securities	$(6,048)	$4,665
Value of in-place leases and above-market leases acquired	$18,456	$20,265
Value of below-market leases acquired	$4,258	$4,710
Securities reclassified to mortgage loans held for investment	$—	$6,932
Operating partnership units issued in connection with an investment	$3,000	$—
Real estate investments consolidated under FIN46	$—	$81,500
Real estate investments no longer consolidated under FIN46	$—	$48,000
Mortgage on real estate investments consolidated under FIN46	$—	$50,887
Mortgage on real estate investments no longer consolidated under FIN46	$—	$4,815
Depreciation on real estate investments consolidated under FIN46	$—	$417

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

1.	Organization

Capital Lease Funding, Inc. (“CLF, Inc.” and collectively with its majority-owned subsidiaries, the “Company”) invests in equity interests in real estate properties, real estate mortgage loans, real estate securities and other real estate assets. The Company’s investments consist primarily of real estate assets that are backed by commercial properties subject to long-term net leases from investment grade and near investment grade tenants.

CLF, Inc. was incorporated in the State of Maryland during October 2003, and was formed for the purpose of continuing the existing business operations and acquiring the assets and liabilities of Caplease, LP. Since 1995, Caplease, LP was primarily engaged in the business of underwriting, originating and selling or securitizing mortgage loans made to owners of real properties subject to long term leases to high credit quality tenants. CLF, Inc. completed the acquisition of Caplease, LP through a reverse merger and its initial public offering during March 2004. CLF, Inc. is the indirect sole general partner of, and owns approximately 98.5% of the common limited partnership units of, Caplease, LP.

In March 2004, CLF, Inc. sold 23,000,000 shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222,000. In October 2005, CLF, Inc. sold 1,400,000 shares of its 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share, for net proceeds of approximately $33,800. In May 2006, CLF, Inc. issued 5,747,000 shares of common stock in a public offering at a price to the public of $10.55 per share, for net proceeds of approximately $57,282. As of June 30, 2006, CLF, Inc. had 33,916,929 shares of common stock and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of CLF, Inc. and its majority-owned subsidiaries and other entities consolidated under FIN 46 (see Note 20). Results of operations of properties acquired are included in the Consolidated Income Statements from the date of acquisition. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company will be required to evaluate its assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. As of June 30, 2006, the Company had no loss allowances on any of the loans in its portfolio.

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

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through June 30, 2006, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

June 30, 2006 (unaudited)

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

Securities Available for Sale

Securities are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheets, with unrealized gains and losses included in other comprehensive income, and any other-than-temporary impairments included in current earnings on the Income Statement, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has also adopted the disclosure requirements of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an “other than temporary” loss has not been recognized. The Company had no losses on securities charged to the Income Statement during the three and six months ended June 30, 2006. The Company had losses on securities of $250 charged to the Income Statement during the three and six months ended June 30, 2005.

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

June 30, 2006 (unaudited)

The Company may periodically receive breakup fees on contracts in connection with its investments in real estate. The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the three and six months ended June 30, 2006 and June 30, 2005.

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

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income allocable to common stockholders	$744	$1,554	$2,386	$3,775
Weighted average number of common shares outstanding, basic and diluted	31,876	27,868	29,896	27,698
Earnings per share, basic and diluted	$0.02	$0.06	$0.08	$0.14
Non-vested shares included in weighted average number of shares outstanding above	570	497	570	497

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R: (Revised 2004) − Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R as of January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company’s consolidated financial statements. See Note 15.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

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

4.	Mortgage and Other Real Estate Loans Held for Investment

Mortgage and other real estate loans held for investment at June 30, 2006 and December 31, 2005, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of June 30, 2006, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of June 30, 2006, none of the Company’s loans held for investment were delinquent or in default, other than a payment default on a $5,000 loan that was cured in July 2006.

	Jun 30, 2006	Dec 31, 2005
	Unaudited
Principal	$269,177	$296,479
Premium	1,856	1,898
Carrying amount of loans	271,033	298,377
Deferred origination fees, net	(906)	(826)
Total	$270,127	$297,551

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing on the property. As of June 30, 2006, these investments aggregated $10,860, and are included in the table above.

During June 2006, the Company made the following mezzanine loan investment. The Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company is generally required to make advances simultaneous with the borrower’s capital contributions to the joint venture to fund the underlying franchise loans. The Company earns interest on its advances at the rate of ten percent per annum. As of June 30, 2006, the Company had advanced $4,400 under the agreement. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a limited guarantee by one of the principals of the borrower. The joint venture has entered into a franchise loan funding agreement with a third party lender who has been assigned a first priority lien in the franchise loans and various related collateral. The Company’s commitment expires in September 2009.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

At June 30, 2006, the Company’s mortgage and other real estate loans carried interest rates ranging from 5.28% to 10.00%, and at December 31, 2005, the Company’s mortgage and other real estate loans carried interest rates ranging from 5.28% to 14.29%. At June 30, 2006 and December 31, 2005, the weighted average effective interest rate on the mortgage and other real estate loans, as measured against the Company’s cost basis, was 6.77% and 6.86%, respectively.

5.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at June 30, 2006 and December 31, 2005:

	Jun 30, 2006	Dec 31, 2005
	Unaudited
Real estate investments, at cost:
Land	$155,006	$136,566
Building and improvements	732,413	557,248
Intangible assets under SFAS 141	101,318	82,862
Less: Accumulated depreciation and amortization	(23,800)	(11,746)
Real estate investments, net	$964,937	$764,930
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	19,467	15,210
Less: Accumulated amortization	(1,356)	(791)
Intangible liabilities on real estate investments, net	$18,111	$14,419

Acquisition costs capitalized as part of buildings and improvements were $241 and $1,359 for the three and six months ended June 30, 2006.

Amounts for accrued rental income and deferred rental income as of June 30, 2006 and December 31, 2005, were as follows:

	Jun 30, 2006	Dec 31, 2005
	Unaudited
Accrued Rental Income	$11,460	$6,708
Deferred Rental Income	390	620

Accrued rental income is included in other assets on the Company’s Consolidated Balance Sheet. Deferred rental income is included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet.

Amortization of intangible assets and liabilities for the three and six months ended June 30, 2006 and June 30, 2005, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Amortization of in-place leases (included in depreciation and amortization expense)	$2,007	$371	$3,749	$678
Amortization of above-market leases (included as a reduction of rental revenue)	131	—	238	—
Amortization of below-market leases (included as a component of rental revenue)	293	113	566	212

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

As of June 30, 2006, the Company’s weighted average amortization period on intangible assets was 12.4 years, and the weighted average amortization period on intangible liabilities was 20.7 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of June 30, 2006 is as follows:

	Intangible Assets	Intangible Liabilities
6 Months Ending December 31, 2006	$4,316	$608
2007	8,632	1,216
2008	8,632	1,216
2009	8,632	1,216
2010	8,632	1,216
Thereafter	55,139	12,640
	$93,983	$18,112

The Company’s analysis of intangible assets and liabilities acquired in connection with the acquisition of real estate properties is preliminary.

As of June 30, 2006, all of the Company’s owned properties were pledged as collateral for the related long-term financings of those assets. The Company owns and finances each property through a separate single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE.

During the three months ended June 30, 2006, the Company completed the following real estate acquisitions:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
April	Pearson Plc.	Lawrence, KS	$20,750	April 2021	194,665
June	Koninklijke Ahold, N.V.	Levittown, PA	18,575	April 2026	70,020

6.	Discontinued Operations

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company expects to resell the property in the third or fourth quarter of 2006.

In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as assets held for sale on the June 30, 2006 and December 31, 2005 Consolidated Balance Sheets, and the revenues from the property as income from discontinued operations on the Consolidated Income Statement for the six months ended June 30, 2006 and for the year ended December 31, 2005. Revenue and net income for the Allstate Pittsburgh property were $98 and $98, respectively, for the six months ended June 30, 2006. Based on initial pricing expectations, the Company expects to recognize a gain on the sale of the property and, therefore, no impairment loss on the property has been recognized.

7.	Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at June 30, 2006 and at December 31, 2005, consisted of the following:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)
	Jun 30, 2006	Dec 31, 2005
	Unaudited
BSCMS 1999 CLF1, Class E (rated B+) Face Amount	$3,326	$3,326
BSCMS 1999 CLF1, Class F (rated CCC) Face Amount	2,494	2,494
CALFS 1997-CTL1, Class D (rated BB+) Face Amount	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated B+) Face Amount	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	6,383	6,383
NLFC 1999-LTL-1, Class D (rated BBB) Face Amount	5,000	5,000
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	7,968	8,434
WBCMT 2004-C15 180D (rated B+) Face Amount	15,000	15,000
WBCMT 2004-C15 180E (rated B) Face Amount	8,000	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated BBB) Face Amount	410	393
BACMS 2002-2, Class V-2 (Sterling Jewelers) (rated BBB-) Face Amount	628	602
CVS Corporation (rated BBB+) Face Amount	19,835	20,000
Yahoo, Inc. (rated BBB-) Face Amount	31,985	31,990
Other marketable securities (rated NA) Face Amount	2,310	—
Unearned Discount	(21,741)	(21,901)
Cost Basis	129,638	127,761
Net unrealized appreciation on securities held for sale	3,600	9,648
Total	$133,238	$137,409

All Standard & Poor’s ratings in the above table are as of June 30, 2006.

Unrealized gains and losses on securities available for sale at June 30, 2006 and December 31, 2005, included as a component of other comprehensive income, consisted of the following:

	Jun 30, 2006	Dec 31, 2005
	Unaudited
Unrealized gains on securities available for sale	$6,510	$10,002
Unrealized losses on securities available for sale	(2,910)	(354)

The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

The following table summarizes the Company’s securities in an unrealized loss position as of June 30, 2006.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$69,629	$2,583	4
In unrealized loss position 12 or more months	7,766	327	2

One of the securities with an unrealized loss in the “12 or more months” category is a zero coupon bond whose value increases over time as maturity approaches. The Company expects the market value of this security to increase to an amount in excess of the Company’s carry value by December 31, 2006. The other security’s fair value has declined primarily due to increases in market interest rates, rather than credit impairment, and the Company believes the security’s carrying value is fully recoverable over its expected holding period.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

At June 30, 2006 and December 31, 2005, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was approximately 8.2% and 8.2%, respectively.

The following summarizes the Company’s sales of securities during the three and six months ended June 30, 2006 and June 30, 2005:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net proceeds from sale	$—	$5,787	$—	$5,787
Net gain	—	174	—	174

Structuring fees receivable of $3,564 and $3,862 at June 30, 2006 and December 31, 2005, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

8.	Other Assets

Other assets as of June 30, 2006 and December 31, 2005, consisted of the following:

	Jun 30, 2006	Dec 31, 2005
	Unaudited
Receivables and accrued interest	$6,673	$6,515
Prepaid expenses and deposits	1,092	2,077
Reserve accounts	10,523	8,131
Escrow held with mortgage lender	543	9,507
Funds with CDO trustee pending distribution or reinvestment	12,144	16,638
Amounts held by servicer	5,090	1,483
Derivative assets	6,917	1,082
Accrued rental income	11,460	6,708
Debt issuance costs, net	7,118	6,975
Other	2,151	1,362
Total	$63,711	$60,478

9.	Repurchase Agreements and Other Short-Term Financing Arrangements

As of June 30, 2006, the Company had a $250,000 repurchase agreement and a $100,000 real property acquisition facility in place for short-term liquidity requirements with Wachovia Bank, N.A. and its affiliate. The Company’s repurchase agreement and real property acquisition facility are scheduled to expire in August 2006. The Company expects to renew these facilities prior to expiration.

The Company’s short-term borrowing arrangements are secured by the assets financed and are fully recourse to its other assets.

Amounts related to the Company’s repurchase agreement as of June 30, 2006 and December 31, 2005, are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

	Jun 30, 2006	Dec 31, 2005
	Unaudited
Collateral carry value
Loans	$82,624	$116,881
Securities	43,099	43,785
Total	$125,723	$160,666

Borrowings
Loans	$70,317	$94,341
Securities	35,267	35,624
Total	$105,584	$129,965

The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day London Interbank Offered Rate (“LIBOR”)) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreements for the six months ended June 30, 2006 and June 30, 2005, are as follows:

	Jun 30, 2006	Jun 30, 2005
	Unaudited	Unaudited
Wachovia-mortgage loan repurchase agreements	5.73%	3.41%
Wachovia-CMBS repurchase agreements	5.46%	3.57%

As of June 30, 2006 and June 30, 2005, the 30-day LIBOR rate was 5.33% and 3.34%, respectively.

The Company is required to pay interest on any borrowings on the real property acquisition facility at prevailing short-term rates (30-day LIBOR) plus a pricing spread (ranging from 95 to 225 basis points). As of June 30, 2006, the Company had no borrowings outstanding on the real property acquisition facility.

The Company is required to comply with the following financial covenants under its short-term financing agreements: minimum liquidity, minimum tangible net worth and maximum leverage. As of June 30, 2006, the Company was in compliance with the terms of its short-term financing agreements.

10.	Risk Management Transactions

The Company’s objectives in using derivatives include adding stability to interest expense and managing its exposure to interest rate movements. The Company uses forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of June 30, 2006, the Company was hedging its exposure to such variability through September 2016. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

Amounts related to open positions, as of June 30, 2006 and December 31, 2005, were as follows:

	June 30, 2006		December 31, 2005
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$136,719	$6,888	$125,881	$784

At June 30, 2006 and December 31, 2005, the Company had hedged the following future borrowings:

	Jun 30, 2006	Dec 31, 2005
	Unaudited
Future borrowings (principal amount)	$136,719	$125,881

At June 30, 2006 and December 31, 2005, derivatives with a fair value of $29 and $298, respectively, were included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet. At June 30, 2006 and December 31, 2005, derivatives with a fair value of $6,917 and $1,082, respectively, were included in other assets on the Company’s Consolidated Balance Sheet.

Net realized gains and losses on qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Income Statement over the expected term of the Company’s related debt issuances. For the three months ended June 30, 2006 and June 30, 2005, the Company had net realized gains and (losses) of $41 and $(782), respectively, related to cash flow hedges. For the three months ended June 30, 2006 and June 30, 2005, the Company reclassified $291 and $241, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

For the six months ended June 30, 2006 and June 30, 2005, the Company had net realized gains and (losses) of $23 and $(10,196), respectively, related to cash flow hedges. For the six months ended June 30, 2006 and June 30, 2005, the Company reclassified $577 and $331, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, the Company estimates that $1,206 of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

The change in net unrealized gains of $6,153 and $3,806 in the six months ended June 30, 2006 and June 30, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

The Company had net income due to hedge ineffectiveness of $125 and $0 for the three months ended June 30, 2006 and June 30, 2005, respectively, and $130 and $0 for the six months ended June 30, 2006 and June 30, 2005, respectively. These amounts are included in (gain) loss on derivatives on the Consolidated Income Statements.

Consistent with the cash flows of the related financing, the Company classifies the cash flows from derivatives that are accounted for as cash flow hedges as a financing activity on the Consolidated Statements of Cash Flows.

11 .	Long-Term Debt

Our long-term debt consists of the following:

•	mortgage notes on real estate investments;

•	collateralized debt obligations; and

•	debt related to trust preferred securities.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

Mortgages Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

	Jun 30, 2006		Dec 31, 2005			Effective Rate (1)
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon		Maturity
	Unaudited	Unaudited
Choice Hotels International, Inc., Silver Spring, MD	$31,933	$31,933	$32,199	$32,199	5.30%	5.34%	May-13
Omnicom Group, Inc., Irving, TX	13,575	13,575	13,575	13,575	5.24%	5.30%	May-13
Capital One Financial Corporation, Plano, TX	20,925	20,925	20,925	20,925	5.24%	5.29%	May-13
Aon Corporation, Glenview, IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov-14
Cadbury Schweppes Holdings (US), Whippany, NJ	35,875	35,875	36,000	36,000	5.26%	5.34%	Mar-15
ITT Industries, Inc., Herndon, VA	41,700	41,700	41,700	41,700	5.33%	5.48%	Jun-15
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul-15
Abbott Laboratories, Waukegan, IL	15,244	15,244	15,244	15,244	5.11%	5.16%	Aug-15
United States Government (NIH), N. Bethesda, MD	65,188	65,188	65,188	65,188	5.32%	5.56%	Sep-15
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep-15
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.41%	Sep-15
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep-15
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct-15
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan-16
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan-16
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan-16
TJX Companies, Inc., Philadelphia, PA	71,700	71,700	-	-	5.57%	5.59%	Mar-16
United States Government (Department of Veterans Affairs), Ponce, PR	7,097	7,425	7,317	7,670	7.30%	6.41%	Apr-16
Pearson Plc., Lawrence, KS	16,025	16,025	-	-	5.84%	5.95%	May-16
Koninklijke Ahold, N.V., Levittown, PA	14,860	14,860	-	-	6.05%	6.11%	Jul-16
AMVESCAP PLC, Denver, CO	43,700	43,700	-	-	6.03%	6.07%	Jul-16
Walgreen Co., Pennsauken, NJ	1,984	2,134	2,046	2,208	7.65%	6.04%	Oct-16
Walgreen Co., Portsmouth, VA	3,248	3,459	3,304	3,525	7.20%	6.18%	Jul-18
United States Government (EPA), Kansas City, KS	21,395	25,039	21,395	25,151	7.57%	5.74%	Oct-22
United States Government (OSHA), Sandy, UT	14,669	15,709	14,670	15,738	6.28%	5.52%	Jan-24
Total	$691,839	$697,212	$546,284	$551,844

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are non-recourse (subject to customary exceptions) and are secured by the respective properties and an assignment of the relevant leases on the properties. The Company’s book value before accumulated depreciation and amortization on the mortgaged properties aggregated $988,737 at June 30, 2006, and $776,676 at December 31, 2005.

Collateralized Debt Obligations

In March 2005, the Company completed its first collateralized debt obligation, or CDO. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets into the pool, and created $285,000 face amount of multi-class notes and $15,000 of preferred equity through the CDO trust. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the assets in the pool. The following table summarizes the assets in the Company’s portfolio posted as CDO collateral as of June 30, 2006.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

Carry Value
Long-Term Mortgage Loans	$157,729
Corporate Credit Notes	12,110
CMBS and Other Real Estate Securities	65,394
Total	$235,233

The table does not include approximately $49,061 of intercompany corporate credit notes that are eliminated from the Company’s balance sheet in consolidation.

Trust Preferred Securities

In December 2005, the Company’s operating partnership, Caplease, LP, issued $30,000 in aggregate principal amount of fixed/floating rate preferred securities through its wholly-owned subsidiary, Caplease Statutory Trust I. The trust simultaneously issued 930 of its common securities to the operating partnership for a purchase price of $930, which constitutes all of the issued and outstanding common securities of the trust. The trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $30,930 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due January 30, 2036, issued by the operating partnership. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum. The notes mature on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, beginning on January 30, 2011. The trust preferred and common securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the redemption or maturity of the notes.

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

Scheduled principal amortization and balloon payments for long-term debt as of June 30, 2006 for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
6 Months Ending December 31, 2006	$1,808	$—	$1,808
2007	4,782	—	4,782
2008	7,121	— —	7,121
2009	8,822	—	8,822
2010	33,487	—	33,487
Thereafter	153,054	787,241	940,295
	$209,074	$787,241	$996,315

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

12.	Minority Interests

In connection with the Company’s acquisition of the Koninklijke Ahold, N.V property described in Note 5 above, Caplease, LP issued 263,157 common units of limited partnership at $11.40 per unit to the seller of the property (the “minority interest holder”) as partial consideration in exchange for the property. Beginning on June 13, 2008, the units of limited partnership are redeemable by the minority interest holder, at its option, on the basis of one unit for either one share of CLF, Inc. common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

Cash distributions by Caplease, LP will be paid in the following priority: first, to the minority interest holder until such holder receives the amount it would have received if the holder’s units of limited partnership interest were converted to an equal number of shares of CLF, Inc. common stock, and then, to CLF, Inc. Simultaneous with CLF, Inc.’s common stock dividend on July 17, 2006 (see Note 14 below), the minority interest holder was paid a cash dividend of $0.20 per limited partnership unit.

Net income has been allocated to the minority interest holder on an “as converted” basis. In other words, the limited partnership units are treated as converted to shares of CLF, Inc. common stock, and the minority interest holder is allocated a percentage of the Company’s net income based on its percentage of as converted common shares outstanding. In addition, a weighted average is used for units outstanding for less than a full period.

13.	Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on its business, results of operations or financial condition.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At June 30, 2006, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

During the third quarter of 2005, the Company obtained long-term financing on two of its owned real properties (the United States Government/DEA Property and the United States Government/SSA Property) and simultaneously issued two letters of credit in the aggregate of $16,671 to its mortgage lender to provide additional collateral while the buildings on the property were under construction. Each letter of credit was issued for the full amount the Company borrowed from the lender on the property ($11,280 letter of credit in the case of the DEA Property and $5,391 letter of credit in the case of the SSA Property). Construction of the buildings on each property was substantially completed in the first quarter of 2006, the letter of credit on the DEA property was cancelled in March 2006, and the letter of credit on the SSA property was cancelled in April 2006.

During May 2005, the Company acquired a real property in Herndon, Virginia net leased to ITT Industries, Inc., and agreed under the tenant’s lease to fund expected improvements to the real property of approximately $9,500. During May 2005, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of June 30, 2006, $8,997 of these funds have been disbursed.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property net leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $25 and $26 for the three months ended June 30, 2006 and June 30, 2005, respectively, and $50 and $53 for the six months ended June 30, 2006 and June 30, 2005, respectively.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

As described at Note 4 above, the Company had outstanding commitments to fund loans of approximately $12,000 related to its credit agreement to support YUM! Brands, Inc. franchise loans as of June 30, 2006. As of June 30, 2006, advances of $4,400 had been made against these commitments.

The Company entered into an office lease in April 2006 for its new corporate offices at 1065 Avenue of the Americas, New York, New York. The term of the lease is for seven years and five months with a base rent of $699 per year for the first four years (after a five month rent free period) and $753 per year for the remainder of the term.

14.	Stockholders’ Equity

Stock Issuances

CLF, Inc.’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of June 30, 2006, CLF, Inc. had issued and outstanding 33,916,929 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During May 2006, CLF, Inc. issued 5,747,000 shares of common stock in a public offering at a price to the public of $10.55 per share, for net proceeds of approximately $57,282. During the six months ended June 30, 2006, CLF, Inc. issued 307,450 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan (net of forfeitures of 5,000 shares). As of June 30, 2006, the Company had awarded 1,061,995 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 15 below).

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

On July 17, 2006, CLF, Inc. paid a dividend of $0.20 per share to its common stockholders. The dividend was declared on June 14, 2006, to common stockholders of record as of June 30, 2006.

On July 17, 2006, CLF, Inc. paid a dividend of $0.5078125 per share to its Series A preferred stockholders. The dividend was declared on June 14, 2006, to Series A preferred stockholders of record as of June 30, 2006.

15.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan, inclusive of 1,250,000 shares approved by the Company’s stockholders at the Company’s annual stockholder meeting held on June 14, 2006. As of June 30, 2006, the Company had awarded 1,061,995 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

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

During June 2006, awards with respect to 11,001 shares of common stock were forfeited in connection with employee terminations, including awards with respect to 5,000 shares of common stock made in March 2006 and awards with respect to 6,001 shares of common stock made in March 2005.

A summary of the Company’s activity under the stock plan during the six months ended June 30, 2006, is presented below:

	Number of Shares
Stock Awards at January 1, 2006	760,546
Granted During Six Months Ended June 30, 2006	312,450	(1)
Forfeited During Six Months Ended June 30, 2006	(11,001)
Stock Awards at June 30, 2006	1,061,995

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

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

A summary of the status of unvested shares as of and for the six months ended June 30, 2006, is presented below:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	495,654	$10.83	(1)
Granted	312,450	11.04	(2)
Vested	(227,257)	10.73
Forfeited	(11,001)	11.02
Nonvested at June 30, 2006	569,846	10.96

(1)
Includes weighted average fair value on 433,430 of the 495,654 shares awarded and remaining unvested as of January 1, 2006. Performance criteria on the remaining 62,224 shares have not yet been determined, and therefore, as required under SFAS 123R, the applicable grant date for these shares has not yet occurred and the fair value has not yet been determined.

(2)
Includes weighted average fair value on 223,450 of the 312,450 shares awarded during the quarter. Performance criteria on the remaining 89,000 shares have not yet been determined, and therefore, as required under SFAS 123R, the applicable grant date for these shares has not yet occurred and the fair value has not yet been determined.

As of June 30, 2006, $3,998 of deferred compensation expense was included in the Company’s Consolidated Balance Sheet as a component of additional paid in capital. This amount is expected to be charged to the Company’s Consolidated Income Statement over the remaining vesting period (through March 2009). The amount of deferred compensation expense for awards of 62,224 shares made in 2005 and 89,000 shares made in 2006 has not yet been measured and included as a component of additional paid in capital because the grant date (as defined under SFAS 123R) has not yet occurred.

The following summarizes the expense the Company recorded in its Consolidated Income Statement during the three and six months ended June 30, 2006 and June 30, 2005, for awards under the stock plan:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

General and administrative expenses-
stock based compensation	$542	$467	$1,214	$922

16.	Other Comprehensive Income

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

June 30, 2006 (unaudited)

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

	Jun 30, 2006	Dec 31, 2005
	Unaudited
Net unrealized gains on securities	$3,600	$9,648
Net unrealized gains on derivatives	6,888	784
Net realized losses on derivatives	(11,662)	(12,180)
Accumulated other comprehensive loss	$(1,174)	$(1,748)

17.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2026 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2006, are as follows:

6 Months Ending December 31, 2006	$36,192
2007	73,545
2008	74,353
2009	72,645
2010	70,623
Thereafter	628,510
$955,868

18.	Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2005, the Company acquired all real properties purchased during 2006 and 2005. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Total revenues	$30,598	$28,947	$62,219	$55,370
Income from continuing operations	$1,302	$1,942	$3,447	$4,908
Income per basic and diluted common share from continuing operations	$0.04	$0.07	$0.12	$0.18

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

19.	Segment Reporting

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

Selected results of operations for the three months ended June 30, 2006 and June 30, 2005, are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Total revenues	$238	$310	$22,058	$8,487	$7,960	$6,591
Total expenses & minority interest	3,603	2,879	20,519	7,274	4,726	3,681
Income (loss) from continuing operations	(3,365)	(2,569)	1,538	1,213	3,234	2,910
Total assets	58,080	56,715	995,486	496,887	408,655	381,576

Selected results of operations for the six months ended June 30, 2006 and June 30, 2005, are as follows:

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Total revenues	$466	$482	$41,053	$14,236	$17,085	$12,577
Total expenses & minority interest	7,240	5,889	38,103	11,804	9,551	5,827
Income (loss) from continuing operations	(6,775)	(5,407)	2,950	2,432	7,534	6,750
Total assets	58,080	56,715	995,486	496,887	408,655	381,576

20.	Variable Interest Entities

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded four such loans as of June 30, 2006, with an aggregate unpaid principal amount of approximately $1,461 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2006 (unaudited)

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

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company is generally required to make advances simultaneous with the borrower’s capital contributions to the joint venture to fund the underlying franchise loans. As of June 30, 2006, the Company had advanced $4,400 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a limited guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

21.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through June 30, 2006, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). We have short-term floating rate borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. We employ a hedging strategy to mitigate our exposure to changes in interest rates while our assets are financed under our short-term borrowing arrangements. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the trust preferred debt we issued in December 2005 (see table below), our overall portfolio leverage as of June 30, 2006 was approximately 80%.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.

We rely primarily on equity and debt capital to fund our portfolio growth. The following is a summary of our capital raising activities beginning with our initial public offering in March 2004 and through June 30, 2006.

Month/Year	Securities Issued	Price	Net Proceeds
March 2004	23.0 million shares of common stock	$10.50	$221.8 million
October 2005	14.0 million shares of 8.125% Series A cumulative redeemable preferred stock	$25.00	$33.7 million
December 2005	$30.9 million of junior subordinated notes	N/A	$29.9 million
May 2006	5.747 million shares of common stock	$10.55	$57.3 million

Summary of Investment and Financing Activity in Second Quarter 2006

The following highlights our investment and financing activity during the quarter ended June 30, 2006:

•	We added assets of $51.5 million to our portfolio, including two real property acquisitions for an aggregate purchase price of $39.3 million and total loan investments of $9.9 million.

•	We added total third party mortgage debt of $74.6 million on our real property acquisitions. The 10-year mortgage notes have a weighted average coupon rate of 5.99%.

Business Environment

The markets have been and remain extremely competitive across each of our business segments. We continue to see significant amounts of investment capital pursuing transactions across the real estate spectrum. Interest rates have continued to trend upwards, increasing our anticipated financing costs for new investment opportunities. This increase in rates has not yet been offset by an increase in capitalization rates, resulting in compression of our anticipated spreads and making it more difficult for us to bid successfully on new transactions. If these trends continue, our slower pace of asset origination activity may continue, we may look to invest in net lease assets with return characteristics at the lower end of our target return criteria, or we may re-adjust our target returns.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during the first or second quarter of 2006.

Property Acquisitions

During the three months ended June 30, 2006, we completed the following property acquisitions (dollar amounts in thousands):

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
April	Pearson Plc.	Lawrence, KS	$20,750	April 2021	194,665
June	Koninklijke Ahold, N.V.	Levittown, PA	18,575	April 2026	70,020

Business Segments

We conduct our business through two operating segments:

•	operating net lease real estate (including our investments in owned real properties); and

•	lending investments (including our loan business as well as our investments in securities).

Selected results of operations for the three months ended June 30, 2006 and June 30, 2005, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Total revenues	$238	$310	$22,058	$8,487	$7,960	$6,591
Total expenses & minority interest	3,603	2,879	20,519	7,274	4,726	3,681
Income (loss) from continuing operations	(3,365)	(2,569)	1,538	1,213	3,234	2,910
Total assets	58,080	56,715	995,486	496,887	408,655	381,576

Selected results of operations for the six months ended June 30, 2006 and June 30, 2005, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Net Lease Real Estate		Lending Investments
	6/30/2006	6/30/2005	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Total revenues	$466	$482	$41,053	$14,236	$17,085	$12,577
Total expenses & minority interest	7,240	5,889	38,103	11,804	9,551	5,827
Income (loss) from continuing operations	(6,775)	(5,407)	2,950	2,432	7,534	6,750
Total assets	58,080	56,715	995,486	496,887	408,655	381,576

Results of Operations

During the second quarter of 2006, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments in net lease assets.

Comparison of the Quarter Ended June 30, 2006 to the Quarter Ended June 30, 2005

The following discussion compares our operating results for the quarter ended June 30, 2006 to the comparable period in 2005.

Total revenue increased $14.9 million, or 97%, to $30.3 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and increases in interest income and other revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $13.5 million, or 159%, to $22.0 million. The increase was due to a substantial increase in the underlying property investments from the prior year period. Rental revenue for the 2005 period included $1.8 million of revenue from assets not yet owed but consolidated under FIN 46.

Interest income increased $1.1 million, or 17%, to $7.7 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Other revenue increased $0.4 million to $0.5 million, primarily reflecting additional income we received from a loan that paid off in the second quarter of 2006.

Expenses.

Total expenses increased $15.2 million, or 112%, to $28.8 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property and property expenses.

Interest expense increased $9.5 million, or 153%, from $6.2 million to $15.7 million. Interest expense for the 2005 period included $0.6 million of expense from assets not yet owned but consolidated under FIN 46. The increase in 2006 primarily consisted of $7.1 million of additional interest expense on property mortgages originated or assumed in 2005 and 2006, $0.6 of interest expense on the trust preferred debt we issued in December 2005, and $0.1 million of additional interest expense on our collateralized debt obligations issued in March 2005. In addition, interest expense on our borrowings under our repurchase agreement and other short-term financing obligations increased $2.3 million, from $0.3 million to $2.6 million, primarily as a result of higher borrowing levels and interest rates in 2006.

Depreciation and amortization expense on real property increased $4.5 million, or 235%, from $1.9 million to $6.4 million, due to the significant increase in property investments compared with the prior year period. Depreciation and amortization expense for the 2005 period included $0.4 million of expense from assets not yet owned but consolidated under FIN 46.

Property expenses increased $1.5 million, or 64%, to $3.8 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2006 period was $1.6 million. Property expenses for the 2005 period included $0.6 million of expense from assets not yet owned but consolidated under FIN 46. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

During the 2005 period, we had a $0.3 million loss on the write down of one of our security investments. We had no loss on securities in the 2006 period.

Minority Interest.

Minority interest of $0.2 million in the 2005 period reflects the impact of assets not yet owned but consolidated under FIN 46.

Net income.

Net income decreased from $1.6 million to $1.5 million, as a result of the factors discussed above. Net income allocable to common stockholders was $0.7 million in the first quarter of 2006, reflecting dividends to preferred stockholders of $0.7 million.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

The following discussion compares our operating results for the six months ended June 30, 2006 to the comparable period in 2005.

Revenue.

Total revenue increased $31.3 million, or 115%, to $58.6 million. The increase was attributable to increases in rental revenue and property expense recoveries and increases in interest income, gain on sale of mortgage loans and other revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $26.7 million, or 189%, to $40.9 million. The increase was due to a substantial increase in the underlying property investments from the prior year period. Rental revenue for the 2005 period included $1.8 million of revenue from assets not yet owed but consolidated under FIN 46.

Interest income increased $3.2 million, or 25%, to $16.0 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Other revenue increased $1.0 million to $1.1 million, primarily reflecting fees and other income we received on three loans that were paid off in the six months ended June 30, 2006.

Gain on sale of mortgage loans increased $0.4 million, to $0.6 million, reflecting a gain we earned on the origination and sale of a mortgage loan in the first quarter of 2006.

Expenses.

Total expenses increased $31.6 million, or 136%, to $54.9 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and stock based compensation expense, offset in part by a reduction in general and administrative expenses.

Interest expense increased $20.0 million, or 205%, from $9.8 million to $29.8 million. Interest expense for the 2005 period included $0.6 million of expense from assets not yet owned but consolidated under FIN 46. The increase in 2006 primarily consisted of $13.7 million of additional interest expense on property mortgages originated or assumed in 2005 and 2006, $2.9 million of additional interest expense on our collateralized debt obligations issued in March 2005, and $1.2 of interest expense on the trust preferred debt we issued in December 2005. In addition, interest expense on our borrowings under our repurchase agreement and other short-term financing obligations increased $2.7 million, or 151%, from $1.8 million to $4.5 million, primarily as a result of higher borrowing levels and interest rates in 2006.

Depreciation and amortization expense on real property increased $8.6 million, due to the significant increase in property investments compared with the prior year period. Depreciation and amortization expense for the 2005 period included $0.4 million of expense from assets not yet owned but consolidated under FIN 46.

Property expenses increased $3.3 million, or 80%, to $7.3 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2006 period was $3.3 million. Property expenses for the 2005 period included $0.6 million of expense from assets not yet owned but consolidated under FIN 46. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

General and administrative expense decreased $0.2 million, or 4%, to $4.8 million, due primarily to slightly lower liability insurance and public company compliance costs. General and administrative expense for the 2005 period also included approximately $0.1 million of accrued severance expense.

General and administrative expense-stock based compensation increased $0.3 million, or 32%, to $1.2 million. The increase was due to marginally higher expected vesting of outstanding stock grants compared with the prior year period.

During the 2005 period, we had a $0.3 million loss on the write down of one of our security investments. We had no loss on securities in the 2006 period.

Minority Interest.

Minority interest of $0.2 million in the 2005 period reflects the impact of assets not yet owned but consolidated under FIN 46.

Net income.

Net income increased slightly to $3.8 million, as a result of the factors discussed above. Net income allocable to common stockholders was $2.4 million in the 2006 period, reflecting dividends to preferred stockholders of $1.4 million.

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

The following table reconciles our net income to FFO for the three and six months ended June 30, 2006 and June 30, 2005.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands, except per share amounts)	2006	2005	2006	2005
Net income allocable to common stockholders	$744	$1,554	$2,386	$3,775
Adjustments:
Add: Depreciation and amortization expense on real property	6,438	1,920	11,816	3,188
Funds from operations	$7,182	$3,474	$14,202	$6,963

Weighted average number of common shares oustanding, basic and diluted	31,876	27,868	29,896	27,698
Funds from operations per share	$0.23	$0.12	$0.48	$0.25

Gain on sale of mortgage loans	$—	$174	$645	$237
Depreciation on real estate investments consolidated under FIN46	$—	$417	$—	$417

Liquidity and Capital Resources

As of June 30, 2006, we had $23.7 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock during each of the quarters ended March 31, 2006 and June 30, 2006. We also declared a dividend of $0.5078125 per share of 8.125% series A cumulative redeemable preferred stock during each of the quarters ended March 31, 2006 and June 30, 2006.

We believe that our working capital and cash provided by operations are sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional net lease investments and, therefore, as we approach or reach our targeted leverage level from time to time, we will need to raise additional capital. We expect our leverage to average 70% to 85% of our assets in portfolio. As of June 30, 2006, we had an effective shelf registration statement under which we can offer an aggregate of $204.4 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

We raised additional equity capital through a public offering of common stock that closed in May 2006. We issued 5,747,000 shares of common stock in a public offering at a price to the public of $10.55 per share, and raised net proceeds of approximately $57.3 million, after the underwriting discount and offering expenses. The shares were issued pursuant to our shelf registration statement. We used $52.9 million of the proceeds from the offering to reduce our short-term borrowings, and the balance to fund additional net lease investments.

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

We had $105.6 million outstanding as of June 30, 2006 under our Wachovia repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $82.6 million, and securities with a carry value of $43.1 million. We had no borrowings outstanding as of June 30, 2006 under our real property acquisition facility. Our short-term borrowing arrangements are co-terminus, and they are scheduled to expire in August 2006. We expect to renew these arrangements prior to expiration.

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

As of June 30, 2006, we were in compliance with the terms of our short-term borrowing arrangements. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our short-term borrowing arrangements are uncommitted, we cannot make any assurance that these facilities will continue to be available to us.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our net lease asset investments and issuances of debt and equity capital. As discussed in further detail above, we issued common stock in a public offering in May 2006.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured, non-recourse basis. Long-term financing can be in the form of traditional mortgage debt, CDOs or other debt mechanisms. As of June 30, 2006, we have financed on a long-term basis an aggregate of approximately $1.17 billion of assets in portfolio with third party mortgage debt of $697.2 million and collateralized debt obligations of $268.2 million. We also issued $30.0 million of trust preferred debt in December 2005. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the December 2005 trust preferred debt, our overall portfolio leverage as of June 30, 2006 was approximately 80%.

Long-Term Mortgage Financings.

During the quarter ended June 30, 2006, we obtained $74.6 million of long-term third party mortgage financing on three of our real property acquisitions. The principal economic terms of the notes are summarized in the following table:

Description	Original Face Amount of Mortgage Note (in thousands)	Coupon	Maturity Date	Balloon at Maturity (in thousands)
Pearson Plc., Lawrence, KS	$16,025	5.84%	May 2016	$14,569
Koninklijke Ahold, N.V., Levittown, PA	14,860	6.05%	July 2016	12,624
AMVESCAP PLC, Denver, CO	43,700	6.03%	July 2016	43,700

Our mortgage financings are fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are generally non-recourse to us but are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes generally include customary non-recourse exceptions. The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity. We believe the value of the assets financed is, and will continue to be, sufficient to repay or refinance our debt at maturity.

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

We are currently aggregating assets for our next CDO financing. We expect our next CDO issuance to occur in the third or fourth quarter of 2006.

Statement of Cash Flows

Operating activities provided $8.8 million of cash during the six months ended June 30, 2006, primarily driven by net income as adjusted by various non-cash gains and charges ($11.3 million), partially offset by decreases in deposits and escrows ($1.9 million) and increases in other assets ($1.1 million). We used $24.4 million of cash in operating activities during the six months ended June 30, 2005, primarily driven by increases in other assets ($24.1 million), decreases in deposits and escrows ($7.7 million) and amounts due to servicer ($4.4 million), partially offset by net income as adjusted by various non-cash gains and charges ($7.0 million) and an increase in accounts payable, accrued expenses and other liabilities ($4.6 million).

Investing activities used $178.7 million during the six months ended June 30, 2006, which primarily resulted from net investments in real estate of $204.8 million, net investments in mortgage loans of $50.7 million, net investments in securities available for sale of $1.6 million and purchases of furniture, fixtures and equipment of $0.9 million, partially offset by sale of mortgage loans of $78.6 million. Investing activities used $259.7 million during the six months ended June 30, 2005, which resulted primarily from net investments in real estate of $195.1 million, net securities investments of $40.4 million and net investments in mortgage loans of $26.0.

Cash provided by financing activities during the six months ended June 30, 2006 was $174.4 million, which primarily resulted from net borrowings from mortgages on real estate investments of $145.6 million, proceeds from our common stock offering of $57.3 million, and reductions in escrows held with mortgage lender of $9.0 million, partially offset by net repayments under repurchase agreements and other short-term financing obligations of $24.4 million and dividends paid of $12.6 million. Cash provided by financing activities during the six months ended June 30, 2005 was $309.2 million, which primarily resulted from borrowings under collateralized debt obligations of $268.1 million and net borrowings under mortgages on real estate investments of $153.8 million, partially offset by net repayments on repurchase agreements of $88.1 million, funds used in hedging and risk management activities of $10.2 million, dividends paid of $9.1 million and debt issuance costs of $5.3 million.

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

Net realized gains and losses on our qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on our Consolidated Income Statement over the expected term of the related debt issuances. For the three months ended June 30, 2006 and June 30, 2005, we had net realized gains and (losses) of $41,000 and $(0.8) million, respectively, related to cash flow hedges. For the three months ended June 30, 2006 and June 30, 2005, we reclassified $0.3 million and $0.2 million, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

For the six months ended June 30, 2006 and June 30, 2005, we had net realized gains and (losses) of $23,000 and $(10.2) million, respectively, related to cash flow hedges. For the six months ended June 30, 2006 and June 30, 2005, we reclassified $0.6 million and $0.3, respectively, million from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, we estimate that $1.2 million of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

Consistent with SFAS No. 133, open cash flow hedges are marked to fair value at each reporting date, with a corresponding offset to other comprehensive income (a component of Stockholders’ Equity). The change in net unrealized gains of $6.2 million and $3.8 million in the six months ended June 30, 2006 and June 30, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s statement of changes in stockholders’ equity.

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

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices or other market factors. We are exposed to market risk primarily from changes in interest rates, credit spreads, tenant credit ratings and equity prices. We attempt to mitigate certain of these risks by entering into hedge and other risk management transactions during the short-term and fixed-rate financings for the long-term. We seek to obtain long-term fixed rate financing as soon as practicable after we make an asset investment. There can be no assurance, however, that such mitigation strategies will be completely or even partially successful. The level of our exposure to market risk is subject to factors beyond our control, including political risk (including acts of war or terrorism), monetary and tax policy, general economic conditions and a variety of other associated risks.

Interest Rate Exposure

We are exposed to interest rate risk in various aspects of our business. The most significant ways we can be impacted by interest rates are as follows. Increases in the level of interest rates may impact our ability to originate new assets, as spreads on assets we are targeting may compress (unless there is a corresponding increase in asset returns) and demand for our products may be adversely affected.

Also, to the extent we finance assets in our portfolio on our short-term borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise and our borrowing cost increases. In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term basis may rise, causing our expected spread on these assets to be reduced. We attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As noted above, there can be no assurance that our mitigation strategies will be successful.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our fixed-rate assets. This would have similar effects on the fair value of our loans and real estate securities, our financial position and results of operations, as would a change in general credit spreads (described below).

Credit Spread Curve Exposure

Our loans and real estate securities are subject to spread risk. The majority of these assets are fixed-rate assets, which are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such assets by the market based on their credit relative to U.S. Treasuries. Changes in the general credit markets can lead to changes in the required yield on these assets, which would result in a higher or lower value for our loans and real estate securities. If the required market yields increase as a result of these general credit-market changes, the value of our fixed-rate assets would decline relative to U.S. Treasuries. Conversely, if the required market yields decrease as a result of these general credit-market changes, the value of our fixed-rate assets would increase relative to U.S. Treasuries. These changes in the market value of our fixed-rate asset portfolio may affect the equity on our balance sheet or our results of operations directly through provisions for losses on loans or on available-for-sale securities. These value changes may also affect our ability to borrow and access capital.

Tenant Credit Rating Exposure

Substantially all of our portfolio assets are subject to risks due to credit rating changes of the tenants under the related net lease obligations. The credit quality of a particular net lease asset is highly dependent on the credit rating of the related tenant obligor of the net lease. With respect to our loans and real estate securities, deterioration in the tenant’s credit rating can lead to changes in the required yield on the related asset, which would result in a lower value for our net lease assets. This would have similar effects on the fair value of our fixed-rate assets, our financial position and results of operations, as would a change in general credit spreads. In addition, precipitous declines in the credit rating of a particular tenant prior to our obtaining long-term financing may significantly impede or eliminate our ability to finance the net lease asset. We manage these risks by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes. We also seek to lock or procure long-term financing on our assets as promptly as practicable after we commit to invest.

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2006, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

The following summarizes certain data regarding our interest rate sensitive instruments:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Mortgage and other real estate loans held for investment (1)	$271,033	$269,177	6.77%	Various	$265,146
Securities available for sale - CMBS (2)	130,690	149,069	8.22%	2009-2028	130,690
Structuring fees receivable	3,564	N/A	7.98%	2010-2020	3,564
Derivative assets (3)	6,917	133,156	N/A	N/A	6,917

Liabilities
Repurchase agreement and other short-term financing obligations (4)	105,584	105,584	5.98%	Short-term	105,584
Mortgage notes payable (5)	697,212	691,839	5.58%	2013-2024	661,653
Collateralized debt obligations (5)	268,173	268,500	5.67%	2015	247,682
Other long-term debt (6)	30,930	30,930	8.30%	2016	28,451
Derivative liabilities (3)	29	3,563	N/A	N/A	29

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

Scheduled maturities of interest rate sensitive instruments as of June 30, 2006 are as follows:

	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgage and other real estate loans	$7,654	$11,139	$5,853	$13,402	$11,256	$219,872
Securities available for sale - CMBS	634	1,321	1,435	24,522	1,626	119,531
Structuring fees receivable	311	659	713	772	768	341
Derivative assets	6,917	—	—	—	—	—
Mortgages on real estate investments	1,826	4,819	7,159	8,862	10,695	663,851
Repurchase agreement and other short-term financing obligations	105,584	—	—	—	—	—
Collateralized debt obligations	(17)	(36)	(38)	(41)	22,792	245,513
Other long-term debt	—	—	—	—	—	30,930
Derivative liabilities	29	—	—	—	—	—

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.	Legal proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors amend and restate those risk factors with the same caption headings included in our Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended March 31, 2006.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to the following tenant credit concentrations as of June 30, 2006:

•	approximately $193.6 million, or 14.1%, of our assets in portfolio involve properties leased to the United States Government;

•	approximately $92.3 million, or 6.7%, of our assets in portfolio involve properties leased to, or leases guaranteed by, TJX Companies, Inc.;

•	approximately $88.1 million, or 6.4%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Lowe’s Companies Inc.;

•	approximately $82.5 million, or 6.0%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Aon Corporation;

•	approximately $76.2 million, or 5.5%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Tiffany & Co.; and

•	approximately $68.9 million, or 5.0%, of our assets in portfolio involve properties leased to, or leases guaranteed by, AMVESCAP PLC.

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

We are subject to the following industry concentrations as of June 30, 2006:

•
approximately $177.0 million, or 12.9%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company);

•
approximately $140.0 million, or 10.2%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc. and Kohl’s Corporation);

•
approximately $104.9 million, or 7.6%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail home improvements industry (e.g., Lowe’s Companies, Inc. and Home Depot USA, Inc.); and

•	approximately $91.4 million, or 6.7%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail drug industry (e.g., CVS Corporation, Walgreen Co.).

Any downturn in one or more of these industries or in any other industry in which we may have a significant credit concentration in the future could have a material adverse effect on our cash flows and operating results.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to the following geographic concentrations as of June 30, 2006:

•	approximately $183.0 million, or 13.3%, of our assets in portfolio are investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $180.9 million, or 13.2%, of our assets in portfolio are investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $147.4 million, or 10.7%, of our assets in portfolio are investments in properties located in the New York City and Northern New Jersey area; and

•	approximately $131.5 million, or 9.6%, of our assets in portfolio are investments in properties located in the Philadelphia, Pennsylvania metropolitan area.

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

We invest in net lease assets where the underlying tenant’s credit rating is below investment grade (approximately $130.3 million, or 9.5%, of our assets in portfolio as of June 30, 2006). These investments will have a greater risk of default and bankruptcy than investments on properties net leased exclusively to investment grade tenants.

Our investments in commercial mortgage-backed securities may be subordinated.

As of June 30, 2006, our CMBS investments included $56.1 million of below investment grade bond classes. Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2006, our operating partnership, Caplease, LP, issued 263,157 common units of limited partnership interest at $11.40 per unit to JDA Middletown Limited Partnership as partial consideration in exchange for the Koninklijke Ahold, N.V. property. The issuance of the 263,157 units to JDA Middletown was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering of securities. Beginning on June 13, 2008, the units of limited partnership are redeemable by JDA Middletown, at its option, on the basis of one unit for either one share of our common stock or cash equal to the fair market value of a share of common stock at the time of the redemption.

In May 2006, we consummated the public offering of 5,747,000 shares of our common stock. The underwriters for the transaction were Friedman, Billings, Ramsey & Co., Inc.; Wachovia Capital Markets, LLC; and Ryan Beck & Co., Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-124003) on Form S-3 that was declared effective by the Securities and Exchange Commission on May 20, 2005. The shares of common stock were sold at a price to the public of $10.55 per share, generating gross proceeds of $60.6 million. The net proceeds to us were approximately $57.3 million after deducting an aggregate of approximately $3.3 million in underwriting discounts and commissions paid to the underwriters and other offering expenses.

Through June 30, 2006, we have fully utilized the net proceeds of the offering as follows:

•	$52.9 million to repay indebtedness; and

•	$4.4 million to fund investments in net lease assets.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in New York, New York on June 14, 2006. 26,208,244 shares of common stock, 93.0% of our outstanding shares, were represented in person or by proxy.

The seven directors listed below were elected to a one-year term expiring in 2007.

	Number of Shares
	For	Withheld
Lewis S. Ranieri	25,820,401	387,843
Paul H. McDowell	26,040,823	167,421
William R. Pollert	25,981,088	227,156
Michael E. Gagliardi	25,810,223	398,021
Stanley Kreitman	23,882,904	2,325,340
Jeffrey F. Rogatz	23,834,431	2,373,813
Howard A. Silver	24,117,907	2,090,337

An amendment and restatement of our 2004 Stock Incentive Plan was approved: 20,073,366 votes in favor, 655,542 votes against and 5,479,336 shares abstained (including 5,307,522 broker non-votes).

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

12.1	Computation of ratio of earnings to fixed charges and preferred stock dividends

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

CAPITAL LEASE FUNDING, INC. Registrant

Date: August 4, 2006	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: August 4, 2006	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer