Form 10-Q
period 2006-09-30
CAPITAL LEASE FUNDING INC
filed 2006-11-06
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 33,925,929 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2006 (unaudited) and December 31, 2005

(Amounts in thousands, except share and per share amounts)	As Of September 30, 2006	As Of December 31, 2005
Assets
Real estate investments, net	$964,260	$764,930
Mortgage and other real estate loans held for investment	275,041	297,551
Securities available for sale	172,135	137,409
Cash and cash equivalents	2,271	19,316
Assets held for sale	2,942	2,942
Structuring fees receivable	3,410	3,862
Other assets	72,136	60,478
Total Assets	$1,492,195	$1,286,488
Liabilities and Stockholders' Equity
Accounts payable, accrued expenses and other liabilities	$15,396	$14,890
Repurchase agreement and other short-term financing obligations	140,699	129,965
Mortgages on real estate investments	696,662	551,844
Collateralized debt obligations	268,182	268,156
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	17,809	14,419
Dividends payable	7,549	6,253
Total liabilities	1,177,227	1,016,457
Minority interest	2,902	–
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 33,925,929 and 27,868,480 shares issued and outstanding, respectively	339	279
Additional paid in capital	280,788	237,843
Accumulated other comprehensive loss	(2,718)	(1,748)
Total Stockholders' Equity	312,066	270,031
Total Liabilities and Stockholders' Equity	$1,492,195	$1,286,488

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Amounts in thousands, except per share amounts)	2006	2005	2006	2005
Revenues:
Rental revenue	$20,238	$11,979	$57,114	$23,438
Interest income from mortgage and other real estate loans and securities	7,985	7,376	23,944	20,123
Property expense recoveries	2,237	1,473	6,276	4,193
Gains on sale of mortgage loans and securities	–	210	645	447
Other revenue	487	147	1,571	279
Total revenues	30,947	21,185	89,550	48,480
Expenses:
Interest expense	16,099	9,798	45,851	19,554
Property expenses	3,765	2,994	11,092	7,068
Loss on securities	240	2,122	240	2,372
General and administrative expenses	2,199	2,538	6,979	7,504
General and administrative expenses-stock based compensation	552	647	1,766	1,569
Depreciation and amortization expense on real property	6,580	3,596	18,396	6,785
Loan processing expenses	66	33	198	181
Loss (gain) on derivatives	2	–	(127)	–
Total expenses	29,503	21,728	84,395	45,033
Income (loss) before minority interest and taxes	1,444	(543)	5,155	3,447
Minority interest in consolidated entities	(6)	270	(7)	55
Income (loss) from continuing operations	1,438	(273)	5,148	3,502
Income from discontinued operations	49	–	146	–
Net income (loss)	1,487	(273)	5,294	3,502
Dividends allocable to preferred shares	(711)	–	(2,133)	–
Net income (loss) allocable to common stockholders	$776	$(273)	$3,161	$3,502

Earnings per share:
Net income (loss) per common share, basic and diluted	$0.02	$(0.01)	$0.10	$0.13
Weighted average number of common shares outstanding, basic	33,919	27,868	31,252	27,755
Weighted average number of common shares outstanding, diluted	33,921	27,868	31,252	27,755
Dividends declared per common share	$0.20	$0.18	$0.60	$0.54
Dividends declared per preferred share	$0.50781	$–	$1.52344	$–

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income (Loss)

Balance at December 31, 2005	$33,657	$279	$237,843	$(1,748)	$–	$270,031	$2,179
Incentive stock plan compensation expense	–	–	1,766	–	–	1,766
Incentive stock plan grants issued & forfeited	–	3	(3)	–	–	–
Net income	–	–	–	–	5,294	5,294	5,294
Issuance of common stock	–	57	57,225	–	–	57,282
Dividends declared-preferred	–	–	–	–	(2,133)	(2,133)
Dividends declared-common	–	–	(16,043)	–	(3,161)	(19,204)
Unrealized change in value of securities available for sale	–	–	–	(1,136)	–	(1,136)	(1,136)
Unrealized change in value of derivatives	–	–	–	(765)	–	(765)	(765)
Realized gains (losses) on derivatives, net of amortization	–	–	–	931	–	931	931
Balance at September 30, 2006	$33,657	$339	$280,788	$(2,718)	$–	$312,066	$4,324

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$5,294	$3,502
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	18,578	5,934
Amortization of stock based compensation	1,766	1,569
Amortization of above and below market leases	(500)	(408)
Minority interest in consolidated entities	7	–
Gains on sale of mortgage loans and securities	(645)	(447)
Loss on securities available for sale	240	2,372
(Gain) loss on derivatives	(127)	–
Straight-lining of rents	(6,914)	(2,852)
Amortization of discounts/premiums, and origination fees/costs	(396)	(404)
Amortization of debt issuance costs and FMV of debt assumed	1,178	795
Changes in operating assets and liabilities:
Structuring fees receivable	452	418
Other assets	(4,130)	(24,662)
Accounts payable, accrued expenses and other liabilities	708	7,630
Deposits and escrows	(1,913)	(6,966)
Amounts due to servicer	–	(4,359)
Net cash provided by (used in) operating activities	13,598	(17,878)
Investing activities
Proceeds from sale of mortgage and other real estate loans	78,645	12,131
Additions to mortgage and other real estate loans	(121,509)	(67,608)
Principal received from borrowers	65,805	9,271
Origination costs on lending investments	203	78
Purchase of securities available for sale	(36,792)	(46,168)
Sale of securities available for sale	–	5,787
Principal amortization on securities available for sale	1,098	1,320
Purchases of real estate investments	(202,648)	(432,155)
Real estate improvements, additions and construction in progress	(8,188)	(1,692)
Deposits on potential equity investments	(12,360)	(9,100)
Return of deposit on equity investment	4,700	11,600
Purchases of furniture, fixtures, equipment and leasehold improvements	(1,747)	(82)
Net cash used in investing activities	(232,793)	(516,618)
Financing activities
Borrowing under repurchase agreement and other short-term financing obligations	131,109	184,980
Repayment of repurchase agreement and other short-term financing obligations	(120,376)	(234,357)
Borrowings from mortgages on real estate investments	146,285	328,627
Repayments of mortgages on real estate investments	(1,186)	(786)
Borrowings from collateralized debt obligations	–	268,130
Debt issuance costs	(590)	(5,895)
Escrows held with mortgage lender	9,495	–
Funds provided by (used in) hedging and risk management activities	186	(11,206)
Common stock issued, net of offering costs	57,282	–
Cash distributions to minority limited partners	(53)	–
Dividends paid on common and preferred stock	(20,094)	(14,158)
Changes in amounts due from affiliates and members	92	(23)
Net cash provided by financing activities	202,150	515,312
Net decrease in cash and cash equivalents	(17,045)	(19,184)
Cash and cash equivalents at beginning of period	19,316	30,721
Cash and cash equivalents at end of period	$2,271	$11,537

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2006	2005

Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$43,306	$12,954
Cash paid for capitalized interest	$–	$1,347
Distributions declared but not paid	$53	$–
Dividends declared but not paid	$7,496	$5,016

Supplemental disclosure of noncash operating, investing and financing information
Unrealized gain (loss) on cash flow hedges	$(765)	$7,467
Unrealized gain (loss) on available-for-sale securities	$(1,136)	$672
Value of in-place leases and above-market leases acquired	$19,567	$53,038
Value of below-market leases acquired	$4,259	$8,631
Securities reclassified to mortgage loans held for investment	$–	$6,932
Mortgage notes payable assumed on properties acquired	$–	$41,276
Operating partnership units issued in connection with an investment	$3,000	$–
Real estate investments consolidated under FIN46	$–	$81,500
Real estate investments no longer consolidated under FIN46	$–	$129,500
Mortgage on real estate investments consolidated under FIN46	$–	$50,887
Mortgage on real estate investments no longer consolidated under FIN46	$–	$55,702
Depreciation on real estate investments consolidated under FIN46	$–	$935

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)
1. Organization

Capital Lease Funding, Inc. (“CLF, Inc.” and collectively with its majority-owned subsidiaries, the “Company”) is a diversified real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to primarily investment grade tenants. The Company focuses on properties that are subject to a net lease, which the Company defines as a lease that requires the tenant (rather than the landlord) to pay for, or pay for and perform, all or substantially all aspects of the property and its operations during the lease term.

The Company invests at all levels of the capital structure of net lease properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased real estate collateral.

CLF, Inc. was incorporated in the State of Maryland during October 2003, and was formed for the purpose of continuing the existing business operations and acquiring the assets and liabilities of Caplease, LP. Since 1995, Caplease, LP was primarily engaged in the business of underwriting, originating and selling or securitizing mortgage loans made to owners of commercial real properties subject to long term net leases to high credit quality tenants. CLF, Inc. completed the acquisition of Caplease, LP through a reverse merger and its initial public offering during March 2004. CLF, Inc. is the indirect sole general partner of, and owns approximately 98.5% of the common equity of, Caplease, LP.

In March 2004, CLF, Inc. sold 23,000,000 shares of its common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222,000. In October 2005, CLF, Inc. sold 1,400,000 shares of its 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share, for net proceeds of approximately $33,657. In May 2006, CLF, Inc. issued 5,747,000 shares of common stock in a public offering at a price to the public of $10.55 per share, for net proceeds of approximately $57,282. As of September 30, 2006, CLF, Inc. had 33,925,929 shares of common stock and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding.

CLF, Inc. is organized and conducts its operations to qualify as a REIT for federal income tax purposes. As such, it generally will not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

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

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company will be required to evaluate its assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. As of September 30, 2006, the Company had no loss allowances on any of the loans in its portfolio.

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

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through September 30, 2006, the Company has assigned no value to tenant relationships on any of its acquisitions.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)
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

Securities Available for Sale

Securities are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheets, with unrealized gains and losses included in other comprehensive income, and any other-than-temporary impairments included in current earnings on the Income Statement, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been below cost, (2) the financial condition and near-term prospects of the underlying credit and (3) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value. The Company had losses on securities charged to the Income Statement of $240 during the three and nine months ended September 30, 2006. The Company had losses on securities charged to the Income Statement of $2,122 during the three months ended September 30, 2005, and $2,372 during the nine months ended September 30, 2005.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

The Company may periodically receive breakup fees on contracts in connection with its investments in real estate. The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company acquired its first real property in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the three and nine months ended September 30, 2006 and September 30, 2005.

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

Earnings per Share

In accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. For the 2006 periods, the Company’s computation of diluted EPS included 6,000 shares which the Company agreed in September 2006 to issue to an employee if a service condition is satisfied on January 2, 2007.

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2006 and September 30, 2005 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net income allocable to common stockholders	$776	$(273)	$3,161	$3,502
Weighted average number of common shares outstanding, basic	33,919	27,868	31,252	27,755
Weighted average number of common shares outstanding, diluted	33,921	27,868	31,252	27,755
Earnings per share, basic and diluted	$0.02	$(0.01)	$0.10	$0.13
Non-vested shares included in weighted average number of shares outstanding above	583	496	583	496

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)
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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the adoption of this standard on January 1, 2007 will not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on January 1, 2008 will not have a material effect on its consolidated financial statements.

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

4. Mortgage and Other Real Estate Loans Held for Investment

Mortgage and other real estate loans held for investment at September 30, 2006 and December 31, 2005, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of September 30, 2006, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of September 30, 2006, none of the Company’s loans held for investment were delinquent or in default.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

	Sep 30, 2006	Dec 31, 2005
	Unaudited
Principal	$274,184	$296,479
Premium	1,836	1,898
Carrying amount of loans	276,020	298,377
Deferred origination fees, net	(979)	(826)
Total	$275,041	$297,551

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing on the property. As of September 30, 2006, these investments aggregated $10,965, and are included in the table above.

As described in the Company’s Form 10-Q for the quarter ended June 30, 2006, the Company started a modest franchise lending business during June 2006, and loans made under this program have been classified as mezzanine loans by the Company. As of September 30, 2006, the Company had advanced $5,169 to a borrower under a $12,000 revolving credit agreement that expires in September 2009. The borrower uses funds advanced by the Company to support capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. During the three months ended September 30, 2006, the Company also made a $6,648 bridge loan to an affiliated entity of the credit agreement borrower to support a franchise loan made outside the joint venture. The Company’s loan is secured by an assignment of the franchise loan, as well as a pledge of all of the equity in the franchise lender. The Company earns interest on the bridge loan at the rate of ten percent per annum. As of September 30, 2006, there was $4,648 of principal outstanding under the bridge loan, all of which is scheduled to mature during the fourth quarter of 2006.

At September 30, 2006, the Company’s mortgage and other real estate loans carried interest rates ranging from 5.28% to 10.00%, and at December 31, 2005, the Company’s mortgage and other real estate loans carried interest rates ranging from 5.28% to 14.29%. At September 30, 2006 and December 31, 2005, the weighted average effective interest rate on the mortgage and other real estate loans, as measured against the Company’s cost basis, was 6.77% and 6.86%, respectively.

5. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at September 30, 2006 and December 31, 2005:

	Sep 30, 2006	Dec 31, 2005
	Unaudited
Real estate investments, at cost:
Land	$156,556	$136,566
Building and improvements	735,786	557,248
Intangible assets under SFAS 141	102,429	82,862
Less: Accumulated depreciation and amortization	(30,511)	(11,746)
Real estate investments, net	$964,260	$764,930
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	19,468	15,210
Less: Accumulated amortization	(1,659)	(791)
Intangible liabilities on real estate investments, net	$17,809	$14,419

Acquisition costs capitalized as part of buildings and improvements were $123 and $1,482 for the three and nine months ended September 30, 2006.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

Amounts for accrued rental income and deferred rental income as of September 30, 2006 and December 31, 2005, were as follows:

	Sep 30, 2006	Dec 31, 2005
	Unaudited
Accrued Rental Income	$13,277	$6,708
Deferred Rental Income	275	620

Accrued rental income is included in other assets on the Company’s Consolidated Balance Sheet. Deferred rental income is included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet.

Amortization of intangible assets and liabilities for the three and nine months ended September 30, 2006 and September 30, 2005, was as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Amortization of in-place leases (included in depreciation and amortization expense)	$2,045	$896	$5,794	$1,573

Amortization of above-market leases (included as a reduction of rental revenue)	130	34	368	34

Amortization of below -market leases (included as a component of rental revenue)	303	231	868	443

As of September 30, 2006, the Company’s weighted average amortization period on intangible assets was 12.2 years, and the weighted average amortization period on intangible liabilities was 20.6 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of September 30, 2006 is as follows:

	Intangible	Intangible
	Assets	Liabilities
3 Months Ending December 31, 2006	$2,183	$304
2007	8,733	1,216
2008	8,733	1,216
2009	8,733	1,216
2010	8,733	1,216
Thereafter	55,804	12,641
	$92,919	$17,809

The Company’s analysis of intangible assets and liabilities acquired in connection with the acquisition of real estate properties is preliminary.

As of September 30, 2006, all of the Company’s owned properties were pledged as collateral for the related long-term financings of those assets, with the exception of the Cott Corporation asset described below which is not yet financed. The Company owns and finances each property through a separate single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

During the three months ended September 30, 2006, the Company completed the following real estate acquisition:

			Purchase		Net Rentable
Month Acquired	Tenant or Guarantor	Location	Price	Lease Expires	Square Feet
July	Cott Corporation	Reading, PA	$5,350	June 2017	120,000

6. Discontinued Operations

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company intends to resell the property as soon as practicable.

In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as assets held for sale on the September 30, 2006 and December 31, 2005 Consolidated Balance Sheets, and the revenues from the property as income from discontinued operations on the Consolidated Income Statement for the nine months ended September 30, 2006 and for the year ended December 31, 2005. Revenue and net income for the Allstate Pittsburgh property were $146 and $146, respectively, for the nine months ended September 30, 2006. Based on initial pricing expectations, the Company expects to recognize a gain on the sale of the property and, therefore, no impairment loss on the property has been recognized.

7. Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at June 30, 2006 and at December 31, 2005, consisted of the following:

	Sep 30, 2006	Dec 31, 2005
	Unaudited
BSCMS 1999 CLF1, Class E (rated B+) Face Amount	$3,326	$3,326
BSCMS 1999 CLF1, Class F (rated CCC) Face Amount	2,494	2,494
CALFS 1997-CTL1, Class D (rated BB+) Face Amount	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated B+) Face Amount	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	6,383	6,383
NLFC 1999-LTL-1, Class D (rated BBB) Face Amount	5,000	5,000
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	7,775	8,434
WBCMT 2004-C15 180D (rated B+) Face Amount	15,000	15,000
WBCMT 2004-C15 180E (rated B) Face Amount	8,000	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated BBB) Face Amount	419	393
BACMS 2002-2, Class V-2 (Sterling Jew elers) (rated BBB-) Face Amount	641	602
CVS Corporation (rated BBB+) Face Amount	19,720	20,000
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BB+) Face Amount	8,980	-
Koninklijke Ahold, N.V. 7.9% May 2026 (rated BB+) Face Amount	23,498	-
Yahoo, Inc. (rated BBB-) Face Amount	31,975	31,990
Other marketable securities (rated NA) Face Amount	2,310	-
Unearned Discount	(19,938)	(21,901)
Cost Basis	163,623	127,761
Net unrealized appreciation on securities held for sale	8,512	9,648
Total	$172,135	$137,409

All Standard & Poor’s ratings in the above table are as of September 30, 2006.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

During the three and nine months ended September 30, 2006, the Company recorded an other-than-temporary decline in the fair value of its BSCMS 1999 CLF1, Class F bond, as a result of remaining exposure to the Winn-Dixie bankruptcy. The Company recorded a loss of $240, thereby reducing its carry value of the bond to $300. The Company’s estimated loss and remaining carry value reflect (i) the fact that the Company has not received an interest payment on the bond since June 2006, (ii) the Company’s estimates of the expected recovery value to the trust of a property acquired as a result of foreclosure on a defaulted Winn-Dixie mortgage loan and (iii) the Company’s estimates of the extent to which it will be able to recover its losses from an expense reserve account maintained by the trust.

The Company recorded other-than-temporary declines in the fair value of two classes of CMLBC 2001 CMLB-1 bonds and one class of BSCMS 1999 CLF1 bonds during the three and nine months ended September 30, 2005. During the three months ended September 30, 2005, the Company wrote off its entire investment in the CMLBC 2001 CMLB-1, Class K bonds ($1,092), and $910 of its carry value on the CMLBC 2001 CMLB-1, Class J bonds. These losses resulted primarily from the sale by the CMLBC trust of $22.4 million of Winn-Dixie certificates within the trust. During the nine months ended September 30, 2005, the Company also recorded a $369 other-than-temporary decline in the fair value of its BSCMS 1999 CLF1, Class F bonds, including $119 in the three months ended September 30, 2005, and $250 in the three months ended June 30, 2005.

Unrealized gains and losses on securities available for sale at September 30, 2006 and December 31, 2005, included as a component of other comprehensive income, consisted of the following:

	Sep 30, 2006	Dec 31, 2005
	Unaudited
Unrealized gains on securities available for sale	$9,280	$10,002
Unrealized losses on securities available for sale	(768)	(354)

The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

The following table summarizes the Company’s securities in an unrealized loss position as of September 30, 2006.

		Aggregate
	Aggregate	Unrealized	Number of
	Fair Value	Loss	Securities
In unrealized loss position less than 12 months	$50,490	$388	3
In unrealized loss position 12 or more months	22,261	381	3

One of the securities with an unrealized loss in the “12 or more months” category is a zero coupon bond whose value increases over time as maturity approaches. The Company expects the market value of this security to increase to an amount in excess of the Company’s carry value by December 31, 2006. The fair value on each of the other two securities has declined primarily due to interest rate increases, rather than credit impairment, and the Company believes that in each case the security’s carrying value is fully recoverable over its expected holding period.

At September 30, 2006 and December 31, 2005, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was approximately 7.9% and 8.2%, respectively.

The following summarizes the Company’s sales of securities during the three and nine months ended September 30, 2006 and September 30, 2005:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net proceeds from sale	$-	$-	$-	$5,787
Net gain	-	-	-	174

Structuring fees receivable of $3,410 and $3,862 at September 30, 2006 and December 31, 2005, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

8. Other Assets

Other assets as of September 30, 2006 and December 31, 2005, consisted of the following:

	Sep 30, 2006	Dec 31, 2005
	Unaudited
Receivables and accrued interest	$7,657	$6,515
Prepaid expenses and deposits	9,505	2,077
Reserve accounts	9,899	8,131
Escrow held with mortgage lender	12	9,507
Funds with CDO trustee pending distribution or reinvestment	18,095	16,638
Amounts held by servicer	1,477	1,483
Derivative assets	2,375	1,082
Accrued rental income	13,277	6,708
Debt issuance costs, net	7,004	6,975
Other	2,835	1,362
Total	$72,136	$60,478

9. Repurchase Agreements and Other Short-Term Financing Arrangements

As of September 30, 2006, the Company had a $250,000 repurchase agreement and a $100,000 real property acquisition facility in place for short-term liquidity requirements with Wachovia Bank, N.A. and its affiliate. The Company’s repurchase agreement and real property acquisition facility were renewed in August 2006, and are now scheduled to expire in August 2007.

The Company’s short-term borrowing arrangements are secured by the assets financed and are fully recourse to its other assets.

Amounts related to the Company’s repurchase agreement as of September 30, 2006 and December 31, 2005, are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

	Sep 30, 2006	Dec 31, 2005
	Unaudited
Collateral carry value
Loans	$150,055	$116,881
Securities	42,980	43,785
Total	$193,035	$160,666
Borrowings
Loans	$105,523	$94,341
Securities	35,176	35,624
Total	$140,699	$129,965

The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day London Interbank Offered Rate (“LIBOR”)) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreements for the nine months ended September 30, 2006 and September 30, 2005, are as follows:

	Sep 30, 2006	Sep 30, 2005
	Unaudited	Unaudited
Wachovia-mortgage loan repurchase agreements	5.92%	3.65%
Wachovia-CMBS repurchase agreements	5.62%	3.94%

As of September 30, 2006 and September 30, 2005, the 30-day LIBOR rate was 5.32% and 3.86%, respectively.

The Company is required to pay interest on any borrowings on the real property acquisition facility at prevailing short-term rates (30-day LIBOR) plus a pricing spread (ranging from 95 to 225 basis points). As of September 30, 2006, the Company had no borrowings outstanding on the real property acquisition facility.

The Company is required to comply with the following financial covenants under its short-term financing agreements: minimum liquidity, minimum tangible net worth and maximum leverage. As of September 30, 2006, the Company was in compliance with the terms of its short-term financing agreements.

10. Risk Management Transactions

The Company’s objectives in using derivatives include adding stability to interest expense and managing its exposure to interest rate movements. The Company uses forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of September 30, 2006, the Company was hedging its exposure to such variability through October 2016. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions, as of September 30, 2006 and December 31, 2005, were as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

	September 30, 2006		December 31, 2005
Unaudited
	Notional		Notional
Description	Amount	Fair value	Amount	Fair value
Interest rate swaps	$224,201	$(97)	$125,881	$784

At September 30, 2006 and December 31, 2005, the Company had hedged the following future borrowings:

	Sep 30, 2006	Dec 31, 2005
	Unaudited
Future borrowings (principal amount)	$224,201	$125,881

At September 30, 2006 and December 31, 2005, derivatives with a fair value of $2,472 and $298, respectively, were included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet. At September 30, 2006 and December 31, 2005, derivatives with a fair value of $2,375 and $1,082, respectively, were included in other assets on the Company’s Consolidated Balance Sheet.

Net realized gains and losses on qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Income Statement over the expected term of the Company’s related debt issuances. For the three months ended September 30, 2006 and September 30, 2005, the Company had net realized gains and (losses) of $163 and $(1,010), respectively, related to cash flow hedges. For the three months ended September 30, 2006 and September 30, 2005, the Company reclassified $296 and $262, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

For the nine months ended September 30, 2006 and September 30, 2005, the Company had net realized gains and (losses) of $186 and $(11,206), respectively, related to cash flow hedges. For the nine months ended September 30, 2006 and September 30, 2005, the Company reclassified $873 and $593, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, the Company estimates that $1,222 of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

The change in net unrealized gains and (losses) of $(765) and $7,467 in the nine months ended September 30, 2006 and September 30, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

The Company had net expense due to hedge ineffectiveness of $2 and $0 for the three months ended September 30, 2006 and September 30, 2005, respectively, and net income of $127 and $0 for the nine months ended September 30, 2006 and September 30, 2005, respectively. These amounts are included in loss (gain) on derivatives on the Consolidated Income Statements.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

Mortgages Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

	September 30, 2006		December 31, 2005
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Effective Rate (1)	Maturity
	Unaudited	Unaudited
Choice Hotels International, Inc., Silver Spring, MD	$31,802	$31,802	$32,199	$32,199	5.30%	5.34%	May-13
Omnicom Group, Inc., Irving, TX	13,575	13,575	13,575	13,575	5.24%	5.30%	May-13
Capital One Financial Corporation, Plano, TX	20,925	20,925	20,925	20,925	5.24%	5.29%	May-13
Aon Corporation, Glenview , IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov-14
Cadbury Schw eppes Holdings (US), Whippany, NJ	35,748	35,748	36,000	36,000	5.26%	5.34%	Mar-15
ITT Industries, Inc., Herndon, VA	41,700	41,700	41,700	41,700	5.33%	5.48%	Jun-15
Low es Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul-15
Abbott Laboratories, Waukegan, IL	15,244	15,244	15,244	15,244	5.11%	5.16%	Aug-15
United States Government (NIH), N. Bethesda, MD	65,188	65,188	65,188	65,188	5.32%	5.56%	Sep-15
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep-15
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep-15
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep-15
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct-15
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan-16
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan-16
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan-16
TJX Companies, Inc., Philadelphia, PA	71,700	71,700	-	-	5.57%	5.59%	Mar-16
United States Government (Department of Veterans Affairs), Ponce, PR	6,984	7,300	7,317	7,670	7.30%	6.41%	Apr-16
Pearson Plc., Law rence, KS	16,025	16,025	-	-	5.84%	5.95%	May-16
Koninklijke Ahold, N.V., Levittow n, PA	14,836	14,836	-	-	6.05%	6.11%	Jul-16
AMVESCAP PLC, Denver, CO	43,700	43,700	-	-	6.03%	6.07%	Jul-16
Walgreen Co., Pennsauken, NJ	1,952	2,097	2,046	2,208	7.65%	6.04%	Oct-16
Walgreen Co., Portsmouth, VA	3,220	3,426	3,304	3,525	7.20%	6.18%	Jul-18
United States Government (EPA), Kansas City, KS	21,395	24,982	21,395	25,151	7.57%	5.74%	Oct-22
United States Government (OSHA), Sandy, UT	14,668	15,693	14,670	15,738	6.28%	5.52%	Jan-24
Total	$691,383	$696,662	$546,284	$551,844

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are non-recourse (subject to customary exceptions) and are secured by the respective properties and an assignment of the relevant leases on the properties. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $989,300 at September 30, 2006, and $776,676 at December 31, 2005.

Collateralized Debt Obligations

In March 2005, the Company completed its first collateralized debt obligation, or CDO. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets into the pool, and created $285,000 face amount of multi-class notes and $15,000 of preferred equity through the CDO trust. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the assets in the pool. The following table summarizes the assets in the Company’s portfolio posted as CDO collateral as of September 30, 2006.

 Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

Carry Value
Long-Term Mortgage Loans	$156,942
Corporate Credit Notes	11,793
CMBS and Other Real Estate Securities	68,188
Total	$236,923

The table does not include approximately $48,285 of intercompany mortgage notes that are eliminated from the Company’s balance sheet in consolidation.

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

Scheduled principal amortization and balloon payments for long-term debt as of September 30, 2006 for the next five years and thereafter are as follows:

	Scheduled	Balloon
	Amortization	Payments	Total
3 Months Ending December 31, 2006	$1,267	$-	$1,267
2007	4,783	-	4,783
2008	7,121	-	7,121
2009	8,822	-	8,822
2010	33,487	-	33,487
Thereafter	153,116	787,178	940,293
	$208,596	$787,178	$995,773

 Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)
12. Minority Interests

As of September 30, 2006, Caplease, LP had issued and outstanding 263,157 common units of limited partnership to a minority interest holder. All of these units were issued in connection with the acquisition of a net lease property acquired in June 2006 (see the Company’s Form 10-Q for the quarter ended June 30, 2006 for more detail). Beginning on June 13, 2008, the units of limited partnership are redeemable by the holder, at its option, on the basis of one unit for either one share of CLF, Inc. common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

Cash distributions by Caplease, LP will be paid in the following priority: first, to the minority interest holder until such holder receives the amount it would have received if the holder’s units of limited partnership interest were converted to an equal number of shares of CLF, Inc. common stock, and then, to CLF, Inc. Simultaneous with CLF, Inc.’s payment of a cash dividend of $0.20 per share of common stock on each of July 17, 2006 and October 16, 2006 (see Note 14 below), the minority interest holder was paid a cash dividend of $0.20 per limited partnership unit.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs. At September 30, 2006, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

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

During May 2005, the Company acquired a real property in Herndon, Virginia net leased to ITT Industries, Inc., and agreed under the tenant’s lease to fund expected improvements to the real property of approximately $9,500. During May 2005, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. As of September 30, 2006, all of these funds have been disbursed to the tenant.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property net leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $26 and $26 for the three months ended September 30, 2006 and September 30, 2005, respectively, and $76 and $77 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

 Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

As described at Note 4 above, the Company had outstanding commitments to fund loans of approximately $12,000 related to its credit agreement to support YUM! Brands, Inc. franchise loans as of September 30, 2006. As of September 30, 2006, advances of $5,169 had been made against these commitments.

The Company entered into an office lease in April 2006 for its new corporate offices at 1065 Avenue of the Americas, New York, New York. The term of the lease is for seven years and five months with a base rent of $699 per year for the first four years (after a five month rent free period) and $753 per year for the remainder of the term.

14. Stockholders’ Equity

Stock Issuances

CLF, Inc.’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of September 30, 2006, CLF, Inc. had issued and outstanding 33,925,929 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During May 2006, CLF, Inc. issued 5,747,000 shares of common stock in a public offering at a price to the public of $10.55 per share, for net proceeds of approximately $57,282. During the nine months ended September 30, 2006, CLF, Inc. issued 316,450 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan (net of forfeitures of 5,000 shares). As of September 30, 2006, the Company had awarded 1,070,995 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 15 below).

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

On October 16, 2006, CLF, Inc. paid a dividend of $0.20 per share to its common stockholders. The dividend was declared on September 13, 2006, to common stockholders of record as of September 29, 2006.

On October 16, 2006, CLF, Inc. paid a dividend of $0.5078125 per share to its Series A preferred stockholders. The dividend was declared on September 13, 2006, to Series A preferred stockholders of record as of September 29, 2006.

 Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

15. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan, inclusive of 1,250,000 shares approved by the Company’s stockholders at the Company’s annual stockholder meeting held on June 14, 2006. As of September 30, 2006, the Company had awarded 1,070,995 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has also agreed to award an employee 6,000 shares of common stock under the stock plan if a service condition is satisfied as of January 2, 2007. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

A summary of the Company’s activity under the stock plan during the nine months ended September 30, 2006, is presented below:

	Number of
	Shares
Stock Awards at January 1, 2006	760,546
Granted During Nine Months Ended September 30, 2006	327,450	(1) (2)
Forfeited During Nine Months Ended September 30, 2006	(11,001)
Stock Awards at September 30, 2006	1,076,995

(1)
Shares are scheduled to vest between March 2007 and September 2009, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CLF, Inc.’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 133,500 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CLF, Inc.’s Compensation Committee.

(2)
Includes 6,000 shares the Company has agreed to issue on January 2, 2007 if an employee satisfies a service condition. Pursuant to SFAS 123R, the grant date for these shares occurred in September 2006 when the Company agreed to issue the shares.

 Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

A summary of the status of unvested shares as of and for the nine months ended September 30, 2006, is presented below:

		Weighted
		Average Fair
	Shares	Value
Nonvested at January 1, 2006	495,654	$10.83	(1)
Granted	327,450	11.05	(2) (3)
Vested	(228,998)	10.72
Forfeited	(11,001)	11.02
Nonvested at September 30, 2006	583,105	10.98

(1)
Includes weighted average fair value on 433,430 of the 495,654 shares awarded and remaining unvested as of January 1, 2006. Performance criteria on the remaining 62,224 shares have not yet been determined, and therefore, as required under SFAS 123R, the applicable grant date for these shares has not yet occurred and the fair value has not yet been determined.

(2)
Includes weighted average fair value on 223,450 of the 312,450 shares awarded during the year. Performance criteria on the remaining 89,000 shares have not yet been determined, and therefore, as required under SFAS 123R, the applicable grant date for these shares has not yet occurred and the fair value has not yet been determined.

(3)
Includes 6,000 shares the Company has agreed to issue on January 2, 2007 if an employee satisfies a service condition. Pursuant to SFAS 123R, the grant date for these shares occurred in September 2006 when the Company agreed to issue the shares.

As of September 30, 2006, $3,615 of deferred compensation expense was included in the Company’s Consolidated Balance Sheet as a component of additional paid in capital. This amount is expected to be charged to the Company’s Consolidated Income Statement over the remaining vesting period (through September 2009). The amount of deferred compensation expense for awards of 62,224 shares made in 2005 and 89,000 shares made in 2006 has not yet been measured and included as a component of additional paid in capital because the grant date (as defined under SFAS 123R) has not yet occurred.

The following summarizes the expense the Company recorded in its Consolidated Income Statement during the three and nine months ended September 30, 2006 and September 30, 2005, for awards under the stock plan:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
General and administrative expenses- stock based compensation	$552	$647	$1,766	$1,569

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

 Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

	Sep 30, 2006	Dec 31, 2005
	Unaudited
Net unrealized gains on securities	$8,512	$9,648
Net unrealized gains on derivatives	(97)	784
Net realized losses on derivatives	(11,133)	(12,180)
Accumulated other comprehensive loss	$(2,718)	$(1,748)

17. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2026 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2006, are as follows:

3 Months Ending December 31, 2006	$18,241
2007	73,907
2008	74,715
2009	73,007
2010	70,985
Thereafter	630,861
$941,716

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Total revenues	$30,902	$29,191	$93,330	$82,964
Income from continuing operations	$1,419	$136	$4,851	$5,142
Net income allocable to common stockholders	$757	$136	$2,864	$5,142
Income per basic and diluted common share from continuing operations	$0.04	$0.00	$0.16	$0.19
Net income per basic and diluted common share	$0.02	$0.00	$0.09	$0.19

 Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

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

Selected results of operations for the three months ended September 30, 2006 and September 30, 2005, are as follows:

	Corporate /		Operating Net Lease		Lending
	Unallocated		Real Estate		Investments
	9/30/2006	9/30/2005	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Total revenues	$122	$278	$22,516	$13,491	$8,309	$7,416
Total expenses & minority interest	3,380	3,185	21,178	12,318	4,951	5,955
Income (loss) from continuing operations	(3,257)	(2,907)	1,338	1,172	3,357	1,461
Total assets	35,201	26,253	1,004,385	698,847	452,610	385,191

Selected results of operations for the nine months ended September 30, 2006 and September 30, 2005, are as follows:

	Corporate /		Operating Net Lease		Lending
	Unallocated		Real Estate		Investments
	9/30/2006	9/30/2005	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Total revenues	$588	$761	$63,569	$27,727	$25,393	$19,992
Total expenses & minority interest	10,620	9,074	59,281	24,122	14,502	11,781
Income (loss) from continuing operations	(10,032)	(8,314)	4,288	3,605	10,892	8,211
Total assets	35,201	26,253	1,004,385	698,847	452,610	385,191

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded two such loans as of September 30, 2006, with an aggregate unpaid principal amount of approximately $1,148 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

 Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements.
(Dollar amounts in thousands, except per share amounts)

September 30, 2006 (unaudited)

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

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company is generally required to make advances simultaneous with the borrower’s capital contributions to the joint venture to fund the underlying franchise loans. As of September 30, 2006, the Company had advanced $5,169 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a limited guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

21. Subsequent Events

During the third and fourth quarter of 2006, the Company entered into separate purchase and sale agreements to acquire seven additional real properties, for an aggregate purchase price of $198,148. The weighted average remaining lease term on the seven properties is approximately ten years and the weighted average credit rating of the underlying tenants or lease guarantors from Standard & Poor’s (“S&P”) is BBB+ (based on actual S&P rating as of November 6, 2006 or equivalent S&P rating if rated only by Moody’s). As of November 6, 2006, two of these transactions have closed for a purchase price of $41,417. The remaining transactions are scheduled to close in the fourth quarter of 2006. The properties under contract are subject to customary closing conditions and, therefore, the Company provides no assurance as to the timing or certainty of the closing of these transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

General

We are a diversified REIT that invests primarily in single tenant commercial real estate assets subject to long-term leases to primarily investment grade tenants. We focus on properties that are subject to a net lease, which we define as a lease that requires the tenant (rather than the landlord) to pay for, or pay for and perform, all or substantially all aspects of the property and its operations during the lease term.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through September 30, 2006, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). We have short-term floating rate borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. We employ a hedging strategy to mitigate our exposure to changes in interest rates while our assets are financed under our short-term borrowing arrangements. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the trust preferred debt we issued in December 2005 (see table below), our overall portfolio leverage as of September 30, 2006 was approximately 80.2%.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.

We rely primarily on equity and debt capital to fund our portfolio growth. The following is a summary of our capital raising activities beginning with our initial public offering in March 2004 and through September 30, 2006.

Month/Year	Securities Issued	Price	Net Proceeds
March 2004	23.0 million shares of common stock	$10.50	$221.8 million
October 2005	14.0 million shares of 8.125% Series A cumulative redeemable preferred stock	$25.00	$33.7 million
December 2005	$30.9 million of junior subordinated notes	N/A	$29.9 million
May 2006	5.747 million shares of common stock	$10.55	$57.3 million

Summary of Investment and Financing Activity in Third Quarter 2006

During the quarter ended September 30, 2006, we added assets of $53.4 million to our portfolio, including $34.5 million of real estate securities backed by mortgage loans on properties net leased to Koninklijke Ahold, N.V. and one real property acquisition for an aggregate purchase price of $5.4 million. We did not add any new long-term financings during the quarter ended September 30, 2006. We did make significant progress in preparing for our second CDO, which we expect to complete in the first quarter of 2007.

Business Environment

Our ability to grow our portfolio is subject to a variety of factors beyond our control, including competitive conditions in the commercial real estate markets and interest rate levels. As we have reported in prior quarters, we saw through the first half of the third quarter of 2006, a trend of spread compression as interest rates trended upwards and the market for commercial real estate remained very strong. During the second half of the third quarter and the early part of the fourth quarter, we have started to see a positive reversal in this trend in our property acquisition business, as interest rates have fallen and spreads have begun to widen. While asset spreads have not returned to the levels we were seeing in 2004 and most of 2005, we are cautiously optimistic about our ability to grow our portfolio within our target return ranges for the remainder of 2006. Spread compression and competition from conduit lenders, however, continue to make it challenging for us to originate loans with yield and risk characteristics that fit within our targets.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during the first, second or third quarters of 2006.

Property Acquisitions

During the three months ended September 30, 2006, we completed the following property acquisition (dollar amounts in thousands):

			Purchase		Net Rentable
Month Acquired	Tenant or Guarantor	Location	Price	Lease Expires	Square Feet
July	Cott Corporation	Reading, PA	$5,350	June 2017	120,000

Business Segments

We conduct our business through two operating segments:

•	operating net lease real estate (including our investments in owned real properties); and

•	lending investments (including our loan business as well as our investments in securities).

Selected results of operations for the three months ended September 30, 2006 and September 30, 2005, are as follows (dollar amounts in thousands):

	Corporate /		Operating Net Lease		Lending
	Unallocated		Real Estate		Investments
	9/30/2006	9/30/2005	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Total revenues	$122	$278	$22,516	$13,491	$8,309	$7,416
Total expenses & minority interest	3,380	3,185	21,178	12,318	4,951	5,955
Income (loss) from continuing operations	(3,257)	(2,907)	1,338	1,172	3,357	1,461
Total assets	35,201	26,253	1,004,385	698,847	452,610	385,191

Selected results of operations for the nine months ended September 30, 2006 and September 30, 2005, are as follows (dollar amounts in thousands):

	Corporate /		Operating Net Lease		Lending
	Unallocated		Real Estate		Investments
	9/30/2006	9/30/2005	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Total revenues	$588	$761	$63,569	$27,727	$25,393	$19,992
Total expenses & minority interest	10,620	9,074	59,281	24,122	14,502	11,781
Income (loss) from continuing operations	(10,032)	(8,314)	4,288	3,605	10,892	8,211
Total assets	35,201	26,253	1,004,385	698,847	452,610	385,191

Results of Operations

During the third quarter of 2006, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments primarily in net lease assets.

Comparison of the Quarter Ended September 30, 2006 to the Quarter Ended September 30, 2005

The following discussion compares our operating results for the quarter ended September 30, 2006 to the comparable period in 2005.

Total revenue increased $9.8 million, or 46%, to $30.9 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and increases in interest income and other revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $9.0 million, or 67%, to $22.5 million. The increase was due to a substantial increase in the underlying property investments from the prior year period. Rental revenue for the 2005 period included $1.7 million of revenue from assets not yet owed but consolidated under FIN 46.

Interest income increased $0.6 million, or 8%, to $8.0 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

We had no gains on sale of mortgage loans or securities, compared to $0.2 million gain on the sale of a loan in the 2005 period.

Other revenue increased $0.3 million to $0.5 million, primarily reflecting income we received from loans that paid off in the 2006 period.

Expenses.

Total expenses increased $7.8 million, or 36%, to $29.5 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property and property expenses, offset in part by lower loss on securities and lower general and administrative expenses.

Interest expense increased $6.3 million, or 64%, from $9.8 million to $16.1 million. Interest expense for the 2005 period included $1.1 million of expense from assets not yet owned but consolidated under FIN 46. The increase in 2006 primarily consisted of $5.5 million of additional interest expense on property mortgages originated or assumed in 2005 and 2006, and $0.6 of interest expense on the trust preferred debt we issued in December 2005. In addition, interest expense on our borrowings under our repurchase agreement increased $1.3 million, from $0.7 million to $2.0 million, primarily as a result of higher borrowing levels and interest rates in 2006.

Depreciation and amortization expense on real property increased $3.0 million, or 83%, from $3.6 million to $6.6 million, due to the significant increase in property investments compared with the prior year period. Depreciation and amortization expense for the 2005 period included $0.5 million of expense from assets not yet owned but consolidated under FIN 46.

Property expenses increased $0.8 million, or 26%, to $3.8 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2006 period was $1.5 million. Property expenses for the 2005 period included $0.3 million of expense from assets not yet owned but consolidated under FIN 46. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

General and administrative expense decreased $0.3 million, or 13%, to $2.2 million, due primarily to slightly lower performance based employee compensation, Sarbanes-Oxley related professional fees and liability insurance.

General and administrative expense-stock based compensation decreased $0.1 million, or 15%, to $0.6 million. The decrease was due to marginally lower expected vesting of outstanding stock grants compared with the prior year period.

During the 2005 period, we had a $2.1 million loss on the write down of one of our security investments. We had a $0.2 million write-down on one of our security investments in the 2006 period. The losses in both periods relate to exposure to the Winn-Dixie bankruptcy and are discussed at footnote 7 of the financial statements included in this Form 10-Q filing.

Minority Interest.

Minority interest of $(0.3) million in the 2005 period reflects the impact of assets not yet owned but consolidated under FIN 46.

Net income (loss).

Net income (loss) increased from $(0.3) million to $1.5 million, as a result of the factors discussed above. Net income allocable to common stockholders was $0.8 million in the third quarter of 2006, reflecting dividends to preferred stockholders of $0.7 million.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

The following discussion compares our operating results for the nine months ended September 30, 2006 to the comparable period in 2005.

Revenue.

Total revenue increased $41.1 million, or 85%, to $89.6 million. The increase was attributable to increases in rental revenue and property expense recoveries and increases in interest income, other revenue and gain on sale of mortgage loans.

Rental revenue and property expense recoveries, in the aggregate, increased $35.8 million, or 129%, to $63.4 million. The increase was due to a substantial increase in the underlying property investments from the prior year period. Rental revenue for the 2005 period included $3.5 million of revenue from assets not yet owed but consolidated under FIN 46.

Interest income increased $3.8 million, or 19%, to $23.9 million. The increase was due to larger overall asset investments, including both mortgage loans and CMBS investments.

Other revenue increased $1.3 million to $1.6 million, primarily reflecting income we received on loans that were paid off in the 2006 period.

Gain on sale of mortgage loans and securities increased $0.2 million, to $0.6 million, reflecting a gain we earned on the origination and sale of a mortgage loan in the first quarter of 2006.

Expenses.

Total expenses increased $39.4 million, or 87%, to $84.4 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and stock based compensation expense, offset in part by lower loss on securities and lower general and administrative expenses.

Interest expense increased $26.3 million, or 134%, from $19.6 million to $45.9 million. Interest expense for the 2005 period included $1.7 million of expense from assets not yet owned but consolidated under FIN 46. The increase in 2006 primarily consisted of $19.2 million of additional interest expense on property mortgages originated or assumed in 2005 and 2006, $3.0 million of additional interest expense on our collateralized debt obligations issued in March 2005, and $1.9 of interest expense on the trust preferred debt we issued in December 2005. In addition, interest expense on our borrowings under our repurchase agreement and other short-term financing obligations increased $4.0 million, or 161%, from $2.5 million to $6.6 million, primarily as a result of higher borrowing levels and interest rates in 2006.

Depreciation and amortization expense on real property increased $11.6 million, due to the significant increase in property investments compared with the prior year period. Depreciation and amortization expense for the 2005 period included $0.9 million of expense from assets not yet owned but consolidated under FIN 46.

Property expenses increased $4.0 million, or 57%, to $11.1 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2006 period was $4.8 million. Property expenses for the 2005 period included $0.9 million of expense from assets not yet owned but consolidated under FIN 46. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

General and administrative expense decreased $0.5 million, or 7%, to $7.0 million, due primarily to slightly lower Sarbanes-Oxley related professional fees, performance based employee compensation and liability insurance. General and administrative expense for the 2005 period included approximately $0.1 million of accrued severance expense.

General and administrative expense-stock based compensation increased $0.2 million, or 13%, to $1.8 million. The increase was due to marginally higher expected vesting of outstanding stock grants compared with the prior year period.

During the 2005 period, we had $2.4 million of losses on our security investments. We had a $0.2 million write-down on one of our security investments in the 2006 period. The losses in both periods relate to exposure to the Winn-Dixie bankruptcy and are discussed at footnote 7 of the financial statements included in this Form 10-Q filing.

Minority Interest.

Minority interest of $(0.1) million in the 2005 period reflects the impact of assets not yet owned but consolidated under FIN 46.

Net income.

Net income increased from $3.5 million to $5.3 million, as a result of the factors discussed above. Net income allocable to common stockholders was $3.2 million in the 2006 period, reflecting dividends to preferred stockholders of $2.1 million.

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

The following table reconciles our net income to FFO for the three and nine months ended September 30, 2006 and September 30, 2005.

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(in thousands, except per share amounts)	2006	2005	2006	2005
Net income (loss) allocable to common stockholders	$776	$(273)	$3,161	$3,502
Adjustments:
Add: Minority interest-OP units	6	-	7	-
Add: Depreciation and amortization expense on real property	6,580	3,596	18,396	6,785
Funds from operations	$7,362	$3,323	$21,564	$10,287
Weighted average number of common shares outstanding, diluted	33,921	27,868	31,252	27,755
Weighted average number of OP units outstanding	263	-	105	-
Weighted average number of common shares and OP units outstanding, diluted	34,184	27,868	31,357	27,755
Funds from operations per share	$0.22	$0.12	$0.69	$0.37
Gains on sale of mortgage loans and securities	$-	$210	$645	$447
Depreciation on real estate investments consolidated under FIN46	$-	$518	$-	$935

Liquidity and Capital Resources

As of September 30, 2006, we had $2.3 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock during each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. We also declared a dividend of $0.5078125 per share of 8.125% series A cumulative redeemable preferred stock during each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

We believe that our working capital and cash provided by operations are sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional net lease investments and, therefore, as we approach or reach our targeted leverage level from time to time, we will need to raise additional capital. We expect our leverage to average 70% to 85% of our assets in portfolio. As of September 30, 2006, we had an effective shelf registration statement under which we can offer an aggregate of $204.4 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

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

We had $140.7 million outstanding as of September 30, 2006 under our Wachovia repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $150.1 million, and securities with a carry value of $43.0 million. We had no borrowings outstanding as of September 30, 2006 under our real property acquisition facility. Our short-term borrowing arrangements are co-terminus, and they were renewed in August 2006, and are now scheduled to expire in August 2007.

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

As of September 30, 2006, we were in compliance with the terms of our short-term borrowing arrangements. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our short-term borrowing arrangements are uncommitted, we cannot make any assurance that these facilities will continue to be available to us.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our net lease asset investments and issuances of debt and equity capital. As discussed in further detail above, we issued common stock in a public offering in May 2006.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured, non-recourse basis. Through September 30, 2006, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). As of September 30, 2006, we have financed on a long-term basis an aggregate of approximately $1.20 billion of assets in portfolio with third party mortgage debt of $696.7 million and collateralized debt obligations of $268.2 million. We also issued $30.0 million of trust preferred debt in December 2005. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the December 2005 trust preferred debt, our overall portfolio leverage as of September 30, 2006 was approximately 80.2%.

Long-Term Mortgage Financings.

We did not add any new third party mortgage debt during the quarter ended September 30, 2006.

Our mortgage financings are fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are generally non-recourse to us but are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes include customary non-recourse exceptions. The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity. We believe the value of the assets financed is, and will continue to be, sufficient to repay or refinance our debt at maturity.

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

We are currently aggregating assets for our next CDO financing. We expect our next CDO issuance to occur in the first quarter of 2007.

Statement of Cash Flows

Operating activities provided $13.6 million of cash during the nine months ended September 30, 2006, primarily driven by net income as adjusted by various non-cash gains and charges of $18.5 million, partially offset by increases in other assets of $4.1 million and decreases in deposits and escrows of $1.9 million. Operating activities used $17.9 million of cash during the nine months ended September 30, 2005, primarily driven by increases in other assets of $24.7 million, decreases in deposits and escrows of $7.0 million and amounts due to servicer of $4.4 million, partially offset by net income as adjusted by various non-cash gains and charges of $10.1 million and an increase in accounts payable, accrued expenses and other liabilities of $7.6 million.

Investing activities used $232.8 million during the nine months ended September 30, 2006, which primarily resulted from net investments in real estate of $218.5 million, net investments in mortgage and other real estate loans of $55.7 million, and net investments in securities available for sale of $35.7 million and purchases of furniture, fixtures and equipment and leasehold improvements of $1.7 million, partially offset by sales of mortgage loans of $78.6 million. Investing activities used $516.6 million during the nine months ended September 30, 2005, which resulted primarily from net investments in real estate of $431.3 million, net investments in mortgage loans of $46.2 and net securities investments of $39.1 million.

Cash provided by financing activities during the nine months ended September 30, 2006 was $202.2 million, which primarily resulted from net borrowings from mortgages on real estate investments of $145.1 million, proceeds from our common stock offering of $57.3 million, net borrowings under repurchase agreements and other short-term financing obligations of $10.7 million and reductions in escrows held with mortgage lender of $9.5 million, partially offset by dividends and distributions paid of $20.1 million. Cash provided by financing activities during the nine months ended September 30, 2005 was $515.3 million, which primarily resulted from net borrowings frommortgages on real estate investmentsof $327.8 million and borrowings under collateralized debt obligations of $268.1 million, partially offset by net repayments on repurchase agreements of $49.4 million, dividends paid of $14.2 million and funds used in hedging and risk management activities of $11.2 million.

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

Net realized gains and losses on our qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on our Consolidated Income Statement over the expected term of the related debt issuances. For the three months ended September 30, 2006 and September 30, 2005, we had net realized gains and (losses) of $163,000 and $(1.0) million, respectively, related to cash flow hedges. For the three months ended September 30, 2006 and September 30, 2005, we reclassified $0.3 million and $0.3 million, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

For the nine months ended September 30, 2006 and September 30, 2005, we had net realized gains and (losses) of $186,000 and $(11.2) million, respectively, related to cash flow hedges. For the nine months ended September 30, 2006 and September 30, 2005, we reclassified $0.9 million and $0.6 million, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, we estimate that $1.2 million of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

Consistent with SFAS No. 133, open cash flow hedges are marked to fair value at each reporting date, with a corresponding offset to other comprehensive income (a component of Stockholders’ Equity). The change in net unrealized gains and (losses) of $(0.8) million and $7.5 million in the nine months ended September 30, 2006 and September 30, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s statement of changes in stockholders’ equity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to close the net lease investments we currently have under due diligence on acceptable terms;

•	our ability to make additional investments in a timely manner or on acceptable terms;

•	our ability to obtain long-term financing for our asset investments at the spread levels we project when we invest in the asset;

•	adverse changes in the financial condition of the tenants underlying our net lease investments;

•	increases in our financing costs, our general and administrative costs and/or our property expenses;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

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

Tenant Credit Rating Exposure

Substantially all of our portfolio assets are subject to risks due to credit rating changes of the tenants under the related net lease obligations. The credit quality of a particular net lease asset is highly dependent on the credit rating of the related tenant obligor of the net lease. With respect to our loans and securities, deterioration in the tenant’s credit rating can lead to changes in the required yield on the related asset, which would result in a lower value for our net lease assets (see discussion of credit spread curve exposure above). In addition, precipitous declines in the credit rating of a particular tenant prior to our obtaining long-term financing may significantly impede or eliminate our ability to finance the net lease asset. We manage these risks by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes. We also seek to lock or procure long-term financing on our assets as promptly as practicable after we commit to invest.

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2006, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the tenants under related net leases.

The following summarizes certain data regarding our interest rate sensitive instruments:

			Weighted
			Average
	Carrying	Notional	Effective
	Amount	Amount	Interest Rate	Maturity Date	Fair Value
Assets:			(dollars in thousands)
Mortgage and other real estate loans held
for investment (1)	$276,020	$274,184	6.77%	Various	$280,478
Securities available for sale - CMBS (2)	169,713	181,252	7.90%	2009-2028	169,713
Structuring fees receivable	3,410	N/A	7.99%	2010-2020	3,410
Derivative assets (3)	2,375	128,760	N/A	N/A	2,375
Liabilities
Repurchase agreement and other short-term
financing obligations (4)	140,699	140,699	6.20%	Short-term	140,699
Mortgage notes payable (5)	696,662	691,383	5.58%	2013-2024	687,866
Collateralized debt obligations (5)	268,182	268,500	5.67%	2015	256,190
Other long-term debt (6)	30,930	30,930	8.30%	2016	30,244
Derivative liabilities (3)	2,472	95,440	N/A	N/A	2,472

(1)	This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the loans range from 2006 through 2033.
(2)	Securities available for sale represent subordinate interests in securitizations (CMBS), as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans. Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for the CMBS are shown at their respective face amounts. Fair value for the CMBS is based on third-party quotations, where obtainable, or our estimate of fair value, based on yields of comparably rated securities in the CMBS market. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the securities available for sale, we receive current monthly interest coupon payments, and contractual principal payments as scheduled.
(3)	These instruments represent hedging and risk management transactions involving interest rate swaps. They have been valued by reference to market quotations.
(4)	Our repurchase agreement and other short-term financing obligations bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.
(5)	We estimate the fair value of mortgage notes on real estate investments and collateralized debt obligations using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value. The maturity date of the collateralized debt obligations reflects our expected maturity date in January 2015 and is used to compute the related fair value and weighted average effective interest rate.
(6)	We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of September 30, 2006 are as follows:

	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgage and other real estate loans	$6,031	$10,923	$5,955	$14,281	$11,374	$225,620
Securities available for sale - CMBS	420	1,803	2,203	25,129	2,366	149,331
Structuring fees receivable	157	659	713	772	768	341
Derivative assets	2,375	-	-	-	-	-
Mortgages on real estate investments	1,276	4,819	7,160	8,862	10,695	663,850
Repurchase agreement and other short-term
financing obligations	140,699	-	-	-	-	-
Collateralized debt obligations	(9)	(36)	(38)	(41)	22,792	245,514
Other long-term debt	-	-	-	-	-	30,930
Derivative liabilities	2,472	-	-	-	-	-

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors amend and restate those risk factors with the same caption headings included in our Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to the following tenant credit concentrations as of September 30, 2006:

•	approximately $192.1 million, or 13.6%, of our assets in portfolio involve properties leased to the United States Government;

•	approximately $91.6 million, or 6.5%, of our assets in portfolio involve properties leased to, or leases guaranteed by, TJX Companies, Inc.;

•	approximately $87.8 million, or 6.2%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Lowe’s Companies Inc.;

•	approximately $82.0 million, or 5.8%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Aon Corporation;

•	approximately $77.8 million, or 5.5%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Koninklijke Ahold, N.V.; and

•	approximately $75.7 million, or 5.3%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Tiffany & Co.

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

We are subject to the following industry concentrations as of September 30, 2006:

•
approximately $175.8 million, or 12.4%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company);

•
approximately $139.3 million, or 9.8%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc. and Kohl’s Corporation);

•
approximately $104.7 million, or 7.4%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail home improvements industry (e.g., Lowe’s Companies, Inc. and Home Depot USA, Inc.); and

•	approximately $89.1 million, or 6.3%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail drug industry (e.g., CVS Corporation, Walgreen Co.).

Any downturn in one or more of these industries or in any other industry in which we may have a significant credit concentration in the future could have a material adverse effect on our cash flows and operating results.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to the following geographic concentrations as of September 30, 2006:

•	approximately $182.0 million, or 12.9%, of our assets in portfolio are investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $180.1 million, or 12.7%, of our assets in portfolio are investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $146.9 million, or 10.4%, of our assets in portfolio are investments in properties located in the New York City and Northern New Jersey area; and

•	approximately $136.1 million, or 9.6%, of our assets in portfolio are investments in properties located in the Philadelphia, Pennsylvania metropolitan area.

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

We invest in net lease assets where the underlying tenant’s credit rating is below investment grade (approximately $171.6 million, or 12.1%, of our assets in portfolio as of September 30, 2006). These investments will have a greater risk of default and bankruptcy than investments on properties net leased exclusively to investment grade tenants.

Our investments in commercial mortgage-backed securities may be subordinated.

As of September 30, 2006, our CMBS investments included $92.5 million of below investment grade bond classes (approximately 6.5% of our assets in portfolio as of September 30, 2006). Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

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

CAPITAL LEASE FUNDING, INC.
Registrant

Date: November 6, 2006	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: November 6, 2006	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer