Form 10-K
period 2006-12-31
CAPITAL LEASE FUNDING INC
filed 2007-03-07
CIK 1057689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 001-32039

CAPITAL LEASE FUNDING, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-2414533 (I.R.S. Employer Identification No.)

1065 Avenue of the Americas, New York, NY (Address of Principal Executive Offices)	10018 (Zip code)

(212) 217-6300
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2006, the aggregate market value of the common stock, $0.01 par value per share, of Capital Lease Funding, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $369 million, based upon the closing price of $11.41 on the New York Stock Exchange on such date.

As of February 15, 2007, there were 34,097,829 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the registrant's 2007 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Note: Items 10, 11, 12, 13 and 14 are incorporated by reference herein from the Proxy Statement.

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

Overview

We are a diversified real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. We focus on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all expenses normally associated with the ownership of the property (such as utilities, taxes, insurance and routine maintenance) during the lease term. We also continue to be opportunistic and have made and expect to continue to make investments in single tenant properties where the owner has exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio. We invest at all levels of the capital structure of net lease or other single tenant properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased or other single tenant real estate collateral.

Our current portfolio produces stable, high quality cash flows generated by long-term leases to primarily investment grade tenants. Tenants underlying our investments are primarily large public companies or their significant operating subsidiaries and governmental and quasi-governmental entities with investment grade credit ratings, defined as a published senior unsecured credit rating of BBB-/Baa3 or above from one or both of Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). We also imply an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which we have obtained a private investment grade rating from either S&P or Moody’s, and (iii) are governmental entity branches or units of another investment grade rated governmental entity.

As of December 31, 2006, our investment portfolio had a carry value of approximately $1.6 billion, and included the following assets by type:

	Carry Value
	(in thousands)	Percentage
Owned properties	$1,115,001	70.8%
Debt investments
Loans
Long-term mortgage loans	231,094	14.7%
Corporate credit notes	33,480	2.1%
Mezzanine and other investments	9,511	0.6%
Commercial mortgage-backed and other real estate securities	183,066	11.6%
Other	3,253	0.2%
Total	$1,575,405	100.0%

We conduct our business through two operating segments: operating real estate (including our investments in owned real properties), and lending investments (including our loan investments as well as our investments in securities). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, for financial data by segment.

We have been in the net lease business since 1994. We completed our initial public offering in March 2004 and, during 2006, we completed our first follow-on common stock offering. Prior to our initial public offering, we were primarily a lender focused on originating net lease mortgage loan transactions and selling substantially all of the loans we originated, either through whole-loan or small pool sales or through gain-on-sale commercial mortgage-backed securitizations.

Investment Strategy

We focus on the following core business strategies:

•
Investing in High Quality Cash Flows. We invest primarily in owned real properties and real estate loans where the underlying tenant is of high credit quality. As of December 31, 2006, our top ten credit exposures had a weighted average credit rating of A. As of December 31, 2006, our portfolio had the following credit characteristics:

Credit Rating (1)	Total (in thousands)	Percentage
Investment grade rating of A- or A3 and above	$607,373	38.6%
Investment grade rating of below A- or A3	512,037	32.5%
Implied investment grade rating	231,982	14.7%
Non-investment grade rating	214,502	13.6%
Unrated (2)	9,511	0.6%
	$1,575,405	100.00%

(1)
Four of our owned real properties with an aggregate carry value of $253,655 are leased to more than one tenant and, for purposes of determining the underlying tenant’s credit rating on these properties, we have considered the credit rating of only our primary tenant.

(2)
Includes our mezzanine and other investments as described under “Our Portfolio—Loan Investments.” While the tenants on the underlying properties generally may be rated by S&P and/or Moody’s, we classify these investments as unrated because of the subordinated nature of our investment.

•
Long-Term Assets Held for Investment. We invest in commercial real estate assets subject to long-term leases. The weighted average remaining lease term on the leases on our owned properties is approximately 12 years and on the leases underlying our loan investments is approximately 19 years. We intend to hold our assets for the long-term, capturing the stable cash flows that will be produced from the underlying high credit quality tenants. On a limited and opportunistic basis, we also continue to acquire and promptly resell assets through our taxable REIT subsidiary.

•
Flexible Investment Approach. We invest at all levels of the capital structure of net lease or other single tenant properties but remain flexible within that structure, investing where we see the greatest market opportunity to earn attractive returns. During 2005 and 2006, we saw the greatest opportunity on the equity side of the business (owned real properties). As of December 31, 2006, owned real properties comprised approximately 71% of our portfolio, and we expect this percentage to continue to increase in 2007.

•
Stringent Underwriting Process. We maintain a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of six of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. Our investment committee formally reviews and approves each transaction prior to funding. We also have an investment oversight committee of the Board of Directors that approves investments in excess of $50 million.

•
Finance with Long-Term Fixed Rate Debt. We seek to borrow against, or leverage, our assets with long-term fixed rate debt, effectively locking in the spread we expect to generate on our assets. Our financing strategy allows us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. We believe this leverage level is conservative given the high credit quality of the underlying tenants and the length and quality of the related leases.

Our Competitive Strengths

•
Established Origination and Investment Capabilities. We have an experienced in-house team of investment originators and underwriters that originate, structure, underwrite and close our transactions. In addition, we have developed an extensive national network of property owners, investment sale brokers, tenants, borrowers, mortgage brokers, lenders, institutional investors and other market participants that helps us to identify and originate a variety of net lease or other single tenant financing and investment opportunities. During 2006, we originated approximately $538.6 million of new investments (including approximately $78.0 million of investments sold in the ordinary course of business).

•
Experienced Senior Management Team. Our senior management team has worked together for more than 10 years. During this period, we built a nationwide origination network and underwriting platform, initially focused on net lease mortgage lending. Since our initial public offering in 2004, we have expanded our strategy to include the ownership of net lease or other single tenant properties by drawing on our extensive experience in evaluating tenant credit quality, lease structures and commercial real properties. Since that time, we have purchased more than $1.1 billion of net lease or other single tenant properties. Since 1996, we have originated and underwritten more than $4.0 billion in net lease or other single tenant transactions, involving more than 500 properties with more than 75 underlying tenants. During this 10-year period, we have experienced only one loan default and foreclosure on the loans and properties we have originated and underwritten.

•
Financing Expertise. We have substantial experience in financing and securitizing net lease assets. During 2005, we completed what we believe was the first ever 100% fixed rate real estate primarily whole loan CDO. We financed an approximately $300 million pool of net lease mortgage loans and securities, with 85% of the obligations rated AAA/Aaa by S&P/Moody’s, and 95% of the obligations rated investment grade by S&P/Moody’s. We expect our next CDO issuance to occur in the second quarter of 2007. Prior to our initial public offering in 2004, we structured four “gain-on-sale” securitizations aggregating $1.5 billion.

•
Market Expertise. We have recognized expertise in the net lease marketplace. In February 2005, we received a U.S. patent for our 10-year credit tenant loan product. In addition to serving as one of our loan products, we use this product to create additional leverage on many of our owned property investments. We have worked extensively with S&P and Moody’s to develop ratings criteria for net lease financing, and continue to provide ongoing advice and assistance to these rating agencies on net lease financing issues. We also developed the specialized lease enhancement mechanisms that are now market standard for net lease lending transactions.

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

As of December 31, 2006, our owned property portfolio had a carry value of $1.1 billion. We believe the strength of our portfolio is exhibited by the following:

•	approximately 6.0 million rentable square feet with 99.8% occupancy;

•	36 properties in 21 states leased to 26 different tenants;

•	94% investment grade or implied investment grade tenants;

•	weighted average tenant credit rating of A;

•	weighted average remaining lease term of approximately 12 years; and

•	well diversified portfolio by property type, geography and credit rating.

The following pie chart depicts the credit quality(1) of our owned property portfolio as of December 31, 2006.

(1)	Reflects tenant’s or lease guarantor’s actual or implied S&P rating or equivalent S&P rating if rated only by Moody’s.

Our owned property portfolio is expected to generate the following annual cash flows(1) through the year 2016.

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

The following is a tabular presentation of our owned property portfolio as of December 31, 2006:

						(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Purchase Date	Lease Maturity	2007 Estimated Annual Rent (1)	Purchase Price	Carry Value (2)
Abbott Laboratories	6480 Busch Blvd, Columbus, OH	Office	111,776	11/2004	10/2016	$893	$12,025	$11,347
Abbott Laboratories	1850 Norman Drive North, Waukegan, IL	Office	131,341	8/2005	8/2017	1,338	20,325	19,543
Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	Office	122,605	10/2006	11/2016	1,622	24,255	24,721
Allstate Insurance Company	401 McCullough Drive, Charlotte, NC	Office	191,681	12/2005	12/2015	1,916	27,172	26,293
Allstate Insurance Company	1819 Electric Road (aka State hwy. 419), Roanoke, VA	Office	165,808	12/2005	12/2015	2,039	28,928	27,905
AmeriCredit Corp.	4001 Embarcadero Drive, Arlington, TX	Office	246,060	12/2006	8/2017	2,965	43,000	43,359
AMVESCAP PLC	4340, 4346 & 4350 South Monaco St., Denver, CO	Office	263,770	3/2006	10/2016	4,934	69,300	67,838
Aon Corporation (3)	1000 Milwaukee Ave, Glenview, IL	Office	412,409	8/2004	4/2017	6,517	85,750	81,401
Baxter International, Inc.	555 North Daniels Way, Bloomington, IN	Warehouse	125,500	10/2004	9/2016	790	10,500	10,196
Cadbury Schweppes Holdings (US)	945 Route 10, Whippany, NJ	Office	149,475	1/2005	3/2021	3,400	48,000	48,356
Capital One Financial Corporation	3905 N. Dallas Parkway, Plano, TX	Office	159,000	6/2005	2/2015	1,823	27,900	29,565
Choice Hotels International, Inc. (4)	10720, 10750 & 10770 Columbia Pike, Silver Spring, MD	Office	223,912	11/2004	5/2013	4,908	43,500	42,914
Cott Corporation	1090 and 1091 Spring Street, Reading, PA	Mfg/Dist	120,000	7/2006	6/2017	362	5,350	5,397
Crozer-Keystone Health System (5)	8 Morton Avenue, Ridley, PA	Medical Office	22,708	8/2004	4/2019	404	4,477	5,553
CVS Corporation	100 Mazzeo Drive, Randolph, MA	Retail Drug	88,420	9/2004	1/2014	744	10,450	13,661
Farmers New World Life Insurance Company	3003 77th Avenue Southeast, Mercer Island, WA	Office	155,200	12/2005	12/2020	2,392	39,550	38,974
ITT Industries, Inc.	12975 Worldgate Drive, Herndon, VA	Office	167,285	5/2005	3/2019	4,888	46,081	54,871
Johnson Controls, Inc.	6750 Bryan Dairy Road, Largo, FL	Office	307,275	12/2006	8/2016	1,862	27,000	27,219
Koninklijke Ahold, N.V.	4001 New Falls Road, Levittown, PA	Retail	70,020	6/2006	4/2026	1,439	18,575	20,851
Lowes Companies, Inc. (6)	26501 Aliso Creek Rd., Aliso Viejo, CA	Retail	181,160	5/2005	8/2024	3,450	52,860	51,534
Omnicom Group, Inc.	1660 North Westridge Circle, Irving, TX	Office	101,120	6/2005	5/2013	1,278	18,100	16,984
Pearson Plc.	3833 Greenway and 2201 Noria Road, Lawrence, KS	Office	194,665	4/2006	4/2021	1,351	20,750	20,389
T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	Office	69,287	11/2006	1/2017	1,298	16,195	16,187
Tiffany & Co.	15 Sylvan Way, Parsippany, NJ	Office/Warehouse	367,740	9/2005	9/2025	4,613	75,000	75,179
Time Warner Entertainment Company, L.P.	1320 N. Dr. Martin Luther King Jr. Dr., Milwaukee, WI	Office	154,849	11/2006	12/2016	1,865	28,530	29,074
TJX Companies, Inc.	2760 Red Lion Road, Philadelphia, PA	Warehouse	1,015,500	3/2006	6/2021	5,915	90,125	91,025
United States Government (DEA)	1003 17th Street North, Birmingham, AL	Office	35,616	8/2005	12/2020	1,229	14,100	13,754
United States Government (EPA)	300 Minnesota Avenue, Kansas City, KS	Office	71,979	8/2005	3/2023	2,452	29,250	32,012
United States Government (FBI)	200 McCarty Avenue, Albany, NY	Office	74,300	10/2006	9/2018	1,312	16,350	16,964
United States Government (FBI)	1100 18th Street, North, Birmingham, AL	Office	86,199	8/2005	4/2020	2,202	23,500	23,323
United States Government (NIH) (7)	6116 Executive Bvd, N. Bethesda, MD	Office	207,055	9/2005	5/2012	8,151	81,500	77,806
United States Government (OSHA)	8660 South Sandy Parkway, Sandy, UT	Office	75,000	8/2005	1/2024	1,883	23,750	23,969
United States Government (SSA)	1029 Camino La Costa, Austin, TX	Office	23,311	8/2005	12/2015	710	6,900	6,756
United States Government (VA)	Lot 37, Santiago De los Caballeros Avenue, Ponce, PR	Medical Office	56,500	11/2004	2/2015	1,300	13,600	12,853
Walgreen Co.	4601 Westfield Avenue, Pennsauken, NJ	Retail Drug	18,500	11/2004	10/2016	297	3,089	3,081
Walgreen Co.	700 Frederick Blvd, Portsmouth, VA	Retail Drug	13,905	11/2004	7/2018	357	4,165	4,147

Total			5,980,931			$84,899	$1,109,902	$1,115,001

(1)
Reflects scheduled rent due for 2007 under our lease with the tenant or tenants. Does not reflect straight-line rent adjustments required under SFAS No. 13. Also does not include expense recoveries or above or below market rent amortization adjustments required by SFAS No. 141.

(2)	Includes carry value of any related intangible assets under SFAS No. 141.
(3)	As of December 31, 2006, approximately 2% of the property was leased to one other tenant.
(4)	As of December 31, 2006, approximately 28% of the property was leased to six other tenants.
(5)
We own a leasehold interest in the land, or a ground lease, where an affiliate of our tenant owns the underlying land and improvements and has leased them to us through 2032 with an option to extend through 2046. Our ground rent is prepaid through 2032. At the end of the ground lease, unless extended, the land and improvements revert to the landowner.

(6)	As of December 31, 2006, approximately 18% of the property was leased to two other tenants.
(7)	As of December 31, 2006, approximately 11% of the property was leased to five other tenants.

Loan Investments

Our loan products are targeted primarily to owners of real properties net leased on a long-term basis to high credit quality tenants. Most of the loans we hold in portfolio are fully amortizing over the primary lease term of the underlying tenant, thus reducing our risk over time and eliminating the refinance risk associated with a balloon payment at maturity. We target loans on real properties with strong real estate fundamentals and with a strong long-term lease in place.

Our existing loan investments include long-term mortgage loans, corporate credit notes and a small number of mezzanine and other investments. The following describes each of these investments.

Long-Term Mortgage Loans. We offer long-term fully or nearly fully amortizing or insured balloon loans secured by first mortgages on properties subject to long-term net leases (typically at least 15 years). This product enables a borrower to receive the highest proceeds that a property’s rent payments will support. As of December 31, 2006, our portfolio included $231.1 million of long-term mortgage loans.

Corporate Credit Notes. We also offer a 10-year non-fully amortizing loan product for borrowers who prefer a shorter loan term and for net lease properties that do not meet the criteria for our long-term mortgage loan product, for example, because of a shorter lease term or a lower rated tenant. We have received a United States patent for this product. We typically split these loans into two notes, a non-fully amortizing real estate note which we generally sell promptly following origination, and a fully amortizing corporate credit note, which we retain in our portfolio. The corporate credit note will generally range from 10% to 20% of the loan amount, and has a junior claim on the real estate collateral, but a senior claim on the rents in the event of a tenant bankruptcy. As of December 31, 2006, our portfolio included $33.5 million of corporate credit notes.

Mezzanine and Other Investments. Our largest mezzanine investment as of December 31, 2006 was loans aggregating $5.7 million made pursuant to a revolving credit agreement we entered into with a third party borrower in June 2006. We agreed to fund loans from time to time of up to $12 million to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. We also offer and expect that our mezzanine investments will include from time to time a variety of other loan and loan type products to owners of net leased or other single tenant properties, including mezzanine loans, bridge loans, development loans and preferred equity financings. These investments are typically shorter term in nature and are often subordinate to other financing on the property. We typically make these investments in connection with the development of a property or an expected recapitalization of the property, giving us an advantage in providing the long-term financing on or purchasing the property. As of December 31, 2006, we had $9.5 million of mezzanine and other investments.

As of December 31, 2006, our loan portfolio had a carry value of $274.1 million. We believe the strength of our loan portfolio is exhibited by the following:

•	weighted average remaining lease term on the underlying leases of approximately 19 years;

•	78% investment grade or implied investment grade underlying tenants;

•	loan investments on 65 properties in 26 states with 24 different underlying tenant obligors; and

•	weighted average underlying tenant credit rating of BBB+.

The following pie chart depicts the credit quality(1) of the long-term mortgage loans in our loan portfolio as of December 31, 2006. As of December 31, 2006, long-term mortgage loans comprised approximately 84% of our loan portfolio.

(1)	Reflects underlying tenant’s or lease guarantor’s actual or implied S&P rating or equivalent S&P rating if rated only by Moody’s.

The long-term mortgage loans in our loan portfolio are expected to generate the following annual cash flows(1) through the year 2016.

(1)	Reflects scheduled payments of interest and principal on our long-term mortgage loans. Actual results may differ materially from those projected. Please see “Risk Factors” section.

The following is a tabular presentation of our loan portfolio as of December 31, 2006:

							(in thousands)
			Square		Lease	Loan	Original Principal	Principal	Carry	Loan to Realty
Tenant or Guarantor	Location	Property Type	Feet	Coupon	Expiration	Maturity	Balance	Balance	Value	Value (1)
Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	Retail	13,383	6.50%	4/2024	11/2022	$2,108	$1,971	$1,971	73%
Bank of America, N.A.	Mt. Airy, MD	Bank Branch	4,500	6.42%	12/2026	12/2026	3,469	3,469	3,469	78%
Best Buy Co., Inc.	Chicago, IL	Retail	45,720	6.40%	3/2025	3/2025	18,522	18,038	18,038	93%
City of Jasper, Texas	Jasper, TX	Office	12,750	7.00%	12/2024	11/2024	1,736	1,673	1,624	84%
CVS Corporation	Asheville, NC	Retail Drug	10,880	6.53%	1/2026	1/2026	2,360	2,255	2,317	88%
CVS Corporation	Athol, MA	Retail Drug	13,013	6.46%	1/2025	1/2025	1,502	1,423	1,424	75%
CVS Corporation	Bangor, PA	Retail Drug	13,013	6.28%	1/2026	1/2026	2,521	2,353	2,312	84%
CVS Corporation	Bluefield, WV	Retail Drug	10,125	8.00%	1/2021	1/2021	1,439	1,284	1,402	76%
CVS Corporation	Greensboro, GA	Retail Drug	11,970	6.52%	1/2030	1/2030	1,395	1,355	1,355	80%
CVS Corporation	Oak Ridge, NC	Retail Drug	10,880	6.99%	1/2025	8/2024	3,243	3,097	3,097	80%
CVS Corporation	Shelby Twp., MI	Retail Drug	11,970	5.98%	1/2031	1/2031	2,540	2,521	2,521	88%
CVS Corporation	Southington, CT	Retail Drug	10,125	8.26%	1/2020	1/2020	1,768	1,703	1,899	83%
CVS Corporation	Stow, OH	Retail Drug	10,125	8.26%	1/2020	1/2020	2,407	2,301	2,565	81%
CVS Corporation	Sunbury, PA	Retail Drug	10,125	7.50%	1/2021	1/2021	1,829	1,603	1,564	76%
CVS Corporation	Washington, DC	Retail Drug	7,920	8.10%	1/2023	1/2023	2,781	2,434	2,600	74%
CVS Corporation	Willimantic, CT	Retail Drug	10,125	8.26%	1/2023	1/2023	2,028	1,961	2,194	80%
Harris Bankcorp, Inc.	Chicago, IL	Bank Branch	4,750	6.81%	8/2025	8/2025	4,467	4,388	4,388	72%
Home Depot USA, Inc.	Chelsea, MA	Retail	117,034	5.36%	1/2036	1/2031	8,501	8,384	8,384	91%
Home Depot USA, Inc.	Tullytown, PA	Retail	116,016	6.62%	1/2033	1/2033	8,447	8,419	8,419	98%
Kohls Corporation	Chicago, IL	Retail	133,000	6.69%	5/2030	5/2030	48,270	47,517	47,517	92%
Koninklijke Ahold, N.V.	Bensalem, PA	Retail	67,000	7.24%	5/2020	5/2020	3,153	3,005	3,063	22%
Koninklijke Ahold, N.V.	North Kingstown, RI	Retail	125,772	7.50%	11/2025	11/2025	6,794	6,549	6,529	72%
Koninklijke Ahold, N.V.	Tewksbury, MA	Retail	58,450	7.50%	1/2027	1/2027	6,625	6,444	6,439	73%
Koninklijke Ahold, N.V.	Upper Darby Township, PA	Retail	54,800	7.29%	4/2024	4/2024	6,867	6,503	6,215	89%
Lowes Companies, Inc.	Framingham, MA	Retail	156,543	5.87%	10/2031	9/2031	27,864	27,829	27,829	85%
Lowes Companies, Inc.	Matamoras, PA	Retail	162,070	6.61%	5/2030	5/2030	7,208	7,119	7,119	95%
National City Bank	Chicago, IL	Bank Branch	5,274	5.89%	12/2024	12/2024	3,114	3,005	3,084	76%
Natural Gas Pipeline Company of America	Lombard, IL	Office	201,189	5.97%	5/2008	6/2007	15,244	4,202	4,202	17%
Neiman Marcus Group, Inc.	Las Vegas, NV	Retail	167,000	6.06%	11/2022	11/2021	8,267	6,830	7,426	72%
United States Postal Service	Scammon Bay, AK	Post Office	2,080	7.05%	10/2021	10/2021	1,015	921	940	71%
University of Connecticut Health Center	Farmington, CT	Medical Office	100,000	6.34%	11/2029	11/2024	22,800	21,537	22,333	86%
Walgreen Co.	Dallas, TX	Retail Drug	14,550	6.46%	12/2029	12/2029	3,534	3,419	3,419	80%
Walgreen Co.	Montebello, CA	Retail Drug	14,414	6.10%	3/2030	2/2030	4,680	4,548	4,548	67%
Walgreen Co.	Nacogdoches, TX	Retail Drug	14,820	6.80%	9/2030	9/2030	3,649	3,629	3,629	71%
Walgreen Co.	Rosemead, CA	Retail Drug	12,004	6.26%	12/2029	12/2029	5,333	5,259	5,259	74%
							247,480	228,948	231,094

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	Retail Drug	16,475	6.50%	7/2028	9/2013	437	327	297	82%
Albertsons, LLC	Norwalk, CA	Retail Drug	14,696	6.33%	11/2028	12/2013	470	359	355	74%
Best Buy Co., Inc.	Olathe, KS	Retail	48,744	5.40%	1/2018	6/2013	1,779	1,323	1,270	80%
Best Buy Co., Inc.	Wichita Falls, TX	Retail	30,038	6.15%	1/2017	11/2012	743	509	485	76%
CVS Corporation	Clemmons, NC	Retail Drug	10,880	5.54%	1/2022	1/2015	285	242	232	63%
CVS Corporation	Commerce, MI	Retail Drug	10,880	5.85%	4/2025	5/2013	501	374	361	84%
CVS Corporation	Garwood, NJ	Retail Drug	11,970	6.12%	6/2025	8/2013	879	644	627	83%
CVS Corporation	Kennett Square, PA	Retail Drug	12,150	6.40%	1/2025	10/2012	857	566	547	85%
CVS Corporation	Knox, IN	Retail Drug	10,125	7.60%	1/2024	12/2011	322	192	191	71%
CVS Corporation	Rockingham, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	435	325	318	77%
CVS Corporation	Rutherford College, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	346	274	268	78%
Federal Express Corporation	Bellingham, WA	Warehouse	30,313	5.78%	10/2018	3/2015	362	317	310	71%
FedEx Ground Package System, Inc.	McCook, IL	Warehouse	159,699	5.89%	1/2019	2/2015	2,737	2,350	2,323	82%
FedEx Ground Package System, Inc.	Reno, NV	Warehouse	106,396	5.90%	9/2018	10/2014	1,374	1,143	1,132	77%
Hercules Incorporated	Wilmington, DE	Office	518,409	9.32%	5/2013	5/2013	20,000	19,964	19,964	82%

Lowes Companies, Inc.	N. Windham, ME	Retail	138,134	5.28%	1/2026	9/2015	1,140	1,070	1,048	85%
PerkinElmer, Inc.	Beltsville, MD	Office/Industrial	65,862	7.35%	11/2021	12/2011	707	419	416	80%
PerkinElmer, Inc.	Daytona Beach, FL	Office/Industrial	34,196	7.35%	11/2021	12/2011	321	190	188	76%
PerkinElmer, Inc.	Phelps, NY	Office/Industrial	32,700	7.35%	11/2021	12/2011	299	177	174	83%
PerkinElmer, Inc.	Warwick, RI	Industrial	95,720	7.68%	12/2021	1/2012	939	567	555	81%
Staples, Inc.	Odessa, TX	Retail	23,942	6.41%	6/2015	9/2012	408	275	262	77%
Walgreen Co.	Delray Beach, FL	Retail Drug	15,120	6.20%	1/2021	1/2013	595	405	403	74%
Walgreen Co.	Jefferson City, TN	Retail Drug	14,266	5.49%	3/2030	5/2015	786	689	689	89%
Walgreen Co.	Riverside, CA	Retail Drug	12,804	6.10%	10/2028	12/2013	571	435	426	74%
Walgreen Co.	Waterford, MI	Retail Drug	14,490	5.50%	1/2023	6/2013	953	676	639	81%
							38,246	33,812	33,480

Mezzanine and Other Investments
84th Avenue Development, LLC	Tinley Park, IL	Retail Drug	N/A	10.00%	N/A	3/2007	498	498	498	N/A
Eden Hylan Seaview LLC	Staten Island, NY	Retail Drug	N/A	10.00%	N/A	7/2007	650	650	650	N/A
Wemo Franchise Funding LLC	Various	Other	N/A	10.00%	N/A	2/2007	6,648	2,648	2,648	N/A
West End Mortgage Finance Fund I L.P.	Various	Other	N/A	10.00%	N/A	9/2009	5,715	5,715	5,715	N/A
							13,511	9,511	9,511

Total							$299,237	$272,271	$274,085

(1)
All percentages have been rounded to the nearest whole percentage. Loan to realty value is the ratio of the principal balance of the loan as of December 31, 2006 to the appraised value of the real estate that secures the loan at the time of the loan. The current value of the real estate may be different. The loan to realty value for each corporate credit note includes the principal balance of the portion of the loan we have sold.

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

The following pie chart depicts the credit quality(1) of our portfolio of CMBS and other real estate securities as of December 31, 2006.

(1)	Reflects actual ratings on our CMBS securities and underlying tenant ratings on our other real estate securities.

Our CMBS and other real estate securities are expected to generate the following annual cash flows(1) through the year 2016.

(1)	Reflects scheduled payments of interest and principal on all of our securities. Actual results may differ materially from those projected. Please see “Risk Factors” section.

Our CMBS and other real estate securities as of December 31, 2006 are summarized in the following table:

		(in thousands)
Security Description	CUSIP No.	Face Amount (1)	Carry Value	Coupon	Yield (2)	Maturity Date
Investments in Commercial Mortgage Loan Securitizations
BACM 2006-4, Class H	05950WAT5	$8,000	$8,219	6.01%	5.78%	Aug 2016
BSCMS 1999 CLF1, Class E	07383FCC0	3,076	1,710	7.11%	15.74%	Nov 2023
CALFS 1997-CTL1, Class D	140281AF3	6,000	5,977	6.16%	6.28%	Nov 2018
CMLBC 2001-CMLB-1, Class E	201736AJ4	9,526	11,213	7.86%	6.21%	Jul 2022
CMLBC 2001-CMLB-1, Class G	201736AL9	9,526	10,393	7.86%	7.06%	Feb 2023
CMLBC 2001-CMLB-1, Class H	201736AM7	11,907	8,127	6.25%	10.36%	Mar 2024
CMLBC 2001-CMLB-1, Class J	201736AN5	6,383	2,205	6.25%	20.00%	Oct 2025
NLFC 1999-LTL-1, Class E	63859CCL5	11,081	7,208	5.00%	9.60%	Feb 2022
NLFC 1999-LTL-1, Class X (IO)	63859CCG6	7,597	8,127	0.49%	8.82%	Jan 2024
WBCMT 2004-C15 180D	929766YG2	15,000	14,349	5.58%	7.17%	Nov 2009
WBCMT 2004-C15 180E	929766YH0	8,000	7,633	5.58%	7.27%	Nov 2009
WBCMT 2006-C27, Class C	92977QAK4	11,000	11,289	5.89%	5.57%	Aug 2016
BACMS 2002-2, Class V-1 (7-Eleven, Inc.)	05947UJE9	428	305	8.72%	12.30%	Sep 2019
BACMS 2002-2, Class V-2 (Sterling Jewelers)	05947UJF6	655	455	8.68%	12.30%	Jan 2021
		108,179	97,210

Investments in Certificated Loan Transactions
CVS Corporation	126650BB5	19,603	19,248	5.88%	6.18%	Jan 2028
Koninklijke Ahold, N.V. 7.82% Jan 2020	008686AA5	8,980	9,350	7.82%	7.15%	Jan 2020
Koninklijke Ahold, N.V. 7.9% May 2026	52467@AL9	23,395	24,976	7.90%	7.15%	May 2026
Yahoo, Inc.	984332AC0	31,955	32,282	6.65%	6.62%	Aug 2026
		83,933	85,856

Total		$192,112	$183,066

(1)	Represents face amount, or, in the case of the NLFC 1999-LTL-1, Class X (IO) bond, our cost basis.
(2)	Represents the yield to maturity, computed using the effective interest method, based on our carry value.

Co-Investment Programs

Beginning in 2007, we intend to enter into co-investment or joint venture programs for a limited number of our current or future owned property investments. We believe that these arrangements will enable us to earn incremental returns on our property investments and provide us with an additional source of capital not dependent on United States capital markets.

Consistent with this strategy, in December 2006, we entered into an agreement pursuant to which we have committed to contribute up to $5.0 million of capital to a newly formed management company organized to form and manage real estate investment funds offered and sold to European investors, subject to the satisfaction of certain terms and conditions by the principals of the management company. We expect our investment will entitle us to a preferred return on our investment. We also expect from time to time to source properties for the management company’s investment funds. We intend to retain an interest in any property sourced to any investment fund.

Portfolio Financing

Our portfolio returns reflect the yields generated by our assets less our cost of financing. We believe that our cost of financing is one of the lowest in the REIT industry, primarily as a result of the strong credit characteristics of our tenants. Such strong credit characteristics enable us to finance a component of our property acquisitions through our CDO. CDO financing also enables us to exercise greater control over our financing activities, particularly as it relates to our property acquisitions.

Our portfolio financing strategy is to finance our portfolio assets with long-term fixed rate debt as soon as practicable after we invest. We seek to finance our assets on a long-term basis with debt of a like maturity, commonly referred to as “match-funding.” Since our initial public offering, our long-term fixed rate financings have been in the form of mortgage debt and collateralized debt obligations, or CDOs. Most of our real property acquisitions have been financed on a long-term basis with third party mortgage debt, with some of our smaller owned real properties financed through our CDO. As noted above, we also use CDO financing to provide incremental leverage on property acquisitions financed with mortgage debt. Most of our loan and CMBS investments are financed or we expect will be financed on a long-term basis through our existing or a future CDO. A limited number of our generally higher yielding portfolio assets are not financed.

We have short-term borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. Through Wachovia Bank, N.A. and its affiliates, we have a $250 million repurchase agreement through which we principally finance our loan and securities investments and a $100 million real property acquisition facility through which we can finance our owned real properties. Our interest cost on our short-term borrowings is at floating rates.

In anticipation of our next CDO issuance, in December 2006 Wachovia Bank agreed to temporarily expand our borrowing capacity under our repurchase agreement to $350 million.

Since our initial public offering, all of our financings have been on-balance sheet financings, meaning the assets we finance and liabilities we incur are reported on our balance sheet for accounting purposes.

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

We are currently aggregating assets for our next CDO financing. We expect our next CDO issuance to occur in the second quarter of 2007.

As of December 31, 2006, the following statistics summarize our portfolio financing position:

•	leverage of approximately 79.8% (short-term and long-term secured debt divided by assets in portfolio);

•	$794.8 million of total mortgage debt at a weighted average coupon of 5.46% and a weighted average effective financing rate of 5.58%; and

•	$268.2 million of CDO debt at an effective blended financing rate of approximately 5.67%.

Hedging Strategy

We employ a hedging and risk management strategy to protect our investments from interest rate fluctuations prior to the time we obtain long-term fixed rate financing. We do so by having derivative and other risk management transactions that react in a corresponding but opposite manner to offset changes in the value of our investments due to changes in underlying U.S. Treasury interest rates and, to a lesser degree, swap spreads. For example, as underlying interest rates fall, the value of our fixed-rate investment increases, while the value of our derivative and other risk management transaction declines. Conversely, as underlying interest rates rise, the value of our fixed-rate investment falls while the value of our derivative and other risk management transaction increases. We use forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on our forecasted future borrowings. Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that we have entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount. As of December 31, 2006, we were hedging our exposure to such variability through October 2016.

Some assets, including investments in franchise loans and development loans and subordinated CMBS securities, may not be hedged at all. We intend generally to continue to seek to manage our interest rate exposure taking into account the cost of such derivative and other risk management transactions and the limitations on derivative and other risk management transactions imposed by the REIT tax rules.

Revenue Concentrations in 2006

None of our tenants accounted for more than 10% of our total revenues during 2006. Two of our tenants, Aon Corporation and the United States Government, accounted for more than 10% of our total revenue from our owned real properties segment (i.e., our operating real estate segment). We had no revenue concentrations of greater than 10% in our loan and securities segment (i.e., lending investments).

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

Loan Pipeline.

Our loan pipeline includes potential loans in various stages of review. We receive frequent requests for net lease or other single tenant financing and typically have several potential transactions in different stages in our loan origination qualification, pricing and due diligence process at any given time. Once we have reviewed and determined that a lease is financeable under our program, we will, at the borrower’s request, issue a term sheet, which briefly outlines the pricing and terms under which we propose to finance the property. Upon acceptance of the term sheet by the borrower, we issue a form of application, which sets forth the detailed terms of the transaction. Once the borrower signs an application and delivers it to us with a deposit and the application is accepted, we consider such loans to be committed loans, subject to our due diligence process and final approval by our investment committee. We generally close a committed loan within four to eight weeks after the application is signed. At any time from the date of acceptance of the application until closing, the borrower may lock in the interest rate on the loan by submission of an additional deposit, payment of an additional fee and execution of a rate lock agreement.

Origination Network

We maintain a comprehensive marketing, advertising and public relations program that supports our origination efforts. The objective of the program is to build our name recognition and credibility and to promote our products. We believe, based upon our experience and responses from customers, that we have been successful in achieving our objectives of market awareness and prominence.

Property Acquisitions.

Since our initial public offering, we have leveraged our relationships within our loan origination business and our knowledge of the net lease and other single tenant business to develop relationships with investment sale brokers, through which we primarily identify real property for purchase. We also source property acquisition opportunities directly from developers and owners or investors in real estate assets. Because of the inherent synergies among our products, from time to time we identify property acquisition opportunities through our loan origination network and vice versa.

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

Loan Origination.

Our principal source of loan origination is our national network of independent mortgage brokers. We also originate loans directly from developers and owners or investors in net leased or other single tenant properties. A significant portion of our loan business is with repeat customers.

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

Underwriting Process

Once a prospective investment opportunity is identified, the potential transaction undergoes a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of six of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. The focus of our asset underwriting falls into three primary areas:

•	credit and financial reviews of the tenant as well as an assessment of the tenant’s business, the overall industry segment and the tenant’s market position within the industry;

•	lease quality, including an analysis of the term, tenant termination and abatement rights, landlord obligations and other lease provisions; and

•	a real estate fundamentals review and analysis.

The credit quality of the tenant under the lease is an important aspect of the underwriting of the transaction. Prior to entering into any transaction, our underwriter, assisted by our chief investment officer and chief financial officer as necessary, conducts a review of the tenant’s credit quality. This review may include reviews of publicly available information, including any public credit ratings, audited financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices and market capitalization.

While we have no defined minimum credit rating or balance sheet size for tenants, we anticipate that a significant majority of the tenants underlying our investments will have investment grade or implied investment grade credit ratings. For those tenants that either are below investment grade or are unrated, we may conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.

Assuming that the credit of the tenant under the lease is satisfactory, a thorough review is then conducted into the quality of the lease, focusing primarily on the landlord’s obligations under the lease and those provisions of the lease that would permit the tenant to terminate or abate rent prior to the conclusion of the primary lease term. We analyze the lease to ensure that all or substantially all of the property expenses are borne by the tenant or that any property expenses not borne by the tenant are sufficiently underwritten to assure that we can isolate a predictable cash flow from the asset. For our loan investments, we isolate any lease provisions that provide for tenant abatement or termination rights or landlord’s obligations, and determine whether to apply appropriate forms of lease enhancements, including as necessary, specialized insurance, reserves or debt service coverage covenants. In addition, each lease is reviewed by outside counsel and a lease summary is provided to our underwriter for use in underwriting the transaction.

Finally, we conduct a review with respect to the quality of the real estate subject to the lease. In all cases, the property is reviewed from a traditional real estate perspective, including quality of construction and maintenance, location and value of the real estate and technical issues such as title, survey and environmental. As necessary, appraisals and environmental and engineering reports are obtained from third-parties and reviewed by our underwriter and/or legal counsel. The level of additional review will then vary depending on whether the investment is an owned property or a loan. For our owned properties, we thoroughly review the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. As described in detail under “Our Portfolio—Owned Properties” above, we target properties with one or more of the following: located in a primary metropolitan market, fungible asset type, barriers to entry in the market, and a core facility of the tenant. In addition, we may evaluate, or engage a third-party provider to evaluate, alternative uses for the real estate and the costs associated with converting to such alternative uses, as well as examine the surrounding real estate market in greater detail.

In the case of a loan to a property owner, our real estate due diligence includes a review of the background and financial capabilities of the owner.

In the case of CMBS investments, our underwriter, assisted by our chief investment officer and chief financial officer, thoroughly evaluates the credit, the legal and financial structures and the collateral quality underlying the transaction.

In addition to our review of the quality of any individual transaction, our investment committee also:

•	evaluates our current portfolio, including consideration of how the subject transaction affects asset diversity and credit concentrations in the tenant, industry or credit level;

•
determines whether we can implement appropriate legal and financial structures, including our ability to control the asset in a variety of circumstances, such as an event of default by the tenant or the borrower, as applicable;

•	evaluates the leveraged and unleveraged yield on the asset and how that yield compares to our target yields for that asset class and our analysis of the risk profile of the investment; and

•	determines our plans for financing and hedging the asset.

We use integrated systems such as customized software and models to support our decisions on pricing and structuring investments. Before issuing any form of commitment to fund an investment transaction, the transaction must be approved by our investment committee. Our investment committee consists of our chief executive officer, president, chief financial officer, chief investment officer, and two of our senior originators. The committee meets frequently and on an as-needed basis to evaluate potential investments.

In addition, we have a four-member investment oversight committee of our board of directors, which approves all transactions in excess of $50.0 million. Our chief executive officer is the only member of this committee who is an employee of our company.

We believe that we can continue to grow our business more rapidly than we need to expand our general and administrative costs and headcount.

Asset Management

We manage a diverse portfolio of real estate assets. For our owned properties where we are responsible for day-to-day management of the property, we typically hire third party property managers who are overseen by employees of our company. Our owned property investments also require that we perform a variety of asset management functions, such as:

•	meeting periodically with our tenants;

•	monitoring lease expirations and tenant space requirements;

•	monitoring the financial condition and credit ratings of our tenants;

•	performing physical inspections of our properties;

•	making periodic improvements to properties where required;

•	monitoring portfolio concentrations (e.g., tenant, industry); and

•	monitoring real estate market conditions where we own properties.

Asset Surveillance System

We also have created an on-going asset surveillance system that allows us to:

•	track the status of our assets and asset opportunities;

•	link into a management program that includes the underlying asset origination or acquisition documents;

•	load expected asset cash flows from our underwriting files into the system;

•	import data from the system into our financial accounting system;

•	monitor actual cash flows on each asset through servicer reports;

•	immediately identify issues such as non-payment of rent and servicer advances of rent or debt service through servicer exception reports;

•	track credit ratings of underlying tenants; and

•	compute coverage and compliance tests for our CDO transactions.

Through this single system we are able to track and document the entire lifecycle of our assets.

Closing Process

From the time we begin to consider an investment until the investment is closed, the prospective transaction undergoes a variety of defined steps and procedures. In connection with the closing process, we will typically need to rely on certain third parties not under our control, including tenants, borrowers, sellers, warehouse lenders, brokers, outside counsel, insurance companies, title companies, environmental consultants, appraisers, engineering consultants and other product or service providers. Our personnel carefully manage the closing process and have developed a streamlined set of procedures, checklists and relationships with many of the third-party providers with whom we do business on an on-going basis.

As set forth above under “Underwriting Process” above, each transaction goes through a multi-stage underwriting process including review by our investment committee. Transaction underwriting and the documentary process surrounding it is supported by the use of standardized transaction documents, including closing checklists and form acquisition and loan documents, and is further supported by proprietary underwriting and pricing software. All of our transactions are closed by our in-house closing and underwriting staff, many of whom have more than five years of experience with us. That staff seeks to close our loan transactions four to eight weeks after the application is signed and close property acquisitions four to eight weeks after a purchase and sale agreement is signed, while at the same time maintaining our underwriting standards.

Competition

We are subject to significant competition in each of our business segments. We compete with specialty finance companies, insurance companies, commercial banks, investment banks, savings and loan associations, mortgage bankers, mutual funds, institutional investors, pension funds, hedge funds, other lenders, governmental bodies and individuals and other entities, including REITs. We may face new competitors and, due to our focus on net lease and other single tenant properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we will not encounter the same competitors in each region of the United States.

Many of our competitors have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. We may also incur costs on unsuccessful acquisitions that we will not be able to recover.

Environmental Matters

Under various federal, state and local environmental laws, a current owner of real estate may be required to investigate and clean up contaminated property. Under these laws, courts and government agencies have the authority to impose cleanup responsibility and liability even if the owner did not know of and was not responsible for the contamination. For example, liability can be imposed upon us based on the activities of our tenants or a prior owner. In addition to the cost of the cleanup, environmental contamination on a property may adversely affect the value of the property and our ability to sell, rent or finance the property, and may adversely impact our investment in that property.

Prior to acquisition of a property, we obtain Phase I environmental reports. These reports are prepared in accordance with an appropriate level of due diligence based on our underwriting standards and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property and nearby or adjoining properties. We may also obtain a Phase II investigation which may include limited subsurface investigations and tests for substances of concern where the results of the Phase I environmental reports or other information indicates possible contamination or where our consultants recommend such procedures.

We believe that our portfolio is in compliance in all material respects with all federal, state and local laws and regulations regarding hazardous or toxic substances and other environmental matters.

At December 31, 2006, we were not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2006, we had 21 employees. We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and rating agencies. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Investors may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

We also make available free of charge on or through our Web site (www.caplease.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting the investor relations section of our web site at www.caplease.com.

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

Risks Related to Operations

The market price of our stock may be adversely impacted by our pace of investment activity.

The markets in which we compete for investments are highly competitive and our pace of investment activity continues to be impacted by competitive conditions. If our pace of investment activity does not match market expectations the market price of our stock could be adversely affected.

We conduct a significant part of our business with Wachovia Bank, N.A. and its affiliates, and their continued business with us is not guaranteed.

We rely on Wachovia Bank, N.A. and its affiliates in various aspects of our business. For example:

•	Wachovia Bank, N.A. and its affiliates provide us with short-term financing through a repurchase agreement and a real property acquisition facility.

•	Many of our real property acquisitions have been and we expect will continue to be financed on a long-term basis through traditional mortgage debt obtained from Wachovia Bank.

•
Affiliates of Wachovia Bank, N.A. have performed investment banking services for us, including in connection with our initial public offering, our initial CDO transaction and our Series A preferred stock and first follow-on common stock offering.

•	Wachovia Bank, N.A. acts as loan servicer of our loan investments financed under our repurchase facility.

•	We enter into derivative transactions from time to time with Wachovia Bank, N.A.

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

Risks Related to Portfolio Assets

Single tenant leases involve significant risks of tenant default.

We focus our investment activities on properties and loans on properties that are leased to single tenants. Therefore, a default by the sole tenant is likely to cause a significant or complete reduction in the cash flows from that investment and a reduction in the value of our investment.

An adverse change in the financial condition of one or more tenants underlying our investments could have a material adverse impact on us.

We make portfolio investments based on the financial strength of the underlying tenant and our expectations of their continued payment of rent under the lease. We rely on rent payments under the lease for our cash flows. Therefore, adverse changes in the financial condition of the tenants or the certainty of their ability to pay rents could have a material adverse impact on us. For example:

•	The bankruptcy or insolvency of any of our tenants could result in that tenant ceasing to make rental payments, resulting in a reduction of our cash flows and losses to our company.

•
The value of our investments is substantially driven by the credit quality of the underlying tenant or tenants, and an adverse change in the subject tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and a charge to our income statement.

•
An adverse change in the financial condition of one or more tenants underlying our investments or a decline in the credit rating of one or more tenants underlying our investments could result in a margin call if the related asset is being financed on our short-term borrowing facilities, and could make it more difficult for us to arrange long-term financing for that asset, including by increasing our cost of financing.

•
We own the subordinate classes in our CDO financings. If the underlying tenant on any asset financed in our CDO fails to make rental payments, we may fail to satisfy coverage tests under the CDO, which could result in our cash flows from the assets in the CDO being redirected to senior class owners.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to the following tenant credit concentrations as of December 31, 2006:

•	approximately $207.4 million, or 13.2%, of our assets in portfolio involve properties leased to the United States Government;

•	approximately $91.0 million, or 5.8%, of our assets in portfolio involve properties leased to, or leases guaranteed by, TJX Companies, Inc.;

•	approximately $87.5 million, or 5.6%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Lowe’s Companies Inc.; and

•	approximately $81.4 million, or 5.2%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Aon Corporation.

Any bankruptcy, insolvency or failure to make rental payments by, or any adverse change in the financial condition of, one or more of these tenants, or any other tenant to whom we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

We are subject to the following industry concentrations as of December 31, 2006:

•
approximately $199.3 million, or 12.7%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company, Aetna Life Insurance Company);

•
approximately $138.5 million, or 8.8%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc., Kohl’s Corporation);

•
approximately $104.3 million, or 6.6%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail home improvements industry (e.g., Lowe’s Companies, Inc., Home Depot USA, Inc.);

•	approximately $89.3 million, or 5.7%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail drug industry (e.g., CVS Corporation, Walgreen Co.); and

•
approximately $83.9 million, or 5.3%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the banking industry (e.g., AmeriCredit Corp., Capital One Financial Corporation, Harris Bankcorp, Inc., Bank of America, N.A., National City Bank).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to the following geographic concentrations as of December 31, 2006:

•	approximately $181.0 million, or 11.5%, of our assets in portfolio are investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $178.6 million, or 11.3%, of our assets in portfolio are investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $146.1 million, or 9.3%, of our assets in portfolio are investments in properties located in the New York City and Northern New Jersey area;

•	approximately $135.2 million, or 8.6%, of our assets in portfolio are investments in properties located in the Philadelphia, Pennsylvania metropolitan area; and

•	approximately $93.3 million, or 5.9%, of our assets in portfolio are investments in properties located in the Dallas, Texas metropolitan area.

An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in one or more of these areas, or any other area where we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our investments in assets backed by below investment grade credits have a greater risk of default.

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $214.5 million, or 13.6%, of our assets in portfolio as of December 31, 2006). These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

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

We rely on rent payments under our lease with the tenant to fund our financing of the property and to generate the spread we earn on the asset. If the tenant becomes insolvent or bankrupt, our lease may be rejected and rent payments could cease. In such a case, our remedies will be limited under the United States Bankruptcy Code. We may not be able to recover the premises promptly from the tenant and our claim for damages, which is limited to rent under the lease for the greater of one year or 15 percent (but not more than three years) of the remaining term, plus rent already due but unpaid, may not be sufficient to cover our debt service and any other expenses with respect to the property.

The success of our owned properties business will depend on our ability to obtain third-party management for the real properties we purchase.

For certain of our owned properties, we are responsible for day-to-day management of the property. In these instances, we typically retain third party property managers to perform our obligations. A failure of these managers or us to perform could trigger the tenant’s right to terminate the lease or abate rent. In addition, if the managers or we fail to perform our obligations in a cost-effective manner, our returns and net cash flows from the property and hence our overall operating results and cash flows could be materially adversely affected.

Operating expenses of our properties could reduce our cash flow and funds available for future dividends.

For certain of our owned properties, we are responsible for operating costs of the property. In these instances, our lease requires the tenant to reimburse us for all or a portion of these costs, either in the form of an expense reimbursement or increased rent. Our reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed our reimbursement, our returns and net cash flows from the property and hence our overall operating results and cash flows could be materially adversely affected.

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

Upon the expiration of leases on our properties, we may not be able to re-let all or a portion of that property, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. There can be no assurance that we will be able to retain tenants upon the expiration of their leases. If we are unable to re-let promptly, or if the rental rates upon re-letting are significantly lower than the current rates, our financial condition and operating results will be adversely affected.

It may be difficult for us to buy and sell real estate quickly.

Real estate investments are relatively illiquid. Our ability to vary our portfolio by selling and buying properties in response to changes in economic and other conditions is limited. In addition, the mortgage debt we put on the property and REIT tax requirements restrict our ability to quickly re-sell properties we have purchased. If we must sell a property, we cannot assure you that we will be able to dispose of the property in the time period we desire or that the sales price of the property will recoup or exceed our cost for the property.

An uninsured loss or a loss that exceeds the insurance policy limits on our owned properties could subject us to lost capital or revenue on those properties.

Our comprehensive loss insurance policies may include substantial deductibles and certain exclusions. For example, our earthquake insurance coverage for properties we own in seismic zones 3 or 4 will typically include a customary deductible of five percent of our insurable value. If we are subject to an uninsured loss or a loss that is subject to a substantial deductible, we could lose part of our capital invested in, and anticipated revenue from, the property, which could harm our operating results and financial condition and our ability to pay dividends.

Noncompliance with environmental laws could adversely affect our financial condition and operating results.

The real properties we own are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the current owner of a contaminated property to clean up the property, even if the owner did not know of and was not responsible for the contamination. For example, liability can be imposed upon us based on activities of one of our tenants or a prior owner.

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

As an owner of real property (including any real property we may acquire upon a loan foreclosure), we are subject to various additional risks not otherwise discussed in these risk factors and generally incident to the ownership of the real estate. These risks may include those listed below:

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

As of December 31, 2006, our CMBS investments included $51.6 million of below investment grade bond classes (approximately 3.3% of our assets in portfolio as of December 31, 2006). Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by defaults or decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

We have limited recourse in the event of a default on any of our mortgage loans.

Our mortgage loan investments are non-recourse obligations of the property owner, and, in the event of default, we are generally dependent entirely on the loan collateral to recover our investment. Our loan collateral consists of a mortgage on the underlying property and an assignment of the tenant’s lease. To the extent the tenant fails to make its lease payments, recovery of our investment will depend upon the liquidation value of the underlying real property. The liquidation value of a commercial property may be adversely affected by risks generally incident to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, and other factors which are beyond our or our borrower’s control. There can be no assurance that our remedies with respect to the loan collateral will provide us with a recovery adequate to recover our investment.

We may experience losses on our mortgage loans.

We originate mortgage loans on properties subject to a net lease as part of our investment strategy. The typical net lease requires the borrower or tenant to maintain casualty insurance on the underlying property. These insurance policies may include substantial deductibles and certain exclusions. If the underlying property is subject to a casualty loss that is uninsured or subject to a substantial deductible, rent payments on the related lease may cease, our loan may default and we could lose some or all of our investment.

Our collateral rights under our 10-year credit tenant loan program are limited.

As part of our 10-year credit tenant loan program, we split a loan secured by a mortgage on real estate and an assignment of the lease on the property into two notes, a real estate note (which we generally sell promptly following origination), and a corporate credit note (which we retain in our portfolio). The corporate credit note has a junior claim on the real estate mortgage. Further, while the corporate credit note has a first priority claim on the lease assignment in a tenant bankruptcy, our claim for damages will be limited to an amount defined under the Bankruptcy Code (the greater of one year’s rent or 15% (but not more than three years) of rent over the remaining lease term, plus rent already due but unpaid). Therefore, in the event of a default on the loan, our collateral rights on our corporate credit notes will be more limited than the collateral rights we have under our long-term mortgage loans.

Our mezzanine investments have a greater risk of loss than mortgage loans.

We make mezzanine and other generally subordinate investments. These investments generally involve a higher degree of risk than our first mortgage loans. While we expect most of these investments will be secured, we expect our right to payment and security interest will be subordinated to one or more senior lenders. Therefore, we may be limited in our rights to collect scheduled payments on these investments and to recover any of our investment through a foreclosure of collateral.

Our mezzanine investments may also include an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. In this case, a borrower’s ability to repay its obligation may be dependent upon a liquidity event, such as a sale or refinancing of the related property or other collateral.

We may be subject to losses from the investments we make in franchise loans.

During 2006, we entered into a revolving credit agreement with a third party borrower. We agreed to fund loans from time to time of up to $12 million to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. These loans are secured by a pledge of the borrower’s interest in the joint venture and a limited guarantee by one of the principals of the borrower. We also have made and may make in the future investments in franchise loans funded outside of the joint venture. Our loans expose us to various unique risks, which could result in losses to us. These risks include the following:

•
Because our investments ultimately fund franchise loans, our ability to collect interest on and principal at maturity of our loans will be dependent upon the financial health of the underlying franchisees’ business. We have very limited experience evaluating franchise loans and we do not re-underwrite the underlying franchise loans, but rely primarily on the underwriting efforts performed by or on behalf of our borrower.

•	Our loans are typically interest only with a balloon payment due at maturity.

•
Adverse events with respect to one or more of the YUM! Brands franchises, such as the recent E. coli outbreak associated with Taco Bell Stores, could adversely impact the underlying franchisee borrowers and hence our investment.

•
A third party lender has a first priority lien in the underlying franchise loans, and therefore, our collateral is limited in the event of a default by our borrower as a result of non-payment by a franchisee.

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

Fluctuating interest rates may adversely affect the quantity of loan assets we can originate.

Higher interest rates may reduce overall demand for loans and accordingly reduce our origination of loan assets, which could have a material adverse effect on our financial condition and operating results.

Unscheduled principal payments on our loans could adversely affect our financial condition and operating results.

The rate and timing of unscheduled payments of principal on our loans is impossible to predict accurately and will be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the loans, the availability of credit generally and other economic, demographic, geographic, tax and legal factors. In general, however, if prevailing interest rates fall significantly below the interest rate on a loan, the borrower is more likely to prepay the then higher-rate loan than if prevailing rates remain at or above the interest rate on the loan.

While our loan documents generally prohibit prepayment without a premium to preserve our yield, this premium may not be required or may not be recoverable under various circumstances, including in the event of a casualty or condemnation of the related property or a loan default. Unscheduled principal prepayments could adversely affect our financial condition and operating results to the extent we are unable to reinvest the funds we receive at an equivalent or higher yield rate. In addition, a large amount of prepayments, especially prepayments on loans with interest rates that are high relative to the rest of our portfolio, will likely decrease the overall spread we anticipate receiving on our portfolio.

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

The success of our loan business will depend upon our ability to service effectively, or to obtain effective third-party servicing for, the loans we invest in.

We have entered into a servicing arrangement with Wachovia Bank, N.A. for servicing of our loans. We may in the future undertake to retain the servicing of our loan assets. We have no experience servicing a large portfolio of loans for an extended period of time. We cannot assure you that our third-party contractor or we will be able to service the loans according to industry standards. Failure to service the loans properly could harm our financial condition and operating results.

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

A key component of our strategy is to borrow against, or leverage, our assets to allow us to invest in a greater number of assets and enhance our asset returns. However, leverage also subjects us to increased risk of loss. The use of leverage may result in increased losses to us in the following ways:

•
We rely on the cash flows from the assets financed to fund our debt service requirements. Therefore, in the event of a tenant default on its rent payments, our losses are expected to increase as we will need to fund our debt service requirements from other sources.

•
To the extent we have financed our assets under our variable rate short-term borrowing facilities, our debt service requirements will increase as short-term interest rates rise. Therefore, if short-term interest rates rise in excess of the yields on our assets financed, we will be subject to losses.

•
Our lenders will have a first priority claim on the collateral we pledge and the right to foreclose on the collateral. Therefore, if we default on our debt service obligations, we would be at risk of losing the related collateral.

•
Our short-term borrowing facilities are fully recourse lending arrangements. Therefore, if we default on these obligations, our lenders will have general recourse to our company’s assets, rather than limited recourse to just the assets financed.

Increases in our cost of financing may cause our expected spreads on new assets to erode.

The profitability of our portfolio (and, in turn, our business) is driven by the returns on our assets, based on the spread between the yields generated by our assets and the cost of financing our portfolio. We generally secure long-term financing for our assets after we agree to acquire them. Therefore, if our cost to finance our assets increases over our assumptions at the time we commit to invest, the spread we expected to earn on the asset (and hence our overall portfolio) will erode. Various factors could cause our financing cost to increase, including:

•	a decline in the credit rating of the underlying tenant;

•	increases in long-term interest rates;

•	market dislocations caused by the failure or financial difficulties of a large financial institution or institutions;

•	ineffectiveness of our hedging strategies;

•	weakening economic conditions; and

•	United States military activity and terrorist activities.

Spread erosion could have a material adverse effect on our cash flows, results of operations and financial condition.

We may not be able to implement our long-term financing strategy.

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

•	In the event of an adverse change in the financial condition of our underlying tenant, it may not be possible or it may be uneconomical for us to obtain long-term financing for the subject asset.

Our inability to implement our long-term financing strategy may cause us to experience lower leveraged returns on our assets than would otherwise be the case, and could have a material adverse effect on our operating results.

Our use of debt financing could have a material adverse effect on our financial condition.

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness. As of December 31, 2006, the scheduled principal payments on our long-term debt over the next five years and thereafter were as follows:

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgages on real estate investments	$5,207	$7,565	$9,296	$11,289	$13,852	$747,564
Collateralized debt obligations	(36)	(38)	(41)	22,792	10,861	234,652
Other long-term debt	-	-	-	-	-	30,930

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

If our debt cannot be paid, refinanced or extended, we may not be able to make distributions to stockholders at expected levels or at all. Further, if prevailing interest rates or other factors at the time of a refinancing result in higher interest rates or other restrictive financial covenants upon the refinancing, then such refinancing would adversely affect our cash flows and funds available for operation and distribution.

Hedging transactions may not effectively protect us against anticipated risks and may subject us to certain other risks and costs.

Our current policy is to enter into hedging transactions primarily to protect us from the effect of interest rate fluctuations on our asset portfolio from the date on which we commit a rate or price to a borrower or seller and until the date our cost to finance the asset on a long-term basis is fixed. Our hedging policy exposes us to certain risks, among them the following:

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

•
Hedging costs increase as the period covered by the hedge increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising.

We may fail to qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with United States generally accepted accounting principles, specifically Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the SFAS 133 definition of a derivative (such as short sales), we fail to satisfy SFAS 133 hedge documentation requirements or we fail initial or subsequent quarterly hedge effectiveness assessment requirements. If we fail to qualify for hedge accounting treatment, our operating results may suffer because any losses on the derivatives we enter into would be charged to our income statement without any offset from the change in fair value of the related hedged transaction.

Our existing short-term borrowing facilities may be unavailable to us.

We borrow money under short-term borrowing facilities to fund all or part of our investment in most of our assets. These facilities are uncommitted as the lender must agree to each asset financed. We cannot assure you that we will be able to finance assets on these facilities at any given time.

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

We have purchased, and expect to purchase in the future, subordinate classes of bonds in our CDO financings. The terms of the CDO securities issued by us include, and we expect will include in the future, cash flow coverage tests that are used primarily to determine whether and to what extent principal and interest proceeds on the underlying assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. These cash flow coverage tests consist of an overcollateralization test and an interest coverage test. The overcollateralization test ensures that a minimum amount of collateral par amount secures the related notes. The interest coverage test ensures that cash coupon payments generated from the CDO collateral will be adequate to pay fees and interest due on the related notes.

In the event the cash flow coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy these coverage tests could adversely affect our operating results and cash flows.

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

We are subject to significant competition in each of our business segments. We compete with specialty finance companies, insurance companies, investment banks, savings and loan associations, banks, mortgage bankers, mutual funds, institutional investors, pension funds, hedge funds, other lenders, governmental bodies and individuals and other entities, including REITs. We may face new competitors and, due to our focus on net lease and other single tenant properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we may not encounter the same competitors in each region of the United States. Many of our competitors have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments, may have access to lower cost capital and may succeed in buying the assets that we target for acquisition. We may incur costs on unsuccessful acquisitions that we will not be able to recover. Our failure to compete successfully could have a material adverse effect on our financial condition and operating results.

Our network of independent mortgage brokers and investment sale brokers may sell investment opportunities to our competitors.

An important source of our investments comes from independent mortgage brokers and investment sale brokers. These brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with many of these brokers and actively compete with us in our efforts to obtain investments from these brokers. As a result, we may lose potential transactions to our competitors, causing our investment pace to slow, which could have a material adverse effect on the market price of our stock.

Our joint venture investments will expose us to certain risks.

We intend from time to time to co-invest in real properties with third parties through partnerships or other entities. Investing in this manner subjects us to certain risks, among them the following:

•
For joint venture properties, we will not exercise sole decision-making authority regarding the property and, thus, we may not be able to take actions that we believe are in our company’s best interests. For example, we expect that in most cases we will need our partner’s approval before selling or refinancing the subject property or entering into or amending any space lease of the property.

•	We may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans) beyond our economic interest.

•	Our returns on joint venture properties may be adversely affected if the properties are not held for the long-term, or a period of about ten years.

As part of our joint venture efforts, we also intend to make a passive investment in a real estate investment fund management company. The management entity is a start-up company and, thus, our investment is highly speculative. If the management company is unable to execute its business plan, which includes raising sufficient capital, or if we or other investors fail to make required capital contributions, our investment could be adversely affected. Our investment also generally does not entitle us to voting rights and, therefore, our ability to influence management policy is very limited. We could lose some or all of this investment.

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

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes. All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity, reduce the market price of shares of our common stock, or be of preferred stock having a distribution preference that may limit our ability to make distributions on our common stock. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon our pace of investment activity, market conditions and other factors.

We may not be able to maintain our rapid growth rate.

We have experienced rapid growth in recent years, increasing our total assets from approximately $126 million at December 31, 2003 to approximately $1.6 billion at December 31, 2006. We may not be able to maintain a similar rate of growth in the future. Our failure to do so may have an adverse effect on our stock price.

We may fail to manage our anticipated growth.

As of December 31, 2006, our company had 21 employees. As our asset base continues to grow, we may experience a significant strain on our management, operational, financial and other resources. Our ability to manage growth effectively will require us to continue to improve our operational and financial systems, expand our employee base and train and manage our employees and develop additional management expertise. Failure to manage growth effectively could have a material adverse effect on our financial condition and operating results.

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

As of December 31, 2006, approximately 45.3% of our common stock was owned by six unrelated institutional investors (based on SEC filings made by these investors). This concentration of ownership could have an adverse impact on the value of your investment, including as a result of the following:

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

We intend to continue to operate in a manner that will allow us to qualify as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.

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

Our charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. For example, our charter and bylaws provide that: a two-thirds vote of stockholders is required to remove a director, vacancies on our board may only be filled by the remaining directors (or, if no directors remain, by the stockholders), the number of directors may be fixed only by the directors, our bylaws may only be amended by our directors and a majority of shares is required to call a special stockholders meeting.

Increased market interest rates may reduce the value of our stock.

We believe that investors consider the dividend distribution rate on shares of REIT stock, expressed as a percentage of the market price of the shares, relative to market interest rates as an important factor in deciding whether to buy or sell shares of REIT stock. If market interest rates go up, prospective purchasers of REIT stock may expect a higher dividend distribution rate. Higher interest rates would also likely increase our borrowing costs and might decrease cash available for distribution. Thus, higher market interest rates could cause the market price of stock in our company to decline.

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

We depend on our key personnel.

We depend on the efforts and expertise of our senior management team. There is no guarantee that any member of our senior management team will remain employed with our company. If any member of our senior management team were to die, become disabled or otherwise leave our employ, we may not be able to replace him with a person of equal skill, ability and industry expertise.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate offices are located at 1065 Avenue of the Americas, New York, New York 10018. Our lease at this property expires in September 2013.

Our owned real properties are described above under “Business—Our Portfolio—Owned Properties.”

Item 3.	Legal Proceedings.

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

In March 2007, our company was named as a defendant in a lawsuit brought by Qwest Communications Corporation. The lawsuit relates to a computer data center in Sacramento, California owned by Sandy Beaches I LP, a limited partnership in which four of our executive officers (Messrs. McDowell, Pollert, Seale and Blanz) have invested. Herakles LLC, a limited liability company in which the management group has similarly invested and which is an affiliate of Sandy Beaches, is a party to a management agreement with Qwest for the operation of the data center. Riptide I LP, another limited partnership in which the management group has similarly invested and which is another affiliate of Sandy Beaches, subleases a portion of the leased building from Qwest.

We view this matter as a commercial dispute between Qwest, on the one hand, and Sandy Beaches, Herakles and Riptide, on the other hand, as Qwest has made a variety of claims against these three entities, including breach of the lease, the management agreement and the sublease. Qwest is not seeking to terminate the lease or abate rent in the action. As best we can tell from a thorough review of the complaint, Qwest’s sole claim against our company is that it is an “alter ego” of the other defendants and, therefore, its separate existence should be disregarded and it should be liable for any damages payable by the other defendants. We believe this claim to be patently false. We are not a party to the lease, management agreement or sublease. We do not own or manage the property or the data center or pay rent to or receive rent from Qwest. We have never commingled our assets with those of the three entities and each entity maintains an existence separate and apart from our company, with operations, employees, and places of business separate from our company.

Our company’s sole relationship with this property relates to a monthly advisory fee of $66,000 we receive from Sandy Beaches. Sandy Beaches agreed to pay us this fee when we agreed to structure and make a first mortgage loan to it in February 2001. The fee is payable through November 2010. At the time of the loan, we were not a public company. Also in February 2001, we sold the loan to a conduit lender for its securitization.

We believe that Qwest’s claims against our company are without merit and we will vigorously defend our interest in this matter, including by seeking to be dismissed from the lawsuit at an early stage. We do not believe the Qwest’s claims will have a material adverse impact on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2006.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LSE” since our initial public offering on March 19, 2004. On February 15, 2007, the reported closing sale price per share of common stock on the NYSE was $11.15 and there were 52 holders of record of our common stock. The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year	Low	High
2005
First Quarter	$10.60	$12.62
Second Quarter	10.07	11.43
Third Quarter	9.95	11.30
Fourth Quarter	9.38	11.05

2006
First Quarter	$10.33	$11.73
Second Quarter	9.90	12.13
Third Quarter	10.25	11.58
Fourth Quarter	10.71	12.21

Dividends

The table below sets forth the cash dividends paid on our common stock for the periods indicated:

Quarter Ended	Dividend Payment Date	Dividend per Share
2005
March 31, 2005	April 15, 2005	$0.18
June 30, 2005	July 15, 2005	0.18
September 30, 2005	October 17, 2005	0.18
December 31, 2005	January 17, 2006	0.20

2006
March 31, 2006	April 17, 2006	$0.20
June 30, 2006	July 17, 2006	0.20
September 30, 2006	October 16, 2006	0.20
December 31, 2006	January 16, 2007	0.20

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

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s REIT Composite Index from March 19, 2004 (the date our common stock began to trade publicly) through December 31, 2006. The graph assumes that you invested $100 at the close of market on March 19, 2004 in our common stock and each of the indexes, with dividends reinvested. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of our common stock.

	Base
	Period
Company / Index	3/19/04	6/30/04	12/31/04	6/30/05	12/31/05	6/30/06	12/31/06
Capital Lease Funding, Inc.	100	99.05	121.57	109.02	109.69	123.12	129.62
S&P 500 Index	100	103.23	110.65	109.75	116.09	119.23	134.42
S&P REIT Index	100	95.96	118.30	126.78	133.16	152.26	188.76

Tax Characteristics of 2006 Dividends

The following table summarizes the taxable nature of our common dividends during 2006:

Total common dividend per share (tax basis)	$0.80
Capital gain	2.6898%
Ordinary income	0.0694%
Return of capital	97.2408%
100.0000%

Item 6.	Selected Financial Data.

The following selected historical financial information for the five years ended December 31, 2006 is derived from our audited consolidated financial statements and those of our predecessor, Caplease, LP (the successor-in-interest to Capital Lease Funding, LLC) and its consolidated subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Income Statement data
Revenues:
Rental revenue	$78,656	$37,956	$4,287	$—	$—
Interest income from mortgage and other real estate loans and securities	32,470	27,898	13,589	7,317	8,092
Property expense recoveries	8,828	6,272	1,608	—	—
Gains on sale of mortgage loans and securities	2,923	447	794	11,652	10,051
Other revenue	1,903	479	726	151	343
Total revenues	124,780	73,052	21,004	19,120	18,486
Expenses:
Interest expense	63,212	31,398	2,768	1,220	2,142
Interest expense to affiliates	—	—	—	838	659
Property expenses	15,891	10,441	1,761	—	—
(Gain) loss on derivatives	(413)	(159)	724	3,129	7,729
Loss on securities	907	2,372	247	—	—
General and administrative expenses	9,772	10,140	8,833	7,186	6,966
General and administrative expenses - stock based compensation	2,621	2,235	3,825	—	—
Depreciation and amortization expense on real property	25,451	11,273	1,281	—	—
Loan processing expenses	268	283	196	114	158
Total expenses	117,709	67,983	19,635	12,487	17,654
Income before minority interest and taxes	7,071	5,069	1,369	6,633	832
Minority interest in consolidated entities	(17)	55	—	—	—
Provision for income taxes	—	—	9	—	—
Income from continuing operations	7,054	5,124	1,360	6,633	832
Income from discontinued operations	195	6	—	—	—
Net income	7,249	5,130	1,360	6,633	832
Dividends allocable to preferred shares	(2,844)	(561)	—	—	—
Net income allocable to common stockholders	$4,405	$4,569	$1,360	$6,633	$832

Earnings per share (pro forma for years 2003 and 2002):
Net income per common share, basic and diluted	$0.14	$0.16	$0.06	$1.61	$0.20
Weighted average number of common shares outstanding, basic	31,939	27,784	22,125	4,108	4,108
Weighted average number of common shares outstanding, diluted	31,941	27,784	22,125	4,108	4,108
Dividends declared per common share	$0.80	$0.74	$0.25	$—	$—
Dividends declared per preferred share	$2.03125	$0.48524	$—	$—	$—

Other data
Cash flows from operating activities	$27,443	$(17,111)	$10,973	$(10,743)	$3,774
Cash flows from investing activities	(361,854)	(675,408)	(349,576)	(69)	846
Cash flows from financing activities	319,520	681,114	362,802	11,948	(10,773)

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance sheet data
Real estate investments, net	$1,115,001	$764,930	$194,541	$—	$—
Real estate investments consolidated under FIN 46	—	—	48,000	—	—
Mortgage and other real estate loans held for investment	273,170	297,551	207,347	—	—
Mortgage loans held for sale	—	—	—	71,757	77,716
Securities available for sale	183,066	137,409	87,756	40,054	20,348
Cash and cash equivalents	4,425	19,316	30,721	6,522	5,386
Structuring fees receivable	3,253	3,862	4,426	5,223	4,794
Total assets	1,644,300	1,286,488	581,702	125,773	112,276
Repurchase agreement and other short-term financing obligations	195,485	129,965	133,831	88,087	76,116
Mortgages on real estate investments	794,773	551,844	111,539	—	—
Collateralized debt obligations	268,190	268,156	—	—	—
Other long-term debt	30,930	30,930	—	—	—
Stockholders’ equity/members’ capital	307,656	270,031	253,264	34,045	27,775

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

Overview

We are a diversified REIT that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. We focus on properties that are subject to a net lease. See “Business—Overview” for what constitutes a net lease. We also continue to be opportunistic and have made and expect to continue to make investments in single tenant properties where the owner has exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio. We invest at all levels of the capital structure of net lease or other single tenant properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased or other single tenant real estate collateral.

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries).

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through December 31, 2006, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). We have short-term floating rate borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. We employ a hedging strategy to mitigate our exposure to changes in interest rates while our assets are financed under our short-term borrowing arrangements. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the trust preferred debt we issued in December 2005 (see table below), our overall portfolio leverage as of December 31, 2006 was approximately 81.8%.

We rely primarily on equity and debt capital to fund our portfolio growth. The following is a summary of our capital raising activities beginning with our initial public offering in March 2004 and through December 31, 2006.

Month/Year	Securities Issued	Price	Net Proceeds
March 2004	23.0 million shares of common stock	$10.50	$ 221.8 million
October 2005	1.4 million shares of 8.125% Series A cumulative redeemable preferred stock	$25.00	$ 33.7 million
December 2005	$30.9 million of junior subordinated notes	N/A	$ 29.9 million
May 2006	5.747 million shares of common stock	$10.55	$ 57.3 million
November/ December 2006	160,900 shares of common stock	$11.91 (average)	$ 1.9 million

Summary of Investment Activity in 2006

The following summarizes certain aspects of our portfolio investment and financing activity during the year ended December 31, 2006.

•
We originated assets of approximately $538.6 million, including the acquisition of 11 real properties for an aggregate purchase price of approximately $359.4 million and the origination of $123 million of loan investments

(including $78.0 million of loans sold), comprised of mortgage loans, corporate credit notes and mezzanine investments.

•
We financed our real property acquisitions with $245.7 million of fixed rate mortgage debt (including $28.6 million of debt assumed at its fair market value). Our next CDO issuance is scheduled for the second quarter of 2007.

Business Environment

Our ability to grow our portfolio is subject to a variety of factors beyond our control, including competitive conditions in the commercial real estate markets and interest rate levels. The modest downward movement in market interest rates during the latter part of 2006 had a positive impact on our origination pace for owned properties as spreads on new assets improved (although not to the levels we were seeing in 2004 and most of 2005). However, bidding for new properties continues to be very competitive, and if competitive conditions intensify or market interest rates increase (without a corresponding increase in asset returns), our ability to continue to originate new assets may be adversely affected. Spread compression and competition from conduit lenders also continue to make it challenging for us to originate loans with yield and risk characteristics that fit within our targets.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires the use of judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions. The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Mortgage and Other Real Estate Loans Held for Investment.

Since our initial public offering, our loan investments have been, and we expect in the future they will continue to be, accounted for as long term investments, as our strategy contemplates that we hold the loans for the foreseeable future or until maturity. We record loans held for investment at cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees) and are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, we must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, we evaluate factors such as the present value of expected future cash flows on the loans, the fair market value of our collateral, and the amount and status of any senior debt. As of December 31, 2006, we had no loss allowances on any of the loans in our portfolio.

Purchase Accounting for Acquisition of Real Estate.

We allocate the purchase price of rental real estate acquired to the following based on fair values:

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

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through December 31, 2006, we have assigned no value to tenant relationships on any of our acquisitions.

Securities Available for Sale.

We treat our investments in securities as available for sale and account for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, they are carried at fair value with net unrealized gains or losses reported on our balance sheet as a component of other comprehensive income or loss. Fair value is based primarily upon our estimates of value, based upon broker quotations where available, yields on assets of similar credit quality and duration, or good faith estimates of those yields. The indicated quotations may be subject to significant variability based on market conditions, including interest rates and spreads. While a liquid market for these securities typically exists, the securities may not be frequently traded and, therefore, we may not be able to sell them at our estimates of value. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the equity on our balance sheet. We must also assess whether any unrealized losses on securities reflect a decline in value which is other than temporary. If so, we must write the impaired security down to its fair value through a charge to our income statement. Significant judgment is required in this analysis. In determining whether a decline in value is other than temporary, we consider whether the decline is due to factors such as changes in interest rates (typically temporary) or credit downgrades or credit defaults (typically other than temporary). In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been below cost, (2) the financial condition and near-term prospects of the underlying credit and (3) our intent and ability to retain our investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value. We recorded other-than-temporary declines in the fair value of our CMBS securities of $0.9 million for 2006, $2.4 million for 2005 and $0.2 million during 2004, in each case reflecting exposure to the Winn-Dixie bankruptcy.

Impairment on Owned Real Properties.

We own real properties for investment. We review these properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. Through December 31, 2006, we have determined that no write-downs have been necessary on any of our owned real properties.

Derivative Instruments and Other Risk Management Transactions.

Our derivative instruments and other risk management transactions, which we hold for hedging or other risk management purposes, are carried at fair value pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Fair value is based on market quotations. Fair values on such derivatives are subject to significant variability based on many of the same factors as our securities available for sale discussed above. Further, to the extent the derivatives qualify as hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (a component of stockholders’ equity on our balance sheet); otherwise, they are reported as a component of current income or loss on our income statement. In order to qualify for hedge accounting treatment under SFAS 133, our derivatives must meet various technical requirements under SFAS 133, including satisfying hedge effectiveness testing at each reporting date. Failure to meet these requirements would result in the change in value of the derivative instrument being charged directly to our income statement without any offset from the change in fair value of the related hedged transaction.

Revenue Recognition.

As part of our 10-year credit tenant loan program, we originate a loan and split it into two notes, a real estate note and a corporate credit note. We generally sell the real estate note to a third party and retain the corporate credit note in our portfolio. During 2006, we sold one real estate note for aggregate proceeds of $78.6 million, and recognized a gain of $0.6 million. We compute our gain by comparing our sales proceeds on the note to its cost basis. We compute our cost basis on the note by allocating our entire basis in the loan among the two notes based on the present value of expected cash flows on each note. In computing present values, we estimate a discount rate based on a benchmark United States Treasury rate plus a market spread based on the underlying credit. Our estimates reflect market rates and we believe they are reasonable. However, the use of different estimates could have an impact on our gain on sale revenue.

Stock Based Compensation.

Pursuant to our 2004 stock incentive plan, we have made and expect to continue to make awards of common stock to our employees with vesting subject to attainment of performance criteria. Under SFAS No. 123R (revised 2004), Share-Based Payment, we are required to estimate the probability of vesting of these shares quarterly and recognize expense (generally equal to the fair market value of the shares awarded on the grant date) for any shares deemed probable to vest over the period the employee is required to perform services to receive the shares. We base our estimates of probability on an assessment of our actual results against the relevant performance criteria. These estimates may change over time as our actual results against the criteria are re-assessed. Changes in these estimates could have a material impact on the expense we recognize.

Property Acquisitions

During the quarter ended December 31, 2006, we completed the following property acquisitions (dollar amounts in thousands):

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
October	Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	$24,255	November 2016	122,605
October	United States Government	200 McCarty Avenue, Albany, NY	16,350	September 2018	74,300
November	T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	16,195	January 2017	69,287
November	Time Warner Entertainment Company, L.P.	1320 N. Dr. Martin Luther King Jr. Dr., Milwaukee, WI	28,530	December 2016	154,849
December	Johnson Controls, Inc.	6750 Bryan Dairy Road, Largo, FL	27,000	August 2016	307,275
December	AmeriCredit Corp.	4001 Embarcadero Drive, Arlington, TX	43,000	August 2017	246,060
			$155,330

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Segment data for the year ended December 31, 2006 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$811	$88,002	$35,966	$124,780
Total expenses and minority interest	14,901	82,754	20,070	117,726
Income (loss) from continuing operations	(14,090)	5,248	15,896	7,054
Total assets	30,219	1,152,348	461,732	1,644,300

Segment data for the year ended December 31, 2005 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$1,090	$44,352	$27,609	$73,052
Total expenses and minority interest	12,493	39,254	16,181	67,928
Income (loss) from continuing operations	(11,402)	5,098	11,428	5,124
Total assets	48,007	797,945	440,536	1,286,488

Segment data for the year ended December 31, 2004 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$603	$6,356	$14,045	$21,004
Total expenses and minority interest	11,869	4,206	3,569	19,644
Income (loss) from continuing operations	(11,266)	2,150	10,476	1,360
Total assets	31,454	247,325	302,923	581,702

Results of Operations

During the year ended December 31, 2006, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments in net lease and other single tenant assets. Our focus during the year was on: (i) identifying and acquiring assets that met our investment criteria, (ii) financing our assets, (iii) raising additional capital to fund the growth of our portfolio, and (iv) continuing to communicate our expanded capabilities to the marketplace.

Comparison of Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following discussion compares our operating results for the year ended December 31, 2006 to the comparable period in 2005.

Revenue.

Total revenue increased $51.7 million, or 71%, to $124.8 million. The increase was primarily attributable to increases in rental income and property expense recoveries and increases in interest income, gain on sale of loans and securities and other revenue.

Rental income and property expense recoveries, in the aggregate, increased $43.3 million, or 98%, to $87.5 million. We continued to make significant investments in owned properties during 2006, and the significant increase in revenues associated with these investments is a result of the large growth in this portion of our overall investment portfolio during 2005 and 2006. Rental income for the 2005 period includes $3.5 million from assets consolidated under FIN 46. As described in footnote 26 in our consolidated financial statements included elsewhere in this Form 10-K, we were required under FIN 46 to recognize revenue and expense on one of our real property purchases prior to our acquisition date because a deposit we made on our purchase price had become non-refundable.

Interest income increased $4.6 million, or 16%, to $32.5 million. The increase was due to larger overall aggregate loan and security investments.

Gain on sale of loans and securities increased from $0.4 million to $2.9 million, primarily reflecting gains on the sale of securities in the fourth quarter of 2006 ($2.3 million) and a gain we earned on the origination and sale of a mortgage loan in the first quarter of 2006 ($0.6 million).

Other revenue increased $1.4 million, or 297%, from $0.5 million to $1.9 million, primarily reflecting income we received on loans that were paid off in 2006.

Expenses.

Total expenses increased $49.7 million, or 73%, to $117.7 million. The increase in expenses was primarily attributable to increases in interest expense, depreciation expense and property related expenses, offset in part by lower loss on securities.

Interest expense increased $31.8 million, or 101%, from $31.4 million to $63.2 million. The increase was primarily the result of $22.9 million of increased interest expense on our property mortgages, $3.0 million of increased interest expense on our March 2005 CDO borrowings and $2.4 million of additional interest expense on the trust preferred debt we issued in December 2005. In addition, interest expense on our borrowings under our repurchase agreement increased $5.3 million, or 129%, from $4.1 million to $9.4 million. This was the result of higher average borrowing levels and higher rates of interest on our repurchase agreement borrowings in 2006. The 2005 results included interest expense of $1.7 million from assets consolidated under FIN 46.

Depreciation and amortization expense on real property increased $14.2 million, or 126% to $25.5 million, as a result of the significant increase in real estate investments made during 2005 and 2006. Depreciation and amortization expense for the 2005 period includes $0.9 million of expense from assets consolidated under FIN 46.

Property expense increased $5.4 million, or 52%, to $15.9 million. The net amount of property expenses we incurred in 2006 (net of expense recoveries) was $7.1 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net leased properties, we expect to continue to pursue properties where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow. Property expenses for the 2005 period include $0.9 million of expense from assets consolidated under FIN 46.

Loss on securities decreased to $0.9 million in 2006, from $2.4 million in 2005. All losses related to write-downs we took on our real estate securities as a result of exposure to the Winn-Dixie bankruptcy.

General and administrative expense was relatively unchanged, as it decreased $0.4 million, or 4%, from $10.1 million to $9.8 million.

General and administrative expense-stock based compensation increased $0.4 million, reflecting an additional year of stock awards under our stock plan amortizing to expense. During 2006, we recognized to expense a portion of the stock awards made to our directors, officers and other employees during March 2004, March 2005 and March 2006, because we have historically used a three year vesting schedule for our stock awards. During January 2007, we began using a five year vesting schedule for stock awards. As of December 31, 2006, $2.8 million of deferred compensation expense was included on our Consolidated Balance Sheet as a component of additional paid in capital. This amount is expected to be charged to our Income Statement ratably over the remaining vesting period (through March 2011). As of December 31, 2006, the amount of deferred compensation expense for awards of 62,222 shares made in 2005 and awards of 89,000 shares made in 2006 had not yet been measured and included as a component of additional paid in capital because the grant date (as defined under relevant accounting guidance) had not yet occurred.

Net income.

Net income increased from $5.1 million to $7.2 million, as a result of the factors discussed above. Net income allocable to common stockholders was $4.4 million in 2006, reflecting dividends to preferred stockholders of $2.8 million.

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

Rental income and property expense recoveries, in the aggregate, increased $38.3 million, or 650%, to $44.2 million. We continued to make significant investments of owned properties during 2005, and the significant increase in revenues associated with these investments is a result of the large growth in this portion of our overall investment portfolio. Rental income for the 2005 period includes $3.5 million from assets consolidated under FIN 46. As described in footnote 26 in our consolidated financial statements included elsewhere in this Form 10-K, we were required under FIN 46 to recognize revenue and expense on one of our real property purchases prior to our acquisition date because a deposit we made on our purchase price had become non-refundable.

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

Property expense increased 493% from $1.8 million to $10.4 million. The net amount of property expenses we incurred in 2005 (net of expense recoveries) was $4.2 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net leased properties, we expect to continue to pursue properties where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow. Property expenses for the 2005 period include $0.9 million of expense from assets consolidated under FIN 46.

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

General and administrative expense-stock based compensation of $2.2 million was recognized during the 2005 period. This represents 2005 vesting of stock awards made in 2004 and 2005 under our stock plan. These shares vest through March 2010 and, as of December 31, 2005, $2.1 million of deferred compensation expense was included on our Consolidated Balance Sheets as a component of additional paid in capital. This amount is expected to be charged to our Income Statement ratably over the remaining vesting period (through March 2010).

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

Net income.

Net income increased from $1.4 million to $5.1 million, as a result of the factors discussed above. Net income allocable to common stockholders was $4.6 million in 2005, reflecting dividends to preferred stockholders of $0.6 million.

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

The following table reconciles our net income to FFO for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

	Year ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Net income allocable to common stockholders	$4,405	$4,569	$1,360
Adjustments:
Add: Minority interest–OP units	17	–	–
Add: Depreciation and amortization expense on real property	25,451	11,273	1,281
Funds from operations	$29,873	$15,842	$2,641

Weighted average number of common shares outstanding, diluted	31,941	27,784	22,125
Weighted average number of OP units outstanding	145	–	–
Weighted average number of common shares and OP units outstanding, diluted	32,086	27,784	22,125

Net income per common share, basic and diluted	$0.14	$0.16	$0.06
Funds from operations per share	$0.93	$0.57	$0.12

Gain on sale of mortgage loans and securities	$2,923	$447	$794
Depreciation on real estate investments consolidated under FIN46	$–	$935	$–

Liquidity and Capital Resources

As of December 31, 2006, we had $4.4 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared total dividends of $0.80 per share of common stock during the year ended December 31, 2006, including $0.20 per share in each of the first, second, third and fourth quarters. We also declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the first, second, third and fourth quarters of 2006.

We believe that our working capital and cash provided by operations will be sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional investments and, therefore, as we approach or reach our target leverage level from time to time, we will need to raise additional capital. As of December 31, 2006, we had an effective shelf registration statement under which we can offer an aggregate of approximately $202.5 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

We raised additional equity capital through a public offering of common stock that closed in May 2006. We issued 5,747,000 shares of common stock in a public offering at a price to the public of $10.55 per share, and raised net proceeds of approximately $57.3 million, after the underwriting discount and offering expenses. The shares were issued pursuant to our shelf registration statement. We used $52.9 million of the proceeds from the offering to reduce our short-term borrowings, and the balance to fund additional investments.

We also sold an aggregate of 160,900 shares of common stock through a public offering in the fourth quarter of 2006. Brinson Patrick Securities Corporation acted as our agent for these sales pursuant to a sales agreement we entered into with them in August 2005 and received a sales commission of 3.0% on the sales. The shares were issued pursuant to our shelf registration statement. We raised net proceeds of approximately $1.9 million and we used these proceeds to fund additional investments.

We expect to continue to raise additional capital from time to time to enable us to continue to implement our growth strategy, although the precise timing of our next capital raise will be impacted by our pace of investment activity and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you conditions for raising capital will be favorable for us at any time.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13. As of December 31, 2006, this has resulted in the company accruing $14.9 million of rental income in excess of our actual rent cash flows under the various leases, with $8.8 million accruing during 2006. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and our actual rent cash flows increase under the various leases and we purchase additional properties.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, as well as through our short-term borrowing arrangements. Our short-term borrowing arrangements are comprised of a repurchase agreement with Wachovia Bank (aggregate borrowing capacity of $250 million) and a real property acquisition facility with Wachovia Bank and one of its affiliates (two loan agreements with aggregate borrowing capacity of $100 million). These arrangements are uncommitted, meaning the lenders may decline to advance on any asset we seek to finance.

In anticipation of our next CDO issuance, in December 2006 Wachovia Bank agreed to temporarily expand our borrowing capacity under our repurchase agreement to $350 million.

We had $195.5 million outstanding as of December 31, 2006 under our Wachovia repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $171.8 million, and securities with a carry value of $82.0 million. We had no borrowings outstanding as of December 31, 2006 under our real property acquisition facility. Our short-term borrowing arrangements are co-terminus, and are scheduled to expire in August 2007.

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

As of December 31, 2006, we were in compliance with the terms of our short-term borrowing arrangements. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our short-term borrowing arrangements are uncommitted, we cannot make any assurance that these facilities will continue to be available to us.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital. As discussed in further detail above, we issued 5,747,000 shares of common stock in an underwritten public offering in May 2006. We also issued an aggregate of 160,900 shares of common stock through Brinson Patrick Securities Corporation as sales agent in a public offering in the fourth quarter of 2006.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured, non-recourse basis. Through December 31, 2006, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). As of December 31, 2006, we have financed on a long-term basis an aggregate of approximately $1.36 billion of assets in portfolio with third party mortgage debt of $794.8 million and collateralized debt obligations of $268.2 million. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the December 2005 trust preferred debt, our overall portfolio leverage as of December 31, 2006 was approximately 81.8%.

Long-Term Mortgage Financings.

During the year ended December 31, 2006, we obtained $217.0 million of long-term third party mortgage financing on our real property acquisitions. We also assumed debt of an aggregate of $28.6 million (fair market value of debt assumed) in connection with the acquisition of one real property.

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

We are currently aggregating assets for our next CDO financing. We expect our next CDO issuance to occur in the second quarter of 2007.

Statement of Cash Flows

Operating activities provided $27.4 million of cash during 2006, primarily driven by net income as adjusted by various non-cash gains and charges of $24.7 million, increases in accounts payable of $2.3 million and decreases in other assets of $1.5 million, partially offset by decreases in deposits and escrows of $1.9 million. We used $17.1 million of cash in operating activities in 2005. Our 2005 net income as adjusted for straight-lining of rents, various non-cash gains and losses and depreciation and amortization charges was $14.1 million, but was offset by increases in other assets of $18.9 million (net of $8.3 million increase in accounts payable and accrued expenses), decreases in deposits and escrows of $8.5 million and amounts due to servicers and dealers of $4.4 million. The increase in other assets in 2005 was driven by $16.6 million of funds being held by our CDO trustee at year end pending distribution or reinvestment, $5.7 million of cash being held in escrow by our mortgage lenders to fund various property related costs (like tenant improvements, capital expenditures and property expenses), and $4.4 million of rents receivable on several of our owned properties. During 2005, most of the cash we had collected in 2004 in the form of deposits and escrows and amounts due to servicers was paid back. Our net cash provided by operating activities in 2004 was $11.0 million and reflects adjustments for non-cash items of expenses for amortization of stock-based compensation ($3.8 million) and depreciation and amortization ($1.4 million, including $1.3 million on real property). Our net cash provided by operating activities in 2004 also reflects adjustments for non-cash items for amortization of above and below market rents ($0.1 million), straight-lining of rents ($0.5 million) and amortization of discounts/premiums, and origination fees/costs ($0.2 million).

Investing activities used $361.9 million during the year ended December 31, 2006, which primarily resulted from net investments in real estate of $337.9 million, net investments in securities available for sale of $46.7 million, and purchases of furniture, fixtures and equipment and leasehold improvements of $1.8 million, partially offset by a net reduction in our loan investments of $24.8 million. We sold a mortgage loan for $78.6 million during 2006. Investing activities used $675.4 million during the year ended December 31, 2005, which primarily resulted from net investments in real estate of $534.4 million, net investments in loans of $83.3 million and net investments in securities available for sale of $58.8 million. Investing activities used $349.6 million during the year ended December 31, 2004, which primarily resulted from net investments in real estate of $174.4 million, net investments in mortgage loans of $133.1 million and net investments in securities available for sale of $40.0 million.

Cash provided by financing activities during the year ended December 31, 2006 was $319.5 million, reflecting net borrowings from mortgages on real estate investments of $214.7 million, net borrowings on repurchase agreements and other short-term financing obligations of $65.5 million, proceeds from our common stock offering of $59.1 million, and cash received from a construction escrow held by our mortgage lender of $8.7 million, offset in part by, dividends and distributions paid of $27.7 million and debt issuance costs of $1.3 million. Cash provided by financing activities during the year ended December 31, 2005 was $681.1 million, reflecting net borrowings from mortgages on real estate investments of $399.2 million, borrowings from collateralized debt obligations of $268.1 million, proceeds from a preferred stock equity offering of $33.7 million, and borrowings from other long-term debt obligations of $30.9 million, offset in part by, dividends paid on common shares of $19.2 million, funds used in hedging and risk management activities of $11.2 million, a construction escrow held with our mortgage lender of $9.5 million, debt issuance costs of $7.1 million, and net repayments on repurchase agreement obligations of $3.9 million. Cash provided by financing activities during the year ended December 31, 2004 was $362.8 million, reflecting net proceeds from our initial public offering of $222.8 million (before prepaid offering expenses of approximately $1.0 million), net borrowings under long-term mortgage financings of $97.4 million, net borrowings under repurchase agreements of $45.7 million, partially offset by dividends paid of $2.7 million. We used $88.1 million of our net proceeds from the initial public offering to repay our repurchase agreement borrowings.

See our consolidated statements of cash flows in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Derivative and Other Risk Management Transactions

Since our initial public offering, we have entered into derivative and other risk management transactions in order to hedge the value of our future debt obligations from changes in underlying interest rates during the period between closing and obtaining long-term financing of our assets. Our derivative and other risk management activities during this period have consisted primarily of interest rate swaps, and we expect they will continue to consist primarily of interest rate swaps in the future. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

Net realized gains and losses on our qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on our Consolidated Income Statement over the expected term of the related debt issuances. For the years ended December 31, 2006 and December 31, 2005, we had net realized gains and (losses) of $0.4 million and $(11.2) million, respectively, related to cash flow hedges. For the years ended December 31, 2006 and December 31, 2005, we reclassified $1.2 million and $0.9 million, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, we estimate that $1.2 million of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

Consistent with SFAS No. 133, open cash flow hedges are marked to fair value at each reporting date, with a corresponding offset to other comprehensive income (a component of Stockholders’ Equity). The change in net unrealized gains and (losses) of $(0.7) million and $8.1 million in the years ended December 31, 2006 and December 31, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s statement of changes in stockholders’ equity.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2006 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Mortgages on real estate investments	$794,773	$5,207	$16,861	$25,141	$747,564
Collateralized debt obligations	268,190	(36)	(79)	33,653	234,652
Other long-term debt	30,930	-	-	-	30,930
Operating leases	5,010	738	1,470	1,485	1,317
Repurchase agreement obligations	195,485	195,485	-	-	-
Total	$1,294,388	$201,394	$18,252	$60,279	$1,014,463

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had the following off-balance sheet arrangements.

We are obligated under a letter of credit with respect to one of our prior securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2.85 million. The letter of credit expires on February 18, 2009. The trustee of the securitization trust may draw the letter of credit if there are realized losses on the mortgage loans in the collateral pool that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. This loan was liquidated by the trust in the fourth quarter of 2006. We do not expect any draw on the letter of credit as a result of this mortgage default, or otherwise.

We had outstanding commitments to fund loans of approximately $12.0 million related to our credit agreement to support YUM! Brands, Inc. franchise loans as of December 31, 2006. As of December 31, 2006, advances of $5.7 million had been made against these commitments.

We entered into an office lease in April 2006 for our new corporate offices at 1065 Avenue of the Americas, New York, New York. The term of the lease is for seven years and five months with a base rent of approximately $0.7 million per year for the first four years (after a five month rent free period) and approximately $0.8 million per year for the remainder of the term.

During October 2006, we acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $0.8 million. During November 2006, we arranged long-term financing on this property and we funded a reserve account with our lender for the full amount of this obligation. We expect these funds will be disbursed in full as improvements are completed. As of December 31, 2006, none of these funds have been disbursed.

We have agreed to contribute up to $5.0 million of capital to a newly formed management company organized to form and manage real estate investment funds offered and sold to European investors, subject to the satisfaction of certain terms and conditions by the principals of the management company. As of December 31, 2006, we had deposited approximately $0.4 million toward our aggregate $5.0 million commitment.

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

Tenant Credit Rating Exposure

Substantially all of our portfolio assets are subject to risks due to credit rating changes of the underlying tenant or tenants. Deterioration in the underlying tenant’s credit rating can result in a lower value for the related asset, which could result in a reduction in the equity on our balance sheet or a charge to our income statement. In addition, precipitous declines in the credit rating of a particular tenant prior to our obtaining long-term financing may significantly impede or eliminate our ability to finance the asset. We manage these risks by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes. We also seek to lock or procure long-term financing on our assets as promptly as practicable after we commit to invest.

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2006, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments (dollar amounts in thousands):

	Carrying Amount		Notional Amount		Weighted Average Effective Interest Rate	Maturity Date	Fair Value
	12/31/2006	12/31/2005	12/31/2006	12/31/2005	12/31/2006	12/31/2006	12/31/2006	12/31/2005

Assets:
Mortgage and other real estate loans held for investment (1)	$274,085	$298,377	$272,271	$296,479	6.85%	Various	$277,014	$307,829
Securities available for sale (2)	183,066	137,409	192,111	149,662	7.61%	2009-2028	183,066	137,409
Structuring fees receivable	3,253	3,862	N/A	N/A	7.99%	2010-2020	3,253	3,862
Derivative assets (3)	2,333	1,082	127,529	82,852	N/A	N/A	2,333	1,082

Liabilities
Repurchase agreement and other short-term financing obligations (4)	195,485	129,965	195,485	129,965	6.25%	Short-term	195,485	129,965
Mortgages on real estate investments (5)	794,773	551,844	789,971	546,284	5.58%	2013-2024	784,802	545,289
Collateralized debt obligations (5)	268,190	268,156	268,500	268,500	5.67%	2015	258,557	262,955
Other long-term debt (6)	30,930	30,930	30,930	30,930	8.30%	2016	31,958	30,849
Derivative liabilities (3)	2,405	298	104,190	43,029	N/A	N/A	2,405	298

(1)
This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the loans range from 2007 through 2033.

(2)
Securities available for sale represent subordinate interests in securitizations (CMBS), as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans. Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for the CMBS are shown at their respective face amounts. Fair value for the CMBS is based on third-party quotations, where obtainable, or our estimate of fair value, based on yields of comparably rated securities in the CMBS market. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the securities available for sale, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

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

Our generally higher level of interest rate sensitive instruments at December 31, 2006 reflects our greater level of assets and liabilities as a result of our continued growth since completion of our initial public offering in March 2004.

Scheduled maturities of interest rate sensitive instruments as of December 31, 2006 are as follows:

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgage and other real estate loans	$13,587	$5,972	$14,846	$11,393	$12,493	$213,980
Securities available for sale - CMBS	1,553	2,203	25,129	2,366	2,914	157,946
Structuring fees receivable	659	713	772	768	73	268
Derivative assets	2,333	-	-	-	-	-
Mortgages on real estate investments	5,207	7,565	9,296	11,289	13,852	747,564
Repurchase agreement and other short-term financing obligations	195,485	-	-	-	-	-
Collateralized debt obligations	(36)	(38)	(41)	22,792	10,861	234,652
Other long-term debt	-	-	-	-	-	30,930
Derivative liabilities	2,405	-	-	-	-	-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is designed and operating effectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Capital Lease Funding, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Capital Lease Funding, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity/members’ capital, and cash flows for the years then ended. Our audit also included the financial statement schedules of Capital Lease Funding, Inc. listed in the Index at Item 8. We also have audited management's assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”, that Capital Lease Funding, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Capital Lease Funding, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Lease Funding, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Capital Lease Funding, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Furthermore, in our opinion, Capital Lease Funding, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

/s/ McGladrey & Pullen LLP
New York, New York
March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Capital Lease Funding, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity/members’ capital, and cash flows of Capital Lease Funding, Inc. and subsidiaries (the "Company") for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Capital Lease Funding, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, New York
March 8, 2005

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share and per share amounts)	2006	2005
Assets
Real estate investments, net	$1,115,001	$764,930
Mortgage and other real estate loans held for investment	273,170	297,551
Securities available for sale	183,066	137,409
Cash and cash equivalents	4,425	19,316
Asset held for sale	2,942	2,942
Structuring fees receivable	3,253	3,862
Other assets	62,443	60,478
Total Assets	$1,644,300	$1,286,488
Liabilities and Stockholders' Equity
Accounts payable, accrued expenses and other liabilities	$17,132	$14,890
Repurchase agreement and other short-term financing obligations	195,485	129,965
Mortgages on real estate investments	794,773	551,844
Collateralized debt obligations	268,190	268,156
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	19,693	14,419
Dividends payable	7,582	6,253
Total liabilities	1,333,785	1,016,457
Minority interest	2,859	–
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 34,091,829 and 27,868,480 shares issued and outstanding, respectively	341	279
Additional paid in capital	277,918	237,843
Accumulated other comprehensive loss	(4,260)	(1,748)
Total Stockholders' Equity	307,656	270,031
Total Liabilities and Stockholders' Equity	$1,644,300	$1,286,488

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Income Statements

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2006	2005	2004
Revenues:
Rental revenue	$78,656	$37,956	$4,287
Interest income from mortgage and other real estate loans and securities	32,470	27,898	13,589
Property expense recoveries	8,828	6,272	1,608
Gains on sale of mortgage loans and securities	2,923	447	794
Other revenue	1,903	479	726
Total revenues	124,780	73,052	21,004
Expenses:
Interest expense	63,212	31,398	2,768
Property expenses	15,891	10,441	1,761
(Gain) loss on derivatives	(413)	(159)	724
Loss on securities	907	2,372	247
General and administrative expenses	9,772	10,140	8,833
General and administrative expenses-stock based compensation	2,621	2,235	3,825
Depreciation and amortization expense on real property	25,451	11,273	1,281
Loan processing expenses	268	283	196
Total expenses	117,709	67,983	19,635
Income before minority interest and taxes	7,071	5,069	1,369
Minority interest in consolidated entities	(17)	55	–
Provision for income taxes	–	–	(9)
Income from continuing operations	7,054	5,124	1,360
Income from discontinued operations	195	6	–
Net income	7,249	5,130	1,360
Dividends allocable to preferred shares	(2,844)	(561)	–
Net income allocable to common stockholders	$4,405	$4,569	$1,360

Earnings per share:
Net income per common share, basic and diluted	$0.14	$0.16	$0.06
Weighted average number of common shares outstanding, basic	31,939	27,784	22,125
Weighted average number of common shares outstanding, diluted	31,941	27,784	22,125
Dividends declared per common share	$0.80	$0.74	$0.25
Dividends declared per preferred share	$2.03125	$0.48524	$–

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity/Members’ Capital

	Capital Lease Funding, LLC		Capital Lease Funding, Inc.
(Amounts in thousands)	Members' Capital	Accumulated Other Comprehensive Income (Loss)	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income
Balance at December 31, 2003	$31,957	$2,088	$-	$1	$13	$-	$-	$34,059
Acquisition of Caplease LP	(31,957)	(2,088)	-	40	31,917	2,088	-	-
Issuance of common stock-initial public offering	-	-	-	230	241,270	-	-	241,500
Initial public offering costs	-	-	-	-	(19,723)	-	-	(19,723)
Issuance of stock-incentive stock plan at offering date	-	-	-	4	1,357	-	-	1,361
Adjust initial management share purchase to market value	-	-	-	-	1,447	-	-	1,447
Incentive stock plan compensation expense-March 25-December 31, 2004	-	-	-	-	1,018	-	-	1,018
Net income	-	-	-	-	-	-	1,360	1,360	$1,360
Dividends declared	-	-	-	-	(5,513)	-	(1,360)	(6,873)
Unrealized change in value on securities available for sale	-	-	-	-	-	8,121	-	8,121	8,121
Unrealized loss on derivatives	-	-	-	-	-	(7,312)	-	(7,312)	(7,312)
Net realized loss on cash flow hedges	-	-	-	-	-	(1,694)	-	(1,694)	(1,694)
Balance at December 31, 2004	-	-	-	275	251,786	1,203	-	253,264	$475
Issuance of preferred stock	-	-	33,657	-	-	-	-	33,657
Incentive stock plan compensation expense	-	-	-	-	2,235	-	-	2,235
Incentive stock plan grants issued and forfeited	-	-	-	4	(4)	-	-	-
Net income	-	-	-	-	-	-	5,130	5,130	$5,130
Issuance of common stock	-	-	-	-	-	-	-	-
Dividends declared-preferred	-	-	-	-	-	-	(680)	(680)
Dividends declared-common	-	-	-	-	(16,174)	-	(4,450)	(20,624)
Unrealized change in value of securities available for sale	-	-	-	-	-	(561)	-	(561)	(561)
Unrealized change in value of derivatives	-	-	-	-	-	8,098	-	8,098	8,098
Realized losses on derivatives, net of amortization of $877	-	-	-	-	-	(10,488)	-	(10,488)	(10,488)
Balance at December 31, 2005	-	-	33,657	279	237,843	(1,748)	-	270,031	$2,179
Incentive stock plan compensation expense	-	-	-	-	2,621	-	-	2,621
Incentive stock plan grants issued and forfeited	-	-	-	3	(3)	-	-	-
Net income	-	-	-	-	-	-	7,249	7,249	$7,249
Issuance of common stock	-	-	-	59	59,074	-	-	59,133
Dividends declared-preferred	-	-	-	-	-	-	(2,844)	(2,844)
Dividends declared-common	-	-	-	-	(21,617)	-	(4,405)	(26,022)
Unrealized change in value of securities available for sale	-	-	-	-	-	(2,956)	-	(2,956)	(2,956)
Unrealized change in value of derivatives	-	-	-	-	-	(737)	-	(737)	(737)
Realized gains on derivatives, net of amortization of $1,173	-	-	-	-	-	1,181	-	1,181	1,181
Balance at December 31, 2006	$-	$-	$33,657	$341	$277,918	$(4,260)	$-	$307,656	$4,737

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2006	2005	2004
Operating activities
Net income	$7,249	$5,130	$1,360
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	25,717	10,469	1,386
Stock based compensation	2,621	2,235	3,825
Amortization of above and below market leases	(686)	(583)	(80)
Minority interest in consolidated entities	17	–	–
Gain on sale of mortgage loans and securities	(2,923)	(447)	(794)
Loss on securities available for sale	907	2,372	247
(Gain) loss on derivatives	(413)	(159)	724
Straight-lining of rents	(8,822)	(5,581)	(507)
Amortization of discounts/premiums, and origination fees/costs	(526)	(514)	(247)
Amortization of debt issuance costs and FMV of debt assumed	1,593	1,139	18
Changes in operating assets and liabilities:
Funds used in hedging and risk management activities	–	–	(4,485)
Structuring fees receivable	609	563	797
Other assets	1,510	(27,146)	(6,676)
Accounts payable, accrued expenses and other liabilities	2,275	8,271	843
Deposits and escrows	(1,867)	(8,501)	10,550
Amounts due to servicer	182	(4,359)	4,012
Net cash provided by (used in) operating activities	27,443	(17,111)	10,973
Investing activities
Proceeds from sale of mortgage and other real estate loans	78,645	12,131	25,422
Additions to mortgage and other real estate loans	(122,988)	(115,852)	(167,009)
Principal received from borrowers	69,196	20,372	8,520
Origination costs on lending investments	201	362	331
Purchase of securities available for sale	(56,201)	(66,168)	(95,867)
Proceeds from sale of securities available for sale	7,939	5,787	55,868
Principal amortization on securities available for sale	1,518	1,541	418
Purchases of real estate investments	(329,751)	(530,593)	(174,351)
Real estate improvements, additions and construction in progress	(8,188)	(3,825)	(174)
Deposits on potential equity investments	(16,445)	(14,700)	(2,500)
Return of deposits on equity investments	16,045	16,600	–
Purchase of other investments	–	(930)	–
Purchases of furniture, fixtures, equipment and leasehold improvements	(1,825)	(133)	(234)
Net cash used in investing activities	(361,854)	(675,408)	(349,576)
Financing activities
Borrowing under repurchase agreement and other short-term financing obligations	189,521	232,024	135,411
Repayment of repurchase agreement and other short-term financing obligations	(124,001)	(235,890)	(30,344)
Repayments under repurchase agreements to affiliates	–	–	(59,322)
Borrowings from mortgages on real estate investments	217,050	400,552	97,547
Repayments of mortgages on real estate investments	(2,368)	(1,341)	(191)
Borrowings from collateralized debt obligations	–	268,130	–
Borrowings from other long-term debt obligations	–	30,930	–
Debt issuance costs	(1,327)	(7,050)	(344)
Escrows held with mortgage lender	8,695	(9,507)	–
Funds provided by (used in) hedging and risk management activities	421	(11,206)	–
Common stock issued, net of offering costs	59,133	–	222,818
Preferred stock issued, net of offering costs	–	33,657	–
Cash distributions to minority limited partners	(105)	–	–
Dividends paid on common and preferred stock	(27,591)	(19,174)	(2,749)
Reverse merger	–	–	14
Changes in amounts due from affiliates	92	(11)	(38)
Net cash provided by financing activities	319,520	681,114	362,802
Net (decrease) increase in cash and cash equivalents	(14,891)	(11,405)	24,199
Cash and cash equivalents at beginning of period	19,316	30,721	6,522
Cash and cash equivalents at end of period	$4,425	$19,316	$30,721

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued

	Year ended December 31,
(Amounts in thousands)	2006	2005	2004
Supplemental disclosure of cash flow information
Cash paid during the year for interest expense (excluding capitalized interest)	$59,965	$24,165	$2,647
Cash paid for capitalized interest	–	1,589	–
Cash paid during the year for income taxes	–	9	–
Distributions declared but not paid	53	–	–
Dividends declared but not paid	7,529	6,253	4,124
Supplemental disclosure of noncash operating, investing and financing information
Prepaid expenses and other assets reclassified to public offering costs	$–	$–	$1,040
Unrealized (loss) gain on cash flow hedges	(737)	8,098	(7,312)
Unrealized (loss) gain on available-for-sale securities	(2,956)	(561)	8,121
Value of in-place leases and above-market leases acquired	39,619	69,344	13,518
Value of below-market leases acquired	6,465	8,102	7,108
Securities reclassified to mortgage loans held for investment	–	6,932	–
Mortgage notes payable assumed on properties acquired	28,623	41,276	14,190
Operating partnership units issued in connection with an investment	3,000	–	–
Real estate investments consolidated under FIN46	–	81,500	48,000
Real estate investments no longer consolidated under FIN46	–	129,500	–
Mortgage on real estate investments consolidated under FIN46	–	50,887	4,815
Mortgage on real estate investments no longer consolidated under FIN46	–	55,702	–
Depreciation on real estate investments consolidated under FIN46	–	935	–

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

1.  Organization

Capital Lease Funding, Inc. (“CLF, Inc.” and collectively with its majority-owned subsidiaries, the “Company”) is a diversified real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. The Company focuses on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all expenses normally associated with the ownership of the property (such as utilities, taxes, insurance and routine maintenance) during the lease term. The Company also has made and expects to continue to make investments in single tenant properties where the owner has exposure to property expenses when it determines it can sufficiently underwrite that exposure and isolate a predictable cash flow.

The Company invests at all levels of the capital structure of net lease or other single tenant properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased or other single tenant real estate collateral.

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

CLF, Inc. completed its initial public offering of common stock in March 2004, and issued its 8.125% Series A cumulative redeemable preferred stock in a public offering in October 2005. As of December 31, 2006, CLF, Inc. had 34,091,829 shares of common stock and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding. See Note 17.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the assets, liabilities, and results of operations of Caplease, LP prior to March 24, 2004, and CLF, Inc. and its majority-owned subsidiaries and other entities consolidated under FIN 46 thereafter (see Note 26). Results of operations of properties acquired are included in the Consolidated Income Statements from the date of acquisition, except as otherwise provided in Note 26. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

Risks and Uncertainties

In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company’s loans, leases, securities and derivative instruments that results from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in loans, real estate, securities or derivative instruments due to changes in interest rates or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held by the Company. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other relevant information.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

Investments in Mortgage and Other Real Estate Loans

The Company classifies its loans as long-term investments, as its strategy is to hold the loans for the foreseeable future or until maturity. Loans are carried on the Company’s Balance Sheet at cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees). Unearned discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan.

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company evaluates factors such as the present value of future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt. As of December 31, 2006, the Company had no loss allowances on any of the loans in its portfolio.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through December 31, 2006, the Company has assigned no value to tenant relationships on any of its acquisitions.

For property acquisitions where the Company assumes existing mortgage debt, the debt is recorded at its fair value, based on management’s estimate of current market yields available for comparable financing. The Company amortizes any discount or premium as part of interest expense on the related debt using the effective interest method.

Real estate taxes, insurance and interest expense on properties that are under development are capitalized in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”)

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

No. 34, Capitalization of Interest Cost and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

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

Securities Available for Sale

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies securities which it intends to hold for an indefinite period of time as securities available for sale. These securities are reported at fair value on the Company’s consolidated balance sheets, with unrealized gains and losses included in other comprehensive income, and other than temporary impairments included in current earnings on the Consolidated Income Statement. Purchase premiums and discounts are amortized as a component of interest income using the effective interest method over the terms of the securities. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been below cost, (2) the financial condition and near-term prospects of the underlying credit and (3) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value. The Company had losses on securities charged to the Income Statement of $907 during the year ended December 31, 2006, $2,372 during the year ended December 31, 2005, and $247 during the year ended December 31, 2004.

Structuring Fees Receivable

Structuring fees receivable represent fees which the Company is entitled to receive over time for structuring, originating and/or selling loans and are initially recorded at the discounted value of expected cash receipts, and periodically evaluated for impairment. In accordance with Staff Accounting Bulletin No. 104, fee revenue is recognized as earned when the following criteria are met: (i) evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. The Company amortizes the receivable balance as cash is collected, allocating the cash received to principal and interest.

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

Sale of Commercial Mortgage Loans

Prior to its initial public offering in March 2004, the Company sold a majority of its mortgage loans. Since its initial public offering, the Company’s portfolio business strategy has contemplated selling only a limited number of mortgage loans. The Company does not retain servicing rights for sold loans. When the Company sells mortgage loans, it derecognizes assets sold, records assets received or retained and records a gain or loss on sale. The asset received is generally cash. In certain sale transactions, the Company retains a small cash flow interest in the loans being sold. The Company accounts for sales of mortgage loans in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Derivative and Other Risk Management Transactions

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The Company measures derivative instruments at fair value and records each as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.

Since its conversion to a REIT in March 2004, the Company’s hedging strategy has been to use forward starting interest rate swaps to hedge the value of changes in the interest-related cash outflows on forecasted future borrowings. These interest rate swaps, to the extent that the Company has designated them and they qualify as part of a hedging relationship, are treated as cash flow hedges in accordance with SFAS 133. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

into earnings when the hedged item affects earnings. Ineffective portions of hedges are recognized in earnings in the affected period.

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

Gains are recognized on the sale of loans and securities in accordance with the requirements of SFAS No. 140. The Company may from time to time split its mortgage loan investments into two notes-a real estate note and a corporate credit note. In these instances, the Company will generally sell the real estate note to a third party and retain the corporate credit note in portfolio. The Company computes gain on these sales by comparing the sales proceeds on the note sold to its cost basis. The Company computes its cost basis on the note sold by allocating the entire basis in the loan between the two notes based on the present value of expected cash flows on each note. In computing present values, management estimates a discount rate based on a benchmark rate plus a market spread based on the credit of the underlying tenant. These estimates reflect market rates that management believes are reasonable. However, the use of different estimates could have an impact on the calculation of gain on sale revenue.

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

Costs incurred by the Company for lease enhancement mechanisms as part of the Company’s lending programs are typically charged to the borrowers. In instances where costs are not fully absorbed by the borrower, costs are treated in accordance with SFAS No. 91, as a cost of loan origination. Costs for lease enhancement mechanisms for the Company’s owned real properties are treated as a cost of financing and are amortized as part of interest expense over the expected term of the related financing.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its investment in long-lived assets (owned real properties) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the years ended December 31, 2006, 2005 and 2004.

Marketing and Advertising Costs

The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense totaled $544, $615, and $688, in 2006, 2005, and 2004, respectively.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

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

Other Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company recognizes the change in fair value of its securities available for sale through other comprehensive income. In accordance with SFAS No. 133, the Company recognizes the change in fair value, and gains and losses from the effective portion of its cash flow hedges through other comprehensive income. Realized gains and losses from the effective portion of the cash flow hedges related to the Company’s debt issuances are amortized as a component of interest expense over the term of the related financing, using the constant interest method.

Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income allocable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. For the 2006 period, the Company’s computation of diluted EPS included 6,000 shares which the Company agreed in September 2006 to issue to an employee if a service condition is satisfied on January 2, 2007. The service condition was satisfied and the shares were issued on January 2, 2007.

The following summarizes the Company’s EPS computations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 (in thousands, except per share amounts):

	December 31,
	2006	2005	2004
Net income allocable to common stockholders	$4,405	$4,569	$1,360
Weighted average number of common shares outstanding, basic	31,939	27,784	22,125
Weighted average number of common shares outstanding, diluted	31,941	27,784	22,125
Earnings per share, basic and diluted	$0.14	$0.16	$0.06
Non-vested shares included in weighted average number of shares outstanding above	588	496	254

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R: (Revised 2004) − Share-Based Payment (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R as of January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company’s consolidated financial statements. See Note 18.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long−lived, non−financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 on January 1, 2006 did not have a material effect on the Company’s consolidated financial statements.

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

Reclassifications

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

4.  Mortgage and Other Real Estate Loans Held for Investment

Mortgage and other real estate loans held for investment at December 31, 2006 and December 31, 2005, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of December 31, 2006, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of December 31, 2006, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	December 31,
	2006	2005
Principal	$272,271	$296,479
Premium	1,814	1,898
Carrying amount of loans	274,085	298,377
Deferred origination fees, net	(915)	(826)
Total	$273,170	$297,551

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing. As of December 31, 2006, these investments aggregated $9,511, and are included in the table above.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower. The Company agreed to fund loans from time to time of up to $12,000 to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. During August 2006, the Company also made a $6,648 bridge loan to an affiliated entity of the credit agreement borrower to support a franchise loan made outside the joint venture. The bridge loan, which was scheduled to mature in December 2006, has been extended until March 2007. As of December 31, 2006, the Company had advanced $5,715 under the revolving credit agreement, and there was $2,648 of

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

principal outstanding under the bridge loan. Loans made under these programs have been classified as mezzanine loans by the Company.

At December 31, 2006, the mortgage and other real estate loans carried interest rates ranging from 5.28% to 10.00%, and at December 31, 2005, the mortgage and other real estate loans carried interest rates ranging from 5.28% to 14.29%. At December 31, 2006 and December 31, 2005, the weighted average effective interest rate on the mortgage and other real estate loans, as measured against the Company’s cost basis, was 6.85% and 6.86%, respectively.

5.  Real Estate Investments

During the year ended December 31, 2006, the Company acquired 11 real estate properties for an aggregate purchase price of approximately $359,000. During the year ended December 31, 2005, the Company acquired 17 real estate properties for an aggregate purchase price of approximately $566,000. There were no dispositions of real estate properties during 2006 or 2005. As of December 31, 2006, one of the Company’s real estate properties was classified as held for sale (see Note 6).

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at December 31, 2006 and December 31, 2005:

	December 31,
	2006	2005
Real estate investments, at cost:
Land	$177,726	$136,566
Building and improvements	852,495	557,248
Intangible assets under SFAS 141	122,481	82,862
Less: Accumulated depreciation and amortization	(37,701)	(11,746)
Real estate investments, net	$1,115,001	$764,930
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$21,674	$15,210
Less: Accumulated amortization	(1,981)	(791)
Intangible liabilities on real estate investments, net	$19,693	$14,419

Acquisition costs capitalized as part of buildings and improvements were $3,583 for the year ended December 31, 2006, and $2,082 for the year ended December 31, 2005. Interest capitalized as part of buildings and improvements was $0 for the year ended December 31, 2006, and $1,589 for the year ended December 31, 2005.

Amounts for accrued rental income and deferred rental income as of December 31, 2006 and December 31, 2005, were as follows:

	December 31,
	2006	2005
Accrued Rental Income	$15,069	$6,708
Deferred Rental Income	160	620

Accrued rental income is included in other assets on the Company’s Consolidated Balance Sheet. Deferred rental income is included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

Amortization of intangible assets and liabilities for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 was as follows:

	December 31,
	2006	2005	2004
Amortization of in-place leases (included in depreciation and amortization expense)	$7,969	$2,925	$295
Amortization of above-market leases (included as a reduction of rental revenue)	504	128	–
Amortization of below-market leases (included as a component of rental revenue)	1,190	711	80

As of December 31, 2006, the Company’s weighted average amortization period on intangible assets was 11.6 years, and the weighted average amortization period on intangible liabilities was 19.3 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
2007	$10,688	$1,423
2008	10,688	1,423
2009	10,688	1,423
2010	10,688	1,423
2011	10,688	1,423
Thereafter	57,221	12,578
	$110,661	$19,693

The Company’s analysis of intangible assets and liabilities acquired in connection with real estate properties acquired during the year ended December 31, 2006 is preliminary.

All of the Company’s owned properties are pledged as collateral for its related long-term financings of those assets, with the exception of the Cott Corporation property in Reading, Pennsylvania, which was not financed as of December 31, 2006. The Company owns and finances each owned property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 13.

During the three months ended December 31, 2006, the Company completed the following real estate acquisitions:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
October	Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	$24,255	November 2016	122,605
October	United States Government	200 McCarty Avenue, Albany, NY	16,350	September 2018	74,300
November	T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	16,195	January 2017	69,287
November	Time Warner Entertainment Company, L.P.	1320 N. Dr. Martin Luther King Jr. Dr., Milwaukee, WI	28,530	December 2016	154,849
December	Johnson Controls, Inc.	6750 Bryan Dairy Road, Largo, FL	27,000	August 2016	307,275
December	AmeriCredit Corp.	4001 Embarcadero Drive, Arlington, TX	43,000	August 2017	246,060
			$155,330

6.  Asset Held for Sale

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company entered into an agreement to

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

sell the property in January 2007, and expects the sale to close in March 2007. Any gain or loss on the sale of the property is expected to be de minimis.

In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as asset held for sale on the December 31, 2006 and December 31, 2005 Consolidated Balance Sheets, and the revenues from the property as income from discontinued operations on the Consolidated Income Statements for the years ended December 31, 2006 and December 31, 2005. Revenue and net income for the Allstate Pittsburgh property were $195 and $195, respectively, for the year ended December 31, 2006, and $6 and $6, respectively, for the year ended December 31, 2005.

7.  Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at December 31, 2006 and at December 31, 2005, consisted of the following:

	Scheduled Maturity	December 31,
	Date	2006	2005
BACM 2006-4, Class H (rated BBB+) Face Amount	Aug 2016	$8,000	$–
BSCMS 1999 CLF1, Class E (rated D) Face Amount	Nov 2023	3,076	3,326
BSCMS 1999 CLF1, Class F (rated NR) Face Amount	N/A	–	2,494
CALFS 1997-CTL1, Class D (rated BB+) Face Amount	Nov 2018	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Jul 2022	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB+) Face Amount	Feb 2023	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated B+) Face Amount	Mar 2024	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Oct 2025	6,383	6,383
NLFC 1999-LTL-1, Class D (rated BBB) Face Amount	Oct 2020	–	5,000
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Feb 2022	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Cost Basis	Jan 2024	7,597	8,434
WBCMT 2004-C15 180D (rated B+) Face Amount	Nov 2009	15,000	15,000
WBCMT 2004-C15 180E (rated B) Face Amount	Nov 2009	8,000	8,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Aug 2016	11,000	–
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated BBB) Face Amount	Sep 2019	428	393
BACMS 2002-2, Class V-2 (Sterling Jewelers) (rated BBB-) Face Amount	Jan 2021	655	602
CVS Corporation (rated BBB+) Face Amount	Jan 2028	19,603	20,000
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BB+) Face Amount	Jan 2020	8,980	–
Koninklijke Ahold, N.V. 7.9% May 2026 (rated BB+) Face Amount	May 2026	23,395	–
Yahoo, Inc. (rated BBB-) Face Amount	Aug 2026	31,953	31,990
Unearned Discount		(15,736)	(21,901)
Cost Basis		176,374	127,761
Net unrealized appreciation on securities held for sale		6,692	9,648
Total		$183,066	$137,409

All Standard & Poor’s ratings in the above table are as of December 31, 2006.

During the quarter ended December 31, 2006, the Company recorded other-than-temporary declines in the fair value of two CMBS bonds, each in the BSCMS trust (Class E and Class F). The losses during the quarter reflect the following developments:

•
The defaulted Winn-Dixie loan in the BSCMS trust was liquidated during the fourth quarter 2006, resulting in a loss to the trust of approximately $3,100, before the impact of expected recoveries in the Winn-Dixie bankruptcy.

•
The trust’s claim for lost rents in the Winn-Dixie bankruptcy was awarded, with the trust entitled to receive a total of 35,727 shares of Winn-Dixie common stock with a fair market value of approximately $482 as of December 31, 2006.

In addition, Winn-Dixie emerged from bankruptcy in November 2006 and the trust’s exposure to the Winn-Dixie bankruptcy has now been eliminated.

The net impact of these developments is expected to result in a write-down of the face amount of the Class F bond by the trust to a de minimis amount (approximately $300). As a result, during the quarter ended December 31, 2006, the Company concluded to write-off its remaining carry value of $300 on its Class F bond and to record a write-down of $367 on

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

the carry value of its Class E bond. Including the $240 loss on the Class F bond recorded in the quarter ended September 30, 2006, the Company recorded total losses on securities of $907 during the year ended December 31, 2006. The 2006 losses are in addition to losses of $369 in 2005 and $247 in 2004 on the Class F BSCMS investment. The Company’s remaining carry value of $1,710 on the BSCMS Class E bond is approximately equal to management’s estimate of the security’s market value.

The Company also recorded other-than-temporary declines in the fair value of two classes of CMLBC 2001 CMLB-1 securities during the year ended December 31, 2005, related to the Winn-Dixie bankruptcy. In the third quarter of 2005, the Company wrote off its entire investment in the CMLBC 2001 CMLB-1, Class K securities ($1,092), and $910 of its carry value on the CMLBC 2001 CMLB-1, Class J securities. These losses resulted primarily from the sale by the CMLBC trust of $22,400 of Winn-Dixie certificates within the trust. The trust undertook these sales to reduce its exposure to assets of Winn-Dixie.

Unrealized gains and losses on securities available for sale at December 31, 2006 and December 31, 2005, included as a component of accumulated other comprehensive income consisted of the following:

	December 31,
	2006	2005
Unrealized gains on securities available for sale	$7,582	$10,002
Unrealized losses on securities available for sale	(890)	(354)

The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2006.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$44,224	$492	2
In unrealized loss position 12 or more months	22,286	398	3

At December 31, 2006, a total of three available for sale securities were in a continuous unrealized loss position for more than 12 months. The securities consist of mortgage backed securities with ratings ranging from B to BBB. These securities have unrealized losses ranging from 0.5% to 2.3% of amortized cost. The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on mortgage-backed securities, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At December 31, 2006 and December 31, 2005, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was approximately 7.6% and 8.2%, respectively.

The following summarizes our sales of securities during the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

	2006	2005	2004
Proceeds from sale	$7,939	$5,787	$55,868
Gain on sale	2,278	174	–

Structuring fees receivable of $3,253 and $3,862 at December 31, 2006 and December 31, 2005, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

8.  Joint Venture Investments

In December 2006, the Company entered into an agreement pursuant to which it committed to contribute up to $5,000 of capital to a newly formed management company organized to form and manage real estate investment funds offered and sold to European investors, subject to the satisfaction of certain terms and conditions by the principals of the management company. The Company expects its contributions will comprise less than 50% of the total capital contributed to the management company, and will entitle the Company to a 12% agreed return on its investment. As of December 31, 2006, the Company had deposited $385 toward its aggregate $5,000 commitment.

The Company also expects from time to time to source properties for the management company’s investment funds. The Company intends to retain an interest in any property sourced to any investment fund.

9.  Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about the Company financial instruments, whether or not recognized in the Company’s Consolidated Balance Sheet. For certain of the Company’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, the Company derives or estimates fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the derived fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2006, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenant obligors under related leases.

The fair values of cash and cash equivalents, other assets, accounts payable, accrued expenses and other liabilities, and dividends payable approximate their carrying values due to the short maturities of these items.

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2006 and December 31, 2005 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	12/31/2006	12/31/2005	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Assets:
Mortgage and other real estate loans held for investment	$274,085	$298,377	$272,271	$296,479	$277,014	$307,829
Securities available for sale	183,066	137,409	192,111	149,662	183,066	137,409
Structuring fees receivable	3,253	3,862	N/A	N/A	3,253	3,862
Derivative assets	2,333	1,082	127,529	82,852	2,333	1,082
Liabilities:
Repurchase agreements and other short-term financing obligations	195,485	129,965	195,485	129,965	195,485	129,965
Mortgages on real estate investments	794,773	551,844	789,971	546,284	784,802	545,289
Collateralized debt obligations	268,190	268,156	268,500	268,500	258,557	262,955
Other long-term debt	30,930	30,930	30,930	30,930	31,958	30,849
Derivative liabilities	2,405	298	104,190	43,029	2,405	298

The methodologies used and key assumptions made to estimate fair values are as follows:

Mortgage and other real estate loans held for investment—The fair value of our fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

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

December 31, 2006, 2005 and 2004

Structuring fees receivable—The fair value of structuring fees receivable is estimated with a discounted cash flow analysis, utilized scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Repurchase agreements and other short-term financing obligations—Management believes that the stated interest rates (all of which are floating rate, based on short-term interest rates) approximate market rates (when compared to similar credit facilities with similar credit risk). As such, the fair value of these obligations is estimated to be equal to the outstanding principal amount.

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

10.  Other Assets

Other assets as of December 31, 2006 and December 31, 2005 consisted of the following:

	December 31,
	2006	2005
Receivables and accrued interest	$8,681	$6,515
Prepaid expenses and deposits	2,561	2,077
Reserve accounts	10,652	8,131
Escrow held with mortgage lender	812	9,507
Funds with CDO trustee pending distribution or reinvestment	9,734	16,638
Amounts held by servicer	2,107	1,483
Derivative assets	2,333	1,082
Accrued rental income	15,069	6,708
Debt issuance costs, net	7,541	6,975
Other	2,953	1,362
Total	$62,443	$60,478

11.  Repurchase and Other Short-Term Financing Agreements

As of December 31, 2006, the Company had a $250,000 repurchase agreement and a $100,000 real property acquisition facility in place for short-term liquidity requirements with Wachovia Bank, N.A. and its affiliate. Each agreement has a 364-day term, was renewed in August 2006, and is scheduled to expire in August 2007.

The Company’s short-term borrowing arrangements are secured by the assets financed and are fully recourse to its other assets.

In anticipation of our next CDO issuance, in December 2006 Wachovia Bank agreed to temporarily expand the Company’s borrowing capacity under the repurchase agreement to $350,000. This additional capacity is scheduled to expire on the earlier of (i) March 31, 2007 and (ii) the closing of the Company’s next CDO issuance.

Amounts related to the Company’s repurchase agreements as of December 31, 2006 and December 31, 2005, are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

	Dec 31, 2006	Dec 31, 2005
Collateral carry value
Loans	$171,804	$116,881
Securities	82,037	43,785
Total	$253,841	$160,666

Borrowings
Loans	$133,076	$94,341
Securities	62,409	35,624
Total	$195,485	$129,965

The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day LIBOR) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreements for the years ended December 31, 2006 and December 31, 2005, are as follows:

	Dec 31, 2006	Dec 31, 2005
Wachovia-mortgage loan repurchase agreements	6.03%	4.13%
Wachovia-CMBS repurchase agreements	5.79%	4.12%

As of December 31, 2006 and December 31, 2005, the 30-day LIBOR rate was 5.32% and 4.39%, respectively.

The Company is required to pay interest on its acquisition line borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread (ranging from 95 to 225 basis points). As of December 31, 2006, the Company had no borrowings under the real property acquisition facility.

The Company is required to comply with the following financial covenants under its short-term financing agreements: minimum liquidity, minimum tangible net worth and maximum leverage.

12.  Risk Management Transactions

The Company’s objectives in using derivatives include adding stability to interest expense and managing its exposure to interest rate movements. The Company uses forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of December 31, 2006, the Company was hedging its exposure to such variability through October 2016. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions, as of December 31, 2006 and December 31, 2005, are as follows:

	December 31, 2006		December 31, 2005
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$231,719	$(72)	$125,881	$784

At December 31, 2006 and December 31, 2005, the Company had hedged the following future borrowings:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

	December 31,
	2006	2005
Future borrowings (principal amount)	$231,719	$125,881

At December 31, 2006 and December 31, 2005, derivatives with a fair value of $2,405 and $298, respectively, were included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet. At December 31, 2006 and December 31, 2005, derivatives with a fair value of $2,333 and $1,082, respectively, were included in other assets on the Company’s Consolidated Balance Sheet.

Net realized gains and losses on qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Income Statement over the expected term of the Company’s related debt issuances. For the years ended December 31, 2006 and December 31, 2005, the Company had net realized gains and (losses) of $421 and $(11,206), respectively, related to cash flow hedges. For the years ended December 31, 2006 and December 31, 2005, the Company reclassified $1,173 and $877, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, the Company estimates that $1,239 of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

The change in net unrealized gains and (losses) of $(737) and $8,098 in the years ended December 31, 2006 and December 31, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

The Company had net income due to hedge ineffectiveness of $413 and $159 for the year ended December 31, 2006 and December 31, 2005, respectively. These amounts are included in (gain) loss on derivatives on the Consolidated Income Statements.

Consistent with the cash flows of the related financing, the Company classifies the cash flows from derivatives that are accounted for as cash flow hedges as a financing activity on the Consolidated Statements of Cash Flows.

13.  Long-Term Debt

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

Mortgages Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

	Dec 31, 2006		Dec 31, 2005
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Effective Rate (1)	Maturity

Choice Hotels International, Inc., Silver Spring, MD	$31,653	$31,653	$32,199	$32,199	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,575	13,575	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,925	20,925	20,925	20,925	5.24%	5.29%	May 2013
Aon Corporation, Glenview, IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov 2014
Cadbury Schweppes Holdings (US), Whippany, NJ	35,614	35,614	36,000	36,000	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,700	41,700	41,700	41,700	5.33%	5.40%	Jun 2015
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,244	15,244	15,244	15,244	5.11%	5.16%	Aug 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	64,883	64,883	65,188	65,188	5.32%	5.56%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	71,625	71,625	-	-	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	6,869	7,172	7,317	7,670	7.30%	6.41%	Apr 2016
Pearson Plc., Lawrence, KS	16,025	16,025	-	-	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittown, PA	14,794	14,794	-	-	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	-	-	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,919	2,059	2,046	2,208	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	-	-	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	-	-	5.63%	5.68%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	-	-	5.55%	5.59%	Dec 2016
Johnson Controls, Inc., Largo, FL	16,200	16,200	-	-	5.48%	5.52%	Jan 2017
AmeriCredit Corp., Arlington, TX	29,005	28,623	-	-	5.28%	5.56%	Sep 2017
Walgreen Co., Portsmouth, VA	3,190	3,391	3,304	3,525	7.20%	6.18%	Jul 2018
United States Government (EPA), Kansas City, KS	21,095	24,626	21,395	25,151	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,669	15,678	14,670	15,738	6.28%	5.52%	Jan 2024
Total	$789,971	$794,773	$546,284	$551,844

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 5 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,147,232 at December 31, 2006 and $776,676 at December 31, 2005.

Collateralized Debt Obligations

In March 2005, the Company completed its first collateralized debt obligation, or CDO. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets into the pool, and created $285,000 face amount of multi-class notes and $15,000 of preferred equity through the CDO trust. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the assets in the pool. The following table summarizes the assets in the Company’s portfolio posted as CDO collateral as of December 31, 2006.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

Carry Value
Long-Term Mortgage Loans	$156,124
Corporate Credit Notes	11,468
CMBS and Other Real Estate Securities	78,699
Total	$246,291

The table does not include approximately $47,454 of intercompany mortgage notes that are eliminated from the Company’s balance sheet in consolidation.

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

The principal amount of the junior subordinated notes of $30,930 is reported as other long-term debt on the Company’s Consolidated Balance Sheet beginning with December 31, 2005. However, because the Company is not deemed to be the primary beneficiary of the trust under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, the Company’s investment in the trust is not eliminated from the Company’s financial statements in consolidation. Instead, the Company records its investment in the trust’s common shares of $930 as part of other assets on the Company’s Consolidated Balance Sheet.

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

Scheduled principal amortization and balloon payments for all long-term debt for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
2007	$5,171	$–	$5,171
2008	7,527	-	7,527
2009	9,255	-	9,255
2010	34,081	-	34,081
2011	24,713	-	24,713
Thereafter	133,236	879,911	1,013,147
	$213,983	$879,911	$1,093,894

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

14.  Related Party Transactions

During March 2006, the Company participated in a recapitalization of the debt and equity invested in an office building in Wilmington, Delaware, leased to Hercules Incorporated. The recapitalization was the final step of a multi-step transaction in which the Company financed in part the purchase of the property by a third party borrower. In the recapitalization, the Company made a $78,000 first mortgage loan on the property (which it sold in a gain-on-sale transaction at closing) and a $20,000 corporate credit note investment secured by the property, and its $27,322 mezzanine loan to and $8,695 preferred equity investment in the borrower, which financed in part the borrower’s purchase of the property in 2005, was redeemed. One of CLF, Inc.’s Board members, Jeffrey Rogatz, also provided pari passu preferred equity financing to the borrower of $250 that was redeemed in connection with the recapitalization.

In February 2001, the Company originated a net lease loan on a real property owned by a limited partnership in which certain executive officers of the Company have an indirect ownership interest. The loan was sold to Wachovia in February 2001, and the limited partnership agreed to pay the Company an advisory fee from the rent payable by the tenant at the real property in the amount of approximately $66 a month until November 2010. The Company recognized a gain on the sale of the mortgage loan of $4,963. An affiliate of the limited partnership is also a party to a management agreement with the tenant for the operation of the property, and another affiliate of the limited partnership subleases a portion of the leased building from the tenant at a nominal amount. No failure to perform under the management agreement or sublease entitles the tenant to any rent abatement or termination under the lease. Interest income earned on the structuring fee receivable totaled approximately $233, $273 and $312, during the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively, and is included in interest income in the Consolidated Income Statements.

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

For the year ended December 31, 2003, the Company classified Wachovia Bank as a related party, because of its affiliate’s approximately 26.7% ownership in Caplease, LP. Subsequent to the Company’s initial public offering, this ownership was reduced to less than five percent, and as such, the Company no longer classifies Wachovia Bank as a related party.

Approximately $0 and $92 in notes payable were due from employees as of December 31, 2006 and December 31, 2005, respectively.

15.  Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on its business, results of operations or financial condition.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At December 31, 2006, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. This loan was liquidated by the trust in the fourth quarter of 2006. Management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $102, $102 and $100 for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

The Company had outstanding commitments to fund loans of approximately $12,000 related to its credit agreement to support YUM! Brands, Inc. franchise loans as of December 31, 2006. As of December 31, 2006, advances of $5,715 had been made against these commitments.

As of December 31, 2006, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines. The future minimum lease payments under these lease agreements at December 31, 2006 were:

2007	$738
2008	736
2009	734
2010	732
2011	753
Thereafter	1,317
$5,010

Included in general and administrative expense is rent expense of approximately $642, $619 and $510 (net of sublease income of $0, $5 and $60) for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812. During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of December 31, 2006, none of these funds have been disbursed.

As discussed under Note 8 above, the Company has agreed to contribute up to $5,000 of capital to a newly formed management company organized to form and manage real estate investment funds offered and sold to European investors, subject to the satisfaction of certain terms and conditions by the principals of the management company. As of December 31, 2006, the Company had deposited $385 toward its aggregate $5,000 commitment.

16.  Minority Interests

As of December 31, 2006, Caplease, LP had issued and outstanding 263,157 common units of limited partnership to a minority interest holder. All of these units were issued in connection with the acquisition of a property purchased in June 2006 (see the Company's Form 10-Q for the quarter ended June 30, 2006 for more detail). Beginning on June 13, 2008, the units of limited partnership are redeemable by the holder, at its option, on the basis of one unit for either one share of CLF, Inc. common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

Cash distributions by Caplease, LP will be paid in the following priority: first, to the minority interest holder until such holder receives the amount it would have received if the holder's units of limited partnership interest were converted to an equal number of shares of CLF, Inc. common stock, and then, to CLF, Inc. Simultaneous with CLF, Inc.'s common stock dividend on July 17, 2006, October 16, 2006 and January 17, 2007 (see Note 17 below), the minority interest holder was paid a cash dividend of $0.20 per limited partnership unit.

Net income has been allocated to the minority interest holder on an "as converted" basis. In other words, the limited partnership units are treated as converted to shares of CLF, Inc. common stock, and the minority interest holder is allocated a percentage of the Company's net income based on its percentage of as converted common shares outstanding. In addition, a weighted average is used for units outstanding for less than a full period.

17.  Stockholders’ Equity

Stock Issuances

CLF, Inc.’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of December 31, 2006, CLF, Inc. had issued and outstanding 34,091,829 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

During May 2006, CLF, Inc. issued 5,747,000 shares of common stock in a public offering at a price to the public of $10.55 per share, for net proceeds of approximately $57,282.

In November and December 2006, CLF, Inc. issued an aggregate of 160,900 shares of common stock in a public offering at an average price to the public of $11.91 per share, for net proceeds of approximately $1,851.

In March 2004, CLF, Inc. issued 23,000,000 shares of common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222,000. Also in March 2004, in connection with CLF, Inc.’s acquisition of Caplease, LP, CLF, Inc. issued 3,968,800 shares of its common stock to the former owners of Caplease, LP.

In November 2003, CLF, Inc. issued 139,134 shares of its common stock to certain current and former employees of Caplease, LP.

Since CLF, Inc.’s initial public offering and through December 31, 2006, it has issued an aggregate of 1,075,995 shares of common stock (net of forfeitures) to its directors, executive officers and other employees pursuant to the Company’s stock incentive plan (see Note 18 below).

In October 2005, CLF, Inc. issued 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share. The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $33,657.

The Series A preferred stock ranks senior to CLF, Inc.’s common stock and junior to all of the Company’s existing and future indebtedness. Investors in the Series A preferred stock are entitled to receive cumulative cash distributions at a rate of 8.125% per annum of the $25.00 liquidation preference per share (equivalent to $2.03125 per annum per share). The annual dividend rate will increase to 9.125% if the Series A preferred stock is delisted from the New York Stock Exchange following a change of control of CLF, Inc.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

The following table summarizes the dividend history on shares of CLF, Inc. common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
3/31/2005	3/31/2005	4/15/2005	$0.18	$5,018
6/30/2005	6/30/2005	7/15/2005	0.18	5,016
9/30/2005	9/30/2005	10/17/2005	0.18	5,016
12/31/2005	12/30/2005	1/17/2006	0.20	5,574
3/31/2006	3/31/2006	4/17/2006	0.20	5,636
6/30/2006	6/30/2006	7/17/2006	0.20	6,783
9/30/2006	9/29/2006	10/16/2006	0.20	6,785
12/31/2006	12/29/2006	1/16/2007	0.20	6,818

The following table summarizes the dividend history on shares of CLF, Inc. Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2005	12/30/2005	1/17/2006	$0.4852400	$679
3/31/2006	3/31/2006	4/17/2006	0.5078125	711
6/30/2006	6/30/2006	7/17/2006	0.5078125	711
9/30/2006	9/29/2006	10/16/2006	0.5078125	711
12/31/2006	12/29/2006	1/16/2007	0.5078125	711

18.Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan, inclusive of 1,250,000 shares approved by the Company’s stockholders at the Company’s annual stockholder meeting held on June 14, 2006. As of December 31, 2006, the Company had awarded 1,075,995 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has also agreed to award an employee 6,000 shares of common stock under the stock plan if a service condition is satisfied as of January 2, 2007. The service condition was satisfied and the shares were issued on January 2, 2007. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

A summary of the Company’s activity under the stock plan during the year ended December 31, 2006, is presented below:

	Number of Shares
Stock Awards at January 1, 2006	760,546
Granted During the Year Ended December 31, 2006	332,450	(1)(2)
Forfeited During the Year Ended December 31, 2006	(11,001)
Stock Awards at December 31, 2006	1,081,995
_______________
(1)
Shares are scheduled to vest between March 2007 and March 2011, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CLF, Inc.’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 133,500 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CLF, Inc.’s Compensation Committee.

(2)
Includes 6,000 shares the Company has agreed to issue on January 2, 2007 if an employee satisfies a service condition. Pursuant to SFAS 123R, the grant date for these shares occurred in September 2006 when the Company agreed to issue the shares. The service condition was satisfied and the shares were issued on January 2, 2007.

A summary of the status of unvested shares for years ended December 31, 2005 and December 31, 2006, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2005	254,186	254,186	$10.50
Current period awards	383,500	259,056	10.98
Vested	(135,319)	(135,319)	10.60
Forfeited	(6,720)	(6,720)	10.80
Nonvested at December 31, 2005	495,647	371,203	10.83
Current period awards	332,450	243,450	11.07
Prior period awards	N/A	62,222	10.66
Vested	(228,983)	(228,983)	10.72
Forfeited	(11,001)	(11,001)	11.02
Nonvested at December 31, 2006	588,113	436,891	10.99

As the above table indicates, not all Company share awards have been valued for purposes of SFAS 123R, as the Company’s stock awards include shares awarded with vesting dependant upon satisfaction of performance criteria and with the performance criteria on a portion of the shares to be determined in the future. “Prior period awards” represent share awards made in a prior period which have been valued for purposes of SFAS 123R in the current period when the CLF, Inc. Compensation Committee determined the performance criteria.

As of December 31, 2006, $2,818 of deferred compensation expense was included in the Company’s Consolidated Balance Sheet as a component of additional paid in capital. This amount is expected to be charged to the Company’s Consolidated Income Statement over the remaining vesting period (through March 2011). As of December 31, 2006, the amount of deferred compensation expense for awards of 62,222 shares made in 2005 and 89,000 shares made in 2006 has not yet been measured and included as a component of additional paid in capital because the grant date (as defined under SFAS 123R) has not yet occurred.

The following summarizes the expense the Company recorded in its Consolidated Income Statement during the years ended December 31, 2006, December 31, 2005 and December 31, 2004, for stock-based compensation:

	December 31,
	2006	2005	2004
General and administrative expenses-stock based compensation	$2,621	$2,235	$3,825

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

On November 17, 2003, CLF, Inc. sold 139,134 shares of its common stock to certain current and former employees of Caplease, LP for $0.10 per share. The Company recorded no compensation expense in connection with the issuance of the 139,134 shares, since the fair value of the stock on the date of sale was equal to the $0.10 per share purchase price. Upon completion of CLF, Inc.’s initial public offering on March 24, 2004, the difference between the public offering price per share of $10.50 and the price at which these individuals purchased the shares was recognized as a $1,447 expense (a component of General and administrative-stock based compensation expense) in the Company’s Consolidated Income Statement.

19.  Other Comprehensive Income.

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

	December 31, 2006	December 31, 2005
Net unrealized gains on securities	$6,692	$9,648
Net unrealized gains on derivatives	48	786
Net realized losses on derivatives	(11,000)	(12,182)
Accumulated other comprehensive loss	$(4,260)	$(1,748)

20.  Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2026. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2006, are as follows:

2007	$84,899
2008	85,909
2009	84,382
2010	82,555
2011	83,433
Thereafter	626,982
$1,048,160

21.  Concentration Risks

The Company relies on Wachovia Bank to provide the majority of its cash for financing its portfolio investments, including through short-term borrowing facilities to facilitate the Company’s portfolio origination and mortgage financings on its owned real properties. Deterioration in the financial condition of Wachovia Bank could have a negative impact on the Company’s ability to continue to make asset investments. However, management is confident that alternative funding sources could be obtained with substantially similar terms. As of December 31, 2006, Wachovia carried an AA- rating from Standard & Poor’s.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

22.  401(k) Plan

The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. For the years ended December 31, 2006, December 31, 2005 and December 31, 2004, the Company made matching contributions of $197, $228 and $241, respectively.

23.  Pro Forma Condensed Consolidated Income Statements (Unaudited)

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

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at January 1, 2005, nor do they purport to represent the Company’s future results of operations.

	For the twelve months ended December 31,
	2006	2005
Total revenues	$142,773	$128,497
Income from continuing operations	8,759	8,492
Income per basic and diluted common share from continuing operations	0.27	0.31
Net income allocable to common stockholders	6,110	7,937
Net income per basic and diluted common share	0.19	0.29

24.  Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders. SFAS No. 131 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: operating real estate (including its investments in owned properties) and lending investments (including its loan investments as well as its investments in securities). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations for the years ended December 31, 2006 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$811	$88,002	$35,966	$124,780
Total expenses and minority interest	14,901	82,754	20,070	117,726
Income (loss) from continuing operations	(14,090)	5,248	15,896	7,054
Total assets	30,219	1,152,348	461,732	1,644,300

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

Selected results of operations for the years ended December 31, 2005 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$1,090	$44,352	$27,609	$73,052
Total expenses and minority interest	12,493	39,254	16,181	67,928
Income (loss) from continuing operations	(11,402)	5,098	11,428	5,124
Total assets	48,007	797,945	440,536	1,286,488

Selected results of operations for the year ended December 31, 2004 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$603	$6,356	$14,045	$21,004
Total expenses and minority interest	11,869	4,206	3,569	19,644
Income (loss) from continuing operations	(11,266)	2,150	10,476	1,360
Total assets	31,454	247,325	302,923	581,702

25.  Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial data for the Company for 2006 and 2005.

	Revenue	Net income (loss) applicable to common shares	Basic and diluted income (loss) per common share
2006
December 31	$35,230	$1,244	$0.04
September 30	30,947	776	0.02
June 30	30,255	744	0.02
March 31	28,348	1,641	0.06
2005
December 31	24,572	1,067	0.04
September 30	21,185	(273)	(0.01)
June 30	15,388	1,554	0.06
March 31	11,908	2,222	0.08

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding.

26.  Variable Interest Entities

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

December 31, 2006, 2005 and 2004

If an entity is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the entity is considered the primary beneficiary and must consolidate the VIE.

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded two such loans as of December 31, 2006, with an aggregate unpaid principal amount of approximately $1,148 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

As of December 31, 2005, the Company had invested $36,395 in an office building in Wilmington, Delaware, leased to Hercules Incorporated, including a $27,700 mezzanine loan and a $8,695 preferred equity investment. As of December 31, 2005, the Company determined that its borrower was a VIE under FIN 46, but the Company did not consolidate the borrower because the Company concluded it was not the primary beneficiary of the VIE. During March 2006, the property was recapitalized and the Company’s mezzanine loan and preferred equity investment were retired. The Company participated in the recapitalization by making a first mortgage loan on the property (which was simultaneously resold in a gain on sale transaction) and a corporate credit note investment secured by the property. Upon completion of the recapitalization, the Company’s aggregate investment in the property was $20,000, and the Company concluded its borrower was not a VIE under FIN 46.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company is generally required to make advances simultaneous with the borrower’s capital contributions to the joint venture to fund the underlying franchise loans. As of December 31, 2006, the Company had advanced $5,715 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a limited guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

Based on the provisions of FIN 46, the Company concluded to consolidate at December 31, 2004 the Cadbury property in Whippany, New Jersey that it acquired in January 2005, and to consolidate at June 30, 2005 the U.S. Government/National Institutes of Health (“NIH”) property in North Bethesda, Maryland that it acquired in September 2005. The Company did so because it concluded based on an analysis of FIN 46 that the purchase price deposit that it had funded into escrow under its purchase and sale agreement ($2,000 in the case of Cadbury and $4,000 in the case of NIH) made the Company the primary beneficiary of the expected losses of the property owner. The Company’s maximum exposure to loss as a result of its involvement with these VIEs was the amount of its deposit. Creditors of the VIEs have no recourse against the Company.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2006, 2005 and 2004

27.  Subsequent Events

During the first quarter of 2007, the Company completed two real property acquisitions, for an aggregate purchase price of approximately $58,000. Each property is leased for a remaining lease term of at least ten years to a single tenant with an investment grade credit rating from Standard & Poor’s.

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation

December 31, 2006
(amounts in thousands)

Schedule III

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
Abbott Laboratories, Columbus, OH	$7,775	$1,025	$10,066	$-	$-	$1,025	$10,066	$11,091	$542	1980, renovated in 2003-2004	11/5/2004	40 years
Abbott Laboratories, Waukegan, IL	17,570	2,500	15,430	-	-	2,500	15,430	17,930	538	2000	8/9/2005	40 years
Aetna Life Insurance Company, Fresno, CA	20,416	3,000	19,462	-	-	3,000	19,462	22,462	98	1 story office 1969, 2 story office 1984, 2 story parking 1997, interior renovated in 2000	10/19/2006	40 years
Allstate Insurance Company, Charlotte, NC	24,477	7,100	14,594	-	-	7,100	14,594	21,694	376	1973, renovated in the 1990s	12/21/2005	40 years
Allstate Insurance Company, Roanoke, VA	26,059	3,200	20,930	-	-	3,200	20,930	24,130	539	1967/70, with an addition in 1981	12/21/2005	40 years
AmeriCredit Corp., Arlington, TX	35,514	5,820	32,212	-	-	5,820	32,212	38,032	9	1999	12/28/2006	40 years
AMVESCAP PLC, Denver, CO	58,888	7,200	55,395	-	-	7,200	55,395	62,595	1,081	2001	3/23/2006	40 years
Aon Corporation, Glenview, IL	72,864	11,000	68,591	-	29	11,000	68,620	79,620	4,061	1975, renovated in 1999	8/19/2004	40 years
Baxter International, Inc., Bloomington, IN	6,661	1,200	9,181	-	-	1,200	9,181	10,381	509	1996, renovation and warehouse addition in 2004	10/13/2004	40 years
Cadbury Schweppes Holdings (US), Whippany, NJ	39,028	6,300	38,994	-	1,217	6,300	40,211	46,511	1,507	2005	1/6/2005	40 years
Capital One Financial Corporation, Plano, TX	23,489	6,670	18,816	-	-	6,670	18,816	25,486	717	1999	6/23/2005	40 years
Choice Hotels International, Inc., Silver Spring, MD	31,653	5,500	36,806	-	57	5,500	36,863	42,363	1,938	Building 10720 - 1981, 10750 - 1971, 10770 - 1986	11/23/2004	40 years
Cott Corporation, Reading, PA	-	1,550	2,810	-	-	1,550	2,810	4,360	30	1969, renovated in 1975, 1987 & 1997	7/28/2006	40 years
Crozer-Keystone Health System, Ridley, PA	4,104	-	5,015	-	864	-	5,879	5,879	326	1977, renovated in 2004	8/9/2004	40 years
CVS Corporation, Randolph, MA	8,943	6,300	7,801	-	-	6,300	7,801	14,101	440	1965, renovated in the 1980s and 1993	9/29/2004	40 years
Farmers New World Life Insurance Company, Mercer Island, WA	32,968	24,000	10,035	-	-	24,000	10,035	34,035	258	1982	12/22/2005	40 years
ITT Industries, Inc., Herndon, VA	47,629	5,300	40,221	-	9,528	5,300	49,749	55,049	1,678	1999, interior renovated 2005-2006	5/23/2005	40 years
Johnson Controls, Inc., Largo, FL	23,152	4,600	18,168	-	-	4,600	18,168	22,768	24	1963 & 2001	12/12/2006	40 years
Koninklijke Ahold, N.V., Levittown, PA	16,484	4,000	15,789	-	-	4,000	15,789	19,789	217	2006	6/13/2006	40 years
Lowes Companies, Inc., Aliso Viejo, CA	45,395	26,600	20,829	-	2	26,600	20,831	47,431	831	1965, renovated in 2004 and 2005	5/31/2005	40 years
Omnicom Group, Inc., Irving, TX	14,802	2,620	11,800	-	-	2,620	11,800	14,420	450	1998	6/23/2005	40 years
Pearson Plc., Lawrence, KS	17,570	1,140	16,557	-	-	1,140	16,557	17,697	298	1997	4/12/2006	40 years
T-Mobile USA, Inc., Nashville, TN	10,885	2,450	11,774	-	-	2,450	11,774	14,224	38	2002	11/14/2006	40 years
Tiffany & Co., Parsippany, NJ	62,475	7,400	62,150	-	47	7,400	62,197	69,597	1,957	Office & Warehouse - 1996-1997, Warehouse Mezzanine - 2000, Garage - 2001, East Wing Office - 2002	9/28/2005	40 years
Time Warner Entertainment Company, L.P., Milwaukee, WI	24,678	2,300	22,299	-	-	2,300	22,299	24,599	51	1903, renovated in 2001	11/28/2006	40 years
TJX Companies, Inc., Philadelphia, PA	80,698	6,100	79,734	-	-	6,100	79,734	85,834	1,613	2001	3/10/2006	40 years
United States Government (DEA), Birmingham, AL	12,494	1,000	11,643	-	258	1,000	11,900	12,900	312	2005	8/11/2005	40 years
United States Government (EPA), Kansas City, KS	24,626	250	29,476	-	-	250	29,476	29,726	1,018	2003	8/11/2005	40 years
United States Government (FBI), Albany, NY	14,401	3,000	12,794	-	-	3,000	12,794	15,794	59	1998	10/25/2006	40 years
United States Government (FBI), Birmingham, AL	20,697	2,200	20,171	-	-	2,200	20,171	22,371	701	2005	8/11/2005	40 years
United States Government (NIH), N. Bethesda, MD	64,883	10,350	61,512	-	-	10,350	61,512	71,862	2,016	1989	9/9/2005	40 years
United States Government (OSHA), Sandy, UT	15,680	1,750	18,484	-	-	1,750	18,484	20,234	642	2004	8/11/2005	40 years
United States Government (SSA), Austin, TX	6,112	1,100	4,327	-	185	1,100	4,511	5,611	116	2005	8/11/2005	40 years
United States Government (VA), Ponce, PR	7,172	2,120	10,252	-	-	2,120	10,252	12,372	555	2000	11/1/2004	40 years
Walgreen Co., Pennsauken, NJ	2,059	463	2,629	-	-	463	2,629	3,092	142	1996	11/1/2004	40 years
Walgreen Co., Portsmouth, VA	3,390	618	3,562	-	(1)	618	3,563	4,181	194	1998	11/1/2004	40 years
	$925,691	$177,726	$840,309	$-	$12,186	$177,726	$852,495	$1,030,221	$25,881

Capital Lease Funding, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)
Schedule III—(Continued)

Real estate
Balance-January 1, 2004		$-
Additions during the year
Property acquisitions	182,131
Costs capitalized subsequent to acquisition	174
Balance-December 31, 2004		$182,305
Property acquisitions	508,597
Costs capitalized subsequent to acquisition	2,912
Balance-December 31, 2005		$693,814
Property acquisitions	324,221
Costs capitalized subsequent to acquisition	12,186
Balance-December 31, 2006		$1,030,221

Accumulated depreciation
Balance-January 1, 2004		$-
Additions during the year:
Depreciation on property	1,281
Balance-December 31, 2004		$1,281
Additions during the year:
Depreciation on property	7,118
Balance-December 31, 2005		$8,399
Additions during the year:
Depreciation on property	17,482
Balance-December 31, 2006		$25,881

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Mortgage and Other Real Estate Loans

December 31, 2006
(amounts in thousands)

Schedule IV
Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	6.50%	Nov 2022	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	$1,971	$1,971
Bank of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,469	3,469
Best Buy Co., Inc.	Chicago, IL	6.40%	Mar 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	18,038	18,038
City of Jasper, Texas	Jasper, TX	7.00%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,673	1,624
CVS Corporation	Asheville, NC	6.53%	Jan 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,255	2,317
CVS Corporation	Oak Ridge, NC	6.99%	Aug 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,097	3,097
CVS Corporation	Bangor, PA	6.28%	Jan 2026	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,353	2,312
CVS Corporation	Athol, MA	6.46%	Jan 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,423	1,424
CVS Corporation	Washington, DC	8.10%	Jan 2023	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,434	2,600
CVS Corporation	Bluefield, WV	8.00%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,284	1,402
CVS Corporation	Sunbury, PA	7.50%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,603	1,564
CVS Corporation	Southington, CT	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,703	1,899
CVS Corporation	Willimantic, CT	8.26%	Jan 2023	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,961	2,194
CVS Corporation	Stow, OH	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,301	2,565
CVS Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	1,355	1,355
CVS Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,521	2,521
Harris Bankcorp, Inc.	Chicago, IL	6.81%	Aug 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,388	4,388
Home Depot USA, Inc.	Tullytown, PA	6.62%	Jan 2033	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,419	8,419
Home Depot USA, Inc.	Chelsea, MA	5.36%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,384	8,384
Kohls Corporation	Chicago, IL	6.69%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	47,517	47,517
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,005	3,063
Koninklijke Ahold, N.V.	North Kingstown, RI	7.50%	Nov 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,549	6,529
Koninklijke Ahold, N.V.	Tewksbury, MA	7.50%	Jan 2027	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,444	6,439
Koninklijke Ahold, N.V.	Upper Darby Township, PA	7.29%	Apr 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,503	6,215
Lowes Companies, Inc.	Framingham, MA	5.87%	Sep 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	27,829	27,829
Lowes Companies, Inc.	Matamoras, PA	6.61%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,119	7,119
National City Bank	Chicago, IL	5.89%	Dec 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,005	3,084
Natural Gas Pipeline Company of America	Lombard, IL	5.97%	Jun 2007	Principal and Interest are payable semi-annually at a varying amount, over the life to maturity	N/A	4,202	4,202
Neiman Marcus Group, Inc.	Las Vegas, NV	6.06%	Nov 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,830	7,426
United States Postal Service	Scammon Bay, AK	7.05%	Oct 2021	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	921	940
University of Connecticut Health Center	Farmington, CT	6.34%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	21,537	22,333
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	5,260	5,260
Walgreen Co.	Nacogdoches, TX	6.80%	Sep 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,629	3,629
Walgreen Co.	Montebello, CA	6.10%	Feb 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,548	4,548
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,418	3,418
						228,948	231,094

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	6.50%	Sep 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	327	297
Albertsons, LLC	Norwalk, CA	6.33%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	359	355
Best Buy Co., Inc.	Wichita Falls, TX	6.15%	Nov 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	509	485
Best Buy Co., Inc.	Olathe, KS	5.40%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,323	1,270
CVS Corporation	Garwood, NJ	6.12%	Aug 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	644	627
CVS Corporation	Kennett Square, PA	6.40%	Oct 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	566	547
CVS Corporation	Commerce, MI	5.85%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	374	361
CVS Corporation	Knox, IN	7.60%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	192	191
CVS Corporation	Rutherford College, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	274	268
CVS Corporation	Clemmons, NC	5.54%	Jan 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	242	232
CVS Corporation	Rockingham, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	325	318
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	317	310
FedEx Ground Package System, Inc.	Reno, NV	5.90%	Oct 2014	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,143	1,132
FedEx Ground Package System, Inc.	McCook, IL	5.89%	Feb 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,350	2,323
Hercules Incorporated	Wilmington, DE	9.32%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	19,964	19,964
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,070	1,048
PerkinElmer, Inc.	Warwick, RI	7.68%	Jan 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	567	555
PerkinElmer, Inc.	Beltsville, MD	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	419	416
PerkinElmer, Inc.	Daytona Beach, FL	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	190	188
PerkinElmer, Inc.	Phelps, NY	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	177	174
Staples, Inc.	Odessa, TX	6.41%	Sep 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	275	262
Walgreen Co.	Delray Beach, FL	6.20%	Jan 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	405	403
Walgreen Co.	Waterford, MI	5.50%	Jun 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	678	638
Walgreen Co.	Riverside, CA	6.10%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	435	426
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	687	690
						33,812	33,480

Mezzanine and Other Investments
84th Avenue Development, LLC	Tinley Park, IL	10.00%	Mar 2007	Principal and Interest are payable monthly at a varying amount, over the life to maturity	$2,395	498	498
Eden Hylan Seaview LLC	Staten Island, NY	10.00%	Jul 2007	Principal and Interest are payable monthly at a varying amount, over the life to maturity	1,322	650	650
Wemo Franchise Funding LLC	Various	10.00%	Feb 2007	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,648	2,648
West End Mortgage Finance Fund I L.P.	Various	10.00%	Sep 2009	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	5,715	5,715
					3,717	9,511	9,511
Total					$3,717	$272,271	$274,085

(1) The aggregrate cost for federal income tax purposes is $274,085.

Capital Lease Funding, Inc. and Subsidiaries
Schedule of Mortgage and Other Real Estate Loans
December 31, 2006
(amounts in thousands)
Schedule IV—(Continued)

Balance-December 31, 2003		$71,973
Additions during the year:
New mortgage loans	167,009
Mark to fair value	(343)
Fair value hedges allocated to unearned origination discounts and premiums	2,403
Deductions during the year:
Principal received	(8,521)
Loans sold	(24,628)
Balance-December 31, 2004		$207,893
Additions during the year:
New mortgage loans	115,852
Securities reclassified to mortgage loans	6,932
Deductions during the year:
Principal received	(20,372)
Amortization of unearned discounts and premiums	(70)
Loans sold	(11,858)
Balance-December 31, 2005		$298,377
Additions during the year:
New mortgage loans	122,988
Deductions during the year:
Principal received	(69,196)
Amortization of unearned discounts and premiums	(84)
Loans sold	(78,000)
Balance-December 31, 2006		$274,085

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting immediately precedes Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of stockholders.

Because our common stock is listed on the NYSE, Paul H. McDowell, our chief executive officer, certified to the NYSE on June 21, 2006, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of that date. We also have filed as exhibits to this Annual Report on Form 10-K the certifications of our chief executive officer and our chief financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of stockholders.

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

10.1(4)	Master Repurchase Agreement, dated September 22, 2004 between the registrant, Wachovia Bank, National Association, Caplease, LP and Certain Special-Purpose Entity Subsidiaries thereof
10.2(5)	Promissory Note (Note A), dated October 28, 2004, of CLF 1000 Milwaukee Avenue LLC in favor of Wachovia Bank, National Association
10.3(6)	Promissory Note, dated December 9, 2004, of the registrant in favor of Wachovia Bank, National Association
*10.4(7)	Amended and Restated Capital Lease Funding, Inc. 2004 Stock Incentive Plan (Effective June 14, 2006)
*10.5(8)	Form of Non-Employee Director Restricted Stock Award Agreement
*10.6(17)	Form of Executive Officer Restricted Stock Agreement
10.7(9)	Promissory Note, dated February 25, 2005, of CLF Parsippany LLC in favor of Wachovia Bank, National Association
*10.8(10)	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale and Robert C. Blanz, and the registrant
10.9(11)	Real Estate Purchase and Sale Agreement, dated March 2, 2005, by and among Capital Property Associates Limited Partnership, 6116 GP LLC, Capital Property Acceptance LLC, and Caplease, LP
10.10(11)	Indenture, dated as of March 10, 2005, by and among Caplease CDO 2005-1, Ltd., Caplease CDO 2005-1 Corp., Caplease Investment Management, LLC and LaSalle Bank National Association
10.11(12)	Second Amendment to Purchase and Sale Agreement, dated as of April 15, 2005, by and between Caplease, LP and Aliso Commons at Town Center, LLC
10.12(13)	Sales Agreement, dated as of August 15, 2005, between Cantor Fitzgerald & Co. and Capital Lease Funding, Inc.
10.13(13)	Sales Agreement, dated as of August 15, 2005, between Brinson Patrick Securities Corporation and Capital Lease Funding, Inc.
10.14(13)	Amendment No. 1 to Master Repurchase Agreement, dated as of August 16, 2005, by and between Caplease, LP, Capital Lease Funding, Inc., Caplease Services Corp. and Wachovia Bank, National Association
10.15(14)	$75,000,000 Revolving Loan Agreement, dated August 26, 2005, by and among Capital Lease Funding, Inc., Caplease Services Corp., Caplease, LP and Wachovia Bank, National Association
10.16(14)	$25,000,000 Revolving Loan Agreement, dated August 26, 2005, by and among Capital Lease Funding, Inc., Caplease Services Corp., Caplease, LP and Wachovia Investment Holdings, LLC
10.17(15)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Justice Center, LLC and CLF DEA Birmingham LLC
10.18(15)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Birmingham Field Office, LLC and CLF FBI Birmingham LLC
10.19(15)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Utah Tech Center, LLC and Caplease, LP
10.20(15)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Kansas EPA Laboratory, LLC and Caplease, LP

Exhibit No.	Description

10.21(15)	Real Estate Purchase and Sale Agreement, dated July 18, 2005, by and between Austin SSA, LLC and Caplease, LP
10.22(15)	Promissory Note, dated August 16, 2005, of CLF FBI Birmingham LLC in favor of Wachovia Bank, National Association
10.23(15)	Promissory Note, dated August 16, 2005, of CLF DEA Birmingham LLC in favor of Wachovia Bank, National Association
10.24(15)	Promissory Note, dated August 16, 2005, of CLF SSA Austin, LP in favor of Wachovia Bank, National Association
10.25(15)	Trust Indenture dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas, as issuer, and Security Bank of Kansas City, as trustee
10.26(15)	Lease dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas and Kansas EPA Laboratory, LLC
10.27(15)	Trust Indenture dated as of December 1, 2002 between Utah Tech Center, LLC, as issuer, and Security Bank of Kansas City, as trustee
10.28(15)	Promissory Note, dated as of September 9, 2005, of Caplease Credit LLC in favor of Wachovia Bank, National Association
10.29(15)	Purchase and Sale Agreement dated September 23, 2005 between Tiffany and Company and Caplease, LP
10.30(15)	Promissory Note, dated as of September 28, 2005, of CLF Sylvan Way LLC in favor of Wachovia Bank, National Association
10.31(3)	Parent Guarantee Agreement between Capital Lease Funding, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 13, 2005
10.32(3)	Purchase Agreement among Capital Lease Funding, Inc., Caplease, LP, Caplease Statutory Trust I and Merrill Lynch International, dated December 13, 2005
10.33(16)	Real Estate Sale Agreement between Caplease, LP and Allstate Insurance Company, dated November 22, 2005
10.34(16)	Promissory Note, dated as of December 21, 2005, of CLF McCullough Drive Charlotte LLC and CLF Electric Road Roanoke LLC in favor of LaSalle Bank National Association
*10.35(17)	Employment Agreement, dated as of February 13, 2007, between Paul Hughes and the registrant
*10.36(17)	Amendment No. 1 to the Employment Agreement dated as of March 24, 2004 between Robert C. Blanz and the registrant, dated February 13, 2007
*10.37(17)	Summary of Compensation for the Chief Executive Officer and each of the Named Executive Officers for Fiscal 2007
*10.38	Summary of Independent Director Compensation for Fiscal 2007
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of McGladrey & Pullen LLP
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.
(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).
(2)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 17, 2005.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.
(6)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004.
(7)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2006.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 3, 2005.
(10)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
(11)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.
(12)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2005.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.
(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2005.
(15)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005.
(16)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL LEASE FUNDING, INC.
Registrant

Date: March 7, 2007	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Lewis S. Ranieri	Chairman of the Board	March 7, 2007
Lewis S. Ranieri

/s/Paul H. McDowell	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2007
Paul H. McDowell

/s/William R. Pollert	President and Director	March 7, 2007
William R. Pollert

/s/Shawn P. Seale	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2007
Shawn P. Seale

/s/John E. Warch	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2007
John E. Warch

/s/Michael E. Gagliardi	Director	March 7, 2007
Michael E. Gagliardi

/s/Stanley Kreitman	Director	March 7, 2007
Stanley Kreitman

/s/Jeffrey F. Rogatz	Director	March 7, 2007
Jeffrey F. Rogatz

/s/Howard A. Silver	Director	March 7, 2007
Howard A. Silver