Form 10-Q
period 2007-03-31
CAPITAL LEASE FUNDING INC
filed 2007-05-10
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

_______________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2007, there were 34,504,193 shares of common stock of Capital Lease Funding, Inc., $0.01 par value per share, outstanding (“Common Stock”).

Capital Lease Funding, Inc.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2007 (unaudited) and December 31, 2006

(Amounts in thousands, except share and per share amounts)	As Of March 31, 2007	As Of December 31, 2006
Assets
Real estate investments, net	$1,160,110	$1,115,001
Loans held for investment	269,273	273,170
Securities available for sale	182,334	183,066
Cash and cash equivalents	10,044	4,425
Asset held for sale	5,413	2,942
Structuring fees receivable	3,093	3,253
Other assets	71,538	62,443
Total Assets	$1,701,805	$1,644,300
Liabilities and Stockholders' Equity
Mortgages on real estate investments	$829,580	$794,773
Collateralized debt obligations	268,199	268,190
Repurchase agreement and other short-term financing obligations	224,427	195,485
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	19,766	19,693
Accounts payable, accrued expenses and other liabilities	17,296	17,132
Dividends and distributions payable	7,646	7,582
Total liabilities	1,397,844	1,333,785
Minority interest	2,806	2,859
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 34,413,061 and 34,091,829 shares issued and outstanding, respectively	344	341
Additional paid in capital	271,268	277,918
Accumulated other comprehensive loss	(4,114)	(4,260)
Total Stockholders' Equity	301,155	307,656
Total Liabilities and Stockholders' Equity	$1,701,805	$1,644,300

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)

	For the Three Months Ended March 31
(Amounts in thousands, except per share amounts)	2007	2006
Revenues:
Rental revenue	$24,122	$17,022
Interest income from loans and securities	8,401	8,214
Property expense recoveries	2,492	1,910
Gains on sale of mortgage loans and securities	–	645
Other revenue	149	557
Total revenues	35,164	28,348
Expenses:
Interest expense	19,051	14,025
Property expenses	4,320	3,565
(Gain) loss on derivatives	11	(4)
General and administrative expenses	2,610	2,343
General and administrative expenses-stock based compensation	323	671
Depreciation and amortization expense on real property	8,203	5,378
Loan processing expenses	73	67
Total expenses	34,591	26,045
Income before minority interest and taxes	573	2,303
Minority interest in consolidated entities	1	–
Income from continuing operations	574	2,303
Income from discontinued operations	44	49
Net income	618	2,352
Dividends allocable to preferred shares	(711)	(711)
Net income (loss) allocable to common stockholders	$(93)	$1,641

Earnings per share:
Net income (loss) per common share, basic and diluted	$(0.00)	$0.06
Weighted average number of common shares outstanding, basic and diluted	34,122	27,893
Dividends declared per common share	$0.20	$0.20
Dividends declared per preferred share	$0.51	$0.51

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2006	$33,657	$341	$277,918	$(4,260)	$–	$307,656
Incentive stock plan compensation expense	–	–	323	–	–	323
Incentive stock plan grants issued	–	3	(3)	–	–	–
Net income	–	–	–	–	618	618
Issuance of common stock	–	–	5	–	–	5
Dividends declared-preferred	–	–	–	–	(711)	(711)
Dividends declared-common	–	–	(6,975)	–	93	(6,882)
Unrealized change in value of securities available for sale	–	–	–	(253)	–	(253)
Unrealized change in value of derivatives	–	–	–	(110)	–	(110)
Realized gains (losses) on derivatives, net of amortization of $302	–	–	–	509	–	509
Balance at March 31, 2007	$33,657	$344	$271,268	$(4,114)	$–	$301,155

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$618	$2,352
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	8,334	5,413
Amortization of stock based compensation	323	671
Amortization of above and below market leases	(220)	(166)
Minority interest in consolidated entities	(1)	–
Gain on sale of loans and securities	–	(645)
Loss on sale of real estate properties	55	–
(Gain) loss on derivatives	11	(4)
Straight-lining of rents	(2,059)	(2,971)
Amortization of discounts/premiums, and origination fees/costs	(109)	(138)
Amortization of debt issuance costs and fair market value of debt assumed	378	380
Changes in operating assets and liabilities:
Structuring fees receivable	160	148
Other assets	(3,094)	(7,595)
Accounts payable, accrued expenses and other liabilities	377	(905)
Deposits and escrows	(70)	(1,683)
Amounts due to servicer	(172)	–
Net cash provided by (used in) operating activities	4,531	(5,143)
Investing activities
Proceeds from sale of loans	–	78,645
Additions to loans held for investment	(164)	(98,020)
Principal received from borrowers	4,076	46,944
Origination costs on lending investments	–	85
Principal amortization on securities available for sale	572	377
Proceeds from sale of real estate investments	2,887	–
Purchases of real estate investments	(58,308)	(160,609)
Real estate improvements, additions and construction in progress	(169)	(4,750)
Deposits on potential equity investments	(5,500)	(4,000)
Return of deposits on potential equity investments	1,500	4,000
Purchases of furniture, fixtures, equipment and leasehold improvements	(32)	(13)
Net cash used in investing activities	(55,138)	(137,341)
Financing activities
Borrowing under repurchase agreement and other short-term financing obligations	30,420	84,893
Repayment of repurchase agreement and other short-term financing obligations	(1,478)	(22,363)
Borrowings from mortgages on real estate investments	35,952	71,700
Repayments of mortgages on real estate investments	(1,059)	(304)
Debt issuance costs	(228)	(182)
Escrows held with mortgage lender	–	6,144
Funds provided by (used in) hedging and risk management activities	196	(18)
Common stock issued, net of offering costs	5	–
Cash distributions to minority limited partners	(53)	–
Dividends paid on common and preferred stock	(7,529)	(6,253)
Changes in amounts due from affiliates	–	19
Net cash provided by financing activities	56,226	133,636
Net increase (decrease) in cash and cash equivalents	5,619	(8,848)
Cash and cash equivalents at beginning of period	4,425	19,316
Cash and cash equivalents at end of period	$10,044	$10,468

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$18,080	$12,496
Distributions declared but not paid	53	–
Dividends declared but not paid	7,593	6,347

Supplemental disclosure of noncash operating, investing and financing information
Unrealized gain (loss) on cash flow hedges	$(110)	$3,559
Unrealized gain (loss) on available-for-sale securities	(253)	(3,218)
Value of in-place leases and above-market leases acquired	4,840	14,000
Value of below-market leases acquired	434	1,878

See notes to consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

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

CLF, Inc. conducts its business through a variety of subsidiaries, including its predecessor and operating partnership, Caplease, LP. CLF, Inc. is the indirect sole general partner of, and owns approximately 98.5% of the common equity of, Caplease, LP.

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2006 and notes thereto, included in the Company’s Form 10-K filed with the SEC on March 7, 2007.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the assets, liabilities, and results of operations of CLF, Inc. Results of operations of properties acquired are included in the Consolidated Income Statements from the date of acquisition. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Loan Investments

The Company classifies its loans as long-term investments, as its strategy is to hold the loans for the foreseeable future or until maturity. Loan investments are carried on the Company’s Balance Sheet at cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees). Unearned discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan.

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company evaluates factors such as the present value of future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt. As of March 31, 2007, the Company had no loss allowances on any of the loans in its portfolio.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through March 31, 2007, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

March 31, 2007 (unaudited)

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

Securities Available for Sale

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies securities which it intends to hold for an indefinite period of time as securities available for sale. These securities are reported at fair value on the Company’s Consolidated Balance Sheets, with unrealized gains and losses included in other comprehensive income, and other than temporary impairments included in current earnings on the Consolidated Income Statement. Purchase premiums and discounts are amortized as a component of interest income using the effective interest method over the terms of the securities. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been below cost, (2) the financial condition and near-term prospects of the underlying credit and (3) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value. The Company had no losses on securities charged to the Income Statement during the quarters ended March 31, 2007 and March 31, 2006.

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

March 31, 2007 (unaudited)

The Company may periodically receive breakup fees on contracts in connection with its investments in real estate. The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets (owned real properties) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the quarters ended March 31, 2007 and March 31, 2006.

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

The following summarizes the Company’s EPS computations for the quarters ended March 31, 2007 and March 31, 2006 (in thousands, except per share amounts):

	For the three months ended March 31,
	2007	2006
Net income (loss) allocable to common stockholders	$(93)	$1,641
Weighted average number of common shares outstanding, basic and diluted	34,122	27,893
Earnings (loss) per share, basic and diluted	$(0.00)	$0.06
Non-vested shares included in weighted average number of shares outstanding above	700	581

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material effect on its consolidated financial statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income or equity related to these reclassifications.

3.	Loans Held for Investment

Loans held for investment at March 31, 2007 and December 31, 2006, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of March 31, 2007, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of March 31, 2007, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Mar 31, 2007	Dec 31, 2006
	Unaudited
Principal	$268,358	$272,271
Premium	1,794	1,814
Carrying amount of loans	270,152	274,085
Deferred origination fees, net	(879)	(915)
Total	$269,273	$273,170

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing. As of March 31, 2007, these investments aggregated $7,027, and are included in the table above.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower. The Company agreed to fund loans from time to time of up to $12,000 to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. During August 2006, the Company also made a $6,648 bridge loan to an affiliated entity of the credit agreement borrower to support a franchise loan made outside the joint venture. The bridge loan matured and was paid off in March 2007. As of March 31, 2007, the Company had advanced $5,879 under the revolving credit agreement. Loans made under these programs have been classified as mezzanine loans by the Company.

At each of March 31, 2007, and December 31, 2006, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%. At March 31, 2007 and December 31, 2006, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.78% and 6.85%, respectively.

4.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at March 31, 2007 and December 31, 2006:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

	Mar 31, 2007	Dec 31, 2006
	Unaudited
Real estate investments, at cost:
Land	$189,096	$177,726
Building and improvements	890,776	852,495
Intangible assets under SFAS 141	126,210	122,481
Less: Accumulated depreciation and amortization	(45,972)	(37,701)
Real estate investments, net	$1,160,110	$1,115,001
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$22,107	$21,674
Less: Accumulated amortization	(2,341)	(1,981)
Intangible liabilities on real estate investments, net	$19,766	$19,693

Acquisition costs capitalized as part of buildings and improvements were $95 for the quarter ended March 31, 2007, and $1,116 for the quarter ended March 31, 2006. Interest capitalized as part of buildings and improvements was $0 for the quarter ended March 31, 2007, and $0 for the quarter ended March 31, 2006.

Amounts for accrued rental income and deferred rental income as of March 31, 2007 and December 31, 2006, were as follows:

	Mar 31, 2007	Dec 31, 2006
	Unaudited
Accrued Rental Income	$17,013	$15,069
Deferred Rental Income	45	160

Accrued rental income is included in other assets on the Company’s Consolidated Balance Sheet. Deferred rental income is included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the quarters ended March 31, 2007 and March 31, 2006, were as follows:

	For the three months ended March 31,
	2007	2006
Depreciation on real estate (included in depreciation and amortization expense)	$5,645	$3,635
Amortization of in-place leases (included in depreciation and amortization expense)	2,601	1,743
Amortization of above-market leases (included as a reduction of rental revenue)	140	106
Amortization of below-market leases (included as a component of rental revenue)	360	273

As of March 31, 2007, the Company’s weighted average amortization period on intangible assets was 11.5 years, and the weighted average amortization period on intangible liabilities was 19.1 years.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of March 31, 2007 is as follows:

	Intangible Assets	Intangible Liabilities
9 Months Ending December 31, 2007	$8,252	$1,087
2008	11,003	1,450
2009	11,003	1,450
2010	11,003	1,450
2011	11,003	1,450
Thereafter	59,453	12,879
	$111,717	$19,766

The Company’s analysis of intangible assets and liabilities in connection with the acquisition of real estate properties acquired during the three months ended March 31, 2007 is preliminary.

All of the Company’s owned properties are pledged as collateral for its related long-term financings of those assets, with the exception of the Cott Corporation property in Reading, Pennsylvania, which was not financed as of March 31, 2007. The Company owns and finances each owned property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 11.

During the quarter ended March 31, 2007, the Company completed the following real estate acquisitions:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
January	County of Yolo, California	25 North Cottonwood Street, Woodland, CA	$16,400	June 2023	63,000
January	Farmers Group, Inc.	3039-3041 Cochran Street, Simi Valley, CA	41,812	January 2017	271,000
			$58,212

5.	Asset Held for Sale

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company sold the property in March 2007, at a loss of approximately $55. This loss is included on the Company’s Income Statement as a component of “Income from discontinued operations.”

In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as asset held for sale on the December 31, 2006 Consolidated Balance Sheet, and the revenues from the property as income from discontinued operations on the Consolidated Income Statements for the quarters ended March 31, 2007 and March 31, 2006. Revenue and net income for the Allstate Pittsburgh property were $38 and $38, respectively, for the quarter ended March 31, 2007, and $49 and $49, respectively, for the quarter ended March 31, 2006.

In accordance with SFAS No. 144, the Company reported the carrying value of the Cott Corporation property it acquired in July 2006 as asset held for sale on the March 31, 2007 Consolidated Balance Sheet, and the revenues from the property as income from discontinued operations on the Consolidated Income Statements for the quarter ended March 31, 2007. The Company so classified this asset as it is in negotiations to sell this asset to a third party. The potential sale follows the tenant’s request to terminate the lease in exchange for a lease termination payment because it determined to discontinue its operations at the property. The Company expects the sale of the property to close within the next twelve months. Any gain or loss on the sale of the property is expected to be de minimis. Revenue and net income for the Cott Corporation property were $104 and $61, respectively, for the quarter ended March 31, 2007.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

6.	Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at March 31, 2007 and at December 31, 2006, consisted of the following:

	Mar 31, 2007	Dec 31, 2006
	Unaudited
BACM 2006-4, Class H (rated BBB+) Face Amount	$8,000	$8,000
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	3,326	3,076
BSCMS 1999 CLF1, Class F (rated NR) Face Amount	274	–
CALFS 1997-CTL1, Class D (rated BB+) Face Amount	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated B+) Face Amount	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	6,383	6,383
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	7,319	7,597
WBCMT 2004-C15 180D (rated B+) Face Amount	15,000	15,000
WBCMT 2004-C15 180E (rated B) Face Amount	8,000	8,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	11,000	11,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated BBB) Face Amount	437	428
BACMS 2002-2, Class V-2 (Sterling Jewelers) (rated BBB-) Face Amount	669	655
CVS Corporation (rated BBB+) Face Amount	19,485	19,603
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BB+) Face Amount	8,932	8,980
Koninklijke Ahold, N.V. 7.9% May 2026 (rated BB+) Face Amount	23,290	23,395
Yahoo, Inc. (rated BBB-) Face Amount	31,932	31,953
Unearned Discount	(16,192)	(15,736)
Cost Basis	175,895	176,374
Net unrealized appreciation on securities held for sale	6,439	6,692
Total	$182,334	$183,066

All Standard & Poor’s ratings in the above table are as of March 31, 2007.

Unrealized gains and losses on securities available for sale at March 31, 2007 and December 31, 2006, included as a component of other comprehensive income, consisted of the following:

	Mar 31, 2007	Dec 31, 2006
	Unaudited
Unrealized gains on securities available for sale	$7,142	$7,582
Unrealized losses on securities available for sale	(703)	(890)

The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

The following table summarizes the Company’s securities in an unrealized loss position as of March 31, 2007.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$26,600	$93	2
In unrealized loss position 12 or more months	41,303	610	3

At March 31, 2007, a total of three available for sale securities were in a continuous unrealized loss position for more than 12 months. The securities consist of mortgage backed securities with ratings ranging from B to BBB+. These securities have unrealized losses ranging from 1.1% to 2.2% of amortized cost. The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on mortgage-backed securities, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At March 31, 2007 and December 31, 2006, the effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was approximately 7.6% and 7.6%, respectively.

Structuring fees receivable of $3,093 and $3,253 at March 31, 2007 and December 31, 2006, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market rates. Structuring fees receivable are shown at their amortized cost.

7.	Other Assets

Other assets as of March 31, 2007 and December 31, 2006, consisted of the following:

	Mar 31, 2007	Dec 31, 2006
	Unaudited
Receivables and accrued interest	$8,176	$8,681
Prepaid expenses and deposits	6,861	2,561
Reserve accounts	8,859	10,652
Escrow held with mortgage lender	812	812
Funds with CDO trustee pending distribution or reinvestment	11,749	9,734
Amounts held by servicer	5,184	2,107
Derivative assets	2,394	2,333
Accrued rental income	17,013	15,069
Debt issuance costs, net	7,617	7,541
Investment in statutory trust	930	930
Other	1,943	2,023
Total	$71,538	$62,443

8.	Joint Venture Investments

In December 2006, the Company entered into an agreement pursuant to which it committed to contribute up to $5,000 of capital to a newly formed management company organized to form and manage real estate investment funds offered and sold to European investors, subject to the satisfaction of certain terms and conditions by the principals of the management company. The Company expects its contributions will comprise less than 50% of the total capital contributed to the management company, and will entitle the Company to a 12% agreed return on its investment. As of March 31, 2007, the Company had deposited $385 toward its aggregate $5,000 commitment.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

The Company also expects from time to time to source properties for the management company’s investment funds. The Company intends to retain an interest in any property sourced to any investment fund.

9.	Repurchase Agreements and Other Short-Term Financing Arrangements

As of March 31, 2007, the Company had a $250,000 repurchase agreement and a $100,000 real property acquisition facility in place for short-term liquidity requirements with Wachovia Bank, N.A. and its affiliate. Each agreement has a 364-day term, was renewed in August 2006, and is scheduled to expire in August 2007.

The Company’s short-term borrowing arrangements are secured by the assets financed and are fully recourse to its other assets.

In anticipation of our next CDO issuance, Wachovia Bank has agreed to temporarily expand the Company’s borrowing capacity under the repurchase agreement to $350,000. This additional capacity is scheduled to expire on the earlier of (i) June 30, 2007 and (ii) the closing of the Company’s next CDO issuance.

Amounts related to the Company’s repurchase agreement as of March 31, 2007 and December 31, 2006, are as follows:

	Mar 31, 2007	Dec 31, 2006
	(unaudited)
Collateral carry value
Loans	$184,113	$171,804
Securities	96,046	82,037
Total	$280,159	$253,841

Borrowings
Loans	$152,733	$133,076
Securities	71,694	62,409
Total	$224,427	$195,485

The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day London Interbank Offered Rate (“LIBOR”)) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreements for the quarter ended March 31, 2007 and March 31, 2006, are as follows:

	Mar 31, 2007	Mar 31, 2006
	Unaudited	Unaudited
Wachovia-mortgage loan repurchase agreements	6.31%	5.56%
Wachovia-CMBS repurchase agreements	6.18%	5.25%

As of March 31, 2007 and March 31, 2006, the 30-day LIBOR rate was 5.32% and 4.83%, respectively.

The Company is required to pay interest on any borrowings on the real property acquisition facility at prevailing short-term rates (30-day LIBOR) plus a pricing spread (ranging from 95 to 225 basis points). As of March 31, 2007, the Company had no borrowings outstanding on the real property acquisition facility.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

The Company is required to comply with the following financial covenants under its short-term financing agreements: minimum liquidity, minimum tangible net worth and maximum leverage.

10.	Risk Management Transactions

The Company’s objectives in using derivatives include adding stability to interest expense and managing its exposure to interest rate movements. The Company uses forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of March 31, 2007, the Company was hedging its exposure to such variability through December 2016. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

Amounts related to open positions, as of March 31, 2007 and December 31, 2006, were as follows:

	March 31, 2007		December 31, 2006
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$350,329	$(147)	$231,719	$(72)

At March 31, 2007 and December 31, 2006, the Company had hedged the following future borrowings:

	Mar 31, 2007	Dec 31, 2006
	Unaudited
Future borrowings (principal amount)	$350,329	$231,719

At March 31, 2007 and December 31, 2006, derivatives with a fair value of $2,542 and $2,405, respectively, were included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet. At March 31, 2007 and December 31, 2006, derivatives with a fair value of $2,394 and $2,333, respectively, were included in other assets on the Company’s Consolidated Balance Sheet.

Net realized gains and losses on qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Income Statement over the expected term of the Company’s related debt issuances. For the three months ended March 31, 2007 and March 31, 2006, the Company had net realized gains and (losses) of $196 and $(18), respectively, related to cash flow hedges. For the three months ended March 31, 2007 and March 31, 2006, the Company reclassified $302 and $286, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, the Company estimates that $1,257 of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

The change in net unrealized gains and (losses) of $(110) and $3,559 in the quarters ended March 31, 2007 and March 31, 2006, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

The Company had net income (expense) due to hedge ineffectiveness of $(11) and $4 for the quarters ended March 31, 2007 and March 31, 2006, respectively. These amounts are included in (gain) loss on derivatives on the Consolidated Income Statements.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

Consistent with the cash flows of the related financing, the Company classifies the cash flows from derivatives that are accounted for as cash flow hedges as a financing activity on the Consolidated Statements of Cash Flows.

11.	Long-Term Debt

Our long-term debt consists of the following:

•	mortgage notes on real estate investments;

•	collateralized debt obligations; and

•	debt related to trust preferred securities.

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

	Mar 31, 2007		Dec 31, 2006			Effective
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate(1)	Maturity
	(unaudited) (unaudited)
Choice Hotels International, Inc., Silver Spring, MD	$31,474	$31,474	$31,653	$31,653	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,575	13,575	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,925	20,925	20,925	20,925	5.24%	5.29%	May 2013
Aon Corporation, Glenview , IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov 2014
Cadbury Schw eppes Holdings (US), Whippany, NJ	35,473	35,473	35,614	35,614	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,700	41,700	41,700	41,700	5.33%	5.40%	Jun 2015
Low es Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,244	15,244	15,244	15,244	5.11%	5.16%	Aug 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	64,565	64,565	64,883	64,883	5.32%	5.56%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	71,537	71,537	71,625	71,625	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	6,751	7,043	6,869	7,172	7.30%	6.41%	Apr 2016
Pearson Plc., Law rence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittow n, PA	14,748	14,748	14,794	14,794	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,886	2,020	1,919	2,059	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
Time Warner Entertainment Company, L.P., Milw aukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	-	-	5.81%	5.85%	Jan 2017
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
County of Yolo, California, Woodland, CA	10,332	10,332	-	-	5.68%	5.75%	Feb 2017
AmeriCredit Corp., Arlington, TX	28,897	28,522	29,005	28,623	5.28%	5.51%	Sep 2017
Walgreen Co., Portsmouth, VA	3,161	3,357	3,190	3,391	7.20%	6.18%	Jul 2018
United States Government (EPA), Kansas City, KS	21,095	24,570	21,095	24,626	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,670	15,664	14,669	15,678	6.28%	5.52%	Jan 2024
Total	$824,864	$829,580	$789,971	$794,773

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 4 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,206,082 at March 31, 2007, and $1,147,232 at December 31, 2006.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

Collateralized Debt Obligations

In March 2005, the Company completed its first collateralized debt obligation, or CDO. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets into the pool, and created $285,000 face amount of multi-class notes and $15,000 of preferred equity through the CDO trust. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the assets in the pool. The following table summarizes the assets in the Company’s portfolio posted as CDO collateral as of March 31, 2007.

Carry Value
Long-Term Mortgage Loans	$155,328
Corporate Credit Notes	11,135
CMBS and Other Real Estate Securities	78,405
Total	$244,868

The table does not include approximately $46,567 of intercompany mortgage notes that are eliminated from the Company’s balance sheet in consolidation.

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

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

Scheduled principal amortization and balloon payments for long-term debt as of March 31, 2007 for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
9 Months Ending December 31, 2007	$4,035	$–	$4,035
2008	7,527	-	7,527
2009	9,255	-	9,255
2010	34,081	-	34,081
2011	24,713	-	24,713
Thereafter	133,236	915,863	1,049,099
	$212,847	$915,863	$1,128,710

12.	Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on its business, results of operations or financial condition.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At March 31, 2007, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s financial position or results of operations.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $25 and $26 for the quarters ended March 31, 2007 and March 31, 2006, respectively.

The Company had outstanding commitments to fund loans of $12,000 related to its credit agreement to support YUM! Brands, Inc. franchise loans as of March 31, 2007. As of March 31, 2007, advances of $5,879 had been made against these commitments.

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812. During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of March 31, 2007, none of these funds have been disbursed.

As discussed under Note 8 above, the Company has agreed to contribute up to $5,000 of capital to a newly formed management company organized to form and manage real estate investment funds offered and sold to European investors, subject to the satisfaction of certain terms and conditions by the principals of the management company. As of March 31, 2007, the Company had deposited $385 toward its aggregate $5,000 commitment.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

13.	Minority Interests

As of March 31, 2007, Caplease, LP had issued and outstanding 263,157 common units of limited partnership to a minority interest holder. All of these units were issued in connection with the acquisition of a property acquired in June 2006. Beginning on June 13, 2008, the units of limited partnership are redeemable by the holder, at its option, on the basis of one unit for either one share of CLF, Inc. common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

Cash distributions by Caplease, LP will be paid in the following priority: first, to the minority interest holder until such holder receives the amount it would have received if the holder’s units of limited partnership interest were converted to an equal number of shares of CLF, Inc. common stock, and then, to CLF, Inc. Since July 2006, the minority interest holder has been paid a cash dividend of $0.20 per limited partnership unit simultaneous with the payment of CLF, Inc.’s cash dividend of $0.20 per share of common stock.

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

Stock Issuances

CLF, Inc.’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of March 31, 2007, CLF, Inc. had issued and outstanding 34,413,061 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During March 2007, CLF, Inc. issued 314,750 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of March 31, 2007, the Company had awarded 1,396,745 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 15 below).

During March 2007, CLF, Inc. issued 482 shares of common stock through its dividend reinvestment and stock purchase plan at a price of $10.60 per share.

Dividends

CLF, Inc. has paid cash dividends to its common stockholders each quarter since the third quarter of 2004, and to its Series A preferred stockholders each quarter since the fourth quarter of 2005.

The following table summarizes the dividend history on shares of CLF, Inc. common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2005	12/30/2005	1/17/2006	$0.20	$5,574
3/31/2006	3/31/2006	4/17/2006	0.20	5,636
6/30/2006	6/30/2006	7/17/2006	0.20	6,783
9/30/2006	9/29/2006	10/16/2006	0.20	6,785
12/31/2006	12/29/2006	1/16/2007	0.20	6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

The following table summarizes the dividend history on shares of CLF, Inc. Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2005	12/30/2005	1/17/2006	$0.4852400	$679
3/31/2006	3/31/2006	4/17/2006	0.5078125	711
6/30/2006	6/30/2006	7/17/2006	0.5078125	711
9/30/2006	9/29/2006	10/16/2006	0.5078125	711
12/31/2006	12/29/2006	1/16/2007	0.5078125	711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711

15.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan, inclusive of 1,250,000 shares approved by the Company’s stockholders at the Company’s annual stockholder meeting held on June 14, 2006. As of March 31, 2007, the Company had awarded 1,396,745 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

A summary of the Company’s activity under the stock plan from January 1, 2006 through the quarter ended March 31, 2007, is presented below:

	Number of Shares
Stock Awards at January 1, 2006	760,546
Granted During the Year Ended December 31, 2006	332,450	(1)
Forfeited During the Year Ended December 31, 2006	(11,001)
Stock Awards at January 1, 2007	1,081,995
Granted During the Period Ended March 31, 2007	314,750	(2)
Stock Awards at March 31, 2007	1,396,745

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

(2)
Shares are scheduled to vest between March 2008 and March 2012, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CLF, Inc.’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 156,750 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CLF, Inc.’s Compensation Committee.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

A summary of the status of unvested shares from January 1, 2006 through the quarter ended March 31, 2007, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2006	495,647	371,203	$10.83
Current period awards	332,450	243,450	11.07
Prior period awards	N/A	62,222	10.66
Vested	(228,983)	(228,983)	10.72
Forfeited	(11,001)	(11,001)	11.02
Nonvested at January 1, 2007	588,113	436,891	10.99
Current period awards	314,750	189,350	10.91
Prior period awards	N/A	30,771	10.91
Vested	(202,905)	(202,905)	10.96
Nonvested at March 31, 2007	699,958	454,107	11.00

As the immediately preceding table indicates, not all Company share awards have been valued for purposes of SFAS 123R, as the Company’s stock awards include shares awarded with vesting dependant upon satisfaction of performance criteria and with the performance criteria on a portion of the shares to be determined in the future. “Prior period awards” represent share awards made in a prior period which have been valued for purposes of SFAS 123R in the current period when the CLF, Inc. Compensation Committee determined the performance criteria.

As of March 31, 2007, $4,911 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Income Statement ratably over the remaining vesting period (through March 2012). As of March 31, 2007, the grant date fair value for awards of 49,776 shares made in 2005, 70,675 shares made in 2006 and 125,400 shares made in 2007, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

The following summarizes the expense the Company recorded in its Consolidated Income Statement during the quarters ended March 31, 2007 and March 31, 2006, for stock based compensation:

	For the three months
	ended March 31,
	2007	2006
General and administrative expenses-stock based compensation	$323	$671

16.	Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the Company’s Consolidated Income Statements, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses into interest expense). The Company’s comprehensive income for the quarters ended March 31, 2007 and March 31, 2006 is summarized below:

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

	For the three months
	ended March 31,
	2007	2006
Net income	$618	$2,352
Unrealized change in value on securities available for sale	(253)	(3,218)
Unrealized gain (loss) on derivatives	(110)	3,559
Realized gain (loss) on derivatives, net of amortization	509	264
Comprehensive income (loss)	$764	$2,957

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

	Mar 31, 2007	Dec 31, 2006
	(unaudited)
Net unrealized gains on securities	$6,439	$6,692
Net unrealized gains (losses) on derivatives	(61)	48
Net realized losses on derivatives	(10,492)	(11,000)
Accumulated other comprehensive loss	$(4,114)	$(4,260)

17.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2026 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2007, are as follows:

9 Months Ending December 31, 2007	$66,319
2008	89,356
2009	87,912
2010	86,172
2011	87,172
Thereafter	656,091
$1,073,022

18.	Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2006, the Company acquired all real properties purchased during the quarter ended March 31, 2007 and the year ended December 31, 2006. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

	For the three months ended March 31,
	2007	2006
Total revenues	$35,520	$31,015
Income from continuing operations	$639	$3,040
Net income (loss) allocable to common stockholders	$(28)	$2,440
Income per basic and diluted common share from continuing operations	$0.02	$0.11
Net income per basic and diluted common share	$0.00	$0.09

19.	Segment Reporting

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

Selected results of operations for the quarters ended March 31, 2007 and March 31, 2006, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2007	Mar 31, 2006	Mar 31, 2007	Mar 31, 2006	Mar 31, 2007	Mar 31, 2006
Total revenues	$136	$228	$26,809	$18,995	$8,219	$9,125
Total expenses and minority interest	3,556	3,637	25,532	17,583	5,545	4,824
Income (loss) from continuing operations	(3,420)	(3,409)	1,277	1,412	2,674	4,301
Total assets	38,328	49,118	1,206,598	957,212	456,880	409,979

20.	Variable Interest Entities

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded two such loans as of March 31, 2007, with an aggregate unpaid principal amount of approximately $1,148 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company is generally required to make advances simultaneous with the borrower’s capital contributions to the joint venture to fund the underlying franchise loans. As of March 31, 2007, the Company had advanced $5,879 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a limited guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

21.	Subsequent Events

Acquisition of Net Lease Portfolio

On April 18, 2007, the Company completed the acquisition of a portfolio of 18 real estate assets net leased to five different tenants. The purchase price for the assets was $364,400, including $159,317 of assumed mortgage debt. The portfolio includes the following assets:

Tenant or Guarantor	Number of Properties	Location	Property Type	Approximate Rentable Square Feet	Lease Maturity

Nestlé Holdings, Inc.(1)	3	Breinigsville, Pennsylvania; Fort Wayne, Indiana; and Lathrop, California	Warehouse/ Distribution Facilities	2,560,000	12/2012
The Kroger Co.(2)	11	Various locations in Kentucky (5), Georgia (4) and Tennessee (2)	Grocery Stores	685,000	1/2022
Factory Mutual Insurance Company(3)	1	Johnston, Rhode Island	Office Building	346,000	7/2009
Qwest Business Resources, Inc.(4)	2	Omaha, Nebraska	Office Buildings	420,000	6/2010
The Travelers Corporation(5)	1	Hartford, Connecticut	Office Building	130,000	10/2011

________________
(1) The Company acquired the improvements on the land and controls the land through an estate for years that expires in December 2012. Upon expiration of the estate for years, the Company has the option to lease the land for five years plus 11 five-year renewal options (or, a total of 60 years) at a fixed annual rent of $1,120 for the first 40 years and market rent thereafter. The Company also has the option to purchase the land upon expiration of the estate for years in December 2012 and on the last day of the primary term and each renewal term of the ground lease at fair market value.
(2) The Company acquired the improvements on the land and controls the land through an estate for years that expires in January 2022. Upon expiration of the estate for years, the Company has the option to lease the land for five years plus 11 five-year renewal options (or, a total of 60 years) at a fixed annual rent of $770 for the first 35 years and market rent thereafter. The Company also has the option to purchase the land upon expiration of the estate for years in January 2022 and on the last day of the primary term and each renewal term of the ground lease at fair market value.
(3) The Company acquired the improvements on the land and controls the land through a ground lease with an initial term expiring in July 2009. The Company can renew the ground lease for 10 successive five year periods (or, through July 2059). The annual ground rent is approximately $115 during the initial term and the first eight renewal terms. The annual ground rent during the final two renewal terms is the greater of (i) $115 and (ii) the fair market rent.
(4) The Company acquired the improvements on the land and controls the land through an estate for years that expires in June 2010. The Company owns two buildings, 1200 Landmark and 94 West Dodge. Upon expiration of the estate for years, the Company has the option to lease the relevant land for five years plus 12 five-year renewal options (or, a total of 65 years), at a fixed annual rent of approximately $263 for the first 40 years and market rent thereafter with respect to the 1200 Landmark building, and at a fixed annual rent of $117 for the first 40 years and market rent thereafter with respect to the 94 West Dodge building. The Company also has the option to purchase the relevant land upon expiration of the estate for years in June 2010 and on the last day of the primary term and each renewal term of the ground lease at fair market value.
(5) The Company owns the improvements and controls the air space through an easement in perpetuity.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

Assumed Debt

The following summarizes certain terms of the debt the Company assumed:

Property	Indebtedness	Principal Amount as of April 18, 2007	Coupon Rate	Maturity Date

Nestlé Holdings, Inc.	Series A Mortgage Notes	$14,539	8.484%	January 2009
Nestlé Holdings, Inc.	Series B Mortgage Notes	46,459	8.654%	July 2012
The Kroger Co.	Mortgage Notes	41,562	8.03%	January 2019
Factory Mutual Insurance Company	Second Mortgage Notes(1)	12,168	10.00%	August 2019
Qwest Business Resources, Inc.	Mortgage Notes	10,961	8.05%	January 2010
The Travelers Corporation	Series M Mortgage Notes	22,082	9.7978%	September 2011
The Travelers Corporation	Series Z Mortgage Notes	11,546	10.7561%	October 2011
		$159,317

_______________
(1) The Company also defeased first mortgage notes with an outstanding principal balance of $12,963 at closing of the acquisition, at a total cost of $13,919.

The debt the Company assumed is customary third-party mortgage debt that is non-recourse but is secured by the Company’s interest in the respective properties and its lease with the respective tenant.

The Company expects to refinance substantially all of the debt it assumed within a few months.

Bridge Debt

In order to fund a portion of the purchase price of the above acquisition, the Company borrowed $210,273 under a new short-term credit agreement with Wachovia Bank, N.A. (the “Bridge Facility”). Caplease, LP is the borrower under the Bridge Facility and CLF, Inc. and various of its other subsidiaries are guarantors.

The Bridge Facility has an initial term of 90 days that the Company may extend for an additional 45 days upon payment of an extension fee of 0.50% of the amount outstanding. The Company can repay its borrowings in whole or in part at any time (subject to a $2,000 minimum) without any penalty or premium. The Company is required to repay the Bridge Facility with net proceeds from any debt or equity issuance by CLF, Inc. or any of its subsidiaries, other than special purpose subsidiaries that may be formed from time to time in connection with the acquisition of additional real estate properties other than the portfolio. The Company intends to repay its borrowings under the Bridge Facility with the proceeds from refinancing the debt it assumed on the properties, through potential property sales, and/or through issuances of equity, long-term debt or other permanent capital alternatives, all of which the Company is evaluating.

During the initial term, the Company’s borrowings under the Bridge Facility will bear interest at prevailing short-term interest rates (30-day LIBOR plus 250 basis points). During any extended term, the interest rate on the Company’s borrowings will increase to 30-day LIBOR plus 350 basis points. The Company funded the estimated amount of its interest cost on the Bridge Facility into a reserve account at Wachovia Bank. The Company paid Wachovia Bank fees in connection with the Bridge Facility of $2,632.

Capital Lease Funding, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2007 (unaudited)

The Company’s borrowings under the Bridge Facility are secured by a pledge of substantially all of its unencumbered assets, including the equity interest in the subsidiary that indirectly owns the portfolio of properties. The Bridge Facility is a fully recourse lending arrangement.

The Company has agreed to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 during the term of the Bridge Facility. The Company also made customary representations and warranties and affirmative and negative covenants, and agreed to customary events of defaults. The Bridge Facility is cross-defaulted with the Company’s repurchase agreement and its real property acquisition facility with Wachovia Bank or its affiliates.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through March 31, 2007, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). We have short-term floating rate borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. We employ a hedging strategy to mitigate our exposure to changes in interest rates while our assets are financed under our short-term borrowing arrangements. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the trust preferred debt we issued in December 2005, our overall portfolio leverage as of March 31, 2007 was approximately 83.7%.

We rely primarily on equity and debt capital to fund our portfolio growth. Through March 31, 2007, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), and a follow-on common stock offering in May 2006 (net proceeds of $57.3 million).

Summary of Investment and Financing Activity in First Quarter of 2007

The following highlights our investment and financing activity during the quarter ended March 31, 2007:

•
We added assets of $58.3 million to our portfolio, including two new real property acquisitions for an aggregate purchase price of $58.2 million. We also entered into a definitive agreement to acquire a portfolio of 18 real estate assets net leased to five different tenants, for a purchase price of $364.4 million. See “Recent Developments” below.

•	We added total third party mortgage debt of $36 million on the two property acquisitions we closed during the quarter. The 10-year mortgage notes have a weighted average coupon rate of 5.77%.

Recent Developments

On April 18, 2007, we completed the acquisition of a portfolio of 18 real estate assets net leased to five different tenants. The purchase price for the assets was $364.4 million, including $159.3 million of assumed mortgage debt. In order to fund the balance of the purchase price, we borrowed $210.3 million under a new short-term credit agreement with Wachovia Bank, N.A. See the “Subsequent Events” footnote in the financial statements included elsewhere in this Form 10-Q for additional details about the portfolio of properties we acquired, the debt we assumed and our new short-term borrowing facility.

Business Environment

Our ability to grow our portfolio is subject to a variety of factors beyond our control, including competitive conditions in the commercial real estate markets and interest rate levels. Bidding for new properties continues to be very competitive, and if competitive conditions intensify or market interest rates increase (without a corresponding increase in asset returns), our ability to continue to add new assets may be adversely affected. Spread compression and competition from conduit lenders also continue to make it challenging for us to add new loans with yield and risk characteristics that fit within our targets.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during the first quarter of 2007.

Property Acquisitions

During the three months ended March 31, 2007, we completed the following property acquisitions (dollar amounts in thousands):

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
January	County of Yolo, California	25 North Cottonwood Street, Woodland, CA	$16,400	June 2023	63,000
January	Farmers Group, Inc.	3039-3041 Cochran Street, Simi Valley, CA	41,812	January 2017	271,000
			$58,212

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan business as well as our investments in securities).

Selected results of operations for the three months ended March 31, 2007 and March 31, 2006, are as follows (dollar amounts in thousands):

	Corporate /		Operating		Lending
	Unallocated		Real Estate		Investments
	Mar 31, 2007	Mar 31, 2006	Mar 31, 2007	Mar 31, 2006	Mar 31, 2007	Mar 31, 2006
Total revenues	$136	$228	$26,809	$18,995	$8,219	$9,125
Total expenses and minority interest	3,556	3,637	25,532	17,583	5,545	4,824
Income (loss) from continuing operations	(3,420)	(3,409)	1,277	1,412	2,674	4,301
Total assets	38,328	49,118	1,206,598	957,212	456,880	409,979

Results of Operations

During the first quarter of 2007, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments in net lease or other single tenant assets.

Comparison of the Quarter Ended March 31, 2007 to the Quarter Ended March 31, 2006

The following discussion compares our operating results for the quarter ended March 31, 2007 to the comparable period in 2006.

Revenue.

Total revenue increased $6.8 million, or 24%, to $35.2 million. The increase was primarily attributable to increases in rental revenue, property expense recoveries and interest income, offset in part by a decrease in gain on sale income and other revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $7.7 million, or 41%, to $26.6 million. The increase was due to a substantial increase in the underlying property investments from the prior year period. Between March 31, 2006 and March 31, 2007, we added 11 properties for an aggregate purchase price of approximately $258 million.

Interest income increased $0.2 million, or 2%, to $8.4 million. Our loan portfolio decreased slightly ($1.3 million) from the prior year.

We had no gains on sale of mortgage loans or securities, compared to $0.6 million gain on the sale of a loan in the 2006 period.

Other revenue decreased $0.4 million to $0.1 million, primarily reflecting income we received from loans that were paid off in the 2006 period.

Expenses.

Total expenses increased $8.5 million, or 33%, to $34.6 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and general and administrative expenses, offset in part by lower general and administrative expenses-stock based compensation.

Interest expense increased $5.0 million, or 36%, from $14.0 million to $19.1 million. The increase in 2007 consisted of $3.6 million of additional interest expense on property mortgages originated or assumed in 2006 and 2007, and $1.4 million (from $2.0 million to $3.4 million) of additional interest expense on our borrowings under our repurchase agreement, primarily as a result of higher borrowing levels and interest rates in 2007.

Depreciation and amortization expense on real property increased $2.8 million, or 53%, from $5.4 million to $8.2 million, due to the significant increase in property investments compared with the prior year period.

Property expenses increased $0.8 million, or 21%, to $4.3 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2007 period was $1.8 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

General and administrative expense increased $0.3 million, or 11%, to $2.6 million, due primarily to higher employee compensation and depreciation on corporate fixed assets.

General and administrative expense-stock based compensation decreased $0.3 million, or 52%, to $0.3 million. The decrease was a result of our transition to a five year vesting period on stock awards during the 2007 period. As of March 31, 2007, $4.9 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Income Statement ratably over the remaining vesting period (through March 2012). As of March 31, 2007, the grant date fair value for awards of 49,776 shares made in 2005, 70,675 shares made in 2006, and 125,400 shares made in 2007 had not yet been determined because the grant date (as defined under relevant accounting guidance) had not yet occurred.

Net income.

Net income decreased from $2.4 million to $0.6 million, as a result of the factors discussed above. Net income allocable to common stockholders was $(0.1) million in the first quarter of 2007, reflecting dividends to preferred stockholders of $0.7 million.

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

The following table reconciles our net income to FFO for the three months ended March 31, 2007 and March 31, 2006.

	For the Three Months
	Ended March 31
(in thousands, except per share amounts)	2007	2006
Net income (loss) allocable to common stockholders	$(93)	$1,641
Adjustments:
Add: Minority interest-OP units	(1)	-
Add: Depreciation and amortization expense on real property	8,203	5,378
Add: Depreciation and amortization expense on discontinued operations	43	-
Funds from operations	$8,152	$7,019
Weighted average number of common shares outstanding, basic and diluted	34,122	27,893
Weighted average number of OP units outstanding	263	-
Weighted average number of common shares and OP units outstanding, basic and diluted	34,385	27,893
Net income (loss) per common share, basic and diluted	$(0.00)	$0.06
Funds from operations per share	$0.24	$0.25
Gains on sale of mortgage loans and securities	$-	$645

Liquidity and Capital Resources

As of March 31, 2007, we had $10.0 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock in the quarter ended March 31, 2007. We also declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in the quarter ended March 31, 2007.

We believe that our working capital and cash provided by operations will be sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional investments and, therefore, as we approach or reach our target leverage level from time to time, we will need to raise additional capital. As of March 31, 2007, we had an effective shelf registration statement under which we can offer an aggregate of $202.5 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

We implemented a dividend reinvestment and direct stock purchase plan in March 2007. The plan provides us with an additional source of equity capital. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion. During March 2007, we issued 482 shares of common stock through the plan at an average price of $10.60 per share.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13. As of March 31, 2007, this has resulted in the company accruing $17.0 million of rental income in excess of our actual rent cash flows under the various leases, with $2.1 million accruing during the quarter ended March 31, 2007. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and our actual rent cash flows increase under the various leases and we purchase additional properties.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, as well as through our short-term borrowing arrangements. As of March 31, 2007, our short-term borrowing arrangements were comprised of a repurchase agreement with Wachovia Bank (aggregate borrowing capacity of $250 million) and a real property acquisition facility with Wachovia Bank and one of its affiliates (two loan agreements with aggregate borrowing capacity of $100 million). These arrangements are uncommitted, meaning the lenders may decline to advance on any asset we seek to finance.

In anticipation of our next CDO issuance, Wachovia Bank has agreed to temporarily expand our borrowing capacity under our repurchase agreement to $350 million.

We had $224.4 million outstanding as of March 31, 2007 under our Wachovia repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $184.1 million, and securities with a carry value of $96.0 million. We had no borrowings outstanding as of March 31, 2007 under our real property acquisition facility. Our short-term borrowing arrangements are co-terminus, and they are scheduled to expire in August 2007.

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

As of March 31, 2007, we were in compliance with the terms of our short-term borrowing arrangements. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our short-term borrowing arrangements are uncommitted, we cannot make any assurance that these facilities will continue to be available to us.

During April 2007, we borrowed $210.3 million from Wachovia Bank, N.A. under a new short-term credit agreement to fund a portion of the purchase price of the net lease portfolio we acquired on April 18. See “Recent Developments” above. The facility has a 90 day initial term that we may extend for an additional 45 days upon payment of an extension fee of 0.50% of the amount outstanding. We intend to repay our borrowings under the facility with the proceeds from refinancing the debt we assumed on the portfolio properties, through potential property sales, and/or through issuances of equity, long-term debt or other capital alternatives, all of which we are evaluating. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured, non-recourse basis. Through March 31, 2007, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). As of March 31, 2007, we have financed on a long-term basis an aggregate of approximately $1.41 billion of assets in portfolio with third party mortgage debt of $829.6 million and collateralized debt obligations of $268.2 million. We also issued $30.0 million of trust preferred debt in December 2005. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the December 2005 trust preferred debt, our overall portfolio leverage as of March 31, 2007 was approximately 83.7%.

Long-Term Mortgage Financings.

During the quarter ended March 31, 2007, we obtained $36 million of long-term third party mortgage financing on two new real property acquisitions. The principal economic terms of the notes are summarized in the following table:

	Original Face Amount
	of Mortgage Note			Balloon at Maturity
Description	(in thousands)	Coupon	Maturity Date	(in thousands)
County of Yolo, California, Woodland, CA	$10,332	5.68%	February 2017	$10,332
Farmers Group, Inc., Simi Valley, CA	25,620	5.81%	January 2017	25,620

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

Statement of Cash Flows

Operating activities provided $4.5 million of cash during the quarter ended March 31, 2007, primarily driven by net income as adjusted by various non-cash gains, income and charges of $7.3 million, partially offset by increases in other assets of $3.1 million. We used $5.1 million of cash in operating activities in the quarter ended March 31, 2006, primarily driven by an increase in other assets of $7.6 million, including a $6.4 million increase in funds held by our CDO trustee pending distribution or reinvestments, and decreases of $1.7 million in deposits and escrows and $0.9 million in accounts payable, accrued expenses and other liabilities. Our net income as adjusted for straight-lining of rents, various non-cash gains and losses and depreciation and amortization was $4.9 million in the first quarter of 2006.

Investing activities used $55.1 million during the quarter ended March 31, 2007, which primarily resulted from net investments in real estate of $58.5 million and deposits on real estate investments of $4.0 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $4.1 million and securities of $0.6 million. Investing activities used $137.3 million during the quarter ended March 31, 2006, which primarily resulted from net investments in real estate of $165.4 million and net investments in loans of $51.1 million, partially offset by proceeds from sale of loans of $78.6 million.

Cash provided by financing activities during the quarter ended March 31, 2007 was $56.2 million, which primarily resulted from net borrowings from mortgages on real estate investments of $34.9 million and net borrowings under repurchase agreements and other short-term financing obligations of $28.9 million, partially offset by dividends and distributions paid of $7.5 million. Cash provided by financing activities during the period ended March 31, 2006 was $133.6 million, which primarily resulted from net borrowings under repurchase agreements and other short-term financing obligations of $62.5 million, net borrowings from mortgages on real estate investments of $71.4 million, reductions in escrows held with mortgage lender of $6.1 million, and dividends paid of $6.3 million.

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

Net realized gains and losses on our qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on our Consolidated Income Statement over the expected term of the related debt issuances. For the three months ended March 31, 2007 and March 31, 2006, we had net realized gains and (losses) of $0.2 and $(0.0) million, respectively, related to cash flow hedges. For the three months ended March 31, 2007 and March 31, 2006, we reclassified $0.3 million and $0.3 million, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, we estimate that $1.3 million of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

Consistent with SFAS No. 133, open cash flow hedges are marked to fair value at each reporting date, with a corresponding offset to other comprehensive income (a component of Stockholders’ Equity). The change in net unrealized gains and (losses) of $(0.1) million and $3.6 million in the quarter ended March 31, 2007 and March 31, 2006, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s statement of changes in stockholders’ equity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to make additional investments in a timely manner or on acceptable terms;

•	our ability to obtain long-term financing for our asset investments at the spread levels we project when we invest in the asset;

•	adverse changes in the financial condition of the tenants underlying our investments;

•	increases in our financing costs, our general and administrative costs and/or our property expenses;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

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

Interest Rate Exposure

We are exposed to interest rate risk in various aspects of our business. The most significant ways we can be impacted by interest rates are as follows. Increases in the level of interest rates may impact our ability to add new assets, as spreads on assets we are targeting may compress (unless there is a corresponding increase in asset returns) and demand for our products may be adversely affected.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2007, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of March 31, 2007:

			Weighted
			Average
	Carrying	Notional	Effective
	Amount	Amount	Interest Rate	Maturity Date	Fair Value
		(dollars in thousands)
Assets:
Loans held for investment (1)	$270,152	$268,358	6.78%	Various	$275,516
Securities available for sale - CMBS (2)	182,334	192,086	7.60%	2009-2028	182,334
Structuring fees receivable	3,093	N/A	8.00%	2010-2020	3,093
Derivative assets (3)	2,394	242,743	N/A	N/A	2,394
Liabilities
Repurchase agreement and other short-term
financing obligations (4)	224,427	224,427	6.27%	Short-term	224,427
Mortgage notes payable (5)	829,580	824,864	5.59%	2013-2024	822,523
Collateralized debt obligations (5)	268,199	268,500	5.67%	2015	255,939
Other long-term debt (6)	30,930	30,930	8.30%	2016	30,718
Derivative liabilities (3)	2,542	107,586	N/A	N/A	2,542

_____________
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

Scheduled maturities of interest rate sensitive instruments as of March 31, 2007 are as follows:

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter
		(in thousands, notional amounts where appropriate,
		otherwise carrying amounts)
Loans held for investment	$9,511	$5,972	$15,010	$11,393	$12,493	$213,979
Securities available for sale - CMBS	1,327	2,177	25,103	2,338	2,893	158,248
Structuring fees receivable	499	713	772	768	73	268
Derivative assets	2,394	-	-	-	-	-
Mortgages on real estate investments	4,062	7,565	9,296	11,289	13,852	783,516
Repurchase agreement and other short-term
financing obligations	224,427	-	-	-	-	-
Collateralized debt obligations	(27)	(38)	(41)	22,792	10,861	234,652
Other long-term debt	-	-	-	-	-	30,930
Derivative liabilities	2,542	-	-	-	-	-

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors amend and restate those risk factors with the same caption headings included in our Form 10-K for the year ended December 31, 2006.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to the following tenant credit concentrations as of March 31, 2007:

•	approximately $205.8 million, or 12.7%, of our assets in portfolio involve properties leased to the United States Government;

•	approximately $90.4 million, or 5.6%, of our assets in portfolio involve properties leased to, or leases guaranteed by, TJX Companies, Inc.;

•	approximately $87.2 million, or 5.4%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Lowe’s Companies Inc.; and

•	approximately $80.8 million, or 5.0%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Aon Corporation.

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

We are subject to the following industry concentrations as of March 31, 2007:

•
approximately $239.5 million, or 14.8%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company, Aetna Life Insurance Company);

•
approximately $137.8 million, or 8.5%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc., Kohl’s Corporation);

•
approximately $104.0 million, or 6.4%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail home improvements industry (e.g., Lowe’s Companies, Inc., Home Depot USA, Inc.);

•	approximately $88.8 million, or 5.5%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail drug industry (e.g., CVS Corporation, Walgreen Co.); and

•
approximately $83.2 million, or 5.1%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the banking industry (e.g., AmeriCredit Corp., Capital One Financial Corporation, Harris Bankcorp, Inc., Bank of America, N.A., National City Bank)

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to the following geographic concentrations as of March 31, 2007:

•	approximately $180.0 million, or 11.1%, of our assets in portfolio are investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $177.3 million, or 11.0%, of our assets in portfolio are investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $145.4 million, or 9.0%, of our assets in portfolio are investments in properties located in the New York City and Northern New Jersey area;

•	approximately $128.9 million, or 8.0%, of our assets in portfolio are investments in properties located in the Philadelphia, Pennsylvania metropolitan area; and

•	approximately $103.8 million, or 6.4%, of our assets in portfolio are investments in properties located in the Southern California area; and

•	approximately $92.5 million, or 5.7%, of our assets in portfolio are investments in properties located in the Dallas, Texas metropolitan area.

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

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $212.0 million, or 13.1%, of our assets in portfolio as of March 31, 2007). These investments will have a greater risk of default and bankruptcy than investments on properties leased exclusively to investment grade tenants.

Our investments in commercial mortgage-backed securities may be subordinated.

As of March 31, 2007, our CMBS investments included $51.1 million of below investment grade bond classes (approximately 3.2% of our assets in portfolio as of March 31, 2007). Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by defaults or decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits

10.1	Membership Interests Purchase Agreement dated as of March 14, 2007 between EntreCap Financial LLC and Caplease, LP
12.1	Computation of ratio of earnings to fixed charges and preferred stock dividends
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

CAPITAL LEASE FUNDING, INC.
Registrant

Date: May 10, 2007	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: May 10, 2007	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer