Form 10-Q
period 2007-06-30
CapLease, Inc.
filed 2007-08-09
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 001-32039

CapLease, Inc.
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
Yes ☐   No ☒

As of August 1, 2007, there were 45,647,691 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2007 (unaudited) and December 31, 2006

(Amounts in thousands, except share and per share amounts)	As Of June 30, 2007	As Of December 31, 2006
Assets
Real estate investments, net	$1,589,832	$1,115,001
Loans held for investment	264,153	273,170
Securities available for sale	212,535	183,066
Cash and cash equivalents	8,640	4,425
Asset held for sale	5,413	2,942
Structuring fees receivable	2,930	3,253
Other assets	92,817	62,443
Total Assets	$2,176,320	$1,644,300
Liabilities and Stockholders' Equity
Mortgages on real estate investments	$927,942	$794,773
Collateralized debt obligations	268,208	268,190
Repurchase agreement and other short-term financing obligations	458,276	195,485
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	53,079	19,693
Accounts payable, accrued expenses and other liabilities	22,999	17,132
Dividends and distributions payable	9,809	7,582
Total Liabilities	1,771,243	1,333,785
Minority interest	2,729	2,859
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 45,228,157 and 34,091,829 shares issued and outstanding, respectively	452	341
Additional paid in capital	368,341	277,918
Accumulated other comprehensive income (loss)	(102)	(4,260)
Total Stockholders' Equity	402,348	307,656
Total Liabilities and Stockholders' Equity	$2,176,320	$1,644,300

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
Revenues:
Rental revenue	$32,266	$19,855	$56,387	$36,877
Interest income from loans and securities	8,586	7,744	16,987	15,959
Property expense recoveries	2,624	2,128	5,117	4,038
Gains on sale of mortgage loans and securities	-	-	-	645
Other revenue	145	528	294	1,085
Total revenues	43,621	30,255	78,785	58,604
Expenses:
Interest expense	26,948	15,728	46,000	29,752
Property expenses	4,668	3,762	8,988	7,327
Gain on derivatives	(300)	(125)	(290)	(130)
Loss on securities	372	-	372	-
General and administrative expenses	2,991	2,437	5,600	4,782
General and administrative expenses-stock based compensation	482	542	805	1,214
Depreciation and amortization expense on real property	12,423	6,438	20,626	11,816
Loan processing expenses	79	66	152	132
Total expenses	47,663	28,848	82,253	54,893
Gain on extinguishment of debt	621	-	621	-
Income (loss) before minority interest and taxes	(3,421)	1,407	(2,847)	3,711
Minority interest in consolidated entities	24	(1)	25	(1)
Income (loss) from continuing operations	(3,397)	1,406	(2,822)	3,710
Income from discontinued operations	105	49	148	98
Net income (loss)	(3,292)	1,455	(2,674)	3,808
Dividends allocable to preferred shares	(711)	(711)	(1,422)	(1,422)
Net income (loss) allocable to common stockholders	$(4,003)	$744	$(4,096)	$2,386

Earnings per share:
Net income (loss) per common share, basic and diluted	$(0.10)	$0.02	$(0.11)	$0.08
Weighted average number of common shares outstanding, basic and diluted	38,566	31,876	36,356	29,896
Dividends declared per common share	$0.20	$0.20	$0.40	$0.40
Dividends declared per preferred share	$0.51	$0.51	$1.02	$1.02

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2006	$33,657	$341	$277,918	$(4,260)	$-	$307,656
Incentive stock plan compensation expense	-	-	805	-	-	805
Incentive stock plan grants issued	-	8	(8)	-	-	-
Net loss	-	-	(2,674)	-	-	(2,674)
Issuance of common stock	-	104	109,649	-	-	109,753
Dividends declared-preferred	-	-	(1,422)	-	-	(1,422)
Dividends declared-common	-	-	(15,928)	-	-	(15,928)
Unrealized change in value of securities available for sale	-	-	-	(7,252)	-	(7,252)
Unrealized change in value of derivatives	-	-	-	10,701	-	10,701
Realized gains on derivatives, net of amortization of $610	-	-	-	709	-	709
Balance at June 30, 2007	$33,657	$452	$368,341	$(102)	$-	$402,348

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Operating activities
Net income (loss)	$(2,674)	$3,808
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	20,845	11,886
Amortization of stock based compensation	805	1,214
Amortization of above and below market leases	23	(328)
Minority interest in consolidated entities	(25)	1
Gain on extinguishment of debt	(621)	-
Gain on sale of loans and securities	-	(645)
Loss on securities available for sale	372	-
Loss on sale of real estate properties	55	-
Gain on derivatives	(290)	(130)
Straight-lining of rents	1,327	(4,982)
Amortization of discounts/premiums, and origination fees/costs	(212)	(280)
Amortization of debt issuance costs and fair market value of debt assumed	647	772
Changes in operating assets and liabilities:
Structuring fees receivable	323	299
Other assets	(15,763)	(1,145)
Accounts payable, accrued expenses and other liabilities	1,023	194
Deposits and escrows	(52)	(1,889)
Amounts due to servicer	(131)	-
Net cash provided by operating activities	5,652	8,775
Investing activities
Proceeds from sale of loans	-	78,645
Additions to loans held for investment	(599)	(107,907)
Principal received from borrowers	9,627	57,209
Origination costs on lending investments	-	121
Purchase of securities available for sale	(37,919)	(2,310)
Principal amortization on securities available for sale	1,027	713
Proceeds from sale of real estate investments	2,887	-
Purchases of real estate investments	(276,458)	(197,175)
Real estate improvements, additions and construction in progress	(1,099)	(7,628)
Deposits on potential equity investments	(20,800)	(4,135)
Return of deposits on potential equity investments	21,800	4,600
Investments in partially-owned entities	(1,139)	-
Purchases of furniture, fixtures, equipment and leasehold improvements	(58)	(874)
Net cash used in investing activities	(302,731)	(178,741)
Financing activities
Borrowing under repurchase agreement and other short-term financing obligations	207,848	95,233
Repayment of repurchase agreement and other short-term financing obligations	(18,331)	(119,614)
Borrowings under bridge-financing facility	210,273	-
Repayments under bridge-financing facility	(137,000)	-
Borrowings from mortgages on real estate investments	42,214	146,285
Repayments of mortgages on real estate investments	(98,078)	(729)
Debt issuance costs	(546)	(509)
Escrows held with mortgage lender	-	8,964
Funds provided by hedging and risk management activities	389	23
Common stock issued, net of offering costs	109,753	57,282
Cash distributions to minority limited partners	(105)	-
Dividends paid on common and preferred stock	(15,123)	(12,600)
Changes in amounts due from affiliates	-	17
Net cash provided by financing activities	301,294	174,352
Net increase in cash and cash equivalents	4,215	4,386
Cash and cash equivalents at beginning of period	4,425	19,316
Cash and cash equivalents at end of period	$8,640	$23,702

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2007	2006

Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$42,786	$27,928
Distributions declared but not paid	53	53
Dividends declared but not paid	9,757	7,494

Supplemental disclosure of noncash operating, investing and financing information
Unrealized gain on cash flow hedges	$10,701	$6,153
Unrealized loss on available-for-sale securities	(7,252)	(6,048)
Value of in-place leases and above-market leases acquired	64,086	18,456
Value of below-market leases acquired	34,326	4,258
Mortgage notes payable assumed on properties acquired	189,996	-
Operating partnership units issued in connection with an investment	-	3,000

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

1. Company Name Change

On July 30, 2007, Capital Lease Funding, Inc. changed its name to CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”). CapLease elected to retain its stock ticker as “LSE.”

2. Organization

CapLease is a diversified real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. The Company focuses on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all expenses normally associated with the ownership of the property (such as utilities, taxes, insurance and routine maintenance) during the lease term. The Company also has made and expects to continue to make investments in single tenant properties where the owner has exposure to property expenses when it determines it can sufficiently underwrite that exposure and isolate a predictable cash flow.

The Company invests at all levels of the capital structure of net lease and other single tenant properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased or other single tenant real estate collateral.

CapLease is organized and conducts its operations to qualify as a REIT for federal income tax purposes. As such, it generally will not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

CapLease conducts its business through a variety of subsidiaries, including its predecessor and operating partnership, Caplease, LP (the “Operating Partnership”). CapLease is the indirect sole general partner of, and owns approximately 98.5% of the common equity of, the Operating Partnership.

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

3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the assets, liabilities, and results of operations of the Company. Results of operations of properties acquired are included in the Consolidated Income Statements from the date of acquisition. The Company assesses whether consolidation of any entity in which it has an equity interest is necessary based on applicable accounting guidance. Any entities that do not meet the criteria for consolidation where the Company does not exercise significant influence are accounted for using the cost method. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

Loan Investments

The Company classifies its loans as long-term investments, as its strategy is to hold the loans for the foreseeable future or until maturity. Loan investments are carried on the Company’s Balance Sheet at amortized cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees). Unearned discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan.

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company evaluates factors such as the present value of future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt. As of June 30, 2007, the Company had no loss allowances on any of the loans in its portfolio.

Purchase Accounting for Acquisition of Real Estate

The Company’s purchase price of rental real estate acquired is allocated to the following based on fair values:

•	acquired tangible assets, consisting of land, building and improvements; and

•	identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships.

In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence activities and other market data, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant (the “dark value”).

Above-market and below-market lease values for acquired properties are recorded based on the present value of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. Fair market lease rates are measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market rate renewal options for below-market leases. In computing present value, the Company considers the costs which would need to be invested to achieve the fair market lease rates. The Company uses a discount rate which reflects the risks associated with the leases acquired. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market renewal options of the respective leases.

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through June 30, 2007, the Company has assigned no value to tenant relationships on any of its acquisitions.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

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

Securities Available for Sale

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies securities which it intends to hold for an indefinite period of time as securities available for sale. These securities are reported at fair value on the Company’s Consolidated Balance Sheets, with unrealized gains and losses included in other comprehensive income, and other than temporary impairments included in current earnings on the Consolidated Income Statement. Purchase premiums and discounts are amortized as a component of interest income using the effective interest method over the terms of the securities. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been below cost, (2) the financial condition and near-term prospects of the underlying credit and (3) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value. The Company had losses on securities of $372 charged to the Income Statement during the three and six months ended June 30, 2007. See Note 7. The Company had no losses on securities charged to the Income Statement during the three and six months ended June 30, 2006.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets (owned real properties) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the three and six months ended June 30, 2007 and June 30, 2006.

Income Taxes

CapLease is subject to federal income taxation at corporate rates on its “REIT taxable income.” However, CapLease is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of CapLease to taxation at the stockholder level only. CapLease intends to continue to operate in a manner consistent with and it has elected to be treated as a REIT for tax purposes. From time to time, the Company may conduct a portion of its business through a taxable REIT subsidiary (“TRS”), and the income from the activities of the TRS is subject to federal and state taxation at the applicable corporate rates.

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

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2007 and June 30, 2006 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Net income (loss) allocable to common stockholders	$(4,003)	$744	$(4,096)	$2,386
Weighted average number of common shares
outstanding, basic and diluted	38,566	31,876	36,356	29,896
Earnings (loss) per share, basic and diluted	$(0.10)	$0.02	$(0.11)	$0.08
Non-vested shares included in weighted average
number of shares outstanding above	700	570	700	570

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value upon the adoption of this standard on January 1, 2008.

4. Loans Held for Investment

Loans held for investment at June 30, 2007 and December 31, 2006, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to high credit quality tenants. As of June 30, 2007, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of June 30, 2007, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Jun 30, 2007	Dec 31, 2006
	Unaudited
Principal	$263,243	$272,271
Premium	1,771	1,814
Carrying amount of loans	265,014	274,085
Deferred origination fees, net	(861)	(915)
Total	$264,153	$273,170

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing. As of June 30, 2007, these investments aggregated $7,463, and are included in the table above.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower. The Company agreed to fund loans from time to time of up to $12,000 to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. As of June 30, 2007, the Company had advanced $6,315 under the revolving credit agreement. Loans made under these programs have been classified as mezzanine loans by the Company.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

At each of June 30, 2007 and December 31, 2006, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%. At June 30, 2007 and December 31, 2006, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.80% and 6.85%, respectively.

5. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at June 30, 2007 and December 31, 2006:

	Jun 30, 2007	Dec 31, 2006
	Unaudited
Real estate investments, at cost:
Land	$190,771	$177,726
Building and improvements	1,272,821	852,495
Intangible assets under SFAS 141	185,457	122,481
Less: Accumulated depreciation and amortization	(59,217)	(37,701)
Real estate investments, net	$1,589,832	$1,115,001
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$55,999	$21,674
Less: Accumulated amortization	(2,920)	(1,981)
Intangible liabilities on real estate investments, net	$53,079	$19,693

Acquisition costs capitalized as part of buildings and improvements were $1,303 and $1,398 for the three and six months ended June 30, 2007, and $241 and $1,359 for the three and six months ended June 30, 2006. Interest capitalized as part of buildings and improvements was $0 for each of the three and six months ended June 30, 2007, and $0 for each of the three and six months ended June 30, 2006.

Amounts for accrued rental income and deferred rental income as of June 30, 2007 and December 31, 2006, were as follows:

	Jun 30, 2007	Dec 31, 2006
	Unaudited
Accrued Rental Income	$21,043	$15,069
Deferred Rental Income	7,461	160

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and six months ended June 30, 2007 and June 30, 2006, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Depreciation on real estate (included in
depreciation and amortization expense)	$7,804	$4,431	$13,450	$8,067
Amortization of in-place leases (included in
depreciation and amortization expense)	4,619	2,007	7,220	3,749
Amortization of above-market leases (included
as a reduction of rental revenue)	823	131	963	238
Amortization of below-market leases (included
as a component of rental revenue)	579	293	940	566

As of June 30, 2007, the Company’s weighted average amortization period on intangible assets was 9.2 years, and the weighted average amortization period on intangible liabilities was 27.3 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of June 30, 2007 was as follows:

	Intangible	Intangible
	Assets	Liabilities
6 Months Ending December 31, 2007	$12,228	$1,267
2008	24,457	2,535
2009	22,637	2,535
2010	20,091	2,535
2011	19,378	2,535
Thereafter	66,731	41,672
	$165,522	$53,079

The Company’s analysis of intangible assets and liabilities in connection with the acquisition of real estate properties acquired during the six months ended June 30, 2007 is preliminary.

Substantially all of the Company’s owned properties are pledged as collateral to the Company’s lender that has provided financing on the property. The Company strategy is to own and finance on a long-term basis each property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 13.

During April 2007, the Company completed the acquisition of a portfolio of 18 real estate assets net leased to five different tenants (the “EntreCap Portfolio”). The purchase price for the assets was $364,400, including $159,317 of assumed mortgage debt.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

During the three months ended June 30, 2007, the Company completed the following real estate acquisitions, including the EntreCap Portfolio acquisition:

Month			Purchase		Net Rentable
Acquired	Tenant or Guarantor	Location	Price	Lease Expires	Square Feet
April	Factory Mutual Insurance Company	1301 Atwood Avenue, Johnston, RI	$55,443	July 2009	345,842
April	Nestle Holdings, Inc.	Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	170,409	December 2012	2,560,350
April	Qwest Business Resources, Inc.	1299 Farnam Street, Omaha, NE	30,097	June 2010	291,820
April	Qwest Business Resources, Inc.	9394 West Dodge Road, Omaha, NE	10,785	June 2010	127,825
April	The Kroger Co.	Various locations in KY (five), GA (four), and TN (two)	64,037	January 2022	685,135
April	The Travelers Corporation	200 Constitution Plaza, Hartford, CT	33,628	October 2011	130,000
April	Bunge North America, Inc.	6700 Snowden Road, Fort Worth, TX	10,100	April 2026	107,520
May	N/A (Development Property)	2423 Galena Avenue, Simi Valley, CA	1,000	N/A	N/A
			$375,499

6. Asset Held for Sale

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company sold the property in March 2007, at a loss of approximately $55. This loss is included on the Company’s Income Statement for the six months ended June 30, 2007 as a component of “Income from discontinued operations.”

In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as asset held for sale on the December 31, 2006 Consolidated Balance Sheet, and the revenues from the property as income from discontinued operations on the Consolidated Income Statements for the six months ended June 30, 2007 and June 30, 2006. Revenue and net income for the Allstate Pittsburgh property were $38 and $38, respectively, for the six months ended June 30, 2007, and $98 and $98, respectively, for the six months ended June 30, 2006.

In accordance with SFAS No. 144, the Company reported the carrying value of the Cott Corporation property it acquired in July 2006 as asset held for sale on the June 30, 2007 Consolidated Balance Sheet, and the revenues from the property as income from discontinued operations on the Consolidated Income Statements for the quarter ended March 31, 2007. The Company so classified this asset as it is in negotiations to sell this asset to a third party. The potential sale follows the tenant’s request to terminate the lease in exchange for a lease termination payment because it determined to discontinue its operations at the property. The Company expects the sale of the property to close within the next twelve months. Any gain or loss on the sale of the property is expected to be de minimis. Revenue and net income for the Cott Corporation property were $209 and $166, respectively, for the six months ended June 30, 2007.

7. Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at June 30, 2007 and at December 31, 2006, consisted of the following:

	Jun 30, 2007	Dec 31, 2006
	Unaudited
BACM 2006-4, Class H (rated BBB+) Face Amount	$8,000	$8,000
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	3,326	3,076
BSCMS 1999 CLF1, Class F (rated NR) Face Amount	251	-
CALFS 1997-CTL1, Class D (rated BBB-) Face Amount	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	6,383	6,383
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	7,114	7,597
WBCMT 2004-C15 180D (rated B+) Face Amount	15,000	15,000
WBCMT 2004-C15 180E (rated B) Face Amount	8,000	8,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	11,000	11,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated BBB) Face Amount	447	428
BACMS 2002-2, Class V-2 (Sterling Jewelers) (rated BBB-) Face Amount	683	655
CVS Corporation (rated BBB+) Face Amount	19,364	19,603
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB-) Face Amount	8,932	8,980
Koninklijke Ahold, N.V. 7.9% May 2026 (rated BBB-) Face Amount	23,183	23,395
Lucent 6.70% due 9/1/2020 (rated BB-) Face Amount	37,321	-
Yahoo, Inc. (rated BBB-) Face Amount	31,909	31,953
Unearned Discount	(15,858)	(15,736)
Cost Basis	$213,095	$176,374
Net unrealized gain (loss) on securities available for sale	(560)	6,692
Total	$212,535	$183,066

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

All credit ratings in the above table are as of June 30, 2007.

The Company recognized impairment losses of $372 on securities available for sale during the three and six months ended June 30, 2007. The losses were on two commercial mortgage backed security (“CMBS”) investments: BSCMS Class E ($172) and CMLBC Class J ($200). These losses represent management’s determination that other-than-temporary declines in the Company’s fair value below its cost basis had occurred on these two investments. Key factors that management relied on in determining the decline was other-than-temporary include:

•	an analysis of the impact of changes in credit spreads;

•	subordination levels within the CMBS capital structure; and

•	the ratings or changes in ratings of the security and underlying collateral.

Unrealized gains and losses on securities available for sale at June 30, 2007 and December 31, 2006, included as a component of other comprehensive income, consisted of the following:

	Jun 30, 2007	Dec 31, 2006
	Unaudited
Unrealized gains on securities available for sale	$4,184	$7,582
Unrealized losses on securities available for sale	(4,744)	(890)

The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

The following table summarizes the Company’s securities in an unrealized loss position as of June 30, 2007.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities

In unrealized loss position less than 12 months	$102,672	$3,227	7
In unrealized loss position 12 or more months	40,323	1,517	3

At June 30, 2007, a total of three available for sale securities were in a continuous unrealized loss position for more than 12 months. The securities consist of mortgage backed securities with ratings ranging from B to BBB+. These securities have unrealized losses ranging from 2.7% to 4.2% of amortized cost. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on mortgage-backed securities, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At June 30, 2007 and December 31, 2006, effective interest rate (yield to maturity on adjusted cost basis) on the Company’s securities available for sale was approximately 7.4% and 7.6%, respectively.

Structuring fees receivable of $2,930 and $3,253 at June 30, 2007 and December 31, 2006, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market rates. Structuring fees receivable are shown at their amortized cost.

8. Other Assets

Other assets as of June 30, 2007 and December 31, 2006, consisted of the following:

	Jun 30, 2007	Dec 31, 2006
	Unaudited
Receivables and accrued interest	$12,002	$8,681
Prepaid expenses and deposits	2,198	2,561
Reserve accounts	13,058	10,652
Escrow held with mortgage lender	812	812
Funds with CDO trustee pending distribution or reinvestment	13,713	9,734
Amounts held by servicer	7,528	2,107
Derivative assets	10,677	2,333
Accrued rental income	21,043	15,069
Debt issuance costs, net	7,726	7,541
Investment in partially-owned entities	1,139	-
Investment in statutory trust	930	930
Other	1,991	2,023
Total	$92,817	$62,443

9. Joint Venture Investments

In April 2007, the Company invested in Matapeake Partners LLC, a newly formed management company organized to form and manage real estate investment funds offered and sold to European investors. The Company agreed, pursuant to the limited liability company agreement, to invest up to $5,000 of capital from time to time, subject to the satisfaction of certain terms and conditions by the principals of the management company. The Company expects its contributions will comprise less than 50% of the total capital contributed to the management company. The Company’s investment entitles it to a 12% return on its investment plus a return of its capital when and if distributions are paid by Matapeake. As of June 30, 2007, the Company had invested $1,139 toward its aggregate $5,000 commitment.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

The Company also expects from time to time to source properties for the management company’s investment funds. The Company intends to retain an interest in any property sourced to any investment fund. To date, the Company has not sourced any properties to any Matapeake investment fund.

10. Repurchase Agreement and Real Property Acquisition Facility

As of June 30, 2007, the Company had a $250,000 repurchase agreement and a $100,000 real property acquisition facility in place for short-term liquidity requirements with Wachovia Bank, N.A. and its affiliate. Each agreement has a 364-day term, and is scheduled to expire on August 24, 2007. Based on conversations to date with Wachovia Bank, the Company expects to extend these agreements prior to expiration. The Company has maintained a repurchase agreement with Wachovia Bank (and its predecessor) since 2001.

Borrowings under the Company’s repurchase agreement and real property acquisition facility are secured by the assets financed and each arrangement is fully recourse to the Company’s other assets.

In anticipation of the Company’s next CDO issuance and to facilitate its refinancing of the EntreCap Portfolio debt, Wachovia Bank has agreed to temporarily expand the Company’s borrowing capacity under the repurchase agreement to $500,000. Unless further extended, this additional capacity will expire on the earlier of (i) September 30, 2007 and (ii) the closing of the Company’s next CDO issuance.

Amounts related to the Company’s repurchase agreement as of June 30, 2007 and December 31, 2006, are as follows:

	Jun 30, 2007	Dec 31, 2006
Collateral carry value	(unaudited)
Loans	$407,343	$171,804
Securities	133,129	82,037
Total	$540,472	$253,841

Borrowings
Loans	$284,215	$133,076
Securities	100,789	62,409
Total	$385,004	$195,485

A portion of the Company’s borrowings on the repurchase agreement during the quarter ended June 30, 2007 represents borrowings to retire debt the Company assumed in connection with the acquisition of the EntreCap Portfolio. The Company borrowed $23,250 secured by a first mortgage loan on the two Qwest properties and utilized excess proceeds (after retiring existing debt) of $11,500 to repay a portion of the Company’s borrowings under the Bridge Facility (see Note 11 below). The Company also borrowed $90,000 secured by a first mortgage loan on the three Nestlé properties and utilized excess proceeds of $20,000 to repay a portion of the Company’s borrowings under the Bridge Facility. As of June 30, 2007, the Company was in the process of arranging long-term mortgage financing on the three Nestlé properties.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day London Interbank Offered Rate (“LIBOR”)) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreements for the six months ended June 30, 2007 and June 30, 2006, are as follows:

	Jun 30, 2007	Jun 30, 2006
	Unaudited	Unaudited
Wachovia-mortgage loan repurchase agreements	6.27%	5.73%
Wachovia-CMBS repurchase agreements	6.26%	5.46%

As of June 30, 2007 and June 30, 2006, the 30-day LIBOR rate was 5.32% and 5.33%, respectively.

The Company is required to pay interest on any borrowings on the real property acquisition facility at prevailing short-term rates (30-day LIBOR) plus a pricing spread (ranging from 95 to 225 basis points). As of June 30, 2007, the Company had no borrowings outstanding on the real property acquisition facility.

The Company is required to comply with the following financial covenants under the above short-term financing agreements: minimum liquidity, minimum tangible net worth and maximum leverage.

11. Bridge Facility

In April 2007, the Company entered into a new short-term credit agreement with Wachovia Bank, N.A., in order to fund a portion of the purchase price of the EntreCap Portfolio (the “Bridge Facility”). In connection with that purchase, the Company borrowed an aggregate of $210,273 under the Bridge Facility. The Company repaid an aggregate of $137,000 of borrowings under the Bridge Facility during the quarter ended June 30, 2007, including $105,500 from a secondary common stock offering and $31,500 of borrowings from the Company’s repurchase agreement in connection with the retirement of debt assumed by the Company on the Qwest and Nestlé properties in the EntreCap Portfolio. As of June 30, 2007, the Company had $73,273 of outstanding borrowings under the Bridge Facility.

The Bridge Facility matured and was repaid in full and terminated on July 16, 2007.

The Company’s weighted average interest rate on the Bridge Facility during the quarter ended June 30, 2007, was 7.82%.

The Company paid Wachovia Bank fees in connection with the Bridge Facility of $2,632. These fees are included on the Company’s Income Statement for the three and six months ended June 30, 2007 as a component of “Interest expense.”

12. Risk Management Transactions

The Company’s objectives in using derivatives include adding stability to interest expense and managing its exposure to interest rate movements. The Company uses forward starting interest rate swaps to hedge the variability of changes in the interest-related cash outflows on forecasted future borrowings. As of June 30, 2007, the Company was hedging its exposure to such variability through June 2017. In accordance with SFAS 133, the interest rate swaps, to the extent that they have been designated and qualify as part of a hedging relationship, are treated as cash flow hedges for accounting purposes.

Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. The interest rate swaps that the Company has entered into are single currency interest rate swaps and, as such, do not require the exchange of a notional amount.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

Amounts related to open positions, as of June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007		December 31, 2006
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$373,809	$10,553	$231,719	$(72)

At June 30, 2007 and December 31, 2006, the Company had hedged the following future borrowings:

	Jun 30, 2007	Dec 31, 2006
	Unaudited
Future borrowings (principal amount)	$373,809	$231,719

At June 30, 2007 and December 31, 2006, derivatives with a fair value of $124 and $2,405, respectively, were included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet. At June 30, 2007 and December 31, 2006, derivatives with a fair value of $10,677 and $2,333, respectively, were included in “Other assets” on the Company’s Consolidated Balance Sheet.

Net realized gains and losses on qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on the Company’s Consolidated Income Statement over the expected term of the Company’s related debt issuances. For the three months ended June 30, 2007 and June 30, 2006, the Company had net realized gains of $193 and $41, respectively, related to cash flow hedges. For the three months ended June 30, 2007 and June 30, 2006, the Company reclassified $307 and $291, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

For the six months ended June 30, 2007 and June 30, 2006, the Company had net realized gains of $389 and $23, respectively, related to cash flow hedges. For the six months ended June 30, 2007 and June 30, 2006, the Company reclassified $610 and $577, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

Within the next twelve months, the Company estimates that $1,274 of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

The change in net unrealized gains of $10,701 and $6,153 in the six months ended June 30, 2007 and June 30, 2006, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

The Company had net income due to hedge ineffectiveness of $300 and $125 for the three months ended June 30, 2007 and June 30, 2006, respectively, and net income of $290 and $130 for the six months ended June 30, 2007 and June 30, 2006, respectively. These amounts are included in gain on derivatives on the Consolidated Income Statements.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

	Jun 30, 2007		Dec 31, 2006
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Effective Rate (1)	Maturity
	(unaudited)	(unaudited)
The Travelers Corporation, Hartford, CT	$21,264	$23,185	$-	$-	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	11,859	13,520	-	-	10.76%	7.67%	Oct 2011
Choice Hotels International, Inc., Silver Spring, MD	31,302	31,302	31,653	31,653	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,575	13,575	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,925	20,925	20,925	20,925	5.24%	5.29%	May 2013
Aon Corporation, Glenview, IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov 2014
Cadbury Schweppes Holdings (US), Whippany, NJ	35,340	35,340	35,614	35,614	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,700	41,700	41,700	41,700	5.33%	5.40%	Jun 2015
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,244	15,244	15,244	15,244	5.11%	5.16%	Aug 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	64,261	64,261	64,883	64,883	5.32%	5.56%	Sep 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	71,470	71,470	71,625	71,625	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	6,632	6,911	6,869	7,172	7.30%	6.41%	Apr 2016
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittown, PA	14,708	14,708	14,794	14,794	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,853	1,981	1,919	2,059	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	-	-	5.81%	5.85%	Jan 2017
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
County of Yolo, California, Woodland, CA	10,332	10,332	-	-	5.68%	5.75%	Feb 2017
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	-	-	5.45%	5.54%	May 2017
AmeriCredit Corp., Arlington, TX	28,796	28,429	29,005	28,623	5.28%	5.51%	Sep 2017
Walgreen Co., Portsmouth, VA	3,130	3,321	3,190	3,391	7.20%	6.18%	Jul 2018
The Kroger Co., Various locations in KY (five), GA (four), and TN (two) (2)	41,562	48,302	-	-	8.03%	5.67%	Jan 2019
Factory Mutual Insurance Company, Johnston, RI (2)	8,180	8,180	-	-	10.00%	10.32%	Aug 2019
United States Government (EPA), Kansas City, KS	21,095	24,514	21,095	24,626	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,668	15,649	14,669	15,678	6.28%	5.52%	Jan 2024
Total	$912,989	$927,942	$789,971	$794,773

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

(2)	The Kroger and Factory Mutual mortgage notes were retired in July 2007.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 5 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,354,905 at June 30, 2007, and $1,147,232 at December 31, 2006.

In April 2007, the Company assumed $159,317 of mortgage debt (principal balance on the date of acquisition) in connection with the acquisition of the EntreCap Portfolio. At the time of the purchase of the EntreCap Portfolio, the Company recorded all of the assumed debt at its fair value. The Company’s fair value estimate reflected the expected cost to retire the debt on the date it was assumed.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

During the quarter ended June 30, 2007, the Company paid principal and prepayment premiums of $67,340 to retire all of the debt outstanding (principal of $60,998 on the date of pay-off) on the three Nestlé properties in the EntreCap Portfolio, $11,352 to retire all of the debt outstanding (principal of $10,961 on the date of pay-off) on the two Qwest properties in the EntreCap Portfolio, and $4,025 to retire a portion of the debt outstanding (principal of $4,025 on the date of pay-off) on the Factory Mutual property in the EntreCap Portfolio. Upon retirement of this debt, the Company recognized an aggregate non-cash gain of $621, representing the difference between the fair value of the debt on the Company’s books and the amount paid to retire the debt. The Company’s actual cost to retire the debt declined from its estimates on the date the debt was assumed as a result of increases in interest rates over that same period.

The above gain is included in “Gain on extinguishment of debt” on the Company’s Income Statement for the three and six months ended June 30, 2007.

Collateralized Debt Obligations

In March 2005, the Company completed its first collateralized debt obligation, or CDO. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets into the pool, and created $285,000 face amount of multi-class notes and $15,000 of preferred equity through the CDO trust. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the assets in the pool. The following table summarizes the assets in the Company’s portfolio posted as CDO collateral as of June 30, 2007.

Carry Value
Long-Term Mortgage Loans	$150,381
Corporate Credit Notes	10,799
CMBS and Other Real Estate Securities	74,794
Total	$235,974

The table does not include approximately $45,682 of intercompany mortgage notes that are eliminated from the Company’s Consolidated Balance Sheet in consolidation.

Trust Preferred Securities

In December 2005, the Operating Partnership issued $30,000 in aggregate principal amount of fixed/floating rate preferred securities through its wholly-owned subsidiary, Caplease Statutory Trust I. The trust simultaneously issued 930 of its common securities to the Operating Partnership for a purchase price of $930, which constitutes all of the issued and outstanding common securities of the trust. The trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $30,930 in aggregate principal amount of unsecured fixed/floating rate junior subordinated notes due January 30, 2036, issued by the Operating Partnership. The junior subordinated notes, the common and the trust preferred securities have substantially identical terms, requiring quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum. The notes mature on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, beginning on January 30, 2011. The trust preferred and common securities do not have a stated maturity date; however, they are subject to mandatory redemption upon the redemption or maturity of the notes.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

The principal amount of the junior subordinated notes of $30,930 is reported as other long-term debt on the Company’s Consolidated Balance Sheet. However, because the Company is not deemed to be the primary beneficiary of the trust under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, the Company’s investment in the trust is not eliminated from the Company’s financial statements in consolidation. Instead, the Company records its investment in the trust’s common shares of $930 as part of “Other assets” on the Company’s Consolidated Balance Sheet.

The Company incurred issuance costs associated with the offering of $972. These costs are included as a component of “Other assets” on the Company’s Consolidated Balance Sheet, and are being amortized into interest expense using the effective yield method through the date the fixed interest period expires (the expected maturity date of the trust preferred securities). The Company’s effective borrowing rate on the trust preferred securities, inclusive of deferred issuance costs, is approximately 8.30% per annum.

Scheduled principal amortization and balloon payments for long-term debt as of June 30, 2007 for the next five years and thereafter are as follows:

	Scheduled	Balloon
	Amortization	Payments	Total
6 Months Ending December 31, 2007	$11,413	$49,741	$61,154
2008	11,408	-	11,408
2009	13,330	-	13,330
2010	38,533	-	38,533
2011	28,433	18,861	47,294
Thereafter	133,237	922,125	1,055,362
	$236,354	$990,727	$1,227,081

The 2007 balloon payments in the above table represent principal due on the Kroger and Factory Mutual mortgage notes that were repaid in July 2007.

14. Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on the Company’s business, results of operations or financial condition.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At June 30, 2007, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $25 and $25 for the three months ended June 30, 2007 and June 30, 2006, respectively, and $50 and $50 for the six months ended June 30, 2007 and June 30, 2006, respectively.

The Company had outstanding commitments to fund loans of $12,000 related to its credit agreement to support YUM! Brands, Inc. franchise loans as of March 31, 2007. As of June 30, 2007, advances of $6,315 had been made against these commitments.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812. During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of June 30, 2007, none of these funds have been disbursed.

As discussed under Note 9 above, the Company has agreed to contribute up to $5,000 of capital to a newly formed management company organized to form and manage real estate investment funds offered and sold to European investors, subject to the satisfaction of certain terms and conditions by the principals of the management company. As of June 30, 2007, the Company had invested $1,139 toward its aggregate $5,000 commitment.

15. Minority Interests

As of June 30, 2007, the Operating Partnership had issued and outstanding 263,157 common units of limited partnership to a minority interest holder. All of these units were issued in connection with the acquisition of a property acquired in June 2006. Beginning on June 13, 2008, the units of limited partnership are redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

Cash distributions by the Operating Partnership will be paid in the following priority: first, to the minority interest holder until such holder receives the amount it would have received if the holder’s units of limited partnership interest were converted to an equal number of shares of CapLease common stock, and then, to CapLease. Since July 2006, the minority interest holder has been paid a cash dividend of $0.20 per limited partnership unit simultaneous with the payment of CapLease’s cash dividend of $0.20 per share of common stock.

Net income has been allocated to the minority interest holder on an “as converted” basis. In other words, the limited partnership units are treated as converted to shares of CapLease common stock, and the minority interest holder is allocated a percentage of the Company’s net income based on its percentage of as converted common shares outstanding. In addition, a weighted average is used for units outstanding for less than a full period.

16. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of June 30, 2007, CapLease had issued and outstanding 45,228,157 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During May and June 2007, CapLease issued 10,350,000 shares of common stock in a public offering at a price to the public of $10.75 per share, for net proceeds of approximately $104,773. We used the net proceeds to repay a portion of our borrowings under the Bridge Facility.

During the three months ended June 30, 2007, CapLease issued 465,096 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $10.88 per share. During the six months ended June 30, 2007, CapLease issued 465,578 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $10.88 per share.

During March 2007, CapLease issued 314,750 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of June 30, 2007, the Company had awarded 1,396,745 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 17 below).

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

Dividends

CapLease has paid cash dividends to its common stockholders each quarter since the third quarter of 2004, and to its Series A preferred stockholders each quarter since the fourth quarter of 2005.

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter	Record	Payment	Dividend	Total
Ended	Date	Date	Per Share	Amount
12/31/2005	12/30/2005	1/17/2006	$0.20	$5,574
3/31/2006	3/31/2006	4/17/2006	0.20	5,636
6/30/2006	6/30/2006	7/17/2006	0.20	6,783
9/30/2006	9/29/2006	10/16/2006	0.20	6,785
12/31/2006	12/29/2006	1/16/2007	0.20	6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883
6/30/2007	6/29/2007	7/16/2007	0.20	9,046

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter	Record	Payment	Dividend	Total
Ended	Date	Date	Per Share	Amount
12/31/2005	12/30/2005	1/17/2006	$0.4852400	$679
3/31/2006	3/31/2006	4/17/2006	0.5078125	711
6/30/2006	6/30/2006	7/17/2006	0.5078125	711
9/30/2006	9/29/2006	10/16/2006	0.5078125	711
12/31/2006	12/29/2006	1/16/2007	0.5078125	711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711
6/30/2007	6/30/2007	6/16/2007	0.5078125	711

17. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan. As of June 30, 2007, the Company had awarded 1,396,745 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

A summary of the Company’s activity under the stock plan from January 1, 2006 through the six months ended June 30, 2007, is presented below:

	Number of
	Shares
Stock Awards at January 1, 2006	760,546
Granted During the Year Ended December 31, 2006	332,450	(1)
Forfeited During the Year Ended December 31, 2006	(11,001)
Stock Awards at January 1, 2007	1,081,995
Granted During the Six Month Period Ended June 30, 2007	314,750	(2)
Stock Awards at June 30, 2007	1,396,745

(1)
Shares are scheduled to vest between March 2007 and March 2011, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 133,500 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

(2)
Shares are scheduled to vest between March 2008 and March 2012, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 156,750 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

A summary of the status of unvested shares from January 1, 2006 through the six months ended June 30, 2007, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2006	495,647	371,203	$10.83
Current period awards	332,450	243,450	11.07
Prior period awards	N/A	62,222	10.66
Vested	(228,983)	(228,983)	10.72
Forfeited	(11,001)	(11,001)	11.02
Nonvested at January 1, 2007	588,113	436,891	10.99
Current period awards	314,750	189,350	10.91
Prior period awards	N/A	30,771	10.91
Vested	(202,905)	(202,905)	10.96
Nonvested at June 30, 2007	699,958	454,107	11.00

As the immediately preceding table indicates, not all Company share awards have been valued for purposes of SFAS 123R, as the Company’s stock awards include shares awarded with vesting dependant upon satisfaction of performance criteria and with the performance criteria on a portion of the shares to be determined in the future. “Prior period awards” represent share awards made in a prior period which have been valued for purposes of SFAS 123R in the current period when the CapLease Compensation Committee determined the performance criteria.

As of June 30, 2007, $4,429 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Income Statement ratably over the remaining vesting period (through March 2012). As of June 30, 2007, the grant date fair value for awards of 49,776 shares made in 2005, 70,675 shares made in 2006 and 125,400 shares made in 2007, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

The following summarizes the expense the Company recorded in its Consolidated Income Statement during the six months ended June 30, 2007 and June 30, 2006, for stock based compensation:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

General and administrative expenses-stock based compensation	$482	$542	$805	$1,214

18. Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the Company’s Consolidated Income Statements, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses reclassified into interest expense). The Company’s comprehensive income for the three and six months ended June 30, 2007 and June 30, 2006 is summarized below:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Net income (loss)	$(3,292)	$1,455	$(2,674)	$3,808
Unrealized change in value on securities available for sale	(6,999)	(2,830)	(7,252)	(6,048)
Unrealized gain on derivatives	10,811	2,593	10,701	6,153
Realized gain on derivatives, net of amortization	199	206	709	469
Comprehensive income	$719	$1,424	$1,484	$4,382

SFAS No. 130, Reporting Comprehensive Income, divides comprehensive income into “net income” and “other comprehensive income.” Other comprehensive income is defined as revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income is a component of Stockholders’ Equity and is shown on the Company’s Consolidated Statement of Changes in Stockholders’ Equity (fourth column). The following table summarizes the Company’s Accumulated Other Comprehensive Income (Loss) as reported on the Consolidated Statement of Changes in Stockholders’ Equity.

	Jun 30, 2007	Dec 31, 2006
	(unaudited)
Net unrealized gains on securities	$(560)	$6,692
Net unrealized gains on derivatives	10,750	48
Net realized losses on derivatives	(10,292)	(11,000)
Accumulated other comprehensive loss	$(102)	$(4,260)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

19. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2026 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2007, are as follows:

6 Months Ending December 31, 2007	$53,602
2008	130,452
2009	127,929
2010	113,001
2011	112,796
Thereafter	740,358
$1,278,138

20. Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2006, the Company acquired all real properties purchased during the six months ended June 30, 2007 and the year ended December 31, 2006. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Total revenues	$45,799	$44,765	$91,304	$90,553
Income from continuing operations	$1,132	$4,264	$3,916	$9,372
Net income (loss) allocable to common stockholders	$526	$3,664	$2,642	$8,172
Income per basic and diluted common share from continuing operations	$0.03	$0.13	$0.11	$0.31
Net income (loss) per basic and diluted common share	$0.01	$0.11	$0.07	$0.27

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

Selected results of operations by segment for the three months ended June 30, 2007 and June 30, 2006, are as follows:

	Corporate /		Operating		Lending
	Unallocated		Real Estate		Investments
	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006
Total revenues	$108	$238	$35,080	$22,058	$8,432	$7,960
Total expenses and minority interest	4,073	3,603	37,423	20,519	6,142	4,726
Gain on extinguishment of debt	-	-	621	-	-	-
Income (loss) from continuing operations	(3,965)	(3,365)	(1,722)	1,538	2,290	3,234
Total assets	51,691	58,080	1,641,921	995,486	482,709	408,655

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

Selected results of operations by segment for the six months ended June 30, 2007 and June 30, 2006, are as follows:

	Corporate /		Operating		Lending
	Unallocated		Real Estate		Investments
	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006
Total revenues	$244	$466	$61,889	$41,053	$16,652	$17,085
Total expenses and minority interest	7,629	7,240	62,912	38,103	11,688	9,551
Gain on extinguishment of debt	-	-	621	-	-	-
Income (loss) from continuing operations	(7,385)	(6,775)	(402)	2,950	4,964	7,534
Total assets	51,691	58,080	1,641,921	995,486	482,709	408,655

22. Variable Interest Entities

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded two such loans as of June 30, 2007, with an aggregate unpaid principal amount of approximately $1,148 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company is generally required to make advances simultaneous with the borrower’s capital contributions to the joint venture to fund the underlying franchise loans. As of June 30, 2007, the Company had advanced $6,315 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a limited guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2007 (unaudited)

23. Subsequent Events

Kroger Assumed Debt Repayment

On July 2, 2007, the Company repaid in full the debt it assumed in connection with the 11 Kroger properties included in the EntreCap Portfolio. The Company’s repayment was financed through its repurchase agreement. The Company borrowed $58,770 secured by a first mortgage of the Kroger properties and utilized excess proceeds of $11,600 to repay a portion of the Company’s borrowings under the Bridge Facility.

Nestlé Mortgage Debt

On July 16, 2007, the Company issued $117,000 of third party mortgage debt secured by the three Nestlé properties in the EntreCap Portfolio. The principal terms of the mortgage debt are summarized as follows:

•	$117,000 face amount of note;

•	6.32% coupon rate;

•	maturity date in August 2012;

•	$117,000 balloon at maturity;

•	interest-only debt service payable monthly until maturity;

•	non-recourse note secured by mortgage on the three Nestlé properties and an assignment of the underlying lease and rents, limited non-recourse exceptions apply; and

•	the note is subject to customary events of default.

Bridge Facility Repayment

On July 16, 2007, the Company repaid its remaining borrowings under the Bridge Facility and the Bridge Facility was terminated.

Factory Mutual Property and New Revolving Credit Agreement

In July 2007, the Company retired the remaining assumed debt on the Factory Mutual property in the EntreCap Portfolio. After that debt was retired and on July 17, 2007, the Company entered into a revolving credit agreement among CapLease, one of its subsidiaries (collectively with CapLease, as borrower) and Wachovia Bank National Association, as initial lender and administrative agent (the “Revolver”). The Revolver provides that the Company may borrow up to $40,000 from time to time over the three year term, and its borrowings will bear interest at prevailing short-term interest rates (30-day LIBOR) plus 125 basis points.

The Company’s borrowings under the Revolver are secured by a first mortgage on the Factory Mutual property included in the EntreCap Portfolio and an assignment of the Company’s interest in the lease and rents on the property. The Revolver is a fully recourse lending arrangement. The Company is permitted to use proceeds from borrowings under the Revolver for any corporate purpose, including to fund investments or repay other indebtedness.

As of the date of this filing, the Company has not yet borrowed any amount under the Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

Name Change

On July 30, 2007, Capital Lease Funding, Inc. changed its name to CapLease, Inc. and elected to retain its stock ticker as “LSE.”

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

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio. We invest at all levels of the capital structure of net lease and other single tenant properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased or other single tenant real estate collateral.

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries).

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through June 30, 2007, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). We have short-term floating rate borrowing arrangements in place to facilitate our investment activity while we arrange long-term financing. We employ a hedging strategy to mitigate our exposure to changes in interest rates while our assets are financed under our short-term borrowing arrangements. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the trust preferred debt we issued in December 2005, our overall portfolio leverage as of June 30, 2007 was approximately 81.4%.

We rely primarily on equity and debt capital to fund our portfolio growth. Through June 30, 2007, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in May 2006 (net proceeds of $57.3 million), and a follow-on common stock offering in May/June 2007 (net proceeds of $104.8 million).

Summary of Investment and Financing Activity in Second Quarter of 2007

The following highlights our investment and financing activity during the quarter ended June 30, 2007:

•
We added assets of $413.9 million to our portfolio, including the acquisition of a portfolio of 18 real estate assets net leased to five different tenants (the “EntreCap Portfolio”). The purchase price for the EntreCap Portfolio was $364.4 million, including $159.3 million of assumed mortgage debt.

•
As part of our plans to refinance substantially all of the debt we assumed on the EntreCap Portfolio, we repaid all of the assumed mortgage debt on the three Nestlé properties, $4.0 million of the assumed debt on the Factory Mutual property (principal amount on the date of pay-off), and all of the assumed debt on the two Qwest properties during the quarter ended June 30, 2007. The remaining assumed debt on the Factory Mutual property and all of the assumed debt on the Kroger properties were repaid in July 2007.

•	We also added new third party long-term mortgage debt of $6.3 million on the Bunge property we closed during the quarter. The 10-year mortgage note has a coupon rate of 5.45%.

Business Environment

Our ability to execute on our business strategy is subject to a variety of factors beyond our control. The condition of the credit markets is an example of one such factor. The credit markets have recently entered a period of significant uncertainty, driven in part by concerns about sub-prime residential mortgage loans. This uncertainty could adversely impact us in a variety of ways, including by causing our pace of new asset investments to slow until markets stabilize and by driving up our anticipated cost of financing on assets not yet long-term financed.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during the first or second quarter of 2007.

Property Acquisitions

During the three months ended June 30, 2007, we completed the following property acquisitions (dollar amounts in thousands):

			Purchase		Net Rentable
Month Acquired	Tenant or Guarantor	Location	Price	Lease Expires	Square Feet
April	Factory Mutual Insurance Company	1301 Atwood Avenue, Johnston, RI	$55,443	July 2009	345,842
April	Nestle Holdings, Inc.	Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	170,409	December 2012	2,560,350
April	Qwest Business Resources, Inc.	1299 Farnam Street, Omaha, NE	30,097	June 2010	291,820
April	Qwest Business Resources, Inc.	9394 West Dodge Road, Omaha, NE	10,785	June 2010	127,825
April	The Kroger Co.	Various locations in KY (five), GA (four), and TN (two)	64,037	January 2022	685,135
April	The Travelers Corporation	200 Constitution Plaza, Hartford, CT	33,628	October 2011	130,000
April	Bunge North America, Inc.	6700 Snowden Road, Fort Worth, TX	10,100	April 2026	107,520
May	N/A (Development Property)	2423 Galena Avenue, Simi Valley, CA	1,000	N/A	N/A
			$375,499

Business Segments

We conduct our business through two operating segments:

• operating real estate (including our investments in owned real properties); and

• lending investments (including our loan business as well as our investments in securities).

Selected results of operations by segment for the three months ended June 30, 2007 and June 30, 2006, are as follows (dollar amounts in thousands):

	Corporate /		Operating		Lending
	Unallocated		Real Estate		Investments
	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006
Total revenues	$108	$238	$35,080	$22,058	$8,432	$7,960
Total expenses and minority interest	4,073	3,603	37,423	20,519	6,142	4,726
Gain on extinguishment of debt	-	-	621	-	-	-
Income (loss) from continuing operations	(3,965)	(3,365)	(1,722)	1,538	2,290	3,234
Total assets	51,691	58,080	1,641,921	995,486	482,709	408,655

Selected results of operations by segment for the six months ended June 30, 2007 and June 30, 2006, are as follows (dollar amounts in thousands):

	Corporate /		Operating		Lending
	Unallocated		Real Estate		Investments
	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006
Total revenues	$244	$466	$61,889	$41,053	$16,652	$17,085
Total expenses and minority interest	7,629	7,240	62,912	38,103	11,688	9,551
Gain on extinguishment of debt	-	-	621	-	-	-
Income (loss) from continuing operations	(7,385)	(6,775)	(402)	2,950	4,964	7,534
Total assets	51,691	58,080	1,641,921	995,486	482,709	408,655

Results of Operations

During the second quarter of 2007, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments in net lease and other single tenant assets.

Comparison of the Quarter Ended June 30, 2007 to the Quarter Ended June 30, 2006

The following discussion compares our operating results for the quarter ended June 30, 2007 to the comparable period in 2006.

Revenue.

Total revenue increased $13.4 million, or 44%, to $43.6 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and an increase in interest income, offset in part by a decrease in other revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $12.9 million, or 59%, to $34.9 million. The increase was due to a substantial increase in the underlying property investments from the prior year period. Between June 30, 2006 and June 30, 2007, we added 31 owned property assets for an aggregate purchase price of approximately $594 million.

Interest income increased $0.8 million, or 11%, to $8.6 million, reflecting an increase in aggregate loan and securities investments.

Other revenue decreased $0.4 million to $0.1 million, primarily reflecting income we received from loans that were paid off in the 2006 period.

Expenses.

Total expenses increased $18.8 million, or 65%, to $47.7 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and general and administrative expenses, and losses on two CMBS investments, offset slightly by lower general and administrative expenses-stock based compensation.

Interest expense increased $11.2 million, or 71%, from $15.7 million to $26.9 million. The increase in 2007 consisted of $4.1 million of additional interest expense on property mortgages originated or assumed in 2006 and 2007, $2.6 million of fees paid under the Bridge Facility we entered into in connection with the acquisition of the EntreCap Portfolio, $2.4 million of interest expense under the Bridge Facility, and $2.1 million of additional interest expense under our repurchase agreement (primarily resulting from higher borrowings and interest rates in 2007).

Depreciation and amortization expense on real property increased $6.0 million, or 93%, from $6.4 million to $12.4 million, due to the significant increase in property investments compared with the prior year period.

Property expenses increased $0.9 million, or 24%, to $4.7 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2007 period was $2.0 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

We had losses on securities of $372,000 in the 2007 period, reflecting impairment losses on two CMBS securities. These losses represent management’s determination that other-than-temporary declines in the fair value below cost basis had occurred on these two investments.

General and administrative expense increased $0.6 million, or 23%, to $3.0 million, due primarily to higher employee compensation and higher legal expenses primarily associated with the retirement of debt we assumed upon acquisition of the EntreCap Portfolio.

General and administrative expense-stock based compensation decreased $0.1 million, or 11%, to $0.5 million. The decrease was a result of our transition to a five year vesting period on stock awards during the 2007 period. As of June 30, 2007, $4.4 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Income Statement ratably over the remaining vesting period (through March 2012). As of June 30, 2007, the grant date fair value for awards of 49,776 shares made in 2005, 70,675 shares made in 2006, and 125,400 shares made in 2007 had not yet been determined because the grant date (as defined under relevant accounting guidance) had not yet occurred.

Gain on extinguishment of debt.

We had a $0.6 million non-cash gain on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap Portfolio. This gain resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net income (loss).

Net income (loss) decreased from $1.5 million to $(3.3) million, primarily as a result of increases in interest expense, depreciation expense and property expenses, offset in part by an increase in rental revenues and property expense recoveries. Net income (loss) allocable to common stockholders was $(4.0) million in the second quarter of 2007, reflecting dividends to preferred stockholders of $0.7 million.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

The following discussion compares our operating results for the six months ended June 30, 2007 to the comparable period in 2006.

Revenue.

Total revenue increased $20.2 million, or 34%, to $78.8 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and an increase in interest income, offset in part by a decrease in other revenue and no gain on sale of mortgage loans and securities in the 2007 period.

Rental revenue and property expense recoveries, in the aggregate, increased $20.6 million, or 50%, to $61.5 million. The increase was due to a substantial increase in the underlying property investments from the prior year period.

Interest income increased $1.0 million, or 6%, to $17.0 million, reflecting an increase in aggregate loan and securities investments.

We had no gain on sale of mortgage loans and securities in the 2007 period, compared to a $0.6 million gain in the 2006 period, reflecting a gain we earned on the origination and sale of a mortgage loan in the first quarter of 2006.

Other revenue decreased $0.8 million to $0.3 million, primarily reflecting income we received on loans that were paid off in the 2006 period.

Expenses.

Total expenses increased $27.4 million, or 50%, to $82.3 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and general and administrative expenses, and losses on two CMBS investments, offset in part by a reduction in stock based compensation expense.

Interest expense increased $16.2 million, or 55%, from $29.8 million to $46.0 million. The increase in 2006 primarily consisted of $7.7 million of additional interest expense on property mortgages originated or assumed in 2006 and 2007, $3.5 million of additional interest expense under our repurchase agreement (primarily resulting from higher borrowings and interest rates in 2007), $2.6 million of fees paid under the Bridge Facility we entered into in connection with the acquisition of the EntreCap Portfolio, and $2.4 million of interest expense under the Bridge Facility.

Depreciation and amortization expense on real property increased $8.8 million, due to the significant increase in property investments compared with the prior year period.

Property expenses increased $1.7 million, or 23%, to $9.0 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2007 period was $3.9 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

We had losses on securities of $372,000 in the 2007 period, reflecting impairment losses on two CMBS securities. These losses represent management’s determination that other-than-temporary declines in the fair value below cost basis had occurred on these two investments.

General and administrative expense increased $0.8 million, or 17%, to $5.6 million, due primarily to higher employee compensation and higher legal expenses primarily associated with the retirement of debt we assumed upon acquisition of the EntreCap Portfolio.

General and administrative expense-stock based compensation decreased $0.4 million, or 34%, to $0.8 million. The decrease was a result of our transition to a five year vesting period on stock awards during the 2007 period.

Gain on extinguishment of debt.

We had a $0.6 million non-cash gain on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap Portfolio. This gain resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net income (loss).

Net income (loss) decreased from $3.8 million to $(2.7) million, primarily as a result of increases in interest expense, depreciation expense and property expenses, offset in part by an increase in rental revenues and property expense recoveries. Net income (loss) allocable to common stockholders was $(4.1) million in the 2007 period, reflecting dividends to preferred stockholders of $1.4 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and six months ended June 30, 2007 and June 30, 2006.

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(in thousands, except per share amounts)	2007	2006	2007	2006
Net income (loss) allocable to common stockholders	$(4,003)	$744	$(4,096)	$2,386
Add (deduct):
Minority interest-OP units	(24)	1	(25)	1
Depreciation and amortization expense on real property	12,423	6,438	20,626	11,816
Depreciation and amortization expense on discontinued operations	-	-	43	-
Funds from operations	8,396	7,183	16,548	14,203

Weighted average number of common shares outstanding, basic and diluted	38,566	31,876	36,356	29,896
Weighted average number of OP units outstanding	263	44	263	22
Weighted average number of common shares and OP units outstanding, basic and diluted	38,829	31,920	36,619	29,918

Net income (loss) per common share, basic and diluted	$(0.10)	$0.02	$(0.11)	$0.08
Funds from operations per share	$0.22	$0.23	$0.45	$0.47

Gains on sale of mortgage loans and securities	$-	$-	$-	$645

Liquidity and Capital Resources

As of June 30, 2007, we had $8.6 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock in the each of the quarters ended March 31, 2007 and June 30, 2007. We also declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock during each of the quarters ended March 31, 2007 and June 30, 2007.

We believe that our working capital and cash provided by operations will be sufficient to fund our operations and pay our distributions necessary to enable us to continue to qualify as a REIT. However, our strategy contemplates additional investments and, therefore, as we approach or reach our target leverage level from time to time, we will need to raise additional capital. As of June 30, 2007, we had an effective shelf registration statement under which we can offer an aggregate of $91.2 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

We raised additional equity capital through a public offering of common stock that closed in May and June 2007. We issued 10,350,000 shares of common stock in a public offering at a price to the public of $10.75 per share, and raised net proceeds of approximately $104.8 million, after the underwriting discount and offering expenses. The shares were issued pursuant to our shelf registration statement. We used the proceeds from the offering to repay a portion of our borrowings under the Bridge Facility.

We implemented a dividend reinvestment and direct stock purchase plan in March 2007. The plan provides us with an additional source of equity capital. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion. During the three months ended June 30, 2007, we issued 465,096 shares of common stock through the plan at an average price of $10.88 per share. During the six months ended June 30, 2007, we issued 465,578 shares of common stock through the plan at an average price of $10.88 per share.

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

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13. As of June 30, 2007, this has resulted in the Company accruing $13.6 million of rental income in excess of actual rents due under the various leases. During the six months ended June 30, 2007, actual rents due under the leases exceeded rents on a straight-line basis by $1.3 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, as well as through our short-term borrowing arrangements. As of June 30, 2007, our short-term borrowing arrangements included a repurchase agreement with Wachovia Bank (aggregate borrowing capacity of $250 million) and a real property acquisition facility with Wachovia Bank and one of its affiliates (two loan agreements with aggregate borrowing capacity of $100 million). These arrangements are uncommitted, meaning the lenders may decline to advance on any asset we seek to finance.

We also entered into a new short-term credit agreement with Wachovia Bank, N.A. in April 2007 in connection with the acquisition of the EntreCap Portfolio (the “Bridge Facility”). We had $73.3 million outstanding as of June 30, 2007 under the Bridge Facility. The Bridge Facility matured and was repaid in full and terminated on July 16, 2007.

In anticipation of our next CDO issuance and to facilitate our refinancing of the EntreCap Portfolio debt, Wachovia Bank has agreed to temporarily expand our borrowing capacity under our repurchase agreement to $500 million. Unless further extended, this additional capacity will expire on the earlier of (i) September 30, 2007 and (ii) the closing of our next CDO issuance.

We had $385.0 million outstanding as of June 30, 2007 under our Wachovia repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $407.3 million, and securities with a carry value of $133.1 million. We had no borrowings outstanding as of June 30, 2007 under our real property acquisition facility. Our short-term borrowing arrangements are co-terminus, and they are scheduled to expire on August 24, 2007. Based on our conversations to date with Wachovia Bank, we expect to extend these agreements prior to expiration. We have maintained a repurchase agreement with Wachovia Bank (and its predecessor) since 2001.

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

As of June 30, 2007, we were in compliance with the terms of our short-term borrowing arrangements. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent. However, because our short-term borrowing arrangements are uncommitted, we cannot make any assurance that these facilities will continue to be available to us.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital.

We finance our investments through short-term financing arrangements and, as soon as practicable thereafter, we obtain long-term financing for these investments, generally on a secured, non-recourse basis. Through June 30, 2007, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). As of June 30, 2007, we have financed on a long-term basis an aggregate of approximately $1.44 billion of assets in portfolio with third party mortgage debt of $927.9 million and collateralized debt obligations of $268.2 million. We also issued $30.0 million of trust preferred debt in December 2005. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the December 2005 trust preferred debt, our overall portfolio leverage as of June 30, 2007 was approximately 81.4%.

Long-Term Mortgage Financings.

During the quarter ended June 30, 2007, we obtained $6.3 million of long-term third party mortgage financing on one new real property acquisition we made during the quarter. The principal economic terms of the note are summarized in the following table:

	Original Face Amount of Mortgage Note			Balloon at Maturity
Description	(in thousands)	Coupon	Maturity Date	(in thousands)
Bunge North America, Inc., Fort Worth, TX	$6,262	5.45%	May 2017	$6,262

During the quarter ended June 30, 2007, we also assumed $159.3 million of mortgage debt on the assets in the EntreCap Portfolio. As expected, we have retired substantially all of this debt since we assumed it. As of the date of this filing, we have retired all of the assumed mortgage debt in the EntreCap Portfolio, with the exception of the following:

Property	Indebtedness	Face Amount as of June 30, 2007	Coupon Rate	Maturity Date
		(in thousands)
The Travelers Corporation	Series M Mortgage Notes	$21,264	9.7978%	September 2011
The Travelers Corporation	Series Z Mortgage Notes	11,859	10.7561%	October 2011
		$33,123

We do not intend to repay or refinance the debt on the Travelers property at this time.

Our mortgage financings are fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are generally non-recourse to us but are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes include limited non-recourse exceptions. The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity. We believe the value of the assets financed is, and will continue to be, sufficient to repay or refinance our debt at maturity.

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

We have largely completed aggregating assets for our second CDO issuance and have obtained rating agency approvals for the transaction. While credit market conditions are uncertain and difficult at this time, we believe the market remains open for a CDO transaction with high credit quality identified collateral by a seasoned issuer like our company. We are monitoring conditions in the CDO market and plan to issue our next CDO transaction when we are confident we can do so on acceptable terms.

Statement of Cash Flows

Operating activities provided $5.7 million of cash during the six months ended June 30, 2007, primarily driven by net income as adjusted by various non-cash gains, income and charges of $20.3 million, partially offset by increases in other assets of $15.8 million. Operating activities provided $8.8 million of cash during the six months ended June 30, 2006, primarily driven by net income as adjusted by various non-cash gains and charges of $11.3 million, partially offset by decreases in deposits and escrows of $1.9 million and increases in other assets of $1.1 million.

Investing activities used $302.7 million during the six months ended June 30, 2007, which primarily resulted from net investments in real estate of $277.6 million, investments in securities available for sale of $37.9 million and investments in partially-owned entities of $1.1 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $9.6 million and securities of $1.0 million. Investing activities used $178.7 million during the six months ended June 30, 2006, which primarily resulted from net investments in real estate of $204.8 million, net investments in mortgage loans of $50.7 million, net investments in securities available for sale of $1.6 million and purchases of furniture, fixtures and equipment of $0.9 million, partially offset by sale of mortgage loans of $78.6 million.

Cash provided by financing activities during the six months ended June 30, 2007 was $301.3 million, which primarily resulted from net borrowings of $305.0 million, including a net of $189.5 million under the repurchase agreement, a net of $73.3 million under the Bridge Facility, and $42.4 million under mortgages on real estate investments, and proceeds from a common stock offering of $109.8 million, partially offset by repayments of mortgages on real estate of $98.1 million and dividends and distributions paid of $15.2 million. Cash provided by financing activities during the six months ended June 30, 2006 was $174.4 million, which primarily resulted from net borrowings from mortgages on real estate investments of $145.6 million, proceeds from a common stock offering of $57.3 million, and reductions in escrows held with mortgage lender of $9.0 million, partially offset by net repayments under repurchase agreements and other short-term financing obligations of $24.4 million and dividends paid of $12.6 million.

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

Net realized gains and losses on our qualifying cash flow hedges are included in other comprehensive income and will be reclassified and amortized as part of interest expense on our Consolidated Income Statement over the expected term of the related debt issuances. For the three months ended June 30, 2007 and June 30, 2006, we had net realized gains of $0.2 million and $0, respectively, related to cash flow hedges. For the three months ended June 30, 2007 and June 30, 2006, we reclassified $0.3 million and $0.3 million, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

For the six months ended June 30, 2007 and June 30, 2006, we had net realized gains of $0.4 million and $0, respectively, related to cash flow hedges. For the six months ended June 30, 2007 and June 30, 2006, we reclassified $0.6 million and $0.6 million, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

Within the next twelve months, we estimate that $1.3 million of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

Consistent with SFAS No. 133, open cash flow hedges are marked to fair value at each reporting date, with a corresponding offset to other comprehensive income (a component of Stockholders’ Equity). The change in net unrealized gains of $10.7 million and $6.2 million in the six months ended June 30, 2007 and June 30, 2006, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to make additional investments in a timely manner or on acceptable terms;

•	our ability to obtain long-term financing for our asset investments in a timely manner and on terms that are consistent with those we project when we invest in the asset;

•	adverse changes in the financial condition of the tenants underlying our investments;

•	increases in our financing costs, our general and administrative costs and/or our property expenses;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

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

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our loans and real estate securities. Changes in the required yield would result in a higher or lower value for these assets. If the required market yields increase as a result of these interest rate changes, the value of our loans and real estate securities would decline relative to U.S. Treasuries. Conversely, if the required market yields decrease as a result of interest rate changes, the value of our loans and real estate securities would increase relative to U.S. Treasuries. These changes in the market value may affect the equity on our balance sheet or, if the value is less than our cost basis and we determine the losses to be other-than-temporary, our income statement through impairment losses on our loans or securities. These value changes may also affect our ability to borrow and access capital, particularly with respect to our short-term financing obligations where the lender has the right to initiate a margin call when the value of its collateral declines.

Credit Spread Curve Exposure

We are subject to credit spread risk in various aspects of our business. Credit spreads represent the portion of the required yield on an income investment attributable to credit quality. Credit spreads fluctuate over time as investor appetite for credit risk changes.

Changes in credit spreads can have many of the same impacts on us as a change in interest rates, or principally:

•	as credit spreads widen, our short-term borrowing costs may rise;

•	increases in credit spreads can result in spread compression on investments we target and, thus, a slowing of our new investment pace;

•	increases in credit spreads can increase our anticipated cost to finance assets not yet long-term financed, causing our expected spread on these assets to be reduced; and

•	increases in credit spreads can lower the value of our loans and securities as required yields on these assets increase.

Tenant Credit Rating Exposure

Substantially all of our portfolio assets are subject to risks due to credit rating changes of the underlying tenant or tenants. Deterioration in the underlying tenant’s credit rating can result in a lower value for the related asset, which could result in a reduction in the equity on our balance sheet or, if the value is less than our cost basis and we determine the loss to be other-than-temporary, an impairment loss on our income statement. In addition, declines in the credit rating of a particular tenant prior to our obtaining long-term financing could increase our short-term financing costs and result in a margin call by our short-term lender, and precipitous declines may significantly impede or eliminate our ability to finance the asset. We manage these risks by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes. We also seek to lock or procure long-term financing on our assets as promptly as practicable after we commit to invest.

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2007, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of June 30, 2007:

	Carrying Amount	Notional Amount	Average Effective Interest Rate	Maturity Date	Weighted Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$265,014	$263,243	6.80%	Various	$262,560
Securities available for sale - CMBS (2)	212,535	228,952	7.42%	2009-2028	212,535
Structuring fees receivable	2,930	N/A	8.00%	2010-2020	2,930
Derivative assets (3)	10,677	355,360	N/A	N/A	10,677

Liabilities
Repurchase agreement and other short-term
financing obligations (4)	458,276	458,276	6.26%	Short-term	458,276
Mortgage notes payable (5)	927,942	912,989	5.70%	2011-2024	885,705
Collateralized debt obligations (5)	268,208	268,500	5.67%	2015	250,699
Other long-term debt (6)	30,930	30,930	8.30%	2016	29,581
Derivative liabilities (3)	124	18,450	N/A	N/A	124

(1)
This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the loans range from 2009 through 2033.

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

Scheduled maturities of interest rate sensitive instruments as of June 30, 2007 are as follows:

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$3,462	$6,470	$15,445	$11,393	$12,493	$213,980
Securities available for sale - CMBS	890	2,878	25,961	3,367	4,108	191,748
Structuring fees receivable	336	713	772	768	73	268
Derivative assets	10,677	-	-	-	-	-
Mortgages on real estate investments	61,172	11,447	13,371	15,741	36,433	789,778
Repurchase agreement and other short-term financing obligations	458,276	-	-	-	-	-
Collateralized debt obligations	(18)	(38)	(41)	22,792	10,861	234,652
Other long-term debt	-	-	-	-	-	30,930
Derivative liabilities	124	-	-	-	-	-

$49,741 (amount in thousands) of the 2007 maturities for “Mortgages on real estate investments” in the above table represent principal due on the Kroger and Factory Mutual mortgage notes that was repaid in July 2007. Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

The expected maturity dates shown for loan investments, securities available for sale and structuring fees receivable are based on the contractual terms of the underlying assets. These assets, based on our current operating strategy, are held for investment. Our liabilities with respect to our repurchase agreement and other short-term financing obligations are short-term in nature and, accordingly, are listed as maturing in the current period. The material assumptions used to determine fair value are included in footnotes 1 through 6 in the immediately preceding table.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors amend and restate those risk factors with the same caption headings included in our Form 10-K for the year ended December 31, 2006 and our Form 10-Q for the quarter ended March 31, 2007.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to the following tenant credit concentrations as of June 30, 2007:

• approximately $205.0 million, or 9.9%, of our assets in portfolio involve properties leased to the United States Government; and

• approximately $196.4 million, or 9.5%, of our assets in portfolio involve properties leased to, or leases guaranteed by, Nestlé Holdings, Inc.

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

We are subject to the following industry concentrations as of June 30, 2007:

• approximately $328.2 million, or 15.9%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company, Aetna Life Insurance Company, Factory Mutual Insurance Company, Travelers Corporation);

• approximately $137.1 million, or 6.6%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc., Kohl’s Corporation); and

• approximately $103.7 million, or 5.0%, of our assets in portfolio involve properties leased to, or leases guaranteed by, companies in the retail home improvements industry (e.g., Lowe’s Companies, Inc., Home Depot USA, Inc.).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to the following geographic concentrations as of June 30, 2007:

• approximately $213.5 million, or 10.3%, of our assets in portfolio are investments in properties located in the Philadelphia, Pennsylvania metropolitan area;

• approximately $175.8 million, or 8.5%, of our assets in portfolio are investments in properties located in the Washington, D.C. metropolitan area;

• approximately $174.5 million, or 8.4%, of our assets in portfolio are investments in properties located in the Chicago, Illinois metropolitan area;

• approximately $145.0 million, or 7.0%, of our assets in portfolio are investments in properties located in the New York City and Northern New Jersey area; and

• approximately $104.2 million, or 5.0%, of our assets in portfolio are investments in properties located in the Southern California area.

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

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $210.0 million, or 10.1%, of our assets in portfolio as of June 30, 2007). These investments will have a greater risk of default and bankruptcy than investments on properties leased exclusively to investment grade tenants.

Our investments in commercial mortgage-backed securities may be subordinated.

As of June 30, 2007, our CMBS investments included $48.3 million of below investment grade bond classes (approximately 2.3% of our assets in portfolio as of June 30, 2007). Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by defaults or decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in New York, New York on June 19, 2007. 29,812,141 shares of common stock, or 86.6% of our outstanding shares as of the April 2, 2007 record date, were represented in person or by proxy.

The seven directors listed below were elected to a one-year term expiring in 2008.

	Number of Shares
	For	Withheld
Lewis S. Ranieri	29,173,429	638,712
Paul H. McDowell	29,189,534	622,607
William R. Pollert	28,595,728	1,216,413
Michael E. Gagliardi	29,190,134	622,007
Stanley Kreitman	29,105,586	706,555
Jeffrey F. Rogatz	29,138,523	673,618
Howard A. Silver	29,187,434	624,707

The appointment of McGladrey & Pullen LLP as independent registered public accounting firm was ratified: 29,790,062 votes in favor, 18,382 votes against and 3,696 shares abstained.

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

CAPLEASE, INC. Registrant

Date: August 8, 2007	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: August 8, 2007	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer