Form 10-Q
period 2007-09-30
CapLease, Inc.
filed 2007-11-07
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, there were 44,350,330 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2007 (unaudited) and December 31, 2006

(Amounts in thousands, except share and per share amounts)	As Of September 30, 2007	As Of December 31, 2006
Assets

Real estate investments, net	$1,577,351	$1,115,001
Loans held for investment	266,605	273,170
Securities available for sale	204,914	183,066
Cash and cash equivalents	10,193	4,425
Asset held for sale	5,413	2,942
Structuring fees receivable	2,745	3,253
Other assets	80,118	62,443
Total Assets	$2,147,339	$1,644,300

Liabilities and Stockholders' Equity

Mortgages on real estate investments	$986,428	$794,773
Collateralized debt obligations	268,217	268,190
Repurchase agreement and other short-term financing obligations	386,536	195,485
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	52,445	19,693
Accounts payable, accrued expenses and other liabilities	22,051	17,132
Dividends and distributions payable	9,939	7,582
Total Liabilities	1,756,546	1,333,785

Minority interest	2,675	2,859

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 45,874,720 and 34,091,829 shares issued and outstanding, respectively	459	341
Additional paid in capital	365,849	277,918
Accumulated other comprehensive (loss)	(11,847)	(4,260)
Total Stockholders' Equity	388,118	307,656

Total Liabilities and Stockholders' Equity	$2,147,339	$1,644,300

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Income Statements
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Amounts in thousands, except per share amounts)	2007	2006	2007	2006
Revenues:
Rental revenue	$34,225	$20,163	$90,613	$57,040
Interest income from loans and securities	9,264	7,985	26,250	23,944
Property expense recoveries	2,990	2,237	8,107	6,276
Gains on sale of mortgage loans and securities	–	–	–	645
Other revenue	123	487	417	1,571
Total revenues	46,602	30,872	125,387	89,476
Expenses:
Interest expense	25,672	16,099	71,671	45,851
Property expenses	4,598	3,764	13,586	11,091
Loss (gain) on derivatives	2	2	(288)	(127)
Loss on securities	–	240	372	240
General and administrative expenses	2,745	2,198	8,346	6,979
General and administrative expenses-stock based compensation	327	552	1,133	1,766
Depreciation and amortization expense on real property	13,414	6,550	34,040	18,366
Loan processing expenses	76	66	228	198
Total expenses	46,834	29,471	129,088	84,364
Gain on extinguishment of debt	741	–	1,363	–
Income (loss) before minority interest and taxes	509	1,401	(2,338)	5,112
Minority interest in consolidated entities	1	(6)	26	(7)
Income (loss) from continuing operations	510	1,395	(2,312)	5,105
Income from discontinued operations	96	92	244	189
Net income (loss)	606	1,487	(2,068)	5,294
Dividends allocable to preferred shares	(711)	(711)	(2,133)	(2,133)
Net income (loss) allocable to common stockholders	$(105)	$776	$(4,201)	$3,161

Earnings per share:
Net income (loss) per common share, basic and diluted	$(0.00)	$0.02	$(0.11)	$0.10
Weighted average number of common shares outstanding, basic	45,602	33,919	39,472	31,252
Weighted average number of common shares outstanding, diluted	45,602	33,921	39,472	31,252
Dividends declared per common share	$0.20	$0.20	$0.60	$0.60
Dividends declared per preferred share	$0.51	$0.51	$1.52	$1.52

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2006	$33,657	$341	$277,918	$(4,260)	$–	$307,656
Incentive stock plan compensation expense	–	–	1,133	–	–	1,133
Incentive stock plan grants issued	–	3	(3)	–	–	–
Net loss	–	–	(2,068)	–	–	(2,068)
Issuance of common stock	–	115	116,104	–	–	116,219
Dividends declared-preferred	–	–	(2,133)	–	–	(2,133)
Dividends declared-common	–	–	(25,102)	–	–	(25,102)
Unrealized change in value of securities available for sale	–	–	–	(14,105)	–	(14,105)
Unrealized change in value of derivatives	–	–	–	2,263	–	2,263
Realized gains on derivatives, net of amortization of $835	–	–	–	4,255	–	4,255
Balance at September 30, 2007	$33,657	$459	$365,849	$(11,847)	$–	$388,118

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Operating activities
Net income (loss)	$(2,068)	$5,294
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	34,352	18,578
Stock based compensation	1,133	1,766
Amortization of above and below market leases	382	(500)
Minority interest in consolidated entities	(26)	7
Gain on extinguishment of debt	(1,363)	–
Gain on sale of loans and securities	–	(645)
Loss on securities available for sale	372	240
Loss on sale of real estate properties	55	–
Gain on derivatives	(288)	(127)
Straight-lining of rents	(3,252)	(6,914)
Amortization of discounts/premiums, and origination fees/costs, net	(302)	(396)
Amortization of debt issuance costs and fair market value of debt assumed	603	1,178
Changes in operating assets and liabilities:
Structuring fees receivable	508	452
Other assets	(9,529)	(4,130)
Accounts payable, accrued expenses and other liabilities	3,018	708
Deposits and escrows	(49)	(1,913)
Amounts due to servicer	(182)	–
Net cash provided by operating activities	23,364	13,598
Investing activities
Proceeds from sale of loans	–	78,645
Additions to loans held for investment	(4,448)	(121,509)
Principal received from borrowers	11,009	65,805
Origination costs on lending investments	8	203
Purchase of securities available for sale	(37,919)	(36,792)
Principal amortization on securities available for sale	1,891	1,098
Proceeds from sale of real estate investments	2,887	–
Purchases of real estate investments	(276,457)	(202,648)
Real estate improvements, additions and construction in progress	(3,026)	(8,188)
Deposits on potential equity investments	(20,800)	(12,360)
Return of deposits on potential equity investments	21,800	4,700
Investments in partially-owned entities	(1,139)	–
Purchases of furniture, fixtures, equipment and leasehold improvements	(62)	(1,747)
Net cash used in investing activities	(306,256)	(232,793)
Financing activities
Borrowing under repurchase agreement and other short-term financing obligations	322,912	131,109
Repayment of repurchase agreement and other short-term financing obligations	(131,862)	(120,376)
Borrowings under bridge-financing facility	210,273	–
Repayments under bridge-financing facility	(210,273)	–
Borrowings from mortgages on real estate investments	159,746	146,285
Repayments of mortgages on real estate investments	(155,886)	(1,186)
Debt issuance costs	(1,140)	(590)
Escrows held with mortgage lender	–	9,495
Funds provided by hedging and risk management activities	3,708	186
Common stock issued, net of offering costs	116,219	57,282
Cash distributions to minority limited partners	(158)	(53)
Dividends paid on common and preferred stock	(24,879)	(20,094)
Changes in amounts due from affiliates	–	92
Net cash provided by financing activities	288,660	202,150
Net increase (decrease) in cash and cash equivalents	5,768	(17,045)
Cash and cash equivalents at beginning of period	4,425	19,316
Cash and cash equivalents at end of period	$10,193	$2,271

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2007	2006

Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$69,042	$43,306
Distributions declared but not paid	53	53
Dividends declared but not paid	9,886	7,496

Supplemental disclosure of noncash operating, investing and financing information
Unrealized gain (loss) on cash flow hedges	$2,263	$(765)
Unrealized loss on available-for-sale securities	(14,105)	(1,136)
Value of in-place leases and above-market leases acquired	64,086	19,567
Value of below-market leases acquired	34,326	4,259
Mortgage notes payable assumed on properties acquired	189,996	–
Operating partnership units issued in connection with an investment	–	3,000

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

1. Company Name Change

On July 30, 2007, Capital Lease Funding, Inc. changed its name to CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”). CapLease elected to retain its NYSE stock ticker as “LSE.”

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

September 30, 2007 (unaudited)
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

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company evaluates factors such as the present value of future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt. As of September 30, 2007, the Company had no loss allowances on any of the loans in its portfolio.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through September 30, 2007, the Company has assigned no value to tenant relationships on any of its acquisitions.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

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

Securities Available for Sale

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies securities which it intends to hold for an indefinite period of time as securities available for sale. These securities are reported at fair value on the Company’s Consolidated Balance Sheets, with unrealized gains and losses included in other comprehensive income, and other-than-temporary impairments included in current earnings on the Consolidated Income Statement. Purchase premiums and discounts are amortized as a component of interest income using the effective interest method over the terms of the securities. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been below cost, (2) the financial condition and near-term prospects of the underlying credit and (3) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value. During the three and nine months ended September 30, 2007, the Company had losses on securities charged to the Income Statement of $0 and $372, respectively. See Note 7. During each of the three and nine months ended September 30, 2006, the Company had losses on securities charged to the Income Statement of $240.

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

September 30, 2007 (unaudited)

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

Gains are recognized on the sale of loans and securities in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company may from time to time split its mortgage loan investments into two notes-a real estate note and a corporate credit note. In these instances, the Company will generally sell the real estate note to a third party and retain the corporate credit note in portfolio. The Company computes gain on these sales by comparing the sales proceeds on the note sold to its cost basis. The Company computes its cost basis on the note sold by allocating the entire basis in the loan between the two notes based on the present value of expected cash flows on each note. In computing present values, management estimates a discount rate based on a benchmark rate plus a market spread based on the credit of the underlying tenant. These estimates reflect market rates that management believes are reasonable. However, the use of different estimates could have an impact on the calculation of gain on sale revenue.

The Company may periodically receive breakup fees on contracts in connection with its investments in real estate. The Company recognizes revenues from contract breakup fees when the contractual conditions have occurred to trigger the receipt of such a fee, when the amounts of such revenue can be reasonably determined, and when collection is probable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets (owned real properties) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the three and nine months ended September 30, 2007 and September 30, 2006.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income (loss) allocable to common stockholders	$(105)	$776	$(4,201)	$3,161
Weighted average number of common shares outstanding, basic	45,602	33,919	39,472	31,252
Weighted average number of common shares outstanding, diluted	45,602	33,921	39,472	31,252
Earnings (loss) per share, basic and diluted	$(0.00)	$0.02	$(0.11)	$0.10
Non-vested shares included in weighted average number of shares outstanding above	694	583	694	583

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value upon the adoption of this standard on January 1, 2008.

4. Loans Held for Investment

Loans held for investment at September 30, 2007 and December 31, 2006, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to high credit quality tenants. As of September 30, 2007, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of September 30, 2007, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Sep 30, 2007	Dec 31, 2006
	Unaudited
Principal	$265,709	$272,271
Premium	1,750	1,814
Carrying amount of loans	267,459	274,085
Deferred origination fees, net	(854)	(915)
Total	$266,605	$273,170

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing. As of September 30, 2007, these investments aggregated $7,960, and are included in the table above.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower. The Company agreed to fund loans from time to time of up to $12,000 to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. As of September 30, 2007, the Company had advanced $6,812 under the revolving credit agreement. Loans made under these programs have been classified as mezzanine loans by the Company.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

At each of September 30, 2007 and December 31, 2006, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%. At September 30, 2007 and December 31, 2006, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.80% and 6.85%, respectively.

5. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at September 30, 2007 and December 31, 2006:

	Sep 30, 2007	Dec 31, 2006
	Unaudited
Real estate investments, at cost:
Land	$190,771	$177,726
Building and improvements	1,274,747	852,495
Intangible assets under SFAS 141	185,457	122,481
Less: Accumulated depreciation and amortization	(73,624)	(37,701)
Real estate investments, net	$1,577,351	$1,115,001
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$55,999	$21,674
Less: Accumulated amortization	(3,554)	(1,981)
Intangible liabilities on real estate investments, net	$52,445	$19,693

Acquisition costs capitalized as part of buildings and improvements were $0 and $1,398 for the three and nine months ended September 30, 2007, and $123 and $1,482 for the three and nine months ended September 30, 2006. Interest capitalized as part of buildings and improvements was $0 for each of the three and nine months ended September 30, 2007, and $0 for each of the three and nine months ended September 30, 2006.

The impact on rental revenue of the straight-line rent adjustment under SFAS No. 13 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of September 30, 2007 and December 31, 2006, were as follows:

	Sep 30, 2007	Dec 31, 2006
	Unaudited
Accrued Rental Income	$22,862	$15,069
Deferred Rental Income	4,700	160

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and nine months ended September 30, 2007 and September 30, 2006, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Depreciation on real estate (included in depreciation and amortization expense)	$8,293	$4,524	$21,724	$12,590
Amortization of in-place leases (included in depreciation and amortization expense)	5,121	2,027	12,316	5,776
Amortization of above-market leases (included as a reduction of rental revenue)	993	130	1,956	368
Amortization of below-market leases (included as a component of rental revenue)	634	303	1,573	868

As of September 30, 2007, the Company’s weighted average amortization period on intangible assets was 9.0 years, and the weighted average amortization period on intangible liabilities was 27.1 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of September 30, 2007 was as follows:

	Intangible Assets	Intangible Liabilities
3 Months Ending December 31, 2007	$6,114	$634
2008	24,457	2,535
2009	22,637	2,535
2010	20,091	2,535
2011	19,378	2,535
Thereafter	66,731	41,671
	$159,408	$52,445

The Company’s analysis of intangible assets and liabilities in connection with the acquisition of real estate properties acquired during the nine months ended September 30, 2007 is preliminary.

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

September 30, 2007 (unaudited)

During April 2007, the Company completed the acquisition of a portfolio of 18 real estate assets net leased to five different tenants (the “EntreCap Portfolio”). The purchase price for the assets was $364,400, including $159,317 of assumed mortgage debt. The portfolio includes the following assets:

Tenant or Guarantor	Number of Properties	Location	Property Type	Square Feet	Lease Maturity

Nestlé Holdings, Inc.	3	Breinigsville, Pennsylvania; Fort Wayne, Indiana; and Lathrop, California	Warehouse/ Distribution Facilities	2,560,351	12/2012

The Kroger Co.	11	Various locations in Kentucky (5), Georgia (4) and Tennessee (2)	Retail Grocery Stores	685,135	1/2022

Factory Mutual Insurance Company	1	Johnston, Rhode Island	Office Building	345,842	7/2009

Qwest Business Resources, Inc.	2	Omaha, Nebraska	Office Buildings	419,645	6/2010

The Travelers Corporation	1	Hartford, Connecticut	Office Building	130,000	10/2011

As of September 30, 2007, all of the debt assumed in connection with the acquisition of the EntreCap Portfolio has been repaid, other than the debt on the Travelers Corporation property which the Company does not intend to repay at this time. See Notes 10 and 13 for information about the Company’s current financing of the properties in the EntreCap Portfolio.

During the three months ended September 30, 2007, the Company did not complete any new real estate acquisitions.

6. Asset Held for Sale

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company sold the property in March 2007, at a loss of approximately $55. This loss is included on the Company’s Income Statement for the nine months ended September 30, 2007 as a component of “Income from discontinued operations.”

In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as asset held for sale on the December 31, 2006 Consolidated Balance Sheet, and the revenues from the property as income from discontinued operations on the Consolidated Income Statements for the nine months ended September 30, 2007 and September 30, 2006. Revenue and net income for the Allstate Pittsburgh property were $38 and $38, respectively, for the nine months ended September 30, 2007, and $146 and $146, respectively, for the nine months ended September 30, 2006.

In accordance with SFAS No. 144, the Company reported the carrying value of the Cott Corporation property it acquired in July 2006 as asset held for sale on the September 30, 2007 Consolidated Balance Sheet, and the revenues from the property as income from discontinued operations on the Consolidated Income Statements for the nine months ended September 30, 2007. Cott has ceased operations at this property and has requested a termination of its lease which has a remaining lease term of about 9.75 years. The Company is working with Cott on a number of opportunities that contemplate the sale of the property and a release of Cott from the lease in exchange for a lease termination payment. The Company expects to sell this property within the next twelve months and any gain or loss on the sale to be de minimis. Revenue and net income for the Cott Corporation property were $317 and $262, respectively, for the nine months ended September 30, 2007.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

7. Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at September 30, 2007 and at December 31, 2006, consisted of the following:

	Sep 30, 2007	Dec 31, 2006
	Unaudited
BACM 2006-4, Class H (rated BBB+) Face Amount	$8,000	$8,000
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	3,326	3,076
BSCMS 1999 CLF1, Class F (rated NR) Face Amount	251	–
CALFS 1997-CTL1, Class D (rated BBB-) Face Amount	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	6,383	6,383
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	6,511	7,597
WBCMT 2004-C15 180D (rated B+) Face Amount	15,000	15,000
WBCMT 2004-C15 180E (rated B) Face Amount	8,000	8,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	11,000	11,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated BBB) Face Amount	456	428
BACMS 2002-2, Class V-2 (Sterling Jewelers) (rated BBB-) Face Amount	698	655
CVS Corporation (rated BBB+) Face Amount	19,242	19,603
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB-) Face Amount	8,932	8,980
Koninklijke Ahold, N.V. 7.9% May 2026 (rated BBB-) Face Amount	23,074	23,395
Lucent 6.70% due 9/1/2020 (rated BB-) Face Amount	37,321	–
Yahoo, Inc. (rated BBB-) Face Amount	31,880	31,953
Unearned Discount	(15,787)	(15,736)
Cost Basis	212,327	176,374
Net unrealized gain (loss) on securities held for sale	(7,413)	6,692
Total	$204,914	$183,066

All credit ratings in the above table are as of September 30, 2007.

During the three and nine months ended September 30, 2007, the Company recognized impairment losses on securities available for sale of $0 and $372, respectively. The losses in the nine month period were on two commercial mortgage backed security (“CMBS”) investments: BSCMS Class E ($172) and CMLBC Class J ($200). These losses represent management’s determination that other-than-temporary declines in the Company’s fair value below its cost basis had occurred on these two investments. Key factors that management relied on in determining the decline was other-than-temporary include:

•	an analysis of the impact of changes in credit spreads;

•	subordination levels within the CMBS capital structure; and

•	the ratings or changes in ratings of the security and underlying collateral.

During the three and nine months ended September 30, 2006, the Company recorded an other-than-temporary decline of $240 in the fair value of one security available for sale (BSCMS 1999 CLF1, Class F bond), reducing the Company’s carry value on this security to $300 as of September 30, 2006. The Company’s carry value on this security was then written down to zero in the fourth quarter of 2006. These losses were the result of the liquidation of a defaulted Winn-Dixie loan included in the securitization trust. As of December 31, 2006, the trust’s exposure to the Winn-Dixie bankruptcy was eliminated.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

Unrealized gains and losses on securities available for sale at September 30, 2007 and December 31, 2006, included as a component of other comprehensive income (loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Sep 30, 2007	Dec 31, 2006
	Unaudited
Unrealized gains on securities available for sale	$3,403	$7,582
Unrealized losses on securities available for sale	(10,816)	(890)

The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

The following table summarizes the Company’s securities in an unrealized loss position as of September 30, 2007.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$114,180	$9,915	10
In unrealized loss position 12 or more months	40,862	901	3

At September 30, 2007, a total of three available for sale securities were in a continuous unrealized loss position for more than 12 months. The securities consist of mortgage backed securities with ratings ranging from B to BBB+. These securities have unrealized losses ranging from 0.8% to 3.2% of amortized cost. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on mortgage-backed securities, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At September 30, 2007 and December 31, 2006, effective interest rate (yield to maturity on adjusted cost basis) on the Company’s securities available for sale was approximately 7.4% and 7.6%, respectively.

Structuring fees receivable of $2,745 and $3,253 at September 30, 2007 and December 31, 2006, respectively, were earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market rates. Structuring fees receivable are shown at their amortized cost.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

8. Other Assets

Other assets as of September 30, 2007 and December 31, 2006, consisted of the following:

	Sep 30, 2007	Dec 31, 2006
	Unaudited
Receivables and accrued interest	$9,868	$8,681
Prepaid expenses and deposits	1,725	2,561
Reserve accounts	14,313	10,652
Escrow held with mortgage lender	812	812
Funds with CDO trustee pending distribution or reinvestment	9,755	9,734
Amounts held by servicer	6,604	2,107
Derivative assets	2,209	2,333
Accrued rental income	22,862	15,069
Debt issuance costs, net	8,102	7,541
Investment in partially-owned entities	1,139	-
Investment in statutory trust	930	930
Other	1,799	2,023
Total	$80,118	$62,443

9. Joint Venture Investments

In April 2007, the Company invested in Matapeake Partners LLC ("Matapeake"), a newly formed real estate investment and management company . The Company agreed, pursuant to the limited liability company agreement, to invest up to $5,000 of capital from time to time, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. The Company expects its contributions will comprise less than 50% of the total capital contributed to Matapeake. As of September 30, 2007, the Company had invested $1,139 toward its aggregate $5,000 commitment.

The Company also may from time to time source properties to Matapeake. The Company intends to retain an interest in any property sourced to Matapeake. To date, the Company has not sourced any properties to Matapeake.

10. Repurchase Agreement, Revolver and Real Property Acquisition Facility

As of September 30, 2007, the Company had a $250,000 repurchase agreement and a $30,000 revolving credit agreement (the “Revolver”) in place for short-term liquidity requirements, in each case with Wachovia Bank, N.A. The Company’s $100,000 real property acquisition facility expired by its terms on August 24, 2007.

On August 24, 2007, the Company and Wachovia Bank entered into an amendment to the repurchase agreement. The repurchase agreement, which is a 364-day secured facility and was scheduled to expire on August 24, 2007, was extended for another 364 days. Pursuant to the amendment, the Company’s core borrowing capacity of $250,000 was extended until August 23, 2008. In addition, the Company’s right to temporarily borrow up to $500,000 on the facility was extended until the closing of its next collateralized debt obligation, or CDO, issuance. The Company also agreed to repay approximately $26,263 of its borrowings under the repurchase agreement by the earlier of the closing of its next CDO issuance and February 24, 2008. These borrowings were repaid upon closing of the offering of the Notes described under Note 23 below.

Borrowings under the Company’s repurchase agreement are secured by the assets financed and the Company’s obligations are fully recourse to its other assets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

Amounts related to the Company’s repurchase agreement as of September 30, 2007 and December 31, 2006, are as follows:

	Sep 30, 2007	Dec 31, 2006
Collateral carry value	(unaudited)
Loans	$338,808	$171,804
Securities	124,324	82,037
Total	$463,132	$253,841

Borrowings
Loans	$285,353	$133,076
Securities	101,183	62,409
Total	$386,536	$195,485

A portion of the Company’s borrowings on the repurchase agreement during the quarter ended September 30, 2007 represents borrowings to retire debt the Company assumed in connection with the acquisition of the EntreCap Portfolio. As of September 30, 2007, the Company had borrowed $54,421 secured by a first mortgage loan on the 11 Kroger properties. The Company used a portion of these borrowings to repay borrowings under the Bridge Facility (see Note 11 below). As of September 30, 2007, the two Qwest properties in the EntreCap Portfolio were also financed on the repurchase agreement.

The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day London Interbank Offered Rate (“LIBOR”)) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average interest rates on the Company’s repurchase agreements for the three and nine months ended September 30, 2007 and September 30, 2006, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	unaudited	unaudited	unaudited	unaudited
Wachovia-mortgage loan repurchase agreements	6.57%	6.28%	6.40%	5.92%
Wachovia-CMBS repurchase agreements	6.69%	5.97%	6.43%	5.62%

The interest rates for the 2007 periods reflect a weighted average 30-day LIBOR of 5.56% for the three months ended September 30, 2007, and 5.42% for the nine months ended September 30, 2007. As of September 30, 2007 and September 30, 2006, the 30-day LIBOR rate was 5.12% and 5.32%, respectively.

In July 2007, the Company entered into the Revolver with Wachovia Bank, and the Revolver was subsequently amended on August 24, 2007. The purpose of the amendment was to decrease our borrowing capacity under the Revolver to $30,000, from $40,000. The Revolver provides that the Company may borrow up to $30,000 from time to time over the three year term, and its borrowings will bear interest at prevailing short-term interest rates (30-day LIBOR) plus 125 basis points.

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

As of September 30, 2007, the Company had not yet borrowed any amount under the Revolver.

The Company is required to comply with the following financial covenants under the repurchase agreement and the Revolver: minimum liquidity, minimum consolidated net worth and maximum leverage.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

11. Bridge Facility

In April 2007, the Company entered into a temporary short-term credit agreement with Wachovia Bank, N.A., in order to fund a portion of the purchase price of the EntreCap Portfolio (the “Bridge Facility”). In connection with the purchase of that portfolio, the Company borrowed an aggregate of $210,273 under the Bridge Facility. The Bridge Facility, which had an initial term of 90 days, matured and was repaid in full and terminated on July 16, 2007. The Bridge Facility borrowings were repaid from a variety of sources, including $105,500 of proceeds from a secondary common stock offering in May/June 2007 and $65,892 of proceeds from refinancing the various properties in the EntreCap Portfolio.

The Company’s weighted average interest rate on the Bridge Facility during the each of the three and nine months ended September 30, 2007 was 7.82%.

The Company paid Wachovia Bank fees in connection with the Bridge Facility of $2,632. These fees are included on the Company’s Income Statement for the three and nine months ended September 30, 2007 as a component of “Interest expense.”

12. Risk Management Transactions

The Company enters into risk management transactions as an integral component of its overall portfolio financing strategy. The Company employs risk management transactions to manage its exposure to changes in interest rates associated with the Company’s expected future debt issuances. Through these risk management transactions, the Company seeks to significantly secure its cost of financing on the associated long-term debt issuance and, thus, significantly secure its positive spread on the assets financed.

Since its initial public offering, the Company’s risk management transactions have consisted primarily of forward starting interest rate swaps, and they are expected to continue to consist primarily of forward starting interest rate swaps for the foreseeable future. These swap contracts are generally entered into at the time the Company concludes to issue long-term fixed rate debt in the future and are closed-out or terminated at the time of pricing or issuance of the debt.

Pursuant to the swap contract, the Company agrees to exchange a series of interest rate cash flows with a third party (the counterparty) over a prescribed period. For example, a typical swap contract entered into by the Company provides that the Company will pay fixed interest payments to the counterparty in exchange for floating rate interest payments to the Company by the counterparty. Payments are established based on a notional amount which generally represents the amount of long-term fixed rate debt the Company expects to issue. The parties do not exchange notional amounts. Payments are normally exchanged beginning on the date of the expected debt issuance.

The Company does not use risk management transactions for trading or speculative purposes and it only enters into swap contracts with major financial institutions and, therefore, the Company considers the risk of counterparty default to be remote.

For financial reporting purposes, the interest rate swaps are treated as cash flow hedges to the extent they have been designated and qualify as such, which basically means the Company has satisfied a variety of technical requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests. The effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Balance Sheet and are not reported as a component of current income or loss on the Company’s Income Statement. The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Income Statement beginning at issuance of the related debt and continuing over the expected term of such issuance.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on the Company’s Income Statement. While the Company has historically had only modest amounts of gain or loss on risk management transactions reported as a component of current income or loss, no assurance can be made that the Company will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of the Company’s gains and losses that will be deemed effective under SFAS No. 133. If the Company experiences a delay in its expected debt issuances, it may be required to include a greater portion of its gains and losses from the associated risk management transactions as current income or loss.

While the Company’s risk management transactions are expected to hedge the Company’s risk related to changes in interest rates, these transactions are not intended or expected to hedge the risk of changes in credit spreads. As a result, to the extent credit spreads widen in advance of our issuance of long-term financing, the Company expects that its cost of financing will increase.

There can be no assurance that the Company’s use of risk management transactions to manage its exposure to changes in interest rates will be completely or even partially successful.

As of September 30, 2007, the Company was using interest rate swaps to hedge its exposure to changes in the interest-related cash outflows on forecasted future borrowings through November 2017. Amounts related to open swap positions, as of September 30, 2007 and December 31, 2006, were as follows:

	September 30, 2007		December 31, 2006
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$261,693	$2,209	$231,719	$(72)

At September 30, 2007 and December 31, 2006, the Company had hedged the following future borrowings:

	Sep 30, 2007	Dec 31, 2006
	Unaudited
Future borrowings (principal amount)	$261,693	$231,719

At September 30, 2007 and December 31, 2006, derivatives with a fair value of $0 and $2,405, respectively, were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet. At September 30, 2007 and December 31, 2006, derivatives with a fair value of $2,209 and $2,333, respectively, were included in “Other assets” on the Company’s Consolidated Balance Sheet.

For the three months ended September 30, 2007 and September 30, 2006, the Company had net realized gains of $3,319 and $163, respectively, related to cash flow hedges. For the three months ended September 30, 2007 and September 30, 2006, the Company reclassified $226 and $296, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

For the nine months ended September 30, 2007 and September 30, 2006, the Company had net realized gains of $3,708 and $186, respectively, related to cash flow hedges. For the nine months ended September 30, 2007 and September 30, 2006, the Company reclassified $835 and $873, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

Within the next twelve months, the Company estimates that $634 of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

The change in net unrealized gains and (losses) of $2,263 and $(765) in the nine months ended September 30, 2007 and September 30, 2006, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

The Company had net income (expense) due to hedge ineffectiveness of $(2) and $(2) for the three months ended September 30, 2007 and September 30, 2006, respectively, and $288 and $127 for the nine months ended September 30, 2007 and September 30, 2006, respectively. These amounts are included in “Loss (gain) on derivatives” on the Consolidated Income Statements.

Consistent with the cash flows of the related financing, the Company classifies the cash flows from derivatives that are accounted for as cash flow hedges as a financing activity on the Consolidated Statements of Cash Flows.

13. Long-Term Debt

The Company’s long-term debt consists of the following:

•	mortgage notes on real estate investments;

•	collateralized debt obligations; and

•	debt related to trust preferred securities.

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

	Sep 30, 2007		Dec 31, 2006			Effective
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
The Travelers Corporation, Hartford, CT	$20,425	$22,150	$–	$–	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	12,181	13,781	–	–	10.76%	7.67%	Oct 2011
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	–	–	6.32%	5.65%	Aug 2012
Choice Hotels International, Inc., Silver Spring, MD	31,127	31,127	31,653	31,653	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,575	13,575	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,911	20,911	20,925	20,925	5.24%	5.29%	May 2013
Aon Corporation, Glenview, IL	64,800	64,800	64,800	64,800	5.23%	5.75%	Nov 2014
Cadbury Schweppes Holdings (US), Whippany, NJ	35,206	35,206	35,614	35,614	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,649	41,649	41,700	41,700	5.33%	5.40%	Jun 2015
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,240	15,240	15,244	15,244	5.11%	5.16%	Aug 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	63,954	63,954	64,883	64,883	5.32%	5.56%	Sep 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	71,378	71,378	71,625	71,625	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	6,510	6,778	6,869	7,172	7.30%	6.41%	Apr 2016
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittown, PA	14,666	14,666	14,794	14,794	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,818	1,941	1,919	2,059	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	–	–	5.81%	5.85%	Jan 2017
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
County of Yolo, California, Woodland, CA	10,332	10,332	–	–	5.68%	5.75%	Feb 2017
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	–	–	5.45%	5.54%	May 2017
AmeriCredit Corp., Arlington, TX	28,694	28,334	29,005	28,623	5.28%	5.51%	Sep 2017
Walgreen Co., Portsmouth, VA	3,099	3,286	3,190	3,391	7.20%	6.18%	Jul 2018
United States Government (EPA), Kansas City, KS	21,095	24,458	21,095	24,626	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,604	15,569	14,669	15,678	6.28%	5.52%	Jan 2024
Total	$978,557	$986,428	$789,971	$794,773

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 5 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,455,118 at September 30, 2007, and $1,147,232 at December 31, 2006.

In April 2007, the Company assumed $159,317 of mortgage debt (principal balance on the date of acquisition) in connection with the acquisition of the EntreCap Portfolio. At the time of the purchase of the EntreCap Portfolio, the Company recorded all of the assumed debt at its fair value. The Company’s fair value estimate reflected the expected cost to retire the debt on the date it was assumed.

As of September 30, 2007, the Company has completed its intended repayments of mortgage debt assumed in connection with the acquisition of the EntreCap Portfolio. During the three months ended June 30, 2007, the Company paid principal and prepayment premiums of $67,340 to retire all of the debt outstanding (principal of $60,998 on the date of pay-off) on the three Nestlé properties in the EntreCap Portfolio, $11,352 to retire all of the debt outstanding (principal of $10,961 on the date of pay-off) on the two Qwest properties in the EntreCap Portfolio, and $4,025 to retire a portion of the debt outstanding (principal of $4,025 on the date of pay-off) on the Factory Mutual property in the EntreCap Portfolio.

In addition, during the three months ended September 30, 2007, the Company paid principal and prepayment premiums of $47,127 to retire all of the debt outstanding (principal of $41,562 on the date of pay-off) on the 11 Kroger properties in the EntreCap Portfolio and $8,180 to retire all remaining debt outstanding (principal of $8,180 on the date of pay-off) on the Factory Mutual property in the EntreCap Portfolio.

During the three and nine months ended September 30, 2007, the Company recognized aggregate non-cash gains of $741 and $1,363, respectively, representing the difference between the fair value of debt assumed on the Company’s books (as adjusted for amortization of the fair value adjustment through the date of repayment) and the amount paid to retire the debt. The Company’s actual cost to retire the debt declined from its estimates on the date the debt was assumed as a result of increases in interest rates over that same period. The above gains are included in “Gain on extinguishment of debt” on the Company’s Income Statement for the three and nine months ended September 30, 2007.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

Collateralized Debt Obligations

In March 2005, the Company completed its first collateralized debt obligation, or CDO. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle. The assets serve as collateral for the obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the collateral assets. The following table summarizes the assets in the Company’s portfolio posted as CDO collateral as of September 30, 2007.

Carry Value
Long-Term Mortgage Loans	$149,623
Corporate Credit Notes	10,457
CMBS and Other Real Estate Securities	80,024
Total	$240,104

The table does not include approximately $44,826 of intercompany mortgage notes that are eliminated from the Company’s Consolidated Balance Sheet in consolidation.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

The principal amount of the junior subordinated notes of $30,930 is reported as “Other long-term debt” on the Company’s Consolidated Balance Sheet. However, because the Company is not deemed to be the primary beneficiary of the trust under FASB Interpretation Number 46, Consolidation of Variable Interest Entities, the Company’s investment in the trust is not eliminated from the Company’s financial statements in consolidation. Instead, the Company records its investment in the trust’s common shares of $930 as part of “Other assets” on the Company’s Consolidated Balance Sheet.

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

Scheduled principal amortization and balloon payments for all of the Company’s long-term debt as of September 30, 2007 for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
3 Months Ending December 31, 2007	$2,649	$–	$2,649
2008	11,408	–	11,408
2009	13,330	–	13,330
2010	38,533	–	38,533
2011	28,433	18,861	47,294
Thereafter	133,237	1,039,125	1,172,362
	$227,590	$1,057,986	$1,285,576

14. Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on the Company’s business, results of operations or financial condition.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At September 30, 2007, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $26 and $26 for the three months ended September 30, 2007 and September 30, 2006, respectively, and $76 and $76 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

The Company had outstanding commitments to fund loans of $12,000 related to its credit agreement to support YUM! Brands, Inc. franchise loans as of September 30, 2007. As of September 30, 2007, advances of $6,812 had been made against these commitments.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812. During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of September 30, 2007, none of these funds have been disbursed.

As discussed under Note 9 above, the Company has agreed to contribute up to $5,000 of capital to Matapeake, a newly formed real estate investment and management company, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. As of September 30, 2007, the Company had invested $1,139 toward its aggregate $5,000 commitment.

15. Minority Interests

As of September 30, 2007, the Operating Partnership had issued and outstanding 263,157 common units of limited partnership to a minority interest holder. All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the minority interest holder. Beginning on June 13, 2008, the units of limited partnership are redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

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

16. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of September 30, 2007, CapLease had issued and outstanding 45,874,720 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During May and June 2007, CapLease issued 10,350,000 shares of common stock in a public offering at a price to the public of $10.75 per share, for net proceeds of approximately $104,773. The Company used the net proceeds to repay a portion of our borrowings under the Bridge Facility.

During the three months ended September 30, 2007, CapLease issued 646,063 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $10.02 per share. During the nine months ended September 30, 2007, CapLease issued 1,111,641 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $10.38 per share.

During the nine months ended September 30, 2007, CapLease issued 321,250 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan, including 314,750 in March 2007. As of September 30, 2007, the Company had awarded 1,397,245 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 17 below).

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

Dividends

CapLease has paid cash dividends to its common stockholders each quarter since the third quarter of 2004, and to its Series A preferred stockholders each quarter since the fourth quarter of 2005.

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2005	12/30/2005	1/17/2006	$0.20	$5,574
3/31/2006	3/31/2006	4/17/2006	0.20	5,636
6/30/2006	6/30/2006	7/17/2006	0.20	6,783
9/30/2006	9/29/2006	10/16/2006	0.20	6,785
12/31/2006	12/29/2006	1/16/2007	0.20	6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883
6/30/2007	6/29/2007	7/16/2007	0.20	9,046
9/30/2007	9/28/2007	10/15/2007	0.20	9,175

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2005	12/30/2005	1/17/2006	$0.4852400	$679
3/31/2006	3/31/2006	4/17/2006	0.5078125	711
6/30/2006	6/30/2006	7/17/2006	0.5078125	711
9/30/2006	9/29/2006	10/16/2006	0.5078125	711
12/31/2006	12/29/2006	1/16/2007	0.5078125	711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711
6/30/2007	6/30/2007	6/16/2007	0.5078125	711
9/30/2007	9/28/2007	10/15/2007	0.5078125	711

17. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan. As of September 30, 2007, the Company had awarded 1,397,245 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

A summary of the Company’s activity under the stock plan from January 1, 2006 through the nine months ended September 30, 2007, is presented below:

	Number of Shares
Stock Awards at January 1, 2006	760,546
Granted During the Year Ended December 31, 2006	332,450	(1) (2)
Forfeited During the Year Ended December 31, 2006	(11,001)
Stock Awards at January 1, 2007	1,081,995
Granted During the Period Ended September 30, 2007	315,250	(3)
Stock Awards at September 30, 2007	1,397,245

(1)
Includes 6,000 shares CapLease issued in January 2007 upon satisfaction of a service condition that was established in September 2006. Under prevailing accounting guidance, the grant date occurred upon establishment of the service condition.

(2)
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

(3)
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

A summary of the status of unvested shares from January 1, 2006 through the nine months ended September 30, 2007, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2006	495,647	371,203	$10.83
Current period awards	332,450	243,450	11.07
Prior period awards	N/A	62,222	10.66
Vested	(228,983)	(228,983)	10.72
Forfeited	(11,001)	(11,001)	11.02
Nonvested at January 1, 2007	588,113	436,891	10.99
Current period awards	315,250	189,850	10.91
Prior period awards	N/A	30,771	10.91
Vested	(209,115)	(209,115)	10.97
Nonvested at September 30, 2007	694,248	448,397	11.00

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

As of September 30, 2007, $4,107 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Income Statement ratably over the remaining vesting period (through March 2012). As of September 30, 2007, the grant date fair value for awards of 49,776 shares made in 2005, 70,675 shares made in 2006 and 125,400 shares made in 2007, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

The following summarizes the expense the Company recorded in its Consolidated Income Statement during the three and nine months ended September 30, 2007 and September 30, 2006, for stock based compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
General and administrative expenses-stock based compensation	$327	$552	$1,133	$1,766

18. Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the Company’s Consolidated Income Statements, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses reclassified into interest expense). The Company’s comprehensive income for the three and nine months ended September 30, 2007 and September 30, 2006 is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Net income (loss)	$606	$1,487	$(2,068)	$5,294
Unrealized change in value on securities available for sale	(6,853)	4,912	(14,105)	(1,136)
Unrealized change in value on derivatives	(8,439)	(6,917)	2,263	(765)
Realized gain on derivatives, net of amortization	3,547	461	4,255	931
Comprehensive income	$(11,139)	$(57)	$(9,655)	$4,324

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

	Sep 30, 2007	Dec 31, 2006
	(unaudited)
Net unrealized (loss) gain on securities	$(7,413)	$6,692
Net unrealized gains on derivatives	2,311	48
Net realized losses on derivatives	(6,745)	(11,000)
Accumulated other comprehensive loss	$(11,847)	$(4,260)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

19. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2007 to 2026 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2007, are as follows:

3 Months Ending December 31, 2007	$23,794
2008	130,452
2009	127,929
2010	113,001
2011	112,796
Thereafter	740,358
$1,248,330

20. Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2006, the Company acquired all real properties purchased during the nine months ended September 30, 2007 and the year ended December 31, 2006. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenues	$46,602	$45,479	$137,411	$137,063
Income from continuing operations	$922	$3,920	$2,398	$12,353
Net income allocable to common stockholders	$307	$3,320	$509	$10,551
Income per basic and diluted common share from continuing operations	$0.02	$0.12	$0.06	$0.40
Net income per basic and diluted common share	$0.01	$0.10	$0.01	$0.34

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

Selected results of operations by segment for the three months ended September 30, 2007 and September 30, 2006, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006
Total revenues	$18	$122	$37,389	$22,441	$9,194	$8,309
Total expenses and minority interest	3,708	3,380	36,452	21,146	6,673	4,951
Gain on extinguishment of debt	–	–	741	–	–	–
Income (loss) from continuing operations	(3,690)	(3,257)	1,678	1,295	2,522	3,357
Total assets	39,651	35,201	1,631,099	1,004,385	476,589	452,610

Selected results of operations by segment for the nine months ended September 30, 2007 and September 30, 2006, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006
Total revenues	$262	$588	$99,278	$63,494	$25,846	$25,393
Total expenses and minority interest	11,337	10,620	99,364	59,249	18,360	14,502
Gain on extinguishment of debt	–	–	1,363	–	–	–
Income (loss) from continuing operations	(11,075)	(10,032)	1,277	4,245	7,486	10,892
Total assets	39,651	35,201	1,631,099	1,004,385	476,589	452,610

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded two such loans as of September 30, 2007, with an aggregate unpaid principal amount of approximately $1,148 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company is generally required to make advances simultaneous with the borrower’s capital contributions to the joint venture to fund the underlying franchise loans. As of September 30, 2007, the Company had advanced $6,812 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a limited guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

23. Subsequent Events

Convertible Senior Notes Due 2027

On October 9, 2007, CapLease issued and sold $75,000 in aggregate principal amount of 7.50% Convertible Senior Notes due 2027 (the “Notes”). The Notes represent general unsecured obligations of CapLease and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated. The Notes are jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis by four of CapLease’s subsidiaries, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp. and Caplease Credit LLC (the “subsidiary guarantors”). The Notes have been issued under an indenture dated as of October 9, 2007, by and among the Company, the subsidiary guarantors, and Deutsche Bank Trust Company Americas, as trustee. A copy of the indenture is filed as an exhibit to this Form 10-Q.

The Company estimates that the net proceeds from the offering of the Notes, after deducting initial purchasers’ discounts and commissions and estimated offering expenses, will be approximately $72,500. CapLease has used the net proceeds from the sale of the Notes as follows:

•	$15,000 to purchase shares of its common stock at the closing of the offering; and

•	$26,263 to repay borrowings under the Company’s repurchase agreement.

CapLease intends to use the remaining proceeds from the sale of the Notes for general corporate purposes, which may include further debt repayment and funding of new investments.

The Notes bear interest at an annual rate of 7.50%. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2008.

The Notes will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.

The Notes are convertible only under the following circumstances:

•
during any calendar quarter commencing after the date of issuance of the Notes, if the closing sale price per share of CapLease’s common stock is greater than 130% of the applicable conversion price for at least 20 trading days in the 30-consecutive-trading-day period ending on the last trading day of the preceding calendar quarter;

•
during the ten consecutive trading-day period following any five-consecutive-trading-day period in which the trading price of the Notes for each day of such period was less than 98% of the product of the closing sale price per share of CapLease’s common stock and the conversion rate in effect for the Notes on each such day;

•	in the case of Notes called for redemption, at any time prior to the close of business one business day prior to the redemption date for the Notes;

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

•	upon the occurrence of specified corporate transactions, including a Fundamental Change (as defined in the indenture and described below); or

•	at any time on or after April 1, 2027 until the close of business on the business day immediately preceding October 1, 2027.

The initial conversion rate for each $1 principal amount of Notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

A Fundamental Change is defined in the indenture to mean certain change of control events specified in the indenture or CapLease’s common stock is not approved for listing on a U.S. national securities exchange (referred to in the indenture as a “Termination of Trading”).

If a holder elects to convert its Notes in connection with certain Fundamental Change transactions (referred to in the indenture as a “Qualifying Fundamental Change”) which occur prior to October 1, 2012, the Company will increase the conversion rate by a number of additional shares of common stock determined according to a schedule included in the indenture.

Upon conversion, CapLease will settle its conversion obligation in, at its election, cash, shares of CapLease’s common stock or a combination of cash and shares of CapLease’s common stock. If CapLease does not elect otherwise, it will settle its conversion obligation in shares of its common stock.

CapLease will have the right to redeem the Notes in whole or in part for cash at any time or from time to time on or after October 5, 2012. Prior to October 5, 2012, CapLease may also redeem the Notes to preserve its status as a real estate investment trust. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

Holders may require CapLease to redeem their Notes, in whole or in part, on October 1, 2012, October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.

Holders will also have the right to require CapLease to repurchase their Notes, in whole or in part for cash, if certain Fundamental Change transactions occur prior to October 1, 2012. The repurchase price will be 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.

Registration Rights Agreement

The Notes and the shares of common stock of CapLease issuable in certain circumstances upon conversion of the Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). CapLease offered and sold the Notes in reliance on an exemption from registration under the Securities Act.

In connection with the issuance of the Notes, CapLease also entered into a registration rights agreement on October 9, 2007, with Deutsche Bank Securities Inc. Pursuant to the terms and conditions of the registration rights agreement, CapLease agreed, for the benefit of the holders of the Notes, to:

•	file a shelf registration statement providing for the resale of the shares of common stock issuable upon conversion of the Notes by the 120th day after the issuance of the Notes;

•	cause such registration statement to become effective under the Securities Act not later than 210 days after the issuance of the Notes; and

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2007 (unaudited)

•	keep such registration statement continuously effective generally until such shares of common stock have been or can be sold without restriction under the Securities Act.

CapLease has also agreed to pay specified additional interest (not to exceed 0.50% of the principal amount of a Note per year) to the holders of the Notes if it fails to comply with certain of its obligations under the registration rights agreement (referred to as a “registration default”), including if it fails to cause the shelf registration statement to become effective within specified periods, or if the shelf registration statement ceases to be effective or the use of the related prospectus is suspended for specified time periods. CapLease will not be required to pay additional interest with respect to any Note after the Note has been converted into shares of common stock. If a holder of Notes converts some or all of its Notes into common stock when there exists a registration default, CapLease will increase the conversion rate by 3% for each $1 principal amount of Notes.

A copy of the registration rights agreement is filed as an exhibit to this Form 10-Q.

Stock Repurchase

On October 9, 2007, CapLease used $15,000 of the proceeds from the sale of the Notes to repurchase 1,524,390 shares of its common stock on the open market at $9.84 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Where appropriate, the following discussion includes analysis of our predecessor entity.

Name Change

On July 30, 2007, Capital Lease Funding, Inc. changed its name to CapLease, Inc. and elected to retain its NYSE stock ticker as “LSE.”

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. Including the trust preferred debt we issued in December 2005, our overall portfolio leverage as of September 30, 2007 was approximately 78.4%.

Our portfolio financing strategy is to finance our investments through short-term financing arrangements and, as soon as practicable thereafter, obtain long-term financing for these investments, generally on a secured, non-recourse basis. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through September 30, 2007, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). We employ a hedging strategy to mitigate our exposure to changes in interest rates while our assets are financed under our short-term borrowing arrangements.

We rely primarily on equity and debt capital to fund our portfolio growth. Through September 30, 2007, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in May 2006 (net proceeds of $57.3 million), and a follow-on common stock offering in May/June 2007 (net proceeds of $104.8 million). We also issued $75.0 million in aggregate principal amount of 7.50% Convertible Senior Notes due 2027 in October 2007 (estimated net proceeds of $72.5 million).

Summary of Investment and Financing Activity in Third Quarter of 2007

The following highlights our investment and financing activity during the quarter ended September 30, 2007:

•	We added assets of $3.8 million to our portfolio. Our new investment activity has been adversely impacted by the credit market uncertainty discussed under “Business Environment” below.

•
We repaid all of the assumed mortgage debt on the 11 Kroger properties (principal of $41.6 million on the date of pay-off) and all of the remaining assumed debt on the Factory Mutual property (principal of $8.2 million on the date of pay-off) in the EntreCap Portfolio. Upon repayment of the debt on the Factory Mutual property, we pledged the property as collateral to Wachovia Bank under a new three-year $30 million revolving credit agreement. Borrowings under the revolving credit agreement may be used for any corporate purposes and will bear interest at 30-day LIBOR plus 125 basis points. We also repaid in full and terminated the Bridge Facility we entered into with Wachovia Bank in connection with the acquisition of the EntreCap Portfolio.

•
We added new third party long-term mortgage debt of $117 million on the three Nestlé properties included in the EntreCap Portfolio. The 5-year mortgage note has a weighted average coupon rate of 6.32% and an effective borrowing rate of 5.65% including the impact of hedge gains and deferred financing costs.

Business Environment

The credit markets for commercial and residential mortgage products have recently entered a period of significant uncertainty, driven in part by concerns about sub-prime residential mortgage loans. Although we have no exposure to any type of residential mortgage loan, this recent market disruption has impacted us in a variety of ways, including by:

•	making it difficult for us to price and finance new investment opportunities on attractive terms;

•
causing our short-term borrowing rates to increase, primarily as a result of increases in August and September in the London Interbank Offered Rate, or LIBOR, the borrowing base under our repurchase agreement; and

•	causing a delay in the long-term financing of the mortgage assets financed under our repurchase agreement.

If this disruption continues, the trends discussed above may continue and we may be impacted in a variety of additional ways. For example, we may experience challenges in raising additional capital, margin calls on our repurchase agreement and impairment charges on our assets, particularly on our securities investments. We may also seek to preserve liquidity until credit markets normalize.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2007.

Property Acquisitions

During the three months ended September 30, 2007, we did not complete any new real estate acquisitions.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan business as well as our investments in securities).

Selected results of operations by segment for the three months ended September 30, 2007 and September 30, 2006, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006
Total revenues	$18	$122	$37,389	$22,441	$9,194	$8,309
Total expenses and minority interest	3,708	3,380	36,452	21,146	6,673	4,951
Gain on extinguishment of debt	–	–	741	–	–	–
Income (loss) from continuing operations	(3,690)	(3,257)	1,678	1,295	2,522	3,357
Total assets	39,651	35,201	1,631,099	1,004,385	476,589	452,610

Selected results of operations by segment for the nine months ended September 30, 2007 and September 30, 2006, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006
Total revenues	$262	$588	$99,278	$63,494	$25,846	$25,393
Total expenses and minority interest	11,337	10,620	99,364	59,249	18,360	14,502
Gain on extinguishment of debt	–	–	1,363	–	–	–
Income (loss) from continuing operations	(11,075)	(10,032)	1,277	4,245	7,486	10,892
Total assets	39,651	35,201	1,631,099	1,004,385	476,589	452,610

Results of Operations

During the third quarter of 2007, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments in net lease and other single tenant assets.

Comparison of the Quarter Ended September 30, 2007 to the Quarter Ended September 30, 2006

The following discussion compares our operating results for the quarter ended September 30, 2007 to the comparable period in 2006.

Revenue.

Total revenue increased $15.7 million, or 51%, to $46.6 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and an increase in interest income, offset in part by a decrease in other revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $14.8 million, or 66%, to $37.2 million. The increase was due to a substantial increase in the underlying property investments from the prior year period. Between October 1, 2006 and September 30, 2007, we added 30 owned property assets (in 16 separate transactions) for an aggregate purchase price of approximately $589 million.

Interest income increased $1.3 million, or 16%, to $9.3 million, reflecting an increase in aggregate loan and securities investments.

Other revenue decreased $0.4 million, to $0.1 million, primarily reflecting income we received from loans that were paid off in the 2006 period.

Expenses.

Total expenses increased $17.4 million, or 59%, to $46.8 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and general and administrative expenses, offset slightly by a loss on securities in the 2006 period and lower general and administrative expenses-stock based compensation.

Interest expense increased $9.6 million, or 59%, from $16.1 million to $25.7 million. The increase in 2007 consisted of $5.0 million of additional interest expense under our repurchase agreement (primarily resulting from higher borrowings and interest rates in 2007), $4.4 million of additional interest expense on property mortgages originated or assumed in 2006 and 2007, and $0.2 million of interest expense under the Bridge Facility. The Company’s average balance outstanding under the repurchase agreement was approximately $398 million during the 2007 period, compared with approximately $139 million during the 2006 period.

Depreciation and amortization expense on real property increased $6.9 million, or 105%, from $6.6 million to $13.4 million, due to the significant increase in property investments compared with the prior year period.

Property expenses increased $0.8 million, or 22%, to $4.6 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2007 period was $1.6 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

We had a loss on securities of $240,000 in the 2006 period, reflecting an impairment loss on one CMBS security with exposure to the Winn-Dixie bankruptcy. The loss is discussed at Note 7 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense increased $0.5 million, or 25%, to $2.7 million, primarily reflecting higher employee compensation due to increased headcount and higher legal expenses primarily associated with the retirement of debt we assumed upon acquisition of the EntreCap Portfolio.

General and administrative expense-stock based compensation decreased $0.2 million, or 41%, to $0.3 million. The decrease was a result of our transition to a five year vesting period on stock awards during the 2007 period and a lower expected vesting percentage for performance based awards in the 2007 period. As of September 30, 2007, $4.1 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Income Statement ratably over the remaining vesting period (through March 2012). As of September 30, 2007, the grant date fair value for awards of 49,776 shares made in 2005, 70,675 shares made in 2006, and 125,400 shares made in 2007 had not yet been determined because the grant date (as defined under relevant accounting guidance) had not yet occurred.

Gain on extinguishment of debt.

We had a $0.7 million non-cash gain on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap Portfolio. This gain resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net income (loss).

Net income decreased to $0.6 million, from $1.5 million, primarily as a result of increases in interest expense, depreciation expense and property expenses, offset in part by an increase in rental revenues and property expense recoveries. Net (loss) allocable to common stockholders was $(0.1) million in the third quarter of 2007, reflecting dividends to preferred stockholders of $0.7 million.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

The following discussion compares our operating results for the nine months ended September 30, 2007 to the comparable period in 2006.

Revenue.

Total revenue increased $35.9 million, or 40%, to $125.4 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and an increase in interest income, offset in part by a decrease in other revenue and no gain on sale of mortgage loans and securities in the 2007 period.

Rental revenue and property expense recoveries, in the aggregate, increased $35.4 million, or 56%, to $98.7 million. The increase was due to a substantial increase in the underlying property investments from the prior year period.

Interest income increased $2.3 million, or 10%, to $26.3 million, reflecting an increase in aggregate loan and securities investments.

We had no gain on sale of mortgage loans and securities in the 2007 period, compared to a $0.6 million gain in the 2006 period, reflecting a gain we earned on the origination and sale of a mortgage loan in the first quarter of 2006.

Other revenue decreased $1.2 million, to $0.4 million, primarily reflecting income we received on loans that were paid off in the 2006 period.

Expenses.

Total expenses increased $44.7 million, or 53%, to $129.1 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and general and administrative expenses, and losses on two CMBS investments, offset in part by a reduction in stock based compensation expense.

Interest expense increased $25.8 million, or 56%, from $45.9 million to $71.7 million. The increase in 2006 primarily consisted of $12.1 million of additional interest expense on property mortgages originated or assumed in 2006 and 2007, $8.5 million of additional interest expense under our repurchase agreement (primarily resulting from higher borrowings and interest rates in 2007), $2.6 million of fees paid under the Bridge Facility we entered into in connection with the acquisition of the EntreCap Portfolio, and $2.6 million of interest expense under the Bridge Facility. The Company’s average balance outstanding under the repurchase agreement was approximately $320 million during the 2007 period, compared with approximately $131 million during the 2006 period.

Depreciation and amortization expense on real property increased $15.7 million, due to the significant increase in property investments compared with the prior year period.

Property expenses increased $2.5 million, or 22%, to $13.6 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2007 period was $5.5 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

We had losses on securities of $372,000 in the 2007 period, reflecting impairment losses on two CMBS securities during the second quarter of 2007. These losses represent management’s determination that other-than-temporary declines in the fair value below cost basis had occurred on these two investments. We had a loss on securities of $240,000 in the 2006 period, reflecting an impairment loss on one CMBS security with exposure to the Winn-Dixie bankruptcy. The losses in both periods are discussed at Note 7 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense increased $1.4 million, or 20%, to $8.3 million, primarily reflecting higher employee compensation due to increased headcount and higher legal expenses primarily associated with the retirement of debt we assumed upon acquisition of the EntreCap Portfolio.

General and administrative expense-stock based compensation decreased $0.6 million, or 36%, to $1.1 million. The decrease was a result of our transition to a five year vesting period on stock awards during the 2007 period and a lower expected vesting percentage for performance based awards in the 2007 period.

Gain on extinguishment of debt.

We had $1.4 million of non-cash gains on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap Portfolio. These gains resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net income (loss).

Net income (loss) decreased to $(2.1) million, from $5.3 million, primarily as a result of increases in interest expense, depreciation expense and property expenses, offset in part by an increase in rental revenues and property expense recoveries. Net (loss) allocable to common stockholders was $(4.2) million in the 2007 period, reflecting dividends to preferred stockholders of $2.1 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and nine months ended September 30, 2007 and September 30, 2006.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(in thousands, except per share amounts)	2007	2006	2007	2006
Net income (loss) allocable to common stockholders	$(105)	$776	$(4,201)	$3,161
Add (deduct):
Minority interest–OP units	(1)	6	(26)	7
Depreciation and amortization expense on real property	13,414	6,550	34,040	18,366
Depreciation and amortization expense on discontinued operations	–	30	43	30
Funds from operations	$13,308	$7,362	$29,856	$21,564

Weighted average number of common shares outstanding, diluted	45,602	33,921	39,472	31,252
Weighted average number of OP units outstanding	263	263	263	105
Weighted average number of common shares and OP units outstanding, diluted	45,865	34,184	39,735	31,357

Net income (loss) per common share, basic and diluted	$(0.00)	$0.02	$(0.11)	$0.10
Funds from operations per share	$0.29	$0.22	$0.75	$0.69

Gains on sale of mortgage loans and securities	$–	$–	$–	$645

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.” We expect our leverage to average 70% to 85% of our assets in portfolio. Including the trust preferred debt we issued in December 2005, our overall portfolio leverage as of September 30, 2007 was approximately 78.4%.

Our portfolio financing strategy is to finance our investments through short-term financing arrangements and, as soon as practicable thereafter, obtain long-term financing for these investments, generally on a secured, non-recourse basis. We seek to finance our assets on a long-term basis with fixed-rate debt of a like maturity. Through September 30, 2007, our long-term asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and our first CDO (completed in March 2005). As of September 30, 2007, we have financed on a long-term basis an aggregate of approximately $1.70 billion of assets in portfolio with third party mortgage debt of $986.4 million and collateralized debt obligations of $268.2 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock in the each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. We also declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock during each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, and through our repurchase agreement and $30 million revolving credit agreement (the “Revolver”), in each case with Wachovia Bank. We also expect that a portion of the proceeds from our issuances of debt and/or equity capital will be used for short-term liquidity. As of September 30, 2007, we had $10.2 million in available cash and cash equivalents.

Our repurchase agreement, which is 364-day facility and was renewed in August 2007, provides us with core borrowing capacity of $250 million, and borrowing capacity of up to $500 million until we complete our next collateralized debt obligation.

Borrowings under our repurchase agreement are secured by the assets financed and our obligations are fully recourse to our other assets. Our repurchase agreement allows us to finance our assets on a short-term basis while we arrange long-term financing. We pay interest at prevailing short-term interest rates (30-day LIBOR) plus a spread (determined based upon the class and credit rating of the asset financed). The repurchase agreement is uncommitted, meaning Wachovia Bank may decline to advance on any asset we seek to finance. As a result, we cannot make any assurance that our borrowing capacity on the repurchase agreement will continue to be available to us. Wachovia Bank also has the right to initiate a margin call if our assets financed decline in value (including as a result of a tenant downgrade).

We had $386.5 million outstanding as of September 30, 2007 under our repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $338.8 million, and securities with a carry value of $124.3 million.

The Revolver is a three year facility which we initially entered into in July 2007. The Revolver provides that we may borrow up to $30 million from time to time over the three year term, and our borrowings will bear interest at prevailing short-term interest rates (30-day LIBOR) plus 125 basis points.

Our borrowings under the Revolver are secured by a first mortgage on the Factory Mutual property included in the EntreCap Portfolio and an assignment of our interest in the lease and rents on the property. The Revolver is a fully recourse lending arrangement. We are permitted to use proceeds from borrowings under the Revolver for any corporate purpose, including to fund investments or repay other indebtedness.

As of September 30, 2007, the Company had not yet borrowed any amount under the Revolver.

We entered into a temporary short-term credit agreement with Wachovia Bank, N.A. in April 2007 in connection with the acquisition of the EntreCap Portfolio (the “Bridge Facility”). The Bridge Facility matured and was repaid in full and terminated on July 16, 2007.

Our $100 million real property acquisition facility with Wachovia Bank and one of its affiliates expired by its terms on August 24, 2007.

We are required to comply with various covenants under the repurchase agreement and the Revolver, including financial covenants of minimum liquidity, minimum consolidated net worth and maximum leverage. As of September 30, 2007, we were in compliance with the terms of these covenants. We do not currently anticipate any difficulty in maintaining compliance with these terms in future periods. We believe our relationship with Wachovia Bank is excellent.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital.

Through September 30, 2007, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in May 2006 (net proceeds of $57.3 million), and a follow-on common stock offering in May/June 2007 (net proceeds of $104.8 million).

We issued and sold $75.0 million in aggregate principal amount of 7.50% Convertible Senior Notes due 2027 on October 9, 2007 (estimated net proceeds of $72.5 million). A description of the terms of the notes is included at Note 23 to the consolidated financial statements included in this Form 10-Q. We have used $15.0 million of the proceeds of this offering to purchase shares of our common stock at the closing of the offering and $26.3 million to repay borrowings under our repurchase agreement. We intend to use the remaining proceeds from the sale of the notes for general corporate purposes, which may include further debt repayment and funding of new investments.

In May and June 2007, we issued an aggregate of 10,350,000 shares of common stock in a public offering at a price to the public of $10.75 per share, and raised net proceeds of approximately $104.8 million, after the underwriting discount and offering expenses. The shares were issued pursuant to our shelf registration statement. We used the proceeds from the offering to repay a portion of our borrowings under the Bridge Facility.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan. The plan provides us with an additional source of equity capital. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion. During the three months ended September 30, 2007, we issued 646,063 shares of common stock through the plan at an average price of $10.02 per share. During the nine months ended September 30, 2007, we issued 1,111,641 shares of common stock through the plan at an average price of $10.38 per share. As of September 30, 2007, we have reserved an aggregate of 3,888,359 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

We expect to continue to raise additional capital from time to time to enable us to continue to implement our growth strategy, although the precise timing of our next capital raise will be impacted by our pace of investment activity and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time. As of September 30, 2007, we had an effective shelf registration statement under which we can offer an aggregate of $91.2 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

Long-Term Mortgage Financings.

During the quarter ended September 30, 2007, we obtained $117 million of long-term third party mortgage financing on the three Nestlé properties included in the EntreCap Portfolio. The principal economic terms of the note are summarized in the following table:

Description	Original Face Amount of Mortgage Note (in thousands)	Coupon	Maturity Date	Balloon at Maturity (in thousands)
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	$117,000	6.32%	August 2012	$117,000

Our effective borrowing rate on the Nestlé mortgage note, which includes the impact of hedge gains and deferred financing costs, is 5.65%.

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

CDO Financing.

In March 2005, we completed our first CDO. Our CDO was an entirely fixed rate financing. We aggregated approximately $300 million of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million of preferred equity through the securitization vehicle. The assets serve as collateral for the obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto. The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when the notes become subject to an auction call procedure. Our effective blended financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.67%. Our CDO debt is non-recourse to us but is secured by the collateral assets.

We have completed aggregating assets for our second CDO issuance and have obtained preliminary credit ratings for the transaction. However, uncertain conditions in the structured finance market have caused us to delay the launch of this transaction. The subject assets are currently being financed on our repurchase agreement, where they could be subject to lender margin calls. We are currently exploring a variety of alternatives for obtaining long-term financing for these assets. No assurance can be made as to the timing and certainty of obtaining long-term financing for these assets and our business could be materially adversely affected if we experience a significant delay in obtaining long-term financing for these assets. In addition, if our actual cost to finance these assets exceeds our current projections, our future results of operations and cash flows could be harmed.

Statement of Cash Flows

Operating activities provided $23.4 million of cash during the nine months ended September 30, 2007, primarily driven by net income as adjusted by various non-cash gains, income and charges of $29.6 million and increases in accounts payable, accrued expenses and other liabilities of $3.0 million, partially offset by increases in other assets of $9.5 million. Operating activities provided $13.6 million of cash during the nine months ended September 30, 2006, primarily driven by net income as adjusted by various non-cash gains and charges of $18.5 million, partially offset by increases in other asset of $4.1 million and decreases in deposits and escrows of $1.9 million.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13. As of September 30, 2007, this has resulted in the Company accruing $18.2 million of rental income in excess of actual rents due under the various leases. During the nine months ended September 30, 2007, rents on a straight-line basis exceeded actual rents due under the leases by $3.3 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities used $306.3 million during the nine months ended September 30, 2007, which primarily resulted from net investments in real estate of $278.5 million, investments in securities available for sale of $37.9 million, investments in loans of $4.5 million and investments in partially-owned entities of $1.1 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $11.0 million and securities of $1.9 million. Investing activities used $232.8 million during the nine months ended September 30, 2006, which primarily resulted from net investments in real estate of $218.5 million, net investments in loans of $55.7 million, net investments in securities available for sale of $35.7 million and purchases of furniture, fixtures and equipment of $1.7 million, partially offset by sale of mortgage loans of $78.6 million.

Cash provided by financing activities during the nine months ended September 30, 2007 was $288.7 million, which primarily resulted from net borrowings of $194.9 million, including a net of $191.1 million under the repurchase agreement and $3.9 million under mortgages on real estate investments, proceeds from common stock issuances of $116.2 million and funds provided by hedging and risk management activities of $3.7 million, partially offset by dividends and distributions paid of $25.0 million. Cash provided by financing activities during the nine months ended September 30, 2006 was $202.2 million, which primarily resulted from net borrowings from mortgages on real estate investments of $145.1 million, proceeds from a common stock offering of $57.3 million, net borrowings under repurchase agreements and other short-term financing obligations of $10.7 million and reductions in escrows held with mortgage lender of $9.5 million, partially offset by dividends and distributions paid of $20.1 million.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Risk Management Transactions

Since our initial public offering, we have entered into risk management transactions in order to hedge the value of our future debt obligations from changes in underlying interest rates during the period between closing and obtaining long-term financing of our assets. Our risk management activities during this period have consisted primarily of interest rate swaps, and we expect they will continue to consist primarily of interest rate swaps in the future. In accordance with SFAS 133, the interest rate swaps are treated as cash flow hedges for accounting purposes to the extent that they have been designated and qualify as such.

The effective portion of net realized gains and losses on our qualifying cash flow hedges is included in other comprehensive income and will be reclassified and amortized as part of interest expense on our Consolidated Income Statement over the expected term of the related debt issuances. For the three months ended September 30, 2007 and September 30, 2006, we had net realized gains of $3.3 million and $0.2 million, respectively, related to cash flow hedges. For the three months ended September 30, 2007 and September 30, 2006, we reclassified $0.2 million and $0.3 million, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

For the nine months ended September 30, 2007 and September 30, 2006, we had net realized gains of $3.7 million and $0.2 million, respectively, related to cash flow hedges. For the nine months ended September 30, 2007 and September 30, 2006, we reclassified $0.8 million and $0.9 million, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

Within the next twelve months, we estimate that $0.6 million of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

Consistent with SFAS No. 133, open cash flow hedges are marked to fair value at each reporting date, with a corresponding offset to other comprehensive income (a component of Stockholders’ Equity). The change in net unrealized gains and (losses) of $2.3 million and $(0.8) million in the nine months ended September 30, 2007 and September 30, 2006, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

We do not use risk management transactions for trading or speculative purposes and we only enter into contracts or hedging arrangements with major financial institutions.

We settle our risk management transactions in cash. Therefore, upon settlement, we will pay or receive cash for the net amount due. These amounts could be material and could have a material impact (positive or negative) on our liquidity. We seek to settle these transactions simultaneous with the closing of our financing transaction for the related hedged asset to mitigate the possible adverse impact on our liquidity.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2007, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of September 30, 2007:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$267,459	$265,709	6.80%	Various	$269,070
Securities available for sale (2)	204,914	228,113	7.42%	2009-2028	204,914
Structuring fees receivable	2,745	N/A	8.01%	2010-2020	2,745
Derivative assets (3)	2,209	261,693	N/A	N/A	2,209

Liabilities
Repurchase agreement and other short-term financing obligations (4)	$386,536	$386,536	6.26%	Short-term	$386,536
Mortgage notes payable (5)	986,428	978,557	5.62%	2011-2024	947,433
Collateralized debt obligations (5)	268,217	268,500	5.67%	2015	255,661
Other long-term debt (6)	30,930	30,930	8.30%	2016	29,049
Derivative liabilities (3)	-	-	N/A	N/A	-

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

Scheduled maturities of interest rate sensitive instruments as of September 30, 2007 are as follows:

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$1,452	$7,176	$16,003	$11,457	$12,561	$217,060
Securities available for sale	428	2,798	25,878	3,287	4,063	191,659
Structuring fees receivable	169	712	771	767	72	254
Derivative assets	2,209	-	-	-	-	-
Mortgages on real estate investments	2,658	11,447	13,371	15,741	36,433	906,778
Repurchase agreement and other short-term financing obligations	386,536	-	-	-	-	-
Collateralized debt obligations	(9)	(38)	(41)	22,792	10,861	234,652
Other long-term debt	-	-	-	-	-	30,930
Derivative liabilities	-	-	-	-	-	-

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

The following risk factors amend and restate those risk factors with the same caption headings included in our Form 10-K for the year ended December 31, 2006, our Form 10-Q for the quarter ended March 31, 2007 and our Form 10-Q for the quarter ended June 30, 2007.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to the following tenant credit concentrations as of September 30, 2007 (measured by our carry value before depreciation and amortization):

•	approximately $218.8 million, or 10.3%, of our assets represent investments in properties leased to the United States Government; and

•	approximately $198.2 million, or 9.3%, of our assets represent investments in properties leased to, or leases guaranteed by, Nestlé Holdings, Inc.

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

We are subject to the following industry concentrations as of September 30, 2007 (measured by our carry value before depreciation and amortization):

•
approximately $341.9 million, or 16.1%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company, Aetna Life Insurance Company, Factory Mutual Insurance Company, Travelers Corporation);

•
approximately $258.7 million, or 12.2%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the food and beverage industry (e.g., Nestlé Holdings, Inc. and Cadbury Schweppes Holdings (US));

•
approximately $166.4 million, or 7.8%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail grocery industry (e.g., The Kroger Co. and Koninklijke Ahold, N.V.); and

•
approximately $140.2 million, or 6.6%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc., Kohl’s Corporation).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to the following geographic concentrations as of September 30, 2007 (measured by our carry value before depreciation and amortization):

•	approximately $218.5 million, or 10.6%, of our assets represent investments in properties located in the Philadelphia, Pennsylvania metropolitan area;

•	approximately $187.3 million, or 9.0%, of our assets represent investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $182.1 million, or 8.8%, of our assets represent investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $150.7 million, or 7.3%, of our assets represent investments in properties located in the New York City and Northern New Jersey area;

•	approximately $106.4 million, or 5.1%, of our assets represent investments in properties located in the Southern California area; and

•	approximately $106.3 million, or 5.1%, of our assets represent investments in properties located in the Dallas/Fort Worth, Texas metropolitan area.

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

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $205.4 million, or 9.7%, of our assets measured by our carry value before depreciation and amortization as of September 30, 2007). These investments will have a greater risk of default and bankruptcy than investments on properties leased exclusively to investment grade tenants.

Our investments in commercial mortgage-backed securities may be subordinated.

As of September 30, 2007, our CMBS investments included $44.4 million of below investment grade bond classes (approximately 2.1% of our assets measured by our carry value before depreciation and amortization as of September 30, 2007). Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by defaults or decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1
Articles of Amendment to Articles of Incorporation, dated as of July 30, 2007 (incorporated by reference from Exhibit 3.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2007).

3.2
First Amendment to Amended and Restated Bylaws, dated as of July 30, 2007 (incorporated by reference from Exhibit 3.2 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2007).

4.1
Indenture, dated as of October 9, 2007, by and among the CapLease, Inc., Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp., Caplease Credit LLC, and Deutsche Bank Trust Company Americas, as trustee (including form of 7.50% Convertible Senior Notes due 2027) (incorporated by reference from Exhibit 4 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

10.1
Revolving Loan Agreement, dated as of July 17, 2007, by and among Capital Lease Funding, Inc., PREFCO II Limited Partnership and Wachovia Bank National Association (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 20, 2007).

10.2
Amendment No. 1 to Revolving Loan Agreement, dated as of August 24, 2007, by and between CapLease, Inc., PREFCO II Limited Partnership and Wachovia Bank, National Association (incorporated by reference from Exhibit 10.2 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2007).

10.3
Amendment No. 9 to Master Repurchase Agreement, dated as of August 24, 2007, by and between Caplease, LP, CapLease, Inc., Caplease Services Corp., Caplease Debt Funding, LP and Wachovia Bank, National Association (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2007).

10.4
Resale Registration Rights Agreement, dated as of October 9, 2007, between CapLease, Inc. and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 10 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.

31.1
Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: November 7, 2007	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: November 7, 2007	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer