Form 10-K
period 2007-12-31
CapLease, Inc.
filed 2008-03-04
CIK 1057689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________
Commission file number 001-32039
_______________
CAPLEASE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
__________________
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
_______________
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the common stock, $0.01 par value per share, of CapLease, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $467 million, based upon the closing price of $10.75 on the New York Stock Exchange on such date.

As of February 15, 2008, there were 44,350,330 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2008 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Note: Items 10, 11, 12, 13 and 14 are incorporated by reference herein from the Proxy Statement.

Except where otherwise indicated or where the context is clear, the portfolio statistics in Items 1 and 1A of this Form 10-K represent or are calculated from our carry value for financial reporting purposes before depreciation and amortization.

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

Our current portfolio produces stable, high quality cash flows generated by long-term leases to primarily investment grade tenants. Tenants underlying our investments are primarily large public companies or their significant operating subsidiaries and governmental entities with investment grade credit ratings, defined as a published senior unsecured credit rating of BBB-/Baa3 or above from one or both of Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). We also imply an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which we have obtained a private investment grade rating from either S&P or Moody’s, or (iii) are governmental entity branches or units of another investment grade rated governmental entity.

As of December 31, 2007, we had an approximately $2.1 billion investment portfolio, including the following assets by type:

	Investment(1)
	(in thousands)	Percentage
Owned properties	$1,651,608	77.8%
Debt investments
Loans
Long-term mortgage loans	230,478	10.9%
Corporate credit notes	31,863	1.5%
Mezzanine and other investments	7,802	0.4%
Commercial mortgage-backed and other real estate securities	198,187	9.3%
Other	2,576	0.1%
Total	$2,122,515	100.0%

(1) Here and elsewhere in Item 1 of this Form 10-K, references to our “Investment” represent our carry value for financial reporting purposes before depreciation and amortization.

We conduct our business through two operating segments: operating real estate (including our investments in owned real properties), and lending investments (including our loan investments as well as our investments in securities). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, for financial data by segment.

We have been in the net lease business since 1994. We completed our initial public offering in March 2004 and, during each of 2006 and 2007, we completed a follow-on common stock offering. Prior to our initial public offering, we were primarily a lender focused on originating net lease mortgage loan transactions and selling substantially all of the loans we originated, either through whole-loan or small pool sales or through gain-on-sale commercial mortgage-backed securitizations.

Investment Strategy

We focus on the following core business strategies:

•
Investing in High Quality Cash Flows. We invest primarily in owned real properties and real estate loans where the underlying tenant is of high credit quality. As of December 31, 2007, approximately 90% of our portfolio was invested in properties leased to investment grade or implied investment grade tenants and the weighted average underlying tenant credit rating on our entire portfolio was A-. Further, our top ten tenant exposures, which comprise approximately 50% of our portfolio, were all rated investment grade or implied investment grade and had a weighted average credit rating of A+. As of December 31, 2007, our portfolio had the following credit characteristics:

	Investment
Credit Rating (1)(2)	(in thousands)	Percentage
Investment grade rating of A- or A3 and above	$886,976	41.8%
Investment grade rating of below A- or A3	762,021	35.9%
Implied investment grade rating	263,186	12.4%
Non-investment grade rating	200,991	9.5%
Unrated (3)	8,316	0.4%
	$2,121,490	100.00%

(1)
Reflects tenant’s or lease guarantor’s actual or impled S&P rating or equivalent rating if rated only by Moody’s, or in the case of our CMBS securities, actual ratings of the securities. Table does not include a development property with a total investment of $1,025.

(2)
Four of our owned real properties where our aggregate investment is $267,420 are leased to more than one tenant and, for purposes of determining the underlying tenant’s credit rating on these properties, we have considered the credit rating of only our primary tenant.

(3)	Includes primarily our mezzanine and other investments as described under “Our Portfolio—Loan Investments.”

•
Long-Term Assets Held for Investment. We invest in commercial real estate assets subject to long-term leases. As of December 31, 2007, the weighted average underlying tenant remaining lease term on our portfolio was approximately 11 years. We intend to hold our assets for the long-term, capturing the stable cash flows that will be produced from the underlying high credit quality tenants. On a limited and opportunistic basis, we also continue to acquire and promptly resell assets through our taxable REIT subsidiary.

•
Flexible Investment Approach. We have the expertise and ability to invest at all levels of the capital structure of net lease or other single tenant properties. Owned properties comprise approximately 78% of our current portfolio, and our target is to maintain a portfolio mix of 75% to 90% owned real estate, and 10% to 25% mortgage loans and other debt investments. For properties that we own, in addition to high quality tenant credit quality, we also seek to invest in strong real estate locations that will appreciate in value over time.

•
Stringent Underwriting Process. We maintain a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of seven of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. Our investment committee formally reviews and approves each investment we make prior to funding. We also have an investment oversight committee of the Board of Directors that approves investments in excess of $50 million.

•
Finance with Long-Term Fixed Rate Debt. We seek to borrow against, or finance, our assets with long-term fixed rate debt, effectively locking in the spread we expect to generate on our assets. Our financing strategy allows us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. We believe this leverage level is appropriate given the high credit quality of the underlying tenants and the length and quality of the related leases.

Our Competitive Strengths

•
Established Investment Capabilities. We have an experienced in-house team of investment professionals that source, structure, underwrite and close our transactions. In addition, we have developed an extensive national network of property owners, investment sale brokers, tenants, borrowers, mortgage brokers, lenders, institutional investors and other market participants that helps us to identify and originate a variety of single tenant investment opportunities. During 2007, we made approximately $480.7 million of new investments.

•
Experienced Senior Management Team. Our senior management team has worked together for more than 12 years. Since our initial public offering in March 2004, we have purchased more than $1.5 billion of single tenant properties. Since 1996, we have originated and underwritten more than $4.0 billion in single tenant transactions, involving more than 500 properties with more than 100 underlying tenants.

•
Financing Expertise. We have substantial experience in financing single tenant assets. Our expertise and deep contacts within the net lease financing market enabled us to obtain a $129.5 million non-recourse secured term loan outside of the structured finance markets in December 2007. We have developed and continue to enhance financing structures that enable us to efficiently finance a portion of our owned properties through term loan and securitization transactions.

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

Our Portfolio

Owned Properties

Owned properties comprise approximately 78% of our current portfolio. All of our equity investments in real estate have been made since the closing of our initial public offering. We invest in most commercial property types (e.g., office, retail and industrial), and our investment underwriting includes an analysis of the credit quality of the underlying tenant and the strength of the related lease. We also analyze the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. We believe that over time, the value of our owned real estate will appreciate. For more detail on our underwriting process, please see “Underwriting Process” below. We target properties that have one or more of the following characteristics:

•	included in primary metropolitan markets such as Philadelphia, Washington D.C., Chicago and New York/New Jersey;

•	fungible asset type that will facilitate a re-let of the property if the tenant does not renew;

•	barriers to entry in the property’s market, such as zoning restrictions or limited land for future development; and

•	core facility of the tenant.

During 2007, the aggregate purchase price of our owned properties acquired was $433.7 million, including the acquisition for a purchase price of $364.4 million of a portfolio of 18 real estate assets net leased to five different tenants in April 2007 (the “EntreCap Portfolio”). The EntreCap Portfolio included assets leased to (or leases guaranteed by) Nestlé Holdings, Inc., The Kroger Co., Factory Mutual Insurance Company, Qwest Corporation, and The Travelers Corporation. These assets are summarized in the table below of our owned properties as of December 31, 2007.

As of December 31, 2007, we had an approximately $1.7 billion owned property portfolio. We believe the strength of this portfolio is exhibited by the following:

•	approximately 10.5 million rentable square feet with 99.9% occupancy;

•	62 properties in 26 states leased to 33 different tenants;

•	no tenant represents more than five percent of our entire portfolio, except the United States Government at 10.3% and Nestlé Holdings, Inc. at 9.3%;

•	94% investment grade or implied investment grade tenants;

•	weighted average tenant credit rating of A;

•	weighted average remaining lease term of approximately 9 years; and

•	well diversified portfolio by property type, geography, tenant and tenant industry.

Property Type Diversification

The following pie chart summarizes the property types comprising our owned property portfolio as of December 31, 2007.

Tenant Industry Diversification

The following table sets forth certain information regarding the tenant industry concentrations in our owned property portfolio as of December 31, 2007.
		Weighted
	Number of	Average Credit
Industry	Tenants	Rating (1)	Investment (2)	Percent of Total
Insurance	7	A	$341,905	20.7%
Food & Beverage	3	AA-	258,723	15.7%
Government	2	AAA	236,230	14.3%
Financial	3	BBB-	143,963	8.7%
Grocery	2	BBB-	108,986	6.6%
Retail Department Stores	1	A	93,016	5.6%
Retail Jewelry	1	A-	77,640	4.7%
Engineering	1	BBB+	56,747	3.4%
Building Materials	1	A+	52,874	3.2%
Telecommunications	1	BB	52,071	3.2%
Healthcare	3	AA-	49,084	3.0%
Communications	2	BBB+	47,314	2.9%
Hotel	1	BBB	45,955	2.8%
Automotive	1	A-	27,266	1.7%
Retail Drug	2	A-	21,720	1.3%
Publishing	1	BBB+	20,837	1.3%
Telecommunication	1	A-	16,250	1.0%
Total	33	A	$1,650,581	100.0%

(1)	Reflects actual or implied S&P rating (or equivalent rating if rated only by Moody’s) of tenant(s) or lease guarantor(s).

(2)	Does not include our development property which is not currently occupied by a tenant.

Geographic Diversification

The following table sets forth certain information regarding the top twenty states where our owned properties are located as of December 31, 2007.
	Number of
State	Properties	Investment	Percent of Total
Pennsylvania	4	$205,937	12.5%
California	7	201,644	12.2%
New Jersey	3	131,122	7.9%
Maryland	4	127,724	7.7%
Texas	5	109,982	6.7%
Illinois	2	107,183	6.5%
Virginia	3	90,049	5.5%
Colorado	2	69,413	4.2%
Indiana	2	58,915	3.6%
Rhode Island	1	54,879	3.3%
Kansas	3	54,143	3.3%
Nebraska	2	52,071	3.2%
Alabama	2	41,586	2.5%
Washington	1	39,612	2.4%
Connecticut	1	37,685	2.3%
Georgia	4	36,348	2.2%
Tennessee	3	34,169	2.1%
Kentucky	5	33,614	2.0%
Wisconsin	1	29,165	1.8%
Florida	1	27,266	1.7%
Other	6	109,101	6.6%
Total	62	$1,651,608	100.0%

Lease Expirations

The following table sets forth certain information regarding scheduled lease expirations in our owned property portfolio as of December 31, 2007.

		Square Feet
Year of Lease	Number of	Subject to		Percent
Expiration	Expiring Leases	Expiring Lease	Investment (1)	of Investment (1)
2008	6	47,252	$13,456	0.8%
2009	7	469,164	102,901	6.3%
2010	6	455,347	63,988	3.9%
2011	2	130,000	37,685	2.3%
2012	6	2,598,887	213,444	13.0%
2013	12	294,013	57,738	3.5%
2014	1	88,420	14,101	0.9%
Thereafter	43	6,357,882	1,142,722	69.4%

(1) Represents lease expiration dates as a percentage of carry value before depreciation and amortization.

The following is a tabular presentation of our owned property portfolio as of December 31, 2007:
						(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Purchase Date	Lease Maturity (1)	2008 Estimated Annual Rent (2)	Purchase Price	Investment (3)
Abbott Laboratories	6480 Busch Blvd, Columbus, OH	Office	111,776	11/2004	10/2016	$893	$12,025	$12,065
Abbott Laboratories	1850 Norman Drive North, Waukegan, IL	Office	131,341	8/2005	8/2017	1,405	20,325	20,362
Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	Office	122,605	10/2006	11/2016	1,667	24,255	24,858
Allstate Insurance Company	401 McCullough Drive, Charlotte, NC	Office	191,681	12/2005	12/2015	1,964	27,172	27,236
Allstate Insurance Company	1819 Electric Road (aka State Hw y. 419), Roanoke, VA	Office	165,808	12/2005	12/2015	2,090	28,928	28,935
AmeriCredit Corp.	4001 Embarcadero Drive, Arlington, TX	Office	246,060	12/2006	8/2017	3,024	43,000	43,374
AMVESCAP PLC	4340, 4346 & 4350 South Monaco St., Denver, CO	Office	263,770	3/2006	10/2016	5,020	69,300	69,413
Aon Corporation (4)	1000 Milwaukee Ave, Glenview , IL	Office	412,409	8/2004	4/2017	6,725	85,750	86,821
Baxter International, Inc.	555 North Daniels Way, Bloomington, IN	Warehouse	125,500	10/2004	9/2016	790	10,500	10,779
Bunge North America, Inc.	6700 Snowden Road, Fort Worth, TX	Industrial	107,520	4/2007	4/2026	623	10,100	10,268
Cadbury Schweppes Holdings (US)	945 Route 10, Whippany, NJ	Office	149,475	1/2005	3/2021	3,400	48,000	50,230
Capital One Financial Corporation	3905 N. Dallas Parkway, Plano, TX	Office	159,000	6/2005	2/2015	1,982	27,900	31,175
Choice Hotels International, Inc. (5)	10720, 10750 & 10770 Columbia Pike, Silver Spring, MD	Office	223,912	11/2004	5/2013	4,972	43,500	45,955
County of Yolo, California	25 North Cottonwood Street, Woodland, CA	Office	63,000	1/2007	6/2023	1,023	16,400	16,857
Crozer-Keystone Health System (6)	8 Morton Avenue, Ridley, PA	Medical Office	22,708	8/2004	4/2019	414	4,477	5,879
CVS Corporation	100 Mazzeo Drive, Randolph, MA	Retail	88,420	9/2004	1/2014	744	10,450	14,101
Factory Mutual Insurance Company (7)	1301 Atwood Avenue, Johnston, RI	Office	345,842	4/2007	7/2009	9,373	55,443	54,879
Farmers Group, Inc.	3039-3041 Cochran Street, Simi Valley, CA	Office	271,000	1/2007	1/2017	2,836	41,812	41,879
Farmers New World Life Insurance Company	3003 77th Avenue Southeast, Mercer Island, WA	Office	155,200	12/2005	12/2020	2,458	39,550	39,612
ITT Industries, Inc.	12975 Worldgate Drive, Herndon, VA	Office	167,285	5/2005	3/2019	5,009	46,081	56,747
Johnson Controls, Inc.	6750 Bryan Dairy Road, Largo, FL	Warehouse	307,275	12/2006	8/2016	1,918	27,000	27,266
Koninklijke Ahold, N.V.	4001 New Falls Road, Levittown, PA	Retail	70,020	6/2006	4/2026	1,439	18,575	21,104
Lowes Companies, Inc. (8)	26501 Aliso Creek Rd., Aliso Viejo, CA	Retail	181,160	5/2005	8/2024	3,450	52,860	52,874
N/A (Development Property)	2423 Galena Avenue, Simi Valley, CA	Undeveloped Land	N/A	5/2007	N/A	-	1,000	1,025
Nestle Holdings, Inc. (9)	555 Nestle Way, Breinigsville, PA	Warehouse	1,045,150	4/2007	12/2012	6,301	74,215	85,938
Nestle Holdings, Inc. (9)	2909 Pleasant Center Road, Fort Wayne, IN	Warehouse	764,177	4/2007	12/2012	3,762	43,837	48,136
Nestle Holdings, Inc. (9)	2 Nestle Way, Lathrop, CA	Warehouse	751,021	4/2007	12/2012	4,007	52,357	64,151
Omnicom Group, Inc.	1660 North Westridge Circle, Irving, TX	Office	101,120	6/2005	5/2013	1,354	18,100	18,149
Pearson Plc.	3833 Greenway and 2201 Noria Road, Lawrence, KS	Office	194,665	4/2006	4/2021	1,385	20,750	20,837
Qwest Corporation (10)	1299 Farnam Street, Omaha, NE	Office	291,820	4/2007	6/2010	4,452	30,097	36,969
Qwest Corporation (11)	9394 West Dodge Road, Omaha, NE	Office	127,825	4/2007	6/2010	1,718	10,785	15,102
T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	Office	69,287	11/2006	1/2017	1,324	16,195	16,250
The Kroger Co. (12)	Various locations in KY (five), GA (four), and TN (two)	Retail	685,135	4/2007	1/2022	4,766	64,037	87,882
The Travelers Corporation	200 Constitution Plaza, Hartford, CT	Office	130,000	4/2007	10/2011	6,044	33,628	37,685
Tiffany & Co.	15 Sylvan Way, Parsippany, NJ	Office/Warehouse	367,740	9/2005	9/2025	4,613	75,000	77,640
Time Warner Entertainment Company, L.P.	1320 North Dr. Martin Luther King Jr. Drive, Milw aukee, WI	Office	154,849	11/2006	12/2016	1,865	28,530	29,165
TJX Companies, Inc.	2760 Red Lion Road, Philadelphia, PA	Warehouse	1,015,500	3/2006	6/2021	6,057	90,125	93,016
United States Government (DEA)	1003 17th Street North, Birmingham, AL	GSA (US Government)	35,616	8/2005	12/2020	1,297	14,100	14,153
United States Government (EPA)	300 Minnesota Avenue, Kansas City, KS	GSA (US Government)	71,979	8/2005	3/2023	2,602	29,250	33,306
United States Government (FBI)	200 McCarty Avenue, Albany, NY	GSA (US Government)	74,300	10/2006	9/2018	1,312	16,350	17,043
United States Government (FBI)	1100 18th Street, North, Birmingham, AL	GSA (US Government)	96,278	8/2005	4/2020	2,715	23,500	27,433
United States Government (NIH) (13)	6116 Executive Bvd, N. Bethesda, MD	GSA (US Government)	207,055	9/2005	5/2012	8,152	81,500	81,769
United States Government (OSHA)	8660 South Sandy Parkway, Sandy, UT	GSA (US Government)	75,000	8/2005	1/2024	1,900	23,750	24,969
United States Government (SSA)	1029 Camino La Costa, Austin, TX	GSA (US Government)	23,311	8/2005	12/2015	710	6,900	7,016
United States Government (VA)	Lot 37, Santiago De los Caballeros Avenue, Ponce, PR	GSA (US Government)	56,500	11/2004	2/2015	1,300	13,600	13,683
Walgreen Co.	4601 Westfield Avenue, Pennsauken, NJ	Retail Drug	18,500	11/2004	10/2016	297	3,089	3,252
Walgreen Co.	700 Frederick Blvd, Portsmouth, VA	Retail Drug	13,905	11/2004	7/2018	356	4,166	4,370

Total			10,453,500			$131,508	$1,538,264	$1,651,608

(1)	Includes lease maturity for our primary tenant. In the case of the United States Government (NIH) property, reflects the latest lease maturity on our seven leases with the tenant.
(2)
Reflects scheduled base rent due for 2008 under our lease with the tenant or tenants. Does not reflect straight-line rent adjustments required under SFAS No. 13. Also does not include expense recoveries or above or below market rent amortization adjustments required by SFAS No. 141.

(3)	Includes carry value of any related intangible assets under SFAS No. 141.
(4)	As of December 31, 2007, approximately 2% of the property was leased to one other tenant.
(5)	As of December 31, 2007, approximately 28% of the property was leased to six other tenants.
(6)
We own a leasehold interest in the land, or a ground lease, where an affiliate of our tenant owns the underlying land and improvements and has leased them to us through 2032 with an option to extend through 2046. Our ground rent is prepaid through 2032. At the end of the ground lease, unless extended, the land and improvements revert to the landowner.

(7)
We own the improvements on the land and control the land through a ground lease with an initial term expiring in July 2009. We can renew the ground lease for 10 successive five year periods (or, through July 2059). The annual ground rent is $114,774 during the initial term and the first eight renewal terms. The annual ground rent during the final two renewal terms is the greater of (i) $114,774 and (ii) the fair market rent.

(8)	As of December 31, 2007, approximately 18% of the property was leased to two other tenants.
(9)
With respect to the three Nestlé properties, we own the improvements on the land and control the land through an estate for years that expires in December 2012. Upon expiration of the estate for years, we have the option to lease each plot of land for five years plus 11 five-year renewal options (or, a total of 60 years) at a fixed annual rent of $1,120,000 (total for all three properties) for the first 40 years and market rent thereafter. We also have the option to purchase the land upon expiration of the estate for years in December 2012 and on the last day of the primary term and each renewal term of the ground lease at fair market value.

(10)
We own the improvements on the land and control the land through an estate for years that expires in June 2010. Upon expiration of the estate for years, we have the option to lease the relevant land for five years plus 12 five-year renewal options (or, a total of 65 years), at a fixed annual rent of $262,800 for the first 40 years and market rent thereafter. We also have the option to purchase the relevant land upon expiration of the estate for years in June 2010 and on the last day of the primary term and each renewal term of the ground lease at fair market value.

(11)
We own the improvements on the land and control the land through an estate for years that expires in June 2010. Upon expiration of the estate for years, we have the option to lease the relevant land for five years plus 12 five-year renewal options (or, a total of 65 years), at a fixed annual rent of $116,800 for the first 40 years and market rent thereafter. We also have the option to purchase the relevant land upon expiration of the estate for years in June 2010 and on the last day of the primary term and each renewal term of the ground lease at fair market value.

(12)
With respect to the 11 Kroger properties, we own the improvements on the land and control the land through an estate for years that expires in January 2022. Upon expiration of the estate for years, we have the option to lease each plot of land for five years plus 11 five-year renewal options (or, a total of 60 years) at a fixed annual rent of $770,000 (total for all 11 properties) for the first 35 years and market rent thereafter. We also have the option to purchase the land upon expiration of the estate for years in January 2022 and on the last day of the primary term and each renewal term of the ground lease at fair market value.

(13)	As of December 31, 2007, approximately 11% of the property was leased to five other tenants.

Loan Investments

Loan investments comprise approximately 13% of our current portfolio. Our existing loan investments include long-term mortgage loans, corporate credit notes and a small number of mezzanine and other investments. With the exception of our mezzanine investments, all of our loans are secured by a first mortgage on the related property and an assignment of the tenant’s lease and rents. Most of the loans we hold in portfolio are fully amortizing over the primary lease term of the underlying tenant, thus reducing our risk over time and eliminating the refinance risk associated with a balloon payment at maturity. The following summarizes each type of loan we make.

Long-Term Mortgage Loans. We offer long-term fully or nearly fully amortizing loans secured by first mortgages on properties subject to long-term net leases (typically at least 15 years). As of December 31, 2007, our portfolio included $230.5 million of long-term mortgage loans.

Corporate Credit Notes. Our corporate credit notes represent one of two notes comprising a single first mortgage loan on a net lease property. Through a process we have patented, we allocate the loan cash flows and establish priorities to the collateral among the two notes. The corporate credit note will generally range from 10% to 20% of the full loan amount, is fully amortizing and has a junior claim on the real estate mortgage, but a senior claim on the rents in the event of a tenant bankruptcy and lease rejection. We retain the corporate credit note in our portfolio and typically sell the related real estate note to a third party. As of December 31, 2007, our portfolio included $31.9 million of corporate credit notes.

Mezzanine and Other Investments. We also offer a variety of other loan and loan type products primarily to owners of single tenant properties, including mezzanine loans, bridge loans, development loans and preferred equity financings. These investments are typically shorter term in nature and are often subordinate to other financing. Our primary mezzanine investment as of December 31, 2007 was loans aggregating $6.7 million made pursuant to a revolving credit agreement we entered into with a third party borrower in June 2006. We agreed to fund loans from time to time of up to $12 million to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. Our commitment to make loans was terminated in October 2007.

As of December 31, 2007, we had an approximately $270.1 million loan portfolio. We believe the strength of our loan portfolio is exhibited by the following:

•	weighted average remaining lease term on the underlying leases of approximately 19 years;

•	87% investment grade or implied investment grade underlying tenants;

•	loan investments on 65 properties in 26 states with 24 different underlying tenant obligors; and

•	weighted average underlying tenant credit rating of BBB+.

The following is a tabular presentation of our loan portfolio as of December 31, 2007:

							(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Coupon	Lease Expiration	Loan Maturity	Original Principal Balance	Principal Balance	Carry Value	Loan to Realty Value (1)
Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	Retail	13,383	6.50%	4/2024	11/2022	$2,108	$1,899	$1,899	70%
Bank of America, N.A.	Glenview, IL	Bank Branch	4,500	6.34%	12/2028	12/2028	4,317	4,317	4,317	76%
Bank of America, N.A.	Mt. Airy, MD	Bank Branch	4,500	6.42%	12/2026	12/2026	3,469	3,419	3,419	77%
Best Buy Co., Inc.	Chicago, IL	Retail	45,720	6.40%	3/2025	3/2025	18,522	17,732	17,732	92%
City of Jasper, Texas	Jasper, TX	Office	12,750	7.00%	12/2024	11/2024	1,736	1,636	1,590	82%
CVS Corporation	Asheville, NC	Retail Drug	10,880	6.53%	1/2026	1/2026	2,360	2,210	2,268	87%
CVS Corporation	Athol, MA	Retail Drug	13,013	6.46%	1/2025	1/2025	1,502	1,381	1,381	73%
CVS Corporation	Bangor, PA	Retail Drug	13,013	6.28%	1/2026	1/2026	2,521	2,287	2,249	82%
CVS Corporation	Bluefield, WV	Retail Drug	10,125	8.00%	1/2021	1/2021	1,439	1,241	1,347	73%
CVS Corporation	Evansville, IN	Retail Drug	12,900	6.22%	1/2033	1/2033	3,351	3,329	3,329	76%
CVS Corporation	Greensboro, GA	Retail Drug	11,970	6.52%	1/2030	1/2030	1,395	1,329	1,329	78%
CVS Corporation	Oak Ridge, NC	Retail Drug	10,880	6.99%	1/2025	8/2024	3,243	3,027	3,027	78%
CVS Corporation	Shelby Twp., MI	Retail Drug	11,970	5.98%	1/2031	1/2031	2,540	2,494	2,494	87%
CVS Corporation	Southington, CT	Retail Drug	10,125	8.26%	1/2020	1/2020	1,768	1,669	1,851	81%
CVS Corporation	Stow, OH	Retail Drug	10,125	8.26%	1/2020	1/2020	2,407	2,247	2,490	79%
CVS Corporation	Sunbury, PA	Retail Drug	10,125	7.50%	1/2021	1/2021	1,829	1,545	1,509	74%
CVS Corporation	Washington, DC	Retail Drug	7,920	8.10%	1/2023	1/2023	2,781	2,358	2,510	71%
CVS Corporation	Willimantic, CT	Retail Drug	10,125	8.26%	1/2023	1/2023	2,028	1,926	2,146	79%
Harris Bankcorp, Inc.	Chicago, IL	Bank Branch	4,750	6.81%	8/2025	8/2025	4,467	4,287	4,287	70%
Home Depot USA, Inc.	Chelsea, MA	Retail	117,034	5.36%	1/2036	1/2031	8,501	8,251	8,251	90%
Home Depot USA, Inc.	Tullytown, PA	Retail	116,016	6.62%	1/2033	1/2033	8,447	8,406	8,406	98%
Kohls Corporation	Chicago, IL	Retail	133,000	6.69%	5/2030	5/2030	48,270	46,999	46,999	91%
Koninklijke Ahold, N.V.	Bensalem, PA	Retail	67,000	7.24%	5/2020	5/2020	3,153	2,907	2,960	22%
Koninklijke Ahold, N.V.	North Kingstown, RI	Retail	125,772	7.50%	11/2025	11/2025	6,794	6,444	6,425	71%
Koninklijke Ahold, N.V.	Tewksbury, MA	Retail	58,450	7.50%	1/2027	1/2027	6,625	6,341	6,336	72%
Koninklijke Ahold, N.V.	Upper Darby Township, PA	Retail	54,800	7.29%	4/2024	4/2024	6,867	6,337	6,068	87%
Lowes Companies, Inc.	Framingham, MA	Retail	156,543	5.87%	10/2031	9/2031	27,864	27,604	27,604	84%
Lowes Companies, Inc.	Matamoras, PA	Retail	162,070	6.61%	5/2030	5/2030	7,208	7,077	7,077	94%
National City Bank	Chicago, IL	Bank Branch	5,274	5.89%	12/2024	12/2024	3,114	2,940	3,015	74%
Neiman Marcus Group, Inc.	Las Vegas, NV	Retail	167,000	6.06%	11/2022	11/2021	8,267	6,577	7,124	69%
United States Postal Service	Scammon Bay, AK	Post Office	2,080	7.05%	10/2021	10/2021	1,015	885	902	68%
University of Connecticut Health Center	Farmington, CT	Medical Office	100,000	6.34%	11/2029	11/2024	22,800	20,869	21,606	84%
Walgreen Co.	Dallas, TX	Retail Drug	14,550	6.46%	12/2029	12/2029	3,534	3,352	3,352	78%
Walgreen Co.	Montebello, CA	Retail Drug	14,414	6.10%	3/2030	2/2030	4,680	4,456	4,456	66%
Walgreen Co.	Nacogdoches, TX	Retail Drug	14,820	6.80%	9/2030	9/2030	3,649	3,566	3,566	70%
Walgreen Co.	Rosemead, CA	Retail Drug	12,004	6.26%	12/2029	12/2029	5,334	5,156	5,157	72%
							239,905	228,500	230,478

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	Retail Drug	16,475	6.50%	7/2028	9/2013	437	288	265	80%
Albertsons, LLC	Norwalk, CA	Retail Drug	14,696	6.33%	11/2028	12/2013	470	317	314	72%
Best Buy Co., Inc.	Olathe, KS	Retail	48,744	5.40%	1/2018	6/2013	1,779	1,171	1,131	77%
Best Buy Co., Inc.	Wichita Falls, TX	Retail	30,038	6.15%	1/2017	11/2012	743	436	419	73%
CVS Corporation	Clemmons, NC	Retail Drug	10,880	5.54%	1/2022	1/2015	285	217	210	61%
CVS Corporation	Commerce, MI	Retail Drug	10,880	5.85%	4/2025	5/2013	501	333	324	82%
CVS Corporation	Garwood, NJ	Retail Drug	11,970	6.12%	6/2025	8/2013	879	564	550	80%
CVS Corporation	Kennett Square, PA	Retail Drug	12,150	6.40%	1/2025	10/2012	857	483	470	82%
CVS Corporation	Knox, IN	Retail Drug	10,125	7.60%	1/2024	12/2011	322	159	159	68%
CVS Corporation	Rockingham, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	435	286	280	74%
CVS Corporation	Rutherford College, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	346	249	244	76%
Federal Express Corporation	Bellingham, WA	Warehouse	30,313	5.78%	10/2018	3/2015	362	289	284	69%
FedEx Ground Package System, Inc.	McCook, IL	Warehouse	159,699	5.89%	1/2019	2/2015	2,737	2,120	2,099	80%
FedEx Ground Package System, Inc.	Reno, NV	Warehouse	106,396	5.90%	9/2018	10/2014	1,374	1,025	1,017	75%

Hercules Incorporated	Wilmington, DE	Office	518,409	9.32%	5/2013	5/2013	20,000	19,900	19,900	81%
Lowes Companies, Inc.	N. Windham, ME	Retail	138,134	5.28%	1/2026	9/2015	1,140	971	954	83%
PerkinElmer, Inc.	Beltsville, MD	Office/Industrial	65,862	7.35%	11/2021	12/2011	707	347	345	76%
PerkinElmer, Inc.	Daytona Beach, FL	Office/Industrial	34,196	7.35%	11/2021	12/2011	321	157	156	73%
PerkinElmer, Inc.	Phelps, NY	Office/Industrial	32,700	7.35%	11/2021	12/2011	299	147	144	79%
PerkinElmer, Inc.	Warwick, RI	Industrial	95,720	7.68%	12/2021	1/2012	939	472	464	77%
Staples, Inc.	Odessa, TX	Retail	23,942	6.41%	6/2015	9/2012	408	238	228	73%
Walgreen Co.	Delray Beach, FL	Retail Drug	15,120	6.20%	1/2021	1/2013	595	349	347	72%
Walgreen Co.	Jefferson City, TN	Retail Drug	14,266	5.49%	3/2030	5/2015	786	623	623	87%
Walgreen Co.	Riverside, CA	Retail Drug	12,804	6.10%	10/2028	12/2013	571	384	377	72%
Walgreen Co.	Waterford, MI	Retail Drug	14,490	5.50%	1/2023	6/2013	953	589	559	78%
							38,246	32,114	31,863

Mezzanine and Other Investments
84th Avenue Development, LLC	Tinley Park, IL	Retail Drug	N/A	10.00%	N/A	3/2008	498	498	498	N/A
Eden Hylan Seaview LLC	Staten Island, NY	Retail Drug	N/A	10.00%	N/A	1/2008	650	650	650	N/A
West End Mortgage Finance Fund I L.P.	Various	Other	N/A	10.00%	N/A	9/2009	7,154	6,654	6,654	N/A
							8,302	7,802	7,802

Total							$286,453	$268,416	$270,143

(1)
All percentages have been rounded to the nearest whole percentage. Loan to realty value is the ratio of the principal balance of the loan as of December 31, 2007 to the appraised value of the real estate that secures the loan at the time of the loan. The current value of the real estate may be different. The loan to realty value for each corporate credit note includes the principal balance of the portion of the loan we have sold.

Commercial Mortgage-Backed and Other Real Estate Securities

As of December 31, 2007, real estate securities aggregated approximately $198.2 million, or approximately 9% of our portfolio. We invest in commercial mortgage-backed securities, or CMBS, and other real estate securities. Our CMBS investments include senior, subordinate and interest-only classes of primarily net lease loan securitizations or pass through trusts. Our real estate securities represent our pro rata investments in a pool of mortgage loans on properties net leased to a single tenant. We believe we are well-positioned to evaluate net lease CMBS investments and real estate securities due to our expertise with net lease loan assets and our experience in structuring CMBS investments. We structured four CMBS securitizations aggregating approximately $1.5 billion prior to our initial public offering. As a result of our familiarity with the collateral included in these transactions, many of our CMBS investments to date have been made in classes of our prior securitizations.

The weighted average credit rating on our securities portfolio was BBB- as of December 31, 2007, with 61% of the portfolio rated investment grade or implied investment grade. These statistics reflect the actual ratings on our CMBS securities and underlying tenant ratings on our other real estate securities.

Our CMBS and other real estate securities as of December 31, 2007 are summarized in the following table:

		(in thousands)
Security Description	CUSIP No.	Face Amount (1)	Carry Value	Coupon	Yield (2)	Maturity Date
Investments in Commercial Mortgage Loan Securitizations
BACM 2006-4, Class H	05950WAT5	$8,000	$6,649	6.21%	9.05%	Aug 2016
BSCMS 1999 CLF1, Class E	07383FCC0	3,326	1,042	7.07%	25.00%	Sep 2025
BSCMS 1999 CLF1, Class F	07383FCD8	251	-	7.06%	N/A	Sep 2025
CALFS 1997-CTL1, Class D	140281AF3	6,000	5,026	6.16%	9.34%	Mar 2016
CMLBC 2001-CMLB-1, Class E	201736AJ4	9,526	9,665	7.94%	7.86%	Jul 2022
CMLBC 2001-CMLB-1, Class G	201736AL9	9,526	4,670	7.94%	18.13%	Feb 2023
CMLBC 2001-CMLB-1, Class H	201736AM7	11,907	3,972	6.25%	21.15%	Mar 2024
CMLBC 2001-CMLB-1, Class J	201736AN5	6,383	1,437	6.25%	30.00%	Oct 2025
NLFC 1999-LTL-1, Class E	63859CCL5	11,081	5,913	5.00%	12.35%	Jan 2022
NLFC 1999-LTL-1, Class X (IO)	63859CCG6	6,265	7,070	0.50%	7.60%	Jan 2024
WBCMT 2004-C15 180D	929766YG2	15,000	14,708	5.58%	6.55%	Nov 2009
WBCMT 2004-C15 180E	929766YH0	8,000	7,777	5.58%	7.05%	Nov 2009
WBCMT 2006-C27, Class C	92977QAK4	11,000	10,452	5.89%	6.70%	Aug 2016
BACMS 2002-2, Class V-1 (7-Eleven, Inc.)	05947UJE9	466	345	8.72%	12.24%	Sep 2019
BACMS 2002-2, Class V-2 (Sterling Jewelers)	05947UJF6	713	512	8.68%	12.29%	Jan 2021
		107,444	79,238

Investments in Certificated Loan Transactions
CVS Corporation	126650BB5	19,118	18,155	5.88%	6.62%	Jan 2028
Koninklijke Ahold, N.V. 7.82% Jan 2020	008686AA5	8,932	9,476	7.82%	6.64%	Jan 2020
Koninklijke Ahold, N.V. 7.9% May 2026	52467@AL9	22,962	24,611	7.90%	7.06%	May 2026
Lucent 6.70% due 9/1/2020	72817#AA6	37,321	36,355	6.70%	7.10%	Sep 2020
Yahoo, Inc.	984332AC0	31,837	30,353	6.65%	7.34%	Aug 2026
		120,170	118,950

Total		$227,614	$198,188

(1)	Represents face amount, or, in the case of the NLFC 1999-LTL-1, Class X (IO) bond, our cost basis.
(2)
Represents the yield to maturity, computed using the effective interest method, based on our carry value. The yield on the BSCMS Class F security is indeterminate as we have written off our entire carry value on the security.

Portfolio Financing

Our strategy is to finance our assets with secured long-term fixed rate debt at a positive spread to the yield on those assets. We seek to finance our assets with long-term fixed rate debt as soon as practicable after we invest through “match-funding,” or obtaining long-term debt whose maturity matches the maturity of the asset financed. By doing so, we seek to lock-in the positive spread on the assets (representing the difference between our yield and our cost of financing) for the long-term.

We believe that our cost of secured financing is lower than many other REITs, primarily because of the strong credit characteristics of our tenants. Such strong credit characteristics enable us to finance a component of our property acquisitions through term financings. Term financings also enable us to exercise greater control over our financing activities, particularly as it relates to our property acquisitions.

Since our initial public offering, our long-term fixed rate financings have been in the form of mortgage debt on most of our real property acquisitions and two term financings, including one CDO. As noted above, we use term financings to provide incremental leverage on property acquisitions financed with mortgage debt. We also intend to finance most of our loan and CMBS investments on a long-term basis through term financings. A limited number of our generally higher yielding portfolio assets are not financed.

We have two short-term borrowing agreements in place to facilitate our investment activity while we arrange long-term financing, a repurchase agreement and a revolving loan agreement. Our repurchase agreement, which is 364-day facility and was renewed in August 2007, provides us with core borrowing capacity of $250 million, and borrowing capacity of up to $500 million until we complete our next collateralized debt obligation. The revolving loan agreement is a three year $30 million facility which may be drawn upon for any corporate purpose. Our interest cost on our short-term borrowings is at floating rates.

Since our initial public offering, all of our financings have been on-balance sheet financings, meaning the assets we finance and liabilities we incur are reported on our balance sheet for accounting purposes.

Our CDO was issued in March 2005 and is an entirely fixed rate financing. We aggregated approximately $300 million of assets into the pool, and we created $285 million face amount of multi-class notes and $15 million of preferred equity through the CDO trust. The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes are expected to mature in January 2015. Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.67%.

We completed a $129.5 million original principal balance secured term loan in December 2007. Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.05% annually (inclusive of hedge and closing costs).

As of December 31, 2007, the following statistics summarize our portfolio financing position:

•	leverage of approximately 80.0%, which includes secured and unsecured debt;

•	$983.8 million of total first mortgage debt at a weighted average coupon of 5.61% and a weighted average effective financing rate of 5.62%;

•	$268.2 million of CDO debt at a weighted average effective financing rate of approximately 5.67%;

•	$232.9 million of short-term warehouse debt at a weighted average effective financing rate of 6.21%; and

•	$129.5 million of other term debt at a coupon of 5.81% and an effective financing rate of 6.05%.

We expect our leverage to average 70% to 85% of our assets in portfolio. This leverage level reflects the high credit quality of the underlying tenants and the length and quality of the related leases. We believe the cash flows on our portfolio are significantly less volatile than the cash flows on a portfolio of properties leased to below investment grade tenants. As a result, on a risk-adjusted basis, we believe the financing level for our portfolio is appropriate.

We expect the initial asset leverage level for our owned properties, commonly referred to as “loan to value,” or LTV, to range from 75% to 85%, and to decline to slightly above 60% by the end of the asset’s financing term, as the structure of our financings includes significant components of principal amortization. We size the initial mortgage loan on our owned properties commensurate with the rating of the tenant and the ending principal balloon balance based on our estimate of the underlying intrinsic value of the real estate without the tenant in place to minimize refinance risk.

Hedging Strategy

For assets that have not yet been financed with long-term fixed rate debt, we employ a hedging strategy to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing. We do so by entering into hedging transactions that we expect to react in a corresponding but opposite manner to offset changes in underlying U.S. Treasury interest rates and, to a lesser degree, swap spreads. For example, as underlying interest rates increase, our hedge transactions are intended to offset the increased interest cost of our expected financing with gains on our hedge positions. Our hedging transactions consist primarily of forward starting interest rate swaps. Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount.

We do not hedge those assets that we have financed with long-term fixed rate debt, as our yields and spreads on those assets are fixed and therefore not impacted by fluctuations in interest rates.

We intend generally to continue to seek to manage our interest rate exposure taking into account the cost of the hedging transactions and the limitations on hedging transactions imposed by the REIT tax rules.

Co-Investment Programs

We continue to evaluate joint venture opportunities and may enter into one or more joint venture arrangements for a limited number of our current or future owned property investments in the future. We have also begun to evaluate joint venture opportunities for all or a portion of our debt business, which includes our loan and securities investments. Our strategy for joint venture arrangements is to earn incremental returns on joint venture assets and provide us with an additional source of capital.

Revenue Concentrations in 2007

Other than the United States Government, which accounted for approximately 13.3% of our total revenue and approximately 16.7% of our total revenue from our owned properties segment, we had no greater than 10% revenue concentrations based on total revenue or on a total revenue by segment basis during 2007. Approximately 11.5% of our total revenue from our debt investments segment during 2007 was obtained from investments where Koninklijke Ahold, N.V. is the tenant (or lease guarantor), but not our obligor.

Asset Pipeline

Owned Property Pipeline.

Our owned property pipeline typically includes several potential acquisitions in various stages of review at any given time. Once we determine that a transaction meets our criteria for purchase, we negotiate an expression of interest or proceed directly to a purchase and sale agreement with the owner for the purchase of the property. The expression of interest does not bind us to purchase, but may bind the seller not to accept another offer to purchase the property during the negotiation of a purchase and sale contract. We generally seek to negotiate a due diligence period during which we can terminate our obligations for any reason and receive back any deposit we paid into escrow. After that due diligence period, any deposit we paid into escrow typically becomes non-refundable. We seek to close our real property acquisitions within four to eight weeks after the purchase and sale agreement is signed.

Loan Pipeline.

Our loan pipeline includes potential loans in various stages of review. We receive frequent requests for net lease financing and typically have several potential transactions in different stages in our loan origination qualification, pricing and due diligence process at any given time. Once we have reviewed and determined that a lease is financeable under our program, we will, at the borrower’s request, issue a term sheet, which briefly outlines the pricing and terms under which we propose to finance the property. Upon acceptance of the term sheet by the borrower, we issue a form of application, which sets forth the detailed terms of the transaction. Once the borrower signs an application and delivers it to us with a deposit and the application is accepted, we consider such loans to be committed loans, subject to our due diligence process and final approval by our investment committee. We generally close a committed loan within four to eight weeks after the application is signed. At any time from the date of acceptance of the application until closing, the borrower may lock in the interest rate on the loan by submission of an additional deposit, payment of an additional fee and execution of a rate lock agreement.

Investment Network

We maintain a comprehensive marketing, advertising and public relations program that supports our investment efforts. The objective of the program is to build our name recognition and credibility. We believe, based upon our experience and responses from customers, that we have been successful in achieving our objectives of market awareness and prominence.

Property Acquisitions.

Since our initial public offering, we have leveraged our relationships within our loan origination business and our knowledge of the single tenant business to develop relationships with investment sale brokers, through which we primarily identify real property for purchase. We also source property acquisition opportunities directly from developers and owners or investors in real estate assets. Because of the inherent synergies among our products, from time to time we identify property acquisition opportunities through our loan origination network and vice versa.

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

Underwriting Process

Once a prospective investment opportunity is identified, the potential transaction undergoes a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of seven of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. The focus of our asset underwriting falls into four primary areas:

•	credit and financial reviews of the tenant as well as an assessment of the tenant’s business, the overall industry segment and the tenant’s market position within the industry;

•	lease quality, including an analysis of the term, tenant termination and abatement rights, landlord obligations and other lease provisions;

•	a real estate fundamentals review and analysis; and

•	an analysis of the risk adjusted returns on the investment.

The credit quality of the tenant under the lease is an important aspect of the underwriting of the transaction. Prior to entering into any transaction, our underwriter, assisted by our chief investment officer and chief financial officer as necessary, conducts a review of the tenant’s credit quality. This review may include reviews of publicly available information, including any public credit ratings, audited financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization and other financial metrics.

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

Finally, we conduct a review with respect to the quality of the real estate subject to the lease. In all cases, the property is reviewed from a traditional real estate perspective, including quality of construction and maintenance, location and value of the real estate and technical issues such as title, survey and environmental. Appraisals and environmental and, as necessary, engineering reports are obtained from third-parties and reviewed by our underwriter and/or legal counsel. The level of additional review will then vary depending on whether the investment is an owned property or a loan. For our owned properties, we thoroughly review the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. As described in detail under “Our Portfolio—Owned Properties” above, we target properties with one or more of the following: located in a primary metropolitan market, fungible asset type, barriers to entry in the market, and a core facility of the tenant. In addition, we may evaluate, or engage a third-party provider to evaluate, alternative uses for the real estate and the costs associated with converting to such alternative uses, as well as to examine the surrounding real estate market in greater detail.

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

We use integrated systems such as customized software and models to support our decisions on pricing and structuring investments. Before issuing any form of commitment to fund an investment transaction, the transaction must be approved by our investment committee. Our investment committee consists of our chief executive officer, president, chief financial officer, chief investment officer, and three of our senior originators. The committee meets frequently and on an as-needed basis to evaluate potential investments.

In addition, we have a three-member investment oversight committee of our board of directors, which approves all transactions in excess of $50.0 million. Our chief executive officer is the only member of this committee who is an employee of our company.

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

Asset Management

We manage a diverse portfolio of real estate assets. For our owned properties where we are responsible for day-to-day management of the property, we typically hire third party property managers who are overseen by employees of our company. Our owned property investments also require that we perform a variety of asset management functions, such as:

•	meeting periodically with our tenants;

•	monitoring lease expirations and tenant space requirements;

•	monitoring the financial condition and credit ratings of our tenants;

•	performing physical inspections of our properties;

•	making periodic improvements to properties where required;

•	monitoring portfolio concentrations (e.g., tenant, industry); and

•	monitoring real estate market conditions where we own properties.

Asset Surveillance System

We also have created an on-going asset surveillance system that:

•	tracks the status of our investments and investment opportunities;

•	links into a management program that includes the underlying asset origination or acquisition documents;

•	loads expected asset cash flows from our underwriting files into the system;

•	imports data from the system into our financial accounting system;

•	monitors actual cash flows on each asset through servicer reports;

•	immediately identifies issues such as non-payment of rent and servicer advances of rent or debt service through servicer exception reports;

•	automatically generates system e-mail notifications when the credit ratings of underlying tenants change; and

•	computes coverage and compliance tests for our CDO transactions.

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

As set forth above under “Underwriting Process” above, each transaction goes through a multi-stage underwriting process including review by our investment committee. Transaction underwriting and the documentary process surrounding it is supported by the use of standardized transaction documents, including closing checklists and form acquisition and loan documents, and is further supported by proprietary underwriting and pricing software. All of our transactions are closed by our in-house closing staff. That staff seeks to close our loan transactions four to eight weeks after the application is signed and close property acquisitions four to eight weeks after a purchase and sale agreement is signed, while at the same time maintaining our underwriting standards.

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

At December 31, 2007, we were not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2007, we had 22 employees. We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and rating agencies. We believe that our relations with our employees are good. None of our employees are unionized.

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

We conduct a significant part of our business with Wachovia Bank, N.A. and its affiliates, and their continued business with us is not guaranteed.

We rely on Wachovia Bank, N.A. and its affiliates in various aspects of our business. For example:

•	Wachovia Bank and its affiliates provide us with short-term financing through a repurchase agreement and a revolving loan agreement.

•	We have obtained mortgage financing on our owned properties from Wachovia Bank in the past, and we expect to continue to do so in the future.

•
Affiliates of Wachovia Bank have performed investment banking services for us, including in connection with our initial public offering, our initial CDO transaction and our Series A preferred stock and each of our two follow-on common stock offerings.

•	Wachovia Bank acts as loan servicer of the assets financed under our repurchase facility.

•	We enter into derivative transactions from time to time with Wachovia Bank.

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

We focus our investment activities on real properties and loans on real properties that are leased to single tenants. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a complete reduction in the operating cash flows from that investment and a significant reduction in the value of our investment, and could cause a significant reduction in our revenues and a significant impairment loss recorded directly to our Statement of Operations.

An adverse change in the financial condition of one or more tenants underlying our investments could have a material adverse impact on us.

We rely on rent payments by the underlying tenant for our cash flows and make portfolio investments based on the financial strength of such tenant and our expectations of their continued payment of rent under the lease. Therefore, adverse changes in the financial condition of the tenants or the certainty of their ability to pay rents could have a material adverse impact on us. For example:

•	The bankruptcy or insolvency of any of our tenants could result in that tenant ceasing to make rental payments, resulting in a reduction of our cash flows and losses to our company.

•
The value of our investments is substantially driven by the credit quality of the underlying tenant or tenants, and an adverse change in the subject tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and a charge to our Statement of Operations.

•
An adverse change in the financial condition of one or more of the tenants underlying our investments or a decline in the credit rating of one or more of the tenants underlying our investments could result in a margin call if the related asset is being financed on our short-term borrowing facilities, and could make it more difficult for us to arrange long-term financing for that asset, including by increasing our cost of financing.

•
We own the subordinate classes in our CDO financings and subordinate equity in any other term financings. If the underlying tenant on any asset financed in our CDO or other term financing fails to make rental payments, our cash flows may be redirected to the senior owners.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to tenant credit concentrations, the most significant of which are the following as of December 31, 2007:

•	approximately $219.4 million, or 10.3%, of our assets represent investments in properties leased to the United States Government; and

•	approximately $198.2 million, or 9.3%, of our assets represent investments in properties leased to, or leases guaranteed by, Nestlé Holdings, Inc.

Any bankruptcy, insolvency or failure to make rental payments by, or any adverse change in the financial condition of, one or more of these tenants, or any other tenant to whom we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

We are subject to industry concentrations, the most significant of which are the following as of December 31, 2007:

•
approximately $341.9 million, or 16.1%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company, Aetna Life Insurance Company, Factory Mutual Insurance Company and Travelers Corporation);

•
approximately $258.7 million, or 12.2%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the food and beverage industry (e.g., Nestlé Holdings, Inc. and Cadbury Schweppes Holdings (US));

•
approximately $164.9 million, or 7.8%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail grocery industry (e.g., The Kroger Co. and Koninklijke Ahold, N.V.);

•
approximately $144.0 million, or 6.8%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the financial industry (e.g., Capital One Financial Corporation, AmeriCredit Corp. and AMVESCAP PLC); and

•
approximately $140.0 million, or 6.6%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc. and Kohl’s Corporation).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2007:

•	approximately $226.6 million, or 10.7%, of our assets represent investments in properties located in the Philadelphia, Pennsylvania metropolitan area;

•	approximately $187.3 million, or 8.8%, of our assets represent investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $186.3 million, or 8.8%, of our assets represent investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $151.6 million, or 7.1%, of our assets represent investments in properties located in the New York City and Northern New Jersey area;

•	approximately $106.3 million, or 5.0%, of our assets represent investments in properties located in the Dallas/Fort Worth, Texas metropolitan area; and

•	approximately $105.3 million, or 5.0%, of our assets represent investments in properties located in the Southern California area.

An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in one or more of these areas, or any other area where we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

Our investments in assets backed by below investment grade credits have a greater risk of default.

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $201.0 million, or 9.5%, of our portfolio as of December 31, 2007). These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

Our investments in assets where the underlying tenant does not have a publicly available credit rating expose us to certain risks.

We have historically been successful at obtaining attractively priced term financing for our assets due in part to the high credit quality of the underlying tenant. When we invest in a loan or property where the underlying tenant does not have a publicly available credit rating, we rely on our own estimates of the tenant’s credit rating and usually subsequently obtain a private rating from S&P or Moody’s to allow us to finance the asset as we had planned. If our lender, S&P or Moody’s disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage and/or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

Our investments may be subject to impairment charges.

We periodically evaluate our investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment, but generally includes an evaluation of the credit quality of the underlying tenant, our expectations regarding future cash flows and the fair market value of our investment and/or related collateral. If we determine that an impairment has occurred, we would be required to reduce the carry value of our investment, which would adversely affect our results of operations and funds from operations through losses recorded directly to our Statement of Operations in the applicable period.

Risks Related to Ownership of Real Estate

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects our lease.

We rely on rent payments under our lease with the tenant to service our financing of the property and to generate the spread we earn on the asset. If the tenant becomes insolvent or bankrupt, our lease may be rejected and rent payments could cease. In such a case, our remedies will be limited under the United States Bankruptcy Code. We may not be able to recover the premises promptly from the tenant and our claim for damages, which will be unsecured and is limited to rent under the lease for the greater of one year or 15 percent (but not more than three years) of the remaining term, plus rent already due but unpaid, may not be sufficient to cover our debt service and any other expenses with respect to the property.

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

Upon the expiration of leases on our properties, we may not be able to re-let all or a portion of that property, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. There can be no assurance that we will be able to retain tenants upon the expiration of their leases. If we are unable to re-let promptly, or if the rental rates upon re-letting are significantly lower than the current rates, our funds from operations and cash available for distribution to stockholders will be adversely affected due to the resulting reduction in rental receipts and increase in property operating costs.

These risks are increased as a result of our acquisition of the EntreCap Portfolio during 2007. All of the properties in the EntreCap Portfolio other than the Kroger properties are subject to leases that expire in the next 18 months to five years, including the Factory Mutual Insurance Company lease that expires in July 2009. It may be difficult to re-let these properties at the end of the lease term, and the terms of any such re-let may be less favorable to us than the current lease terms. The Factory Mutual Insurance Company lease also includes a renewal option significantly lower than the current lease rate. In addition, certain of the properties in the EntreCap Portfolio are subject to leases with rents significantly above market. For example, the current rent on the Travelers Corporation property is approximately $47 per square foot, while market rent in Hartford, Connecticut for similar buildings is approximately $12 per square foot. The rental rate we are able to secure upon renewal or re-letting these properties is expected to be significantly lower than our current rent.

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

As of December 31, 2007, our CMBS investments included $39.5 million of below investment grade bond classes (approximately 1.9% of our portfolio as of December 31, 2007). Generally, these classes represent subordinate classes of the securitization pool, meaning that we hold the “first loss” position or a near “first loss” position in the event of losses on the assets within the pool. We may not be able to recover our investment in these subordinated CMBS classes. In addition, the value of these subordinated investments may be adversely affected by defaults or decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investment if any of these developments occur.

We have limited recourse in the event of a default on any of our mortgage loans.

Our mortgage loan investments are non-recourse obligations of the property owner, and, in the event of default, we are generally dependent entirely on the loan collateral to recover our investment. Our loan collateral consists primarily of a mortgage on the underlying property and an assignment of the tenant’s lease. To the extent the tenant fails to make its lease payments, recovery of our investment will depend upon the liquidation value of the underlying real property. The liquidation value of a commercial property may be adversely affected by risks generally incident to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, and other factors which are beyond our or our borrower’s control. There can be no assurance that our remedies with respect to the loan collateral will provide us with a recovery adequate to recover our investment.

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

Our collateral rights under our corporate credit notes are limited.

Our collateral rights on our corporate credit notes are more limited than the collateral rights we have under our long-term mortgage loans. Our corporate credit notes represent one of two notes comprising a single first mortgage loan on a net lease property. Both notes are secured by the same first mortgage and assignment of the tenant’s lease and rents, and the note holders have agreed amongst themselves that the corporate credit note holder will have a junior claim on the real estate mortgage and a senior claim on the rents in the event of a tenant bankruptcy and lease rejection. So our collateral rights with respect to the real estate mortgage will be junior to the holder of the related real estate note. Further, while we will have a senior claim on the lease assignment in a tenant bankruptcy, our claim for damages will be unsecured and limited to an amount defined under the Bankruptcy Code (the greater of one year’s rent or 15% (but not more than three years) of rent over the remaining lease term, plus rent already due but unpaid).

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

Our mezzanine investments may also include an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. In this case, a borrower’s ability to repay its obligation may be dependent upon a liquidity event, such as a sale of the related property or other collateral or refinancing of the debt.

We may be subject to losses from the investments we make in franchise loans.

During 2006, we entered into a revolving credit agreement with a third party borrower. We agreed to fund loans from time to time of up to $12 million to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. These loans are secured by a pledge of the borrower’s interest in the joint venture and a guarantee by one of the principals of the borrower. While our commitment to fund these loans has now been terminated, we had loans of approximately $6.7 million to the borrower as of December 31, 2007. Our loans expose us to various unique risks, which could result in losses to us. These risks include the following:

•
Because our investments ultimately fund franchise loans, our ability to collect interest on and scheduled principal payments of our loans will be depend in part upon the financial health of the underlying franchisees’ business. We have very limited experience evaluating franchise loans and we do not re-underwrite the underlying franchise loans, but rely primarily on the underwriting efforts performed by or on behalf of our borrower.

•
Adverse events with respect to one or more of the YUM! Brands franchises, such as the E. coli outbreak associated with Taco Bell Stores in November/December 2006, could adversely impact the underlying franchisee borrowers and hence our investment.

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

We may be required to repurchase assets that we have sold or to indemnify holders of the notes issued in our term financings.

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

The profitability of our portfolio (and, in turn, our business) is driven by the returns on our assets, based on the spread between the yields generated by our assets and the cost of financing our portfolio. We generally secure long-term financing for our assets after we agree to acquire them. Therefore, if our cost to finance our assets increases over our assumptions at the time we commit to invest, the spread we expected to earn on the asset (and hence our overall portfolio) will erode. Various factors could cause our financing cost to increase, including:

•	a decline in the credit rating of the underlying tenant;

•	increases in long-term interest rates;

•	market dislocation events, such as the recent events affecting the general credit markets;

•	ineffectiveness of our hedging strategies;

•	weakening economic conditions; and

•	United States military activity and terrorist activities.

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

We may not be able to finance our investments on a long-term basis on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

As part of our investment strategy, we acquire loans and securities which we finance on a short-term basis with a view to long-term financing once we have aggregated a sufficiently large enough pool to finance the assets efficiently. During the period we finance these assets on a short-term facility, we bear the risk of being unable to finance the assets on a long-term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to finance such assets on a long-term basis, we may be unable to pay down our short-term credit facilities, or be required to liquidate the assets at a loss in order to do so.

Our use of debt financing could have a material adverse effect on our financial condition.

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness. As of December 31, 2007, the scheduled principal payments on our long-term debt over the next five years and thereafter were as follows:

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgages on real estate investments	$11,447	$13,371	$15,741	$36,433	$132,081	$774,697
Collateralized debt obligations	(38)	(41)	22,792	10,861	13,290	221,363
Secured term loan	5,801	9,649	12,191	13,737	15,380	72,763
Convertible senior notes	-	-	-	-	-	75,000
Other long-term debt	-	-	-	-	-	30,930

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

Included in the above amounts are balloon payments on our debt instruments. Most of our debt provides for balloon payments that are payable at maturity. Our ability to make these balloon payments will depend upon our ability to refinance the related debt, and/or sell assets or any related collateral. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in any related collateral, our financial condition and the operating history of the collateral, if any. If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related collateral at a price that generates sufficient proceeds to pay the scheduled balloon payments, we could lose our entire investment in the asset.

Our convertible senior notes and other long-term debt are unsecured and, therefore, it may be more difficult to generate sufficient proceeds to repay these obligations in the future. These obligations are also recourse, meaning that our lender will have general recourse against our assets if we fail to make required payments on the debt.

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

We enter into hedging transactions to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing for our assets. Our hedging strategy exposes us to certain risks, among them the following:

•
No hedging activity can completely insulate us from the risks associated with changes in interest rates and, therefore, our hedging strategy may not have the desired beneficial impact on our results of operations or financial condition.

•	There will be various market risks which we do not intend or expect to hedge against, including changes in credit spreads.

•
Hedging transactions are entered into at the discretion of our management team and they may conclude that it is not in our company’s best interest to hedge the interest rate risks with respect to certain expected long-term financings.

•	Our hedging strategy may serve to reduce the returns which we could possibly achieve if we did not utilize the hedge.

•	Because we intend to structure our hedging transactions in a manner that does not jeopardize our status as a REIT, we are limited in the type of hedging transactions that we may use.

•
Hedging costs increase as the period covered by the hedge increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising.

•	Our hedging transactions may not perform as expected, including during periods or market dislocation.

•
If we do not obtain long-term financing in the time frame we designate at the time of the hedge transaction, our hedging strategy may not have the desired beneficial impact on our results of operations or financial condition.

We may fail to qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with United States generally accepted accounting principles, specifically Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the SFAS 133 definition of a derivative (such as short sales), we fail to satisfy SFAS 133 hedge documentation requirements or we fail initial or subsequent quarterly hedge effectiveness assessment requirements. If we fail to qualify for hedge accounting treatment, our operating results may suffer because any losses on the derivatives we enter into would be charged to our Statement of Operations without any offset from the change in fair value of the related hedged transaction.

Our existing short-term borrowing facilities may be unavailable to us.

We borrow money under short-term borrowing facilities to fund all or part of our investment in most of our assets. These facilities are uncommitted as the lender must agree to each asset financed. Further, our repurchase agreement is a one-year facility that matures in August, and there can be no assurance that our lender will renew the agreement at maturity. We cannot assure you that our short-term borrowing facilities will continue to be available to us.

Our short-term financings may expose us to interest rate risks and margin calls.

Our borrowings under our short-term borrowing facilities are currently at variable rates and are adjusted monthly relative to market interest rates. Increases in short-term rates, particularly London Interbank Offered Rates, or LIBOR, which is the borrowing base on our short-term borrowing facilities, will cause our borrowing rates to rise and our net income to decrease. If interest rates on our borrowings rise in excess of the yields on our assets financed, we will be subject to losses on those assets.

The amount available to us under our short-term borrowing facilities depends in large part on the lender’s valuation of the assets that secure our financings. The facilities provide the lender the right, under certain circumstances, to re-evaluate the collateral that secures our outstanding borrowings. In the event the lender determines that the value of the collateral has decreased (for example, in connection with a decline in the credit rating of the underlying tenant), it has the right to initiate a margin call or reduce our availability under the facility. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings at a time when we may not have a sufficient portfolio of assets or cash to satisfy the margin call. Any failure by us to meet a margin call could cause us to default on our short-term borrowing facilities and otherwise have a material adverse effect on our financial condition and operating results.

Changes in the accounting treatment of the convertible senior notes we issued in October 2007 could decrease our earnings per share and, potentially, our stock price.

In August 2007, the Financial Accounting Standards Board issued a proposed staff position that would change the current accounting treatment for the convertible senior notes we issued in October 2007. We are currently monitoring developments on the proposal and the related impact on our accounting for the notes. We cannot predict the outcome of the proposed staff position or any changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our historical or future financial results and could adversely affect the trading price of our common stock.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have issued one CDO financing to date, and we may issue additional CDOs as part of our financing strategy in the future. We retain the subordinate classes of bonds in our CDO financings. The terms of the CDO securities issued by us include cash flow coverage tests that are used primarily to determine whether and to what extent principal and interest proceeds on the underlying assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. These cash flow coverage tests consist of an overcollateralization test and an interest coverage test. The overcollateralization test ensures that a minimum amount of collateral par amount secures the related notes. The interest coverage test ensures that cash coupon payments generated from the CDO collateral will be adequate to pay fees and interest due on the related notes.

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

We have developed certain lease enhancement mechanisms designed to reduce the risks inherent in our net lease investments. These lease enhancement mechanisms include:

•
casualty and condemnation insurance policies that protect us from any losses due to any rights the tenant may have to terminate the underlying net lease or abate rent as a result of a casualty or condemnation; and

•
borrower reserve funds that protect us from any losses due to any rights the tenant may have to terminate the underlying net lease or abate rent as a result of the failure of the property owner to maintain and repair the property or related common areas.

These lease enhancement mechanisms may not protect us against all losses. For example, our casualty and condemnation policies typically contain exclusions relating to war, insurrection, rebellion, revolution or civil riot and radioactive matter, earthquakes (in earthquake zones) and takings (other than by condemnation) by reason of danger to public health, public safety or the environment. In addition, amounts in the borrower reserve fund may be insufficient to cover the cost of maintenance or repairs, and the borrower may fail to perform such maintenance or repairs at its own expense. The failure of our lease enhancement mechanisms may result in the loss of all or part of our capital invested in, and profits anticipated from, our investment, and could adversely affect our financial condition and operating results.

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

We may determine not to apply lease enhancement mechanisms that would otherwise protect us.

In determining whether a lease enhancement mechanism is appropriate, we examine the costs and benefits of the lease enhancement mechanism in light of our analysis of the risks associated with the underlying net lease. As a result of this analysis, we may decline to apply a lease enhancement mechanism that would otherwise protect us. Actual losses may exceed our estimates and, therefore, our decision not to apply appropriate lease enhancement mechanisms may result in the loss of all or part of our capital invested in, and profits anticipated from, our investment, and could adversely affect our financial condition and operating results.

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

Joint venture investments will expose us to certain risks.

We may from time to time enter into joint venture transactions for portions of our exiting or future portfolio assets, which may include certain of our real properties and/or some or all of our loan and securities investments. Investing in this manner subjects us to certain risks, among them the following:

•	We will not exercise sole decision-making authority regarding the joint venture’s business and assets and, thus, we may not be able to take actions that we believe are in our company’s best interests.

•	We may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage loans) beyond our economic interest.

•	Our returns on joint venture assets may be adversely affected if the assets are not held for the long-term, or a period of about ten years.

As part of our continuing evaluation of joint venture opportunities, we have made a passive investment in a real estate investment and management company. The entity is a start-up company and, thus, our investment is highly speculative. If the company is unable to execute its business plan, which includes raising sufficient capital, or if we or other investors fail to make required capital contributions, our investment could be adversely affected. Our investment also generally does not entitle us to voting rights and, therefore, our ability to influence management policy is very limited. We could lose some or all of this investment.

Our ability to grow our business will be limited by our ability to attract debt or equity financing, and we may have difficulty accessing capital on attractive terms.

We expect to fund future investments primarily from debt or equity capital. Therefore, we are dependent upon our ability to attract debt or equity capital from public or institutional lenders. The capital markets during the second half of 2007 and to date in 2008 have entered a period of significant instability, and this instability may continue, and result in us being unable to raise additional capital at an acceptable cost. The capital markets also have been, and in the future may be, adversely affected by various other events or conditions beyond our control, such as the United States’ military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies, such as Enron Corp. Events such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business. As a REIT, we will also be dependent upon the availability and cost of capital in the REIT markets specifically, which can be impacted by various factors such as interest rate levels, the strength of real estate markets and investors’ appetite for REIT investments. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future investments, or at an acceptable cost.

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

We may not be able to maintain our pace of growth.

We have experienced significant growth in recent years, increasing our total assets from approximately $126 million at December 31, 2003 to approximately $2.1 billion at December 31, 2007. We may not be able to maintain a similar rate of growth in the future. Our failure to do so may have an adverse effect on our stock price.

We may fail to manage our anticipated growth.

As of December 31, 2007, our company had 22 employees. As our asset base continues to grow, we may experience a significant strain on our management, operational, financial and other resources. Our ability to manage growth effectively will require us to continue to improve our operational and financial systems, expand our employee base and train and manage our employees and develop additional management expertise. Failure to manage growth effectively could have a material adverse effect on our financial condition and operating results.

The concentration of our company’s common stock could have an adverse impact on the value of your investment.

As of December 31, 2007, approximately 57.7% of our common stock was owned by nine unrelated institutional investors (based on SEC filings made by these investors). This concentration of ownership could have an adverse impact on the value of your investment, including as a result of the following:

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

The market price of our stock may vary substantially.

Various factors can affect the market price of our stock including the following:

•	actual or anticipated variations in our quarterly results of operations;

•	the extent of institutional investor interest in our company, real estate generally or commercial real estate specifically;

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

We view this matter as a commercial dispute between Qwest, on the one hand, and Sandy Beaches, Herakles and Riptide, on the other hand, as Qwest has made a variety of claims against these three entities, including breach of the lease, the management agreement and the sublease. Qwest is not seeking to terminate the lease or abate rent in the action. Qwest’s sole claim against our company is essentially that it is an “alter ego” of the other defendants and, therefore, its separate existence should be disregarded and it should be liable for any damages payable by the other defendants. We believe this claim to be patently false. We are not a party to the lease, management agreement or sublease. We do not own or manage the property or the data center or pay rent to or receive rent from Qwest. We have never commingled our assets with those of the three entities and each entity maintains an existence separate and apart from our company, with operations, employees, and places of business separate from our company.

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

We believe that Qwest’s claims against our company are without merit and we are vigorously defending our interest in this matter. We have submitted a motion to dismiss the lawsuit against us. Oral argument on the motion was scheduled and then vacated by the court and the motion has been deemed submitted without argument. The court will schedule oral argument at a later date if it deems such argument necessary. Discovery with respect to the lawsuit is currently proceeding. We do not believe Qwest’s claims will have a material adverse impact on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2007.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LSE” since our initial public offering on March 19, 2004. On February 15, 2008, the reported closing sale price per share of common stock on the NYSE was $8.60 and there were 789 holders of record of our common stock. The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year	Low	High
2006
First Quarter	$10.33	$11.73
Second Quarter	9.90	12.13
Third Quarter	10.25	11.58
Fourth Quarter	10.71	12.21

2007
First Quarter	$10.16	$11.86
Second Quarter	10.51	11.77
Third Quarter	8.17	10.97
Fourth Quarter	7.96	10.56

Dividends

The table below sets forth the cash dividends paid on our common stock for the periods indicated:

Quarter Ended	Dividend Payment Date	Dividend per Share
2006
March 31, 2006	April 17, 2006	$0.20
June 30, 2006	July 17, 2006	0.20
September 30, 2006	October 16, 2006	0.20
December 31, 2006	January 16, 2007	0.20

2007
March 31, 2007	April 16, 2007	$0.20
June 30, 2007	July 16, 2007	0.20
September 30, 2007	October 15, 2007	0.20
December 31, 2007	January 15, 2008	0.20

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

Tax Characteristics of 2007 Dividends

The following table summarizes the taxable nature of our common dividends during 2007:

Total common dividend per share (tax basis)	$0.80

Capital gain	0.0000%
Ordinary income	0.0693%
Return of capital	99.9307%
100.0000%

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s REIT Composite Index from March 19, 2004 (the date our common stock began to trade publicly) through December 31, 2007. The graph assumes that you invested $100 at the close of market on March 19, 2004 in our common stock and each of the indexes, with dividends reinvested. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of our common stock.

	Base
	Period
Company / Index	3/19/04	12/31/04	12/31/05	12/31/06	12/31/07
CapLease, Inc.	100	121.58	109.70	129.63	101.91
S&P 500 Index	100	110.65	116.09	134.42	141.80
S&P REIT Index	100	118.30	133.16	188.76	156.48

Common Stock Repurchases

On October 9, 2007, we completed an offering of $75 million of convertible senior notes. Our Board authorized us to use $15 million of the net proceeds of the offering to repurchase shares of our common stock in the open market, and we did so by purchasing 1,524,390 shares of common stock in the open market upon completion of the offering at $9.84 per share, the closing price of our common stock on October 2, 2007, the date we priced the note offering. We announced our intention to use a portion of the net proceeds of the offering to repurchase shares of our common stock on October 1, 2007. The following table summarizes repurchases of shares of our common stock during the fourth quarter of 2007:

Period	Total Number of Shares/Units Purchased	Average Price Paid Per Share/Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2007	1,524,390	$9.84	1,524,390	0
November 1 - 30, 2007	0	$0.00	0	0
December 1 - 31, 2007	0	$0.00	0	0
Fourth Quarter 2007	1,524,390	$9.84	1,524,390	0

Item 6. Selected Financial Data.

The following selected historical financial information for the five years ended December 31, 2007 is derived from our audited consolidated financial statements and those of our predecessor, Caplease, LP (the successor-in-interest to Capital Lease Funding, LLC) and its consolidated subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations data
Revenues:
Rental revenue	$124,960	$78,477	$37,956	$4,287	$—
Interest income from loans and securities	35,400	32,469	27,898	13,589	7,317
Property expense recoveries	11,215	8,828	6,272	1,608	—
Gains on sale of mortgage loans and securities	—	2,923	447	794	11,652
Other revenue	583	1,903	479	726	151
Total revenues	172,158	124,600	73,052	21,004	19,120
Expenses:
Interest expense	97,036	63,212	31,398	2,768	1,220
Interest expense to affiliates	—	—	—	—	838
Property expenses	18,912	15,889	10,441	1,761	—
(Gain) loss on derivatives	(203)	(413)	(159)	724	3,129
Loss on securities	372	907	2,372	247	—
General and administrative expenses	10,662	9,772	10,140	8,833	7,186
General and administrative expenses - stock based compensation	1,621	2,621	2,235	3,825	—
Depreciation and amortization expense on real property	47,461	25,378	11,273	1,281	—
Loan processing expenses	306	268	283	196	114
Total expenses	176,167	117,634	67,983	19,635	12,487
Gain on extinguishment of debt	1,363	—	—	—	—
Income (loss) before minority interest and taxes	(2,646)	6,966	5,069	1,369	6,633
Minority interest in consolidated entities	33	(17)	55	—	—
Provision for income taxes	—	—	—	9	—
Income (loss) from continuing operations	(2,613)	6,949	5,124	1,360	6,633
Income from discontinued operations	352	300	6	—	—
Net income (loss)	(2,261)	7,249	5,130	1,360	6,633
Dividends allocable to preferred shares	(2,844)	(2,844)	(561)	—	—
Net income (loss) allocable to common stockholders	$(5,105)	$4,405	$4,569	$1,360	$6,633

Earnings per share (pro forma for year 2003):
Net income (loss) per common share, basic and diluted	$(0.13)	$0.14	$0.16	$0.06	$1.61
Weighted average number of common shares outstanding, basic	40,739	31,939	27,784	22,125	4,108
Weighted average number of common shares outstanding, diluted	40,739	31,941	27,784	22,125	4,108
Dividends declared per common share	$0.80	$0.80	$0.74	$0.25	$—
Dividends declared per preferred share	$2.03125	$2.03125	$0.48524	$—	$—

Other data
Cash flows from operating activities	$30,945	$27,443	$(17,111)	$10,973	$(10,743)
Cash flows from investing activities	(309,062)	(361,854)	(675,408)	(349,576)	(69)
Cash flows from financing activities	307,739	319,520	681,114	362,802	11,948

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance sheet data
Real estate investments, net	$1,563,570	$1,115,001	$764,930	$194,541	$—
Real estate investments consolidated under FIN 46	—	—	—	48,000	—
Loans held for investment	269,293	273,170	297,551	207,347	—
Mortgage loans held for sale	—	—	—	—	71,757
Securities available for sale	198,187	183,066	137,409	87,756	40,054
Cash and cash equivalents	34,047	4,425	19,316	30,721	6,522
Structuring fees receivable	2,576	3,253	3,862	4,426	5,223
Total assets	2,158,269	1,644,300	1,286,488	581,702	125,773
Mortgages on real estate investments	983,770	794,773	551,844	111,539	—
Collateralized debt obligations	268,227	268,190	268,156	—	—
Repurchase agreement obligations	232,869	195,485	129,965	133,831	88,087
Secured term loan	129,521	—	—	—	—
Convertible senior notes	75,000	—	—	—	—
Other long-term debt	30,930	30,930	30,930	—	—
Stockholders’ equity/members’ capital	349,659	307,656	270,031	253,264	34,045

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

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio. We invest at all levels of the capital structure of net lease and other single tenant properties, including equity investments in real estate (owned real properties), debt investments (mortgage loans and net lease mortgage backed securities) and mezzanine investments secured by net leased or other single tenant real estate collateral. For properties that we own, in addition to high quality tenant credit, we also seek to invest in strong real estate locations that will appreciate over time.

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries).

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. Our overall portfolio leverage as of December 31, 2007 was approximately 80.0%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We seek to match-fund our assets, or obtain long-term debt whose maturity matches the maturity of the asset financed. Through December 31, 2007, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). For assets not yet financed with long-term fixed rate debt, we employ a hedging strategy to manage our exposure to changes in interest rates prior to the time we obtain long-term fixed rate financing.

We rely primarily on equity and debt capital to fund our portfolio growth. Through December 31, 2007, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).

Summary of Investment and Financing Activity in 2007

The following summarizes certain aspects of our portfolio investment and financing activity during the year ended December 31, 2007.

•
We added new investments of approximately $480.7 million, including the acquisition of 23 real properties for an aggregate purchase price of approximately $433.7 million. Most of our new investment activity took place in the first half of 2007, when market conditions were competitive, but reasonably stable. In April 2007, we acquired a portfolio 18 real estate assets net leased to five different tenants for a purchase price of $364.4 million (the “EntreCap Portfolio”). The EntreCap Portfolio included assets leased to (or leases guaranteed by) Nestle Holdings, Inc., The Kroger Co., Factory Mutual Insurance Company, Qwest Corporation, and The Travelers Corporation.

•
We financed our real property acquisitions with $196.4 million of fixed rate mortgage debt (including $37.2 million of debt assumed at its fair market value on the Travelers Corporation property in the EntreCap Portfolio). We also obtained $129.5 million of 10-year term financing secured by approximately $163.1 million principal amount of collateral at a fixed interest coupon of 5.81% annually and an effective financing rate of 6.05% annually. In connection with our acquisition of the EntreCap Portfolio, we borrowed $210.3 million under a bridge borrowing facility and assumed $125.7 million outstanding principal amount of mortgage debt, all of which was repaid in full during 2007.

Business Environment

During the second half of 2007, the commercial real estate finance and overall credit markets entered a period of significant instability. This instability has continued and intensified into early 2008 and has impacted our company in a variety of ways, including by:

•
making it difficult for us to price and finance new investment opportunities on attractive terms. As a result of market conditions, we have not been adding new asset investments to our investment portfolio.

•
causing a delay in the long-term financing of the mortgage assets financed under our repurchase agreement, which were scheduled to be financed through a CDO. We successfully financed a portion of this collateral in a 10 year term financing transaction in December 2007, and are continuing to discuss with several financial institutions a number of alternatives for refinancing the remainder of this collateral.

During parts of the third quarter of 2007, we also experienced increases in our short-term borrowing costs as a result of increases in the London Interbank Offered Rate, or LIBOR, which is the borrowing base under our repurchase agreement.

Widening credit spreads and reduced market trading activity for real estate securities have also resulted in lower valuations on our real estate securities. To date, consistent with prevailing accounting guidance, these lower valuations have impacted us primarily through reductions in Stockholders' Equity on our Consolidated Balance Sheet, rather than through impairment charges directly to our Consolidated Statement of Operations.

We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. If market instability persists or intensifies, the trends discussed above may continue and we may be impacted in a variety of additional ways. For example, we may experience challenges in raising additional capital, margin calls on our repurchase agreement and impairment charges on our assets, particularly on our loan and securities investments. We may also seek to preserve liquidity until credit markets normalize.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires the use of judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions. The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 3 to the consolidated financial statements in this Annual Report on Form 10-K.

Loan Investments.

Since our initial public offering, our loan investments have been, and we expect in the future they will continue to be, accounted for as long term investments, as our strategy contemplates that we hold the loans for the foreseeable future or until maturity. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, we must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, we evaluate factors such as the status of the loans (i.e., current or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of our collateral, and the amount and status of any senior debt. As of December 31, 2007, we had no loss allowances on any of the loans in our portfolio.

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

Above-market and below-market lease values for acquired properties are recorded based on the present value of the differences between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. Fair market lease rates are measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market rate renewal options for below-market leases. In computing present value, we consider the costs which would need to be invested to achieve the fair market lease rates. We use a discount rate which reflects the risks associated with the leases acquired. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market renewal options of the respective leases.

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through December 31, 2007, we have assigned no value to tenant relationships on any of our acquisitions.

Securities Available for Sale.

We treat our investments in securities as available for sale and account for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, they are carried at fair value with net unrealized gains or losses reported on our balance sheet as a component of other comprehensive income or loss. Fair value is based primarily upon our estimates of value, based upon broker quotations where available, yields on assets of similar credit quality and duration, or good faith estimates of those yields. The indicated quotations may be subject to significant variability based on market conditions, including interest rates and spreads. While a liquid market for these securities typically exists, the securities may not be frequently traded and, therefore, we may not be able to sell them at our estimates of value. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the equity on our balance sheet. We must also assess whether any unrealized losses on securities reflect a decline in value which is other-than-temporary. If so, we must write the impaired security down to its fair value through a charge to our Statement of Operations. Significant judgment is required in this analysis. In determining whether a decline in value is other-than-temporary, we consider whether the decline is due to factors such as changes in interest rates or credit spreads (typically temporary) or credit rating downgrades on the securities or credit defaults on the underlying collateral assets (typically other-than-temporary). In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been below cost, (2) the financial condition and near-term prospects of the underlying credit and (3) our intent and ability to retain our investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value. We recorded other-than-temporary declines in the fair value of our CMBS securities of $0.4 million for 2007, $0.9 million for 2006 and $2.4 million for 2005.

Impairment on Owned Real Properties.

We own real properties for investment. We review these properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings. Significant judgment is required both in determining impairment and in estimating the resulting write-down. Through December 31, 2007, we have determined that no write-downs have been necessary on any of our owned real properties.

Derivative Instruments and Other Risk Management Transactions.

Our derivative instruments and other risk management transactions, which we hold for hedging or other risk management purposes, are carried at fair value pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Fair value is based on market quotations. Fair values on such derivatives are subject to significant variability based on many of the same factors as our securities available for sale discussed above. Further, to the extent the derivatives qualify as hedges under SFAS No. 133, net unrealized gains or losses are reported as a component of accumulated other comprehensive income (a component of stockholders’ equity on our balance sheet); otherwise, they are reported as a component of current income or loss on our Statement of Operations. In order to qualify for hedge accounting treatment under SFAS 133, our derivatives must meet various technical requirements under SFAS 133, including satisfying hedge effectiveness testing at each reporting date. Failure to meet these requirements would result in the change in value of the derivative instrument being charged directly to our Statement of Operations without any offset from the change in fair value of the related hedged transaction.

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

Property Acquisitions

During the quarter ended December 31, 2007, we did not complete any new real property acquisitions.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Segment data for the year ended December 31, 2007 are as follows (amounts in thousands):

	Corporate /	Operating	Lending
	Unallocated	Real Estate	Investments	Total
Total revenues	$602	$136,917	$34,640	$172,159
Total expenses and minority interest	16,111	135,603	24,421	176,135
Gain on extinguishment of debt	-	1,363	-	1,363
Income (loss) from continuing operations	(15,509)	2,677	10,219	(2,613)
Total assets	64,616	1,620,419	473,234	2,158,269

Segment data for the year ended December 31, 2006 are as follows (amounts in thousands):

	Corporate /	Operating	Lending
	Unallocated	Real Estate	Investments	Total
Total revenues	$811	$87,823	$35,966	$124,601
Total expenses and minority interest	14,901	82,680	20,070	117,651
Income (loss) from continuing operations	(14,090)	5,144	15,896	6,950
Total assets	30,219	1,152,348	461,732	1,644,300

Segment data for the year ended December 31, 2005 are as follows (amounts in thousands):

	Corporate /	Operating	Lending
	Unallocated	Real Estate	Investments	Total
Total revenues	$1,090	$44,352	$27,609	$73,052
Total expenses and minority interest	12,493	39,254	16,181	67,928
Income (loss) from continuing operations	(11,402)	5,098	11,428	5,124
Total assets	48,007	797,945	440,536	1,286,488

Results of Operations

During the year ended December 31, 2007, we continued to execute on our business plan as a long-term holder of equity, debt and mezzanine investments in net lease and other single tenant assets.

Comparison of Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following discussion compares our operating results for the year ended December 31, 2007 to the comparable period in 2006.

Revenue.

Total revenue increased $47.6 million, or 38%, to $172.2 million. The increase was primarily attributable to increases in rental income and property expense recoveries and an increase in interest income, offset in part by decreases in gain on sale of loans and securities and other revenue.

Rental income and property expense recoveries, in the aggregate, increased $48.9 million, or 56%, to $136.2 million. We continued to make significant investments in owned properties during 2007, and the significant increase in revenues associated with these investments is a result of the large growth in this portion of our overall investment portfolio during 2006 and 2007.

Interest income increased $2.9 million, or 9%, to $35.4 million. The increase was due to modestly larger overall aggregate loan and security investments.

We had no gains on sale of mortgage loans and securities in 2007, compared to gains of $2.9 million during 2006. The 2006 activity reflected gains on the sale of securities in the fourth quarter of 2006 ($2.3 million) and a gain we earned on the origination and sale of a mortgage loan in the first quarter of 2006 ($0.6 million).

Other revenue decreased $1.3 million, or 69%, from $1.9 million to $0.6 million, primarily reflecting income we received on loans that were paid off in 2006.

Expenses.

Total expenses increased $58.5 million, or 50%, to $176.2 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property, property expenses and general and administrative expenses, and losses on two CMBS investments, offset in part by a reduction in stock based compensation expense.

Interest expense increased $33.8 million, or 54%, to $97.0 million, from $63.2 million. The increase was primarily the result of $16.0 million of increased interest expense on our property mortgages originated or assumed in 2006 and 2007, $11.0 million of additional interest expense under our repurchase agreement (primarily resulting from higher borrowings and interest rates in 2007), $2.6 million of fees paid under the Bridge Facility we entered into in connection with the acquisition of the EntreCap Portfolio, $2.6 million of interest expense under the Bridge Facility, $1.3 million of interest expense on the convertible senior notes we issued in October 2007, and $0.3 million of interest expense on the secured term loan we issued in December 2007. Our average balance outstanding under the repurchase agreement was approximately $329.4 million during 2007, compared with approximately $145.2 million during 2006.

Depreciation and amortization expense on real property increased $22.1 million, or 87% to $47.5 million, as a result of the significant increase in real estate investments made during 2006 and 2007.

Property expense increased $3.0 million, or 19%, to $18.9 million. The net amount of property expenses we incurred in 2007 (net of expense recoveries) was $7.7 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net leased properties, we expect to continue to pursue properties where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

Loss on securities decreased $0.5 million, to $0.4 million in 2007, from $0.9 million in 2006. Losses in 2007 reflect impairment losses on two CMBS securities during the second quarter of 2007. Management determined that other-than-temporary declines in the fair value below cost basis had occurred on these two investments. Losses in 2006 relate to write-downs we took on our securities as a result of exposure to the Winn-Dixie bankruptcy. The losses in both periods are discussed at Note 7 of the consolidated financial statements included in this Form 10-K.

General and administrative expense increased $0.9 million, or 9%, from $9.8 million to $10.7 million, primarily reflecting higher employee compensation due to increased headcount and higher legal expenses primarily associated with the retirement of debt we assumed upon acquisition of the EntreCap Portfolio.

General and administrative expense-stock based compensation decreased $1.0 million, as our transition to a five year vesting period and a lower vesting percentage for performance based awards in 2007 offset an additional year of stock awards amortizing to expense. As of December 31, 2007, $3.6 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2012). As of December 31, 2007, the grant date fair value for awards of 49,776 shares made in 2005, 70,675 shares made in 2006, and 125,400 shares made in 2007 had not yet been determined because the grant date (as defined under relevant accounting guidance) had not yet occurred.

Gain on extinguishment of debt.

We had $1.4 million of non-cash gains on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap Portfolio. These gains resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net income (loss).

Net income (loss) decreased from $7.2 million to $(2.3) million, primarily as a result of increases in interest expense, depreciation expense and property expenses, offset in part by an increase in rental revenues and property expense recoveries. Net (loss) allocable to common stockholders was $(5.1) million in 2007, reflecting dividends to preferred stockholders of $2.8 million.

Comparison of Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following discussion compares our operating results for the year ended December 31, 2006 to the comparable period in 2005.

Revenue.

Total revenue increased $51.5 million, or 71%, to $124.6 million. The increase was primarily attributable to increases in rental income and property expense recoveries and increases in interest income, gain on sale of loans and securities and other revenue.

Rental income and property expense recoveries, in the aggregate, increased $43.1 million, or 97%, to $87.3 million. We continued to make significant investments in owned properties during 2006, and the significant increase in revenues associated with these investments is a result of the large growth in this portion of our overall investment portfolio during 2005 and 2006. Rental income for the 2005 period includes $3.5 million from assets consolidated under FIN 46. As described in Note 27 in our consolidated financial statements included elsewhere in this Form 10-K, we were required under FIN 46 to recognize revenue and expense on one of our real property purchases prior to our acquisition date because a deposit we made on our purchase price had become non-refundable.

Interest income increased $4.6 million, or 16%, to $32.5 million. The increase was due to larger overall aggregate loan and security investments.

Gain on sale of loans and securities increased to $2.9 million, from $0.4 million, primarily reflecting gains on the sale of securities in the fourth quarter of 2006 ($2.3 million) and a gain we earned on the origination and sale of a mortgage loan in the first quarter of 2006 ($0.6 million).

Other revenue increased $1.4 million, or 297%, to $1.9 million, from $0.5 million, primarily reflecting income we received on loans that were paid off in 2006.

Expenses.

Total expenses increased $49.7 million, or 73%, to $117.6 million. The increase in expenses was primarily attributable to increases in interest expense, depreciation expense and property related expenses, offset in part by lower loss on securities.

Interest expense increased $31.8 million, or 101%, to $63.2 million, from $31.4 million. The increase was primarily the result of $22.9 million of increased interest expense on our property mortgages, $3.0 million of increased interest expense on our March 2005 CDO borrowings and $2.4 million of additional interest expense on the trust preferred debt we issued in December 2005. In addition, interest expense on our borrowings under our repurchase agreement increased $5.3 million, or 129%, from $4.1 million to $9.4 million. This was the result of higher average borrowing levels and higher rates of interest on our repurchase agreement borrowings in 2006. The 2005 results included interest expense of $1.7 million from assets consolidated under FIN 46.

Depreciation and amortization expense on real property increased $14.1 million, or 125% to $25.4 million, as a result of the significant increase in real estate investments made during 2005 and 2006. Depreciation and amortization expense for the 2005 period includes $0.9 million of expense from assets consolidated under FIN 46.

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

Loss on securities decreased $1.5 million, to $0.9 million in 2006, from $2.4 million in 2005. All losses related to write-downs we took on our real estate securities as a result of exposure to the Winn-Dixie bankruptcy.

General and administrative expense was relatively unchanged, as it decreased $0.4 million, or 4%, to $9.8 million, from $10.1 million.

General and administrative expense-stock based compensation increased $0.4 million, reflecting an additional year of stock awards under our stock plan amortizing to expense. During 2006, we recognized to expense a portion of the stock awards made to our directors, officers and other employees during March 2004, March 2005 and March 2006, because we have historically used a three year vesting schedule for our stock awards. During January 2007, we began using a five year vesting schedule for stock awards. As of December 31, 2006, $2.8 million of unvested shares (fair value at the grant dates) is expected to be charged to our Statement of Operations ratably over the remaining vesting period (through March 2011).

Net income.

Net income increased from $5.1 million to $7.2 million, primarily as a result of lower loss on securities and increased income from discontinued operations ($0.3 million in total from Allstate - Pittsburgh and Cott properties). Increases in rental income, property expense recoveries, interest income, gain on sale of loans and securities and other revenue were basically offset by increases in interest expense, depreciation and amortization expense and property expenses. Net income allocable to common stockholders was $4.4 million in 2006, reflecting dividends to preferred stockholders of $2.8 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

	Year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Net income (loss) allocable to common stockholders Adjustments:	$(5,105)	$4,405	$4,569
Add: Minority interest-OP units	(33)	17	-
Add: Depreciation and amortization expense on real property	47,461	25,378	11,273
Add: Depreciation and amortization expense on discontinued operations	43	73	-
Funds from operations	$42,366	$29,873	$15,842

Weighted average number of common shares outstanding, diluted	40,739	31,941	27,784
Weighted average number of OP units outstanding	263	145	-
Weighted average number of common shares and OP units outstanding, diluted	41,002	32,086	27,784

Net income (loss) per common share, basic and diluted	$(0.13)	$0.14	$0.16
Funds from operations per share	$1.03	$0.93	$0.57

Gain on sale of mortgage loans and securities	$-	$2,923	$447
Depreciation on real estate investments consolidated under FIN46	$-	$-	$935

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Leverage also exposes us to a variety of risks which are discussed in more detail in elsewhere in this Annual Report on Form 10-K under the heading “Risk Factors.” We expect our leverage to average 70% to 85% of our assets in portfolio. Our overall portfolio leverage as of December 31, 2007 was approximately 80.0%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We seek to match-fund our assets, or obtain long-term debt whose maturity matches the maturity of the asset financed. Through December 31, 2007, our long-term asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). As of December 31, 2007, we have financed on a long-term basis an aggregate of approximately $1.80 billion of portfolio assets with third party mortgage debt of $983.8 million and term financings of $397.7 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared total dividends of $0.80 per share of common stock during the year ended December 31, 2007, including $0.20 per share in each of the first, second, third and fourth quarters. We also declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the first, second, third and fourth quarters of 2007.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, and through our repurchase agreement and $30 million revolving loan agreement (the “Revolver”), in each case with Wachovia Bank. We also expect that a portion of the proceeds from our issuances of debt and/or equity capital will be used for short-term liquidity. As of December 31, 2007, we had $34.0 million in available cash and cash equivalents.

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

We had $232.9 million outstanding as of December 31, 2007 under our repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $67.3 million, intercompany mortgage loans on CapLease owned properties with an aggregate carry value of $167.5 million and securities with a carry value of $59.5 million.

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

As of December 31, 2007, the Company had not yet borrowed any amount under the Revolver.

We entered into a temporary $211 million short-term credit agreement with Wachovia Bank, N.A. in April 2007 in connection with the acquisition of the EntreCap Portfolio (the “Bridge Facility”). The Bridge Facility matured and was repaid in full and terminated on July 16, 2007.

Our $100 million real property acquisition facility with Wachovia Bank and one of its affiliates expired by its terms on August 24, 2007.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital.

Through December 31, 2007, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).

Our $75.0 million 7.50% Convertible Senior Note offering was completed on October 9, 2007. A description of the terms of the notes is included at Note 14 to the consolidated financial statements included in this Form 10-K. We have used $15.0 million of the proceeds of this offering to purchase shares of our common stock at the closing of the offering and $26.3 million to repay borrowings under our repurchase agreement. We intend to use the remaining proceeds from the sale of the notes for general corporate purposes, which may include further debt repayment and funding of new investments.

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

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan. The plan provides us with an additional source of equity capital. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion. During the three months ended December 31, 2007, we issued no shares of common stock through the plan. During the year ended December 31, 2007, we issued 1,111,641 shares of common stock through the plan at an average price of $10.38 per share. As of December 31, 2007, we have reserved an aggregate of 3,888,359 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

We expect to continue to raise additional capital from time to time to enable us to continue to implement our growth strategy, although the precise timing of our next capital raise will be impacted by our pace of investment activity and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time. As of the date of filing of this Form 10-K, we have an effective shelf registration statement under which we can offer an aggregate of $500 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

Long-Term Mortgage Financings.

During the year ended December 31, 2007, we obtained $159.2 million of long-term third party mortgage financing on our real property acquisitions. We also assumed debt of an aggregate of $37.2 million (fair market value of debt assumed) in connection with the acquisition of the Travelers Corporation property in the EntreCap Portfolio, and assumed and then repaid $125.7 million of mortgage debt on the other EntreCap Portfolio properties.

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

Term Financings.

In December 2007, we completed a $129.5 million original principal balance secured term loan. Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.05% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

We also completed an entirely fixed rate CDO financing in March 2005. We aggregated approximately $300 million of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million of preferred equity through the securitization vehicle. The assets serve as collateral for the obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto. The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when the notes become subject to an auction call procedure. Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.67%. Our CDO debt is non-recourse to us but is secured by the collateral assets.

As of December 31, 2007, we had $232.9 million outstanding under our repurchase agreement, which borrowings were secured by loan investments with an aggregate carry value of $67.3 million, intercompany mortgage loans on CapLease owned properties with an aggregate carry value of $167.5 million and securities with a carry value of $59.5 million. Our repurchase agreement matures in August 2008. We continue to discuss with several financial institutions a number of alternatives for refinancing these assets. Pursuant to the terms of the repurchase agreement, if the value of the assets securing our borrowings declines, we could be subject to lender margin calls. No assurance can be made as to the timing and certainty of refinancing these assets and our business could be materially adversely affected if we experience a significant delay or are unable to do so. In addition, if our actual cost to long-term finance these assets exceeds our current projections, our future results of operations and cash flows could be harmed.

Statement of Cash Flows

Operating activities provided $30.9 million of cash during the year ended December 31, 2007, primarily driven by net income as adjusted by various non-cash gains, income and charges of $33.1 million and increases in accounts payable, accrued expenses and other liabilities of $4.9 million, partially offset by increases in other assets of $7.8 million. Operating activities provided $27.4 million of cash during 2006, primarily driven by net income as adjusted by various non-cash gains and charges of $24.7 million, increases in accounts payable of $2.3 million and decreases in other assets of $1.5 million, partially offset by decreases in deposits and escrows of $1.9 million. We used $17.1 million of cash in operating activities in 2005. Our 2005 net income as adjusted for straight-lining of rents, various non-cash gains and losses and depreciation and amortization charges was $14.1 million, but was offset by increases in other assets of $18.9 million (net of $8.3 million increase in accounts payable and accrued expenses), decreases in deposits and escrows of $8.5 million and amounts due to servicers and dealers of $4.4 million. The increase in other assets in 2005 was driven by $16.6 million of funds being held by our CDO trustee at year end pending distribution or reinvestment, $5.7 million of cash being held in escrow by our mortgage lenders to fund various property related costs (like tenant improvements, capital expenditures and property expenses), and $4.4 million of rents receivable on several of our owned properties.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13. As of December 31, 2007, this has resulted in us accruing $28.7 million of rental income in excess of actual rents due under the various leases. During the year ended December 31, 2007, rents on a straight-line basis exceeded actual rents due under the leases by $13.8 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities used $309.1 million during the year ended December 31, 2007, which primarily resulted from net investments in real estate of $280.1 million, investments in securities available for sale of $37.9 million, investments in loans of $9.1 million and investments in partially-owned entities of $1.1 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $13.0 million and securities of $2.4 million. Investing activities used $361.9 million during the year ended December 31, 2006, which primarily resulted from net investments in real estate of $337.9 million, net investments in securities available for sale of $46.7 million, and purchases of furniture, fixtures and equipment and leasehold improvements of $1.8 million, partially offset by a net reduction in our loan investments of $24.8 million. We sold a mortgage loan for $78.6 million during 2006. Investing activities used $675.4 million during the year ended December 31, 2005, which primarily resulted from net investments in real estate of $534.4 million, net investments in loans of $83.3 million and net investments in securities available for sale of $58.8 million.

Cash provided by financing activities during the year ended December 31, 2007 was $307.7 million, which primarily resulted from net borrowings of $243.7 million, including borrowings of $129.5 million under a secured term loan, $75.0 million under convertible senior notes, $37.4 million under the repurchase agreement (net of repayments) and $1.8 million under mortgages on real estate investments, proceeds from common stock issuances of $116.2 million and funds provided by hedging and risk management activities of $2.4 million, partially offset by dividends and distributions paid of $35.0 million, common stock repurchased of $15.0 million and debt issuance costs of $4.7 million. Cash provided by financing activities during the year ended December 31, 2006 was $319.5 million, reflecting net borrowings from mortgages on real estate investments of $214.7 million, net borrowings on repurchase agreements and other short-term financing obligations of $65.5 million, proceeds from our common stock offering of $59.1 million, and cash received from a construction escrow held by our mortgage lender of $8.7 million, offset in part by, dividends and distributions paid of $27.7 million and debt issuance costs of $1.3 million. Cash provided by financing activities during the year ended December 31, 2005 was $681.1 million, reflecting net borrowings from mortgages on real estate investments of $399.2 million, borrowings from collateralized debt obligations of $268.1 million, proceeds from a preferred stock equity offering of $33.7 million, and borrowings from other long-term debt obligations of $30.9 million, offset in part by, dividends paid on common shares of $19.2 million, funds used in hedging and risk management activities of $11.2 million, a construction escrow held with our mortgage lender of $9.5 million, debt issuance costs of $7.1 million, and net repayments on repurchase agreement obligations of $3.9 million.

See our consolidated statements of cash flows in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Risk Management Transactions

Since our initial public offering, we have employed a hedging strategy to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing for our assets. Our risk management activities during this period have consisted primarily of interest rate swaps, and we expect they will continue to consist primarily of interest rate swaps in the future.

In accordance with SFAS 133, the interest rate swaps are treated as cash flow hedges for accounting purposes to the extent that they have been designated and qualify as such. The effective portion of our realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on our Consolidated Balance Sheet and are not reported as a component of current income or loss on our Consolidated Statement of Operations. The effective portion of our realized gains and losses, which generally represent the net payments we make or receive on the interest rate swaps, are then reclassified and amortized as part of interest expense on our Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such issuance.

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on our Statement of Operations. While we have historically had only modest amounts of gain or loss on risk management transactions reported as a component of current income or loss, no assurance can be made that we will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of our gains and losses that will be deemed effective under SFAS No. 133. For example, if we experience a delay in our expected debt issuances, we may be required to include a greater portion of our gains and losses from the associated risk management transactions as current income or loss.

See Note 13 in our consolidated financial statements included in this Form 10-K for additional discussion of our hedging and risk management transactions.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2007 (in thousands):

		Less than 1
	Total	year	2-3 years	4-5 years	After 5 years
Mortgages on real estate investments	$983,770	$11,447	$29,112	$168,514	$774,697
Collateralized debt obligations	268,227	(38)	22,751	24,151	221,363
Secured term loan	129,521	5,801	21,840	29,117	72,763
Convertible senior notes	75,000	-	-	-	75,000
Other long-term debt	30,930	-	-	-	30,930
Operating leases	4,273	736	1,466	1,506	565
Repurchase agreement obligations	232,869	232,869	-	-	-
Total	$1,724,590	$250,815	$75,169	$223,288	$1,175,318

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had the following off-balance sheet arrangements.

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

We entered into an office lease in April 2006 for our corporate offices at 1065 Avenue of the Americas, New York, New York. The term of the lease is for seven years and five months with a base rent of approximately $0.7 million per year for the first four years (after a five month rent free period) and approximately $0.8 million per year for the remainder of the term.

During October 2006, we acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $0.8 million. During November 2006, we arranged long-term financing on this property and we funded a reserve account with our lender for the full amount of this obligation. We expect these funds will be disbursed in full as improvements are completed. As of December 31, 2007, none of these funds have been disbursed.

We have agreed to contribute up to $5.0 million of capital to a newly formed real estate investment and management company, subject to the satisfaction of certain terms and conditions by the principals of the company. As of December 31, 2007, we had deposited approximately $1.1 million toward our aggregate $5.0 million commitment.

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

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our loans and real estate securities. Changes in the required yield would result in a higher or lower value for these assets. If the required market yields increase as a result of these interest rate changes, the value of our loans and real estate securities would decline relative to U.S. Treasuries. Conversely, if the required market yields decrease as a result of interest rate changes, the value of our loans and real estate securities would increase relative to U.S. Treasuries. These changes in the market value may affect the equity on our balance sheet or, if the value is less than our cost basis and we determine the losses to be other-than-temporary, our Statement of Operations through impairment losses on our loans or securities. These value changes may also affect our ability to borrow and access capital, particularly with respect to our short-term financing obligations where the lender has the right to initiate a margin call when the value of its collateral declines.

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

Tenant Credit Rating Exposure

Substantially all of our portfolio assets are subject to risks due to credit rating changes of the underlying tenant or tenants. Deterioration in the underlying tenant’s credit rating can result in a lower value for the related asset, which could result in a reduction in the equity on our balance sheet or, if the value is less than our cost basis and we determine the loss to be other-than-temporary, an impairment loss on our Statement of Operations. In addition, declines in the credit rating of a particular tenant prior to our obtaining long-term financing could increase our short-term financing costs and result in a margin call by our short-term lender, and precipitous declines may significantly impede or eliminate our ability to finance the asset. We manage these risks by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes. We also seek to lock or procure long-term financing on our assets as promptly as practicable after we commit to invest.

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2007, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of December 31, 2007 (dollars in thousands):

					Weighted
					Average
					Effective
					Interest /
					Financing	Maturity
	Carrying Amount		Notional Amount		Rate	Date	Fair Value
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2007	12/31/2007	12/31/2006
Assets:
Loans held for investment (1)	$270,143	$274,085	$268,417	$272,271	6.79%	Various	$267,735	$277,014
Securities available for sale (2)	198,187	183,066	227,614	192,111	7.42%	2009-2028	198,187	183,066
Structuring fees receivable	2,576	3,253	N/A	N/A	8.02%	2010-2020	2,576	3,253
Derivative assets (3)	-	2,333	-	127,529	N/A	N/A	-	2,333

Liabilities
Repurchase agreement obligations (4)	232,869	195,485	232,869	195,485	6.21%	Short-term	232,869	195,485
Mortgages on real estate investments (5)	983,770	794,773	976,237	789,971	5.62%	2011-2024	923,611	784,802
Collateralized debt obligations (5)	268,227	268,190	268,500	268,500	5.67%	2015	261,366	258,557
Secured term loan (5)	129,521	-	129,521	-	6.05%	2018	131,365	-
Convertible senior notes (6)	75,000	-	75,000	-	8.24%	2012	63,322	-
Other long-term debt (7)	30,930	30,930	30,930	30,930	8.30%	2016	27,761	31,958
Derivative liabilities (3)	4,559	2,405	177,442	104,190	N/A	N/A	4,559	2,405
___________
(1)
This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the loans range from 2008 through 2033.

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

(5)
We estimate the fair value of mortgage notes on real estate investments, collateralized debt obligations and the secured term loan using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value. The maturity date of the collateralized debt obligations reflects our expected maturity date in January 2015 and is used to compute the related fair value and weighted average effective interest rate.

(6)
We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available. The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(7)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Our generally higher level of interest rate sensitive instruments at December 31, 2007 reflects our greater level of assets and liabilities as a result of our continued growth since completion of our initial public offering in March 2004.

Scheduled maturities of interest rate sensitive instruments as of December 31, 2007 are as follows:

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$7,195	$15,869	$11,483	$12,589	$13,220	$208,060
Securities available for sale	2,773	25,854	3,273	4,054	4,691	186,969
Structuring fees receivable	712	771	767	72	79	175
Mortgages on real estate investments	11,447	13,371	15,741	36,433	132,081	774,697
Repurchase agreement obligations	232,869	-	-	-	-	-
Collateralized debt obligations	(38)	(41)	22,792	10,861	13,290	221,363
Secured term loan	5,801	9,649	12,191	13,737	15,380	72,763
Convertible senior notes	-	-	-	-	-	75,000
Other long-term debt	-	-	-	-	-	30,930
Derivative liabilities	4,559	-	-	-	-	-

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

The expected maturity dates shown for loan investments, securities available for sale and structuring fees receivable are based on the contractual terms of the underlying assets. These assets, based on our current operating strategy, are held for investment. Our liabilities with respect to our repurchase agreement are short-term in nature and, accordingly, are listed in the current period. The material assumptions used to determine fair value are included in footnotes 1 through 7 in the immediately preceding table.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CapLease, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is designed and operating effectively.

McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. Financial Statements and Supplementary Data.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements
and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CapLease, Inc.

We have audited the accompanying consolidated balance sheets of CapLease, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated Statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules of CapLease, Inc. listed in the Index at Item 8. We also have audited CapLease, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” CapLease, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapLease, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CapLease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

/s/ McGladrey & Pullen LLP
New York, New York
March 4, 2008

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share and per share amounts)	2007	2006
Assets

Real estate investments, net	$1,563,570	$1,115,001
Loans held for investment	269,293	273,170
Securities available for sale	198,187	183,066
Cash and cash equivalents	34,047	4,425
Asset held for sale	5,413	2,942
Structuring fees receivable	2,576	3,253
Other assets	85,183	62,443
Total Assets	$2,158,269	$1,644,300

Liabilities and Stockholders' Equity

Mortgages on real estate investments	$983,770	$794,773
Collateralized debt obligations	268,227	268,190
Repurchase agreement obligations	232,869	195,485
Secured term loan	129,521	–
Convertible senior notes	75,000	–
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	51,811	19,693
Accounts payable, accrued expenses and other liabilities	24,232	17,132
Dividends and distributions payable	9,634	7,582
Total Liabilities	1,805,994	1,333,785

Minority interest	2,616	2,859

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,350,330 and 34,091,829 shares issued and outstanding, respectively	444	341
Additional paid in capital	341,578	277,918
Accumulated other comprehensive (loss)	(26,020)	(4,260)
Total Stockholders' Equity	349,659	307,656
Total Liabilities and Stockholders' Equity	$2,158,269	$1,644,300

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2007	2006	2005
Revenues:
Rental revenue	$124,960	$78,477	$37,956
Interest income from loans and securities	35,400	32,469	27,898
Property expense recoveries	11,215	8,828	6,272
Gains on sale of mortgage loans and securities	–	2,923	447
Other revenue	583	1,903	479
Total revenues	172,158	124,600	73,052
Expenses:
Interest expense	97,036	63,212	31,398
Property expenses	18,912	15,889	10,441
Gain on derivatives	(203)	(413)	(159)
Loss on securities	372	907	2,372
General and administrative expenses	10,662	9,772	10,140
General and administrative expenses-stock based compensation	1,621	2,621	2,235
Depreciation and amortization expense on real property	47,461	25,378	11,273
Loan processing expenses	306	268	283
Total expenses	176,167	117,634	67,983
Gain on extinguishment of debt	1,363	–	–
Income (loss) before minority interest and taxes	(2,646)	6,966	5,069
Minority interest in consolidated entities	33	(17)	55
Income (loss) from continuing operations	(2,613)	6,949	5,124
Income from discontinued operations	352	300	6
Net income (loss)	(2,261)	7,249	5,130
Dividends allocable to preferred shares	(2,844)	(2,844)	(561)
Net income (loss) allocable to common stockholders	$(5,105)	$4,405	$4,569

Earnings per share:
Net income (loss) per common share, basic and diluted	$(0.13)	$0.14	$0.16
Weighted average number of common shares outstanding, basic	40,739	31,939	27,784
Weighted average number of common shares outstanding, diluted	40,739	31,941	27,784
Dividends declared per common share	$0.80	$0.80	$0.74
Dividends declared per preferred share	$2.03	$2.03	$0.49

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income (Loss)
Balance at December 31, 2004	$–	$275	$251,786	$1,203	$–	$253,263
Issuance of preferred stock	33,657	–	–	–	–	33,657
Incentive stock plan compensation expense	–	–	2,235	–	–	2,235
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net income	–	–	–	–	5,130	5,130	$5,130
Dividends declared - preferred	–	–	–	–	(680)	(680)
Dividends declared - common	–	–	(16,174)	–	(4,450)	(20,624)
Unrealized change in value on securities available for sale	–	–	–	(561)	–	(561)	(561)
Unrealized change in value of derivatives	–	–	–	8,098	–	8,098	8,098
Net realized losses on derivatives, net of amortization of $877	–	–	–	(10,488)	–	(10,488)	(10,488)
Balance at December 31, 2005	33,657	279	237,843	(1,748)	–	270,031	$2,179
Incentive stock plan compensation expense	–	–	2,621	–	–	2,621
Incentive stock plan grants issued and forfeited	–	3	(3)	–	–	–
Net income	–	–	–	–	7,249	7,249	$7,249
Issuance of common stock	–	59	59,074	–	–	59,133
Dividends declared-preferred	–	–	–	–	(2,844)	(2,844)
Dividends declared-common	–	–	(21,617)	–	(4,405)	(26,022)
Unrealized change in value of securities available for sale	–	–	–	(2,956)	–	(2,956)	(2,956)
Unrealized change in value of derivatives	–	–	–	(737)	–	(737)	(737)
Net realized gains on derivatives, net of amortization of $1,173	–	–	–	1,181	–	1,181	1,181
Balance at December 31, 2006	33,657	341	277,918	(4,260)	–	307,656	$4,737
Incentive stock plan compensation expense	–	–	1,621	–	–	1,621
Incentive stock plan grants issued and forfeited	–	3	(3)	–	–	–
Net income	–	–	(2,261)	–	–	(2,261)	$(2,261)
Issuance of common stock	–	115	116,104	–	–	116,219
Repurchase of common stock	–	(15)	(14,985)	–	–	(15,000)
Dividends declared-preferred	–	–	(2,844)	–	–	(2,844)
Dividends declared-common	–	–	(33,972)	–	–	(33,972)
Unrealized change in value of securities available for sale	–	–	–	(20,412)	–	(20,412)	(20,412)
Unrealized change in value of derivatives	–	–	–	(4,570)	–	(4,570)	(4,570)
Net realized gains on derivatives, net of amortization of $991	–	–	–	3,222	–	3,222	3,222
Balance at December 31, 2007	$33,657	$444	$341,578	$(26,020)	$–	$349,659	$(24,021)

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2007	2006	2005

Operating activities

Net income (loss)	$(2,261)	$7,249	$5,130
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	47,860	25,717	10,469
Stock based compensation	1,621	2,621	2,235
Amortization of above and below market leases	742	(686)	(583)
Minority interest in consolidated entities	(33)	17	–
Gain on extinguishment of debt	(1,363)	–	–
Gain on sale of loans and securities	–	(2,923)	(447)
Loss on securities available for sale	372	907	2,372
Loss on sale of real estate properties	55	–	–
Gain on derivatives	(203)	(413)	(159)
Straight-lining of rents	(13,756)	(8,822)	(5,581)
Amortization of discounts/premiums, and origination fees/costs, net	(399)	(526)	(514)
Amortization of debt issuance costs and fair market value of debt assumed	460	1,593	1,139
Changes in operating assets and liabilities:
Structuring fees receivable	677	609	563
Other assets	(7,821)	1,510	(27,146)
Accounts payable, accrued expenses and other liabilities	4,892	2,275	8,271
Deposits and escrows	283	(1,867)	(8,501)
Amounts due to servicer	(181)	182	(4,359)
Net cash provided by (used in) operating activities	30,945	27,443	(17,111)

Investing activities

Proceeds from sale of loans	–	78,645	12,131
Additions to loans held for investment	(9,107)	(122,988)	(115,852)
Principal received from borrowers	12,961	69,196	20,372
Origination costs on lending investments	22	201	362
Purchase of securities available for sale	(37,919)	(56,201)	(66,168)
Proceeds from sale of securities available for sale	–	7,939	5,787
Principal amortization on securities available for sale	2,415	1,518	1,541
Proceeds from sale of real estate investments	2,887	–	–
Purchases of real estate investments	(276,457)	(329,751)	(530,593)
Real estate improvements, additions and construction in progress	(3,658)	(8,188)	(3,825)
Deposits on potential equity investments	(20,800)	(16,445)	(14,700)
Return of deposits on potential equity investments	21,800	16,045	16,600
Purchase of other investments	–	–	(930)
Investments in partially-owned entities	(1,139)	–	–
Purchases of furniture, fixtures, equipment and leasehold improvements	(67)	(1,825)	(133)
Net cash used in investing activities	(309,062)	(361,854)	(675,408)

Financing activities

Borrowings under repurchase agreement obligations	322,913	189,521	232,024
Repayments of repurchase agreement obligations	(285,528)	(124,001)	(235,890)
Borrowings under bridge-financing facility	210,273	–	–
Repayments under bridge-financing facility	(210,273)	–	–
Borrowings from mortgages on real estate investments	160,076	217,050	400,552
Repayments of mortgages on real estate investments	(158,258)	(2,368)	(1,341)
Borrowings from collateralized debt obligations	–	–	268,130
Borrowings from other long-term debt obligations	–	–	30,930
Borrowings from secured term loan	129,521	–	–
Convertible senior notes issued	75,000	–	–
Debt issuance costs	(4,662)	(1,327)	(7,050)
Escrows held with mortgage lender	–	8,695	(9,507)
Funds provided by (used in) hedging and risk management activities	2,434	421	(11,206)
Common stock issued, net of offering costs	116,219	59,133	–
Common stock repurchased	(15,000)	–	–
Preferred stock issued, net of offering costs	–	–	33,657
Cash distributions to minority limited partners	(211)	(105)	–
Dividends paid on common and preferred stock	(34,765)	(27,591)	(19,174)
Changes in amounts due from affiliates	–	92	(11)
Net cash provided by financing activities	307,739	319,520	681,114
Net increase (decrease) in cash and cash equivalents	29,622	(14,891)	(11,405)
Cash and cash equivalents at beginning of period	4,425	19,316	30,721
Cash and cash equivalents at end of period	$34,047	$4,425	$19,316

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued

	Year ended December 31,
(Amounts in thousands)	2007	2006	2005
Supplemental disclosure of cash flow information
Cash paid during the year for interest expense (excluding capitalized interest)	$93,103	$59,965	$24,159
Cash paid for capitalized interest	–	–	1,589
Cash paid during the year for income taxes	–	–	9
Distributions declared but not paid	53	53	–
Dividends declared but not paid	9,581	7,529	6,253

Supplemental disclosure of noncash operating, investing and financing information
Unrealized (loss) gain on cash flow hedges	$(4,570)	$(737)	$8,098
Unrealized (loss) on available-for-sale securities	(20,412)	(2,956)	(561)
Value of in-place leases and above-market leases acquired	64,086	39,619	69,344
Value of below-market leases acquired	34,326	6,465	8,102
Securities reclassified to loans held for investment	–	–	6,932
Mortgage notes payable assumed on properties acquired	189,996	28,623	41,276
Operating partnership units issued in connection with an investment	–	3,000	–
Real estate investments consolidated under FIN46	–	–	81,500
Real estate investments no longer consolidated under FIN46	–	–	129,500
Mortgage on real estate investments consolidated under FIN46	–	–	50,887
Mortgage on real estate investments no longer consolidated under FIN46	–	–	55,702
Depreciation on real estate investments consolidated under FIN46	–	–	935

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

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

CapLease completed its initial public offering of common stock in March 2004, and issued its 8.125% Series A cumulative redeemable preferred stock in a public offering in October 2005. As of December 31, 2007, CapLease had 44,350,330 shares of common stock and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding. See Note 18.

3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the assets, liabilities, and results of operations of the Company and other entities consolidated under FIN 46 (see Note 27). Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition, except as otherwise provided in Note 27. The Company assesses whether consolidation of any entity in which it has an equity interest is necessary based on applicable accounting guidance. Any entities that do not meet the criteria for consolidation where the Company does not exercise significant influence are accounted for using the cost method. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

December 31, 2007, 2006 and 2005

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

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company evaluates factors such as the status of the loans (i.e., current or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt. As of December 31, 2007, the Company had no loss allowances on any of the loans in its portfolio.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through December 31, 2007, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

December 31, 2007, 2006 and 2005

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

Securities Available for Sale

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its securities investments, all of which it intends to hold for an indefinite period of time, as available for sale. These securities are reported at fair value on the Company’s Consolidated Balance Sheets, with unrealized gains and losses included in other comprehensive income, and other-than-temporary impairments included in current earnings on the Consolidated Statement of Operations. Purchase premiums and discounts are amortized as a component of interest income using the effective interest method over the terms of the securities. In estimating other-than-temporary impairment losses, management considers (1) the financial condition and near-term prospects of the underlying credit, (2) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value and (3) the length of time and the extent to which the fair value has been below cost. The Company had losses on securities charged to the Statement of Operations of $372 during the year ended December 31, 2007, $907 during the year ended December 31, 2006, and $2,372 during the year ended December 31, 2005.

Structuring Fees Receivable

Structuring fees receivable represent fees which the Company is entitled to receive over time for structuring, originating and/or selling loans and are initially recorded at the discounted value of expected cash receipts, and periodically evaluated for impairment. In accordance with Staff Accounting Bulletin No. 104, fee revenue is recognized as earned when the following criteria are met: (1) evidence of an arrangement exists; (2) services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company amortizes the receivable balance as cash is collected, allocating the cash received to principal and interest.

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

December 31, 2007, 2006 and 2005

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets (owned real properties) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the years ended December 31, 2007, 2006 and 2005.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Marketing and Advertising Costs

The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense totaled $512, $544 and $615, in 2007, 2006, and 2005, respectively.

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

Other Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company recognizes the change in fair value of its securities available for sale as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet. In accordance with SFAS No. 133, the Company recognizes the change in fair value, and realized gains and losses from the effective portion of its cash flow hedges as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet. Realized gains and losses from the effective portion of the cash flow hedges are then amortized as a component of interest expense on the Company’s Consolidated Statement of Operations over the term of the related financing, using the constant interest method.

Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income allocable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. For the 2006 period, the Company’s computation of diluted EPS included 6,000 shares which the Company agreed in September 2006 to issue to an employee if a service condition is satisfied on January 2, 2007. The service condition was satisfied and the shares were issued on January 2, 2007. For the 2007 period, the Company’s computation of diluted earnings per share does not include 1,507,155 weighted average common shares that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.

The following summarizes the Company’s EPS computations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 (in thousands, except per share amounts):

	December 31,
	2007	2006	2005
Net income (loss) allocable to common stockholders	$(5,105)	$4,405	$4,569
Weighted average number of common shares outstanding, basic	40,739	31,939	27,784
Weighted average number of common shares outstanding, diluted	40,739	31,941	27,784
Earnings (loss) per share, basic and diluted	$(0.13)	$0.14	$0.16
Non-vested shares included in weighted average number of shares outstanding above	693	588	496

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007 and, therefore, the effective date for the Company is January 1, 2008. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial ststements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007 and, therefore, the effective date for the Company is January 1, 2008. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for all transactions entered into on or after January 1, 2009. The Company is currently evaluating the impact SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective on January 1, 2009. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income or equity related to these reclassifications.

4. Loans Held for Investment

Loans held for investment at December 31, 2007 and December 31, 2006, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of December 31, 2007, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of December 31, 2007, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	December 31,
	2007	2006
Principal	$268,417	$272,271
Premium	1,726	1,814
Carrying amount of loans	270,143	274,085
Deferred origination fees, net	(850)	(915)
Total	$269,293	$273,170

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing. As of December 31, 2007, these investments aggregated $7,802, and are included in the table above.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower. The Company agreed to fund loans from time to time of up to $12,000 to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. As of December 31, 2007, the Company had advanced $6,654 under the revolving credit agreement. The Company’s commitment to make loans was terminated in October 2007.

At each of December 31, 2007 and December 31, 2006, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%. At December 31, 2007 and December 31, 2006, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.79% and 6.84%, respectively.

5. Real Estate Investments

During the year ended December 31, 2007, the Company acquired 23 real estate properties for an aggregate purchase price of approximately $434,000. During the year ended December 31, 2006, the Company acquired 13 real estate properties for an aggregate purchase price of approximately $359,000. The Company sold one real estate property in 2007 (see Note 6) and no real estate properties in 2006. As of December 31, 2007, one of the Company’s real estate properties was classified as held for sale (see Note 6).

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at December 31, 2007 and December 31, 2006:

	December 31,
	2007	2006
Real estate investments, at cost:
Land	$190,771	$177,726
Building and improvements	1,275,381	852,495
Intangible assets under SFAS 141	185,457	122,481
Less: Accumulated depreciation and amortization	(88,039)	(37,701)
Real estate investments, net	$1,563,570	$1,115,001
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$55,999	$21,674
Less: Accumulated amortization	(4,188)	(1,981)
Intangible liabilities on real estate investments, net	$51,811	$19,693

Acquisition costs capitalized as part of buildings and improvements were $1,398 for the year ended December 31, 2007, and $3,583 for the year ended December 31, 2006. Interest capitalized as part of buildings and improvements was $0 for each of the years ended December 31, 2007 and December 31, 2006.

The impact on rental revenue of the straight-line rent adjustment under SFAS No. 13 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of December 31, 2007 and December 31, 2006, were as follows:

	December 31,
	2007	2006
Accrued Rental Income	$28,782	$15,069
Deferred Rental Income	116	160

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 was as follows:

	December 31,
	2007	2006	2005
Depreciation on real estate (included in depreciation and amortization expense)	$30,024	$17,452	$7,413
Amortization of in-place leases (included in depreciation and amortization expense)	17,437	7,926	2,925
Amortization of above-market leases (included as a reduction of rental revenue)	2,949	504	128
Amortization of below-market leases (included as a component of rental revenue)	2,207	1,190	711

As of December 31, 2007, the Company’s weighted average amortization period on intangible assets was 8.9 years, and the weighted average amortization period on intangible liabilities was 26.9 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
2008	$24,457	$2,535
2009	22,637	2,535
2010	20,091	2,535
2011	19,378	2,535
2012	14,961	2,535
Thereafter	51,769	39,136
	$153,293	$51,811

Substantially all of the Company’s owned properties are pledged as collateral to the Company’s lender that has provided financing on the property. The Company strategy is to own and finance on a long-term basis each property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 14.

During April 2007, the Company completed the acquisition of a portfolio of 18 real estate assets net leased to five different tenants (the “EntreCap Portfolio”). The purchase price for the assets was $364,400, including $159,317 outstanding principal amount of assumed mortgage debt. The portfolio includes the following assets:

Tenant or Guarantor	Number of Properties	Location	Property Type	Square Feet	Lease Maturity

Nestlé Holdings, Inc.	3	Breinigsville, Pennsylvania; Fort Wayne, Indiana; and Lathrop, California	Warehouse/ Distribution Facilities	2,560,351	12/2012

The Kroger Co.	11	Various locations in Kentucky (5), Georgia (4) and Tennessee (2)	Retail Grocery Stores	685,135	1/2022

Factory Mutual Insurance Company	1	Johnston, Rhode Island	Office Building	345,842	7/2009

Qwest Corporation	2	Omaha, Nebraska	Office Buildings	419,645	6/2010

The Travelers Corporation	1	Hartford, Connecticut	Office Building	130,000	10/2011

As of December 31, 2007, all of the debt assumed in connection with the acquisition of the EntreCap Portfolio has been repaid, other than the debt on the Travelers Corporation property which the Company does not intend to repay at this time. See Notes 11 and 14 below for information about the Company’s current financing of the properties in the EntreCap Portfolio.

During the three months ended December 31, 2007, the Company did not complete any new real estate acquisitions.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

6. Asset Held for Sale

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company sold the property in March 2007, at a loss of approximately $55. This loss is included on the Company’s Statement of Operations for the year ended December 31, 2007 as a component of “Income from discontinued operations.”

In accordance with SFAS No. 144, the Company reported the carrying value of the Allstate Pittsburgh property as asset held for sale on the December 31, 2006 and December 31, 2005 Consolidated Balance Sheets, and the revenues from the property as income from discontinued operations on the Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005. Revenue and net income for the Allstate Pittsburgh property were $38 and $38, respectively, for the year ended December 31, 2007, $195 and $195, respectively, for the year ended December 31, 2006, and $6 and $6, respectively, for the year ended December 31, 2005.

In accordance with SFAS No. 144, the Company reported the carrying value of the Cott Corporation property it acquired in July 2006 as asset held for sale on the December 31, 2007 and December 31, 2006 Consolidated Balance Sheets, and the revenues from the property as income from discontinued operations on the Consolidated Statements of Operations for each of the years ended December 31, 2007 and December 31, 2006. Cott has ceased operations at this property and has requested a termination of its lease which has a remaining lease term of about 9.5 years (until June 2017). The Company is continuing to work with Cott on a number of opportunities that contemplate the sale of the property and a release of Cott from the lease in exchange for a lease termination payment. The Company expects to sell this property within the next twelve months and any gain or loss on the sale to be de minimis. Revenue and net income for the Cott Corporation property were $424 and $369, respectively, for year ended December 31, 2007, and $179 and $104, respectively, for year ended December 31, 2006.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

7. Securities Available for Sale and Structuring Fees Receivable

Securities available for sale at December 31, 2007 and December 31, 2006, consisted of the following:

	Scheduled	December 31,
	Maturity Date	2007	2006
BACM 2006-4, Class H (rated BBB+) Face Amount	Aug 2016	$8,000	$8,000
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	Sep 2025	3,326	3,076
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Sep 2025	251	–
CALFS 1997-CTL1, Class D (rated BBB-) Face Amount	Mar 2016	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Jul 2022	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Feb 2023	9,526	9,526
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Mar 2024	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Oct 2025	6,383	6,383
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Jan 2022	11,081	11,081
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Jan 2024	6,265	7,597
WBCMT 2004-C15 180D (rated B+) Face Amount	Nov 2009	15,000	15,000
WBCMT 2004-C15 180E (rated B) Face Amount	Nov 2009	8,000	8,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Aug 2016	11,000	11,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Sep 2019	466	428
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Jan 2021	713	655
CVS Corporation (rated BBB+) Face Amount	Jan 2028	19,118	19,603
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB-) Face Amount	Jan 2020	8,932	8,980
Koninklijke Ahold, N.V. 7.9% May 2026 (rated BBB-) Face Amount	May 2026	22,962	23,395
Lucent 6.70% due 9/1/2020 (rated BB-) Face Amount	Sep 2020	37,321	–
Yahoo, Inc. (rated BBB-) Face Amount	Aug 2026	31,837	31,953
Unearned Discount		(15,707)	(15,736)
Cost Basis		211,907	176,374
Net unrealized gain (loss) on securities available for sale		(13,720)	6,692
Total		$198,187	$183,066

All Standard & Poor’s ratings in the above table are as of December 31, 2007.

During the three months and year ended December 31, 2007, the Company recognized impairment losses on securities available for sale of $0 and $372, respectively. The losses in the one year period were recognized in the quarter ended June 30, 2007, on two commercial mortgage backed security (“CMBS”) investments: BSCMS Class E ($172) and CMLBC Class J ($200). These losses represent management’s determination that other-than-temporary declines in the Company’s fair value below its cost basis had occurred on these two investments. Key factors that management relied on in determining the decline was other-than-temporary include:

•	an analysis of the impact of changes in credit spreads;

•	subordination levels within the CMBS capital structure; and

•	the ratings or changes in ratings of the security and underlying collateral.

During the three months and year ended December 31, 2006, the Company recognized impairment losses on securities available for sale of $667 and $907, respectively. The losses were on two CMBS bonds, each in the BSCMS trust (Class E and Class F), and were the result of the default of a Winn-Dixie loan included in the securitization trust. As of December 31, 2006, the loan was liquidated and the trust’s exposure to the Winn-Dixie bankruptcy was eliminated.

The Company also recognized impairment losses of $369 in 2005 and $247 in 2004 on the Class F BSCMS investment, related to the default of the above Winn-Dixie loan.

The Company also recognized impairment losses of $2,002 on two classes of CMLBC 2001 CMLB-1 securities during the year ended December 31, 2005, related to the Winn-Dixie bankruptcy. In the third quarter of 2005, the Company wrote off its entire investment in the CMLBC 2001 CMLB-1, Class K securities ($1,092), and $910 of its carry value on the CMLBC 2001 CMLB-1, Class J securities. These losses resulted primarily from the sale by the CMLBC trust of $22,400 of face amount of Winn-Dixie certificates within the trust. The trust undertook these sales to reduce its exposure to assets of Winn-Dixie.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Unrealized gains and losses on securities available for sale at December 31, 2007 and December 31, 2006, included as a component of accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	December 31,
	2007	2006
Unrealized gains on securities available for sale	$1,785	$7,582
Unrealized losses on securities available for sale	(15,505)	(890)

The unrealized losses on the Company’s securities are primarily the result of market factors, rather than credit impairment, and the Company believes the securities’ carrying values are fully recoverable over their expected holding period.

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2007.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$109,619	$14,451	10
In unrealized loss position 12 or more months	25,932	1,054	2

At December 31, 2007, a total of two available for sale securities were in a continuous unrealized loss position for more than 12 months. These two securities consist of mortgage backed securities with ratings ranging from B to BBB+, and have unrealized losses ranging from 1.2% to 5.0% of amortized cost. The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on mortgage-backed securities, which the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for a full recovery in fair value. In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At December 31, 2007 and December 31, 2006, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities available for sale was approximately 7.4% and 7.6%, respectively.

The Company had no sales of securities during the year ended December 31, 2007. The following summarizes the Company’s sales of securities during the years ended December 31, 2006 and December 31, 2005.

	2006	2005
Proceeds from sale	$7,939	$5,787
Gain on sale	2,278	174

Structuring fees receivable were $2,576 and $3,253 at December 31, 2007 and December 31, 2006, respectively, and represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

8. Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about the Company financial instruments, whether or not recognized in the Company’s Consolidated Balance Sheet. For certain of the Company’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, the Company derives or estimates fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the derived fair value estimates may not be substantiated by comparison to independent markets, and in many cases, may not be realized in immediate settlement of the instrument. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2007 and December 31, 2006, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenant obligors under related leases.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The fair values of cash and cash equivalents, other assets, accounts payable, accrued expenses and other liabilities, and dividends payable approximate their carrying values due to the short maturities of these items.

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2007 and December 31, 2006 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Assets:
Loans held for investment	$270,143	$274,085	$268,417	$272,271	$267,735	$277,014
Securities available for sale	198,187	183,066	227,614	192,111	198,187	183,066
Structuring fees receivable	2,576	3,253	N/A	N/A	2,576	3,253
Derivative assets	–	2,333	–	127,529	–	2,333
Liabilities:
Repurchase agreement obligations	$232,869	$195,485	$232,869	$195,485	$232,869	$195,485
Mortgages on real estate investments	983,770	794,773	976,237	789,971	923,611	784,802
Collateralized debt obligations	268,227	268,190	268,500	268,500	261,366	258,557
Secured term loan	129,521	–	129,521	–	131,365	-
Convertible senior notes	75,000	–	75,000	–	63,322	-
Other long-term debt	30,930	30,930	30,930	30,930	27,761	31,958
Derivative liabilities	4,559	2,405	177,442	104,190	4,559	2,405

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

Repurchase agreement obligations—Management believes that the stated interest rates (all of which are floating rate, based on short-term interest rates) approximate market rates (when compared to similar credit facilities with similar credit risk). As such, the fair value of these obligations is estimated to be equal to the outstanding principal amount.

Mortgages on real estate investments, collateralized debt obligations and secured term loan —The fair value of mortgages payable on real estate investments, collateralized debt obligations and the secured term loan is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates. For mortgages where the Company has an early prepayment right, management also considers the prepayment amount to evaluate the fair value.

Convertible senior notes —The fair value of convertible senior notes is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates, and indications of market yields, where available.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

9. Other Assets

Other assets as of December 31, 2007 and December 31, 2006 consisted of the following:

	December 31,
	2007	2006
Receivables and accrued interest	$9,524	$8,681
Prepaid expenses and deposits	1,712	2,561
Reserve accounts	14,348	10,652
Escrow held with mortgage lender	812	812
Funds with CDO trustee pending distribution or reinvestment	11,910	9,734
Restricted cash	15	-
Amounts held by servicer	3,048	2,107
Derivative assets	-	2,333
Accrued rental income	28,782	15,069
Debt issuance costs, net	11,316	7,541
Investment in partially-owned entities	1,139	-
Investment in statutory trust	930	930
Other	1,647	2,023
Total	$85,183	$62,443

10. Joint Venture Investments

In April 2007, the Company invested in Matapeake Partners LLC (“Matapeake”), a newly formed real estate investment and management company. The Company agreed, pursuant to the limited liability company agreement, to invest up to $5,000 of capital from time to time, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. The Company expects its contributions will comprise less than 50% of the total capital contributed to Matapeake. As of December 31, 2007, the Company had invested $1,139 toward its aggregate $5,000 commitment.

The Company also may from time to time source properties to Matapeake. The Company intends to retain an interest in any property sourced to Matapeake. To date, the Company has not sourced any properties to Matapeake.

11. Repurchase Agreement, Revolver and Real Property Acquisition Facility

As of December 31, 2007, the Company had a $250,000 repurchase agreement and a $30,000 revolving loan agreement (the “Revolver”) in place for short-term liquidity requirements, in each case with Wachovia Bank, N.A. The Company’s $100,000 real property acquisition facility expired by its terms on August 24, 2007.

On August 24, 2007, the Company and Wachovia Bank entered into an amendment to the repurchase agreement. The repurchase agreement, which is a 364-day secured facility and was scheduled to expire on August 24, 2007, was extended for another 364 days. Pursuant to the amendment, the Company’s core borrowing capacity of $250,000 was extended until August 23, 2008. In addition, the Company’s right to temporarily borrow up to $500,000 on the facility was extended until the closing of its next collateralized debt obligation, or CDO, issuance. The Company also agreed to repay approximately $26,263 of its borrowings under the repurchase agreement by the earlier of the closing of its next CDO issuance and February 24, 2008. These borrowings were repaid upon closing of the offering of the convertible senior notes described under Note 14 below.

Borrowings under the Company’s repurchase agreement are secured by the assets financed and the Company’s obligations are fully recourse to its other assets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Amounts related to the Company’s repurchase agreements as of December 31, 2007 and December 31, 2006, are as follows:

	Dec 31, 2007	Dec 31, 2006
Collateral carry value
Loans held for investment	$67,255	$104,183
Intercompany mortgage loans on CapLease properties	167,544	67,621
Securities available for sale	59,464	82,037
Total	$294,263	$253,841

Borrowings
Loans held for investment	$56,888	$76,526
Intercompany mortgage loans on CapLease properties	132,572	56,550
Securities available for sale	43,409	62,409
Total	$232,869	$195,485

A portion of the Company’s borrowings on the repurchase agreement during the year ended December 31, 2007 represents borrowings to retire debt the Company assumed in connection with the acquisition of the EntreCap Portfolio. As of December 31, 2007, the Company had borrowed $54,421 secured by an intercompany first mortgage loan on the 11 Kroger properties. The Company used a portion of these borrowings to repay borrowings under the Bridge Facility (see Note 12 below). As of December 31, 2007, the two Qwest properties in the EntreCap Portfolio were also financed on the repurchase agreement with borrowings of $23,250 secured by an intercompany mortgage loan on the properties.

The Company pays interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day London Interbank Offered Rate (“LIBOR”)) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average effective financing rates on the Company’s repurchase agreements for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, are as follows:

	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Wachovia repurchase agreements - loans	6.28%	6.03%	4.13%
Wachovia repurchase agreements - securities	6.32%	5.79%	4.12%

The effective financing rates for the 2007 period reflects a weighted average 30-day LIBOR of 5.31%. As of December 31, 2007, December 31, 2006 and December 31, 2005, the 30-day LIBOR rate was 4.60%, 5.32% and 4.39%, respectively.

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

As of December 31, 2007, the Company had not yet borrowed any amount under the Revolver.

The Company is required to comply with the following financial covenants under the repurchase agreement and the Revolver: minimum liquidity, minimum consolidated net worth and maximum leverage.

12. Bridge Facility

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The Company’s weighted average effective financing rate on the Bridge Facility during the year ended December 31, 2007 was 7.82%.

The Company paid Wachovia Bank fees in connection with the Bridge Facility of $2,632. These fees are included on the Company’s Statement of Operations for the year ended December 31, 2007 as a component of “Interest expense.”

13. Risk Management Transactions

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

For financial reporting purposes, the interest rate swaps are treated as cash flow hedges to the extent they have been designated and qualify as such, which basically means the Company has satisfied a variety of technical requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests. The swap transactions are marked to fair value at each reporting date and the effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet and are not reported as a component of current income or loss on the Company’s Consolidated Statement of Operations. The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such issuance.

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on the Company’s Statement of Operations. While the Company has historically had only modest amounts of gain or loss on risk management transactions reported as a component of current income or loss, no assurance can be made that the Company will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of the Company’s gains and losses that will be deemed effective under SFAS No. 133. For example, if the Company experiences a delay in its expected debt issuances, it may be required to include a greater portion of its gains and losses from the associated risk management transactions as current income or loss.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

As of December 31, 2007, the Company was using interest rate swaps to hedge its exposure to changes in the interest-related cash outflows on forecasted future borrowings through November 2017.

Amounts related to open positions, as of December 31, 2007 and December 31, 2006, are as follows:

	December 31, 2007		December 31, 2006
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swaps	$177,442	$(4,559)	$231,719	$(72)

At December 31, 2007 and December 31, 2006, the Company had hedged the following future borrowings:

	December 31,
	2007	2006
Future borrowings (principal amount)	$177,442	$231,719

At December 31, 2007 and December 31, 2006, derivative liabilities with a fair value of $4,559 and $2,405, respectively, were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet. At December 31, 2007 and December 31, 2006, derivative assets with a fair value of $0 and $2,333, respectively, were included in “Other assets” on the Company’s Consolidated Balance Sheet.

For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company had net realized gains and (losses) of $2,434, $421, and $(11,206), respectively, related to cash flow hedges. For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company reclassified $991, $1,173, and $877, respectively, from accumulated other comprehensive loss into interest expense related to the underlying debt issuances.

Within the next twelve months, the Company estimates that $631 of net losses currently held within Accumulated Other Comprehensive Income will be reclassified to earnings as additional interest expense.

The change in net unrealized gains and (losses) of $(4,570), $(737) and $8,098 in the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

The Company had net income due to hedge ineffectiveness of $203, $413, and $159 for the year ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively. These amounts are included in “Gain on derivatives” on the Consolidated Statements of Operations.

Consistent with the cash flows of the related financing, the Company classifies the cash flows from derivatives that are accounted for as cash flow hedges as a financing activity on the Consolidated Statements of Cash Flows.

14. Long-Term Debt

The Company’s long-term debt consists of the following:

•	mortgage notes on real estate investments;

•	collateralized debt obligations;

•	a secured term loan;

•	convertible senior notes; and

•	debt related to trust preferred securities.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Mortgages Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are as follows:

	Dec 31, 2007		Dec 31, 2006			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity

The Travelers Corporation, Hartford, CT	$19,406	$20,944	$-	$-	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	12,511	14,046	-	-	10.76%	7.67%	Oct 2011
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	-	-	6.32%	5.65%	Aug 2012
Choice Hotels International, Inc., Silver Spring, MD	30,937	30,937	31,653	31,653	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,575	13,575	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,866	20,866	20,925	20,925	5.24%	5.29%	May 2013
Aon Corporation, Glenview, IL	64,708	64,708	64,800	64,800	5.23%	5.75%	Nov 2014
Cadbury Schweppes Holdings (US), Whippany, NJ	35,065	35,065	35,614	35,614	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,591	41,591	41,700	41,700	5.33%	5.40%	Jun 2015
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,224	15,224	15,244	15,244	5.11%	5.16%	Aug 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	63,632	63,632	64,883	64,883	5.32%	5.56%	Sep 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	71,273	71,273	71,625	71,625	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	6,386	6,642	6,869	7,172	7.30%	6.41%	Apr 2016
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittown, PA	14,621	14,621	14,794	14,794	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,783	1,901	1,919	2,059	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	-	-	5.81%	5.85%	Jan 2017
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
County of Yolo, California, Woodland, CA	10,332	10,332	-	-	5.68%	5.75%	Feb 2017
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	-	-	5.45%	5.55%	May 2017
AmeriCredit Corp., Arlington, TX	28,586	28,234	29,005	28,623	5.28%	5.51%	Sep 2017
Walgreen Co., Portsmouth, VA	3,068	3,249	3,190	3,391	7.20%	6.18%	Jul 2018
United States Government (EPA), Kansas City, KS	20,775	24,082	21,095	24,626	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,605	15,555	14,669	15,678	6.28%	5.52%	Jan 2024
Total	$976,237	$983,770	$789,971	$794,773

(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 5 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,455,751 at December 31, 2007 and $1,147,232 at December 31, 2006.

In April 2007, the Company assumed $159,317 of mortgage debt (principal balance on the date of acquisition) in connection with the acquisition of the EntreCap Portfolio. At the time of the purchase of the EntreCap Portfolio, the Company recorded all of the assumed debt at its fair value. The Company’s fair value estimate reflected the expected cost to retire the debt on the date it was assumed.

As of December 31, 2007, the Company has completed its intended repayments of mortgage debt assumed in connection with the acquisition of the EntreCap Portfolio. During the three months ended June 30, 2007, the Company paid principal and prepayment premiums of $67,340 to retire all of the debt outstanding (principal of $60,998 on the date of pay-off) on the three Nestlé properties in the EntreCap Portfolio, $11,352 to retire all of the debt outstanding (principal of $10,961 on the date of pay-off) on the two Qwest properties in the EntreCap Portfolio, and $4,025 to retire a portion of the debt outstanding (principal of $4,025 on the date of pay-off) on the Factory Mutual property in the EntreCap Portfolio.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

In addition, during the three months ended September 30, 2007, the Company paid principal and prepayment premiums of $47,127 to retire all of the debt outstanding (principal of $41,562 on the date of pay-off) on the 11 Kroger properties in the EntreCap Portfolio, and $8,180 to retire all remaining debt outstanding (principal of $8,180 on the date of pay-off) on the Factory Mutual property in the EntreCap Portfolio.

During the year ended December 31, 2007, the Company recognized aggregate non-cash gains of $1,363, representing the difference between the fair value of debt assumed on the Company’s books (as adjusted for amortization of the fair value adjustment through the date of repayment) and the amount paid to retire the debt. The Company’s actual cost to retire the debt declined from its estimates on the date the debt was assumed as a result of increases in interest rates over that same period. The above gains are included in “Gain on extinguishment of debt” on the Company’s Consolidated Statement of Operations for the year ended December 31, 2007.

Collateralized Debt Obligations

The Company issued a collateralized debt obligation, or CDO, in March 2005. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle. The assets serve as collateral for the obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. During the first five years of the CDO term, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the collateral assets. The following table summarizes the assets posted as CDO collateral as of December 31, 2007.

Carry Value
Loans held for investment	$158,938
Intercompany mortgage loans on CapLease properties	43,985
Securities available for sale	77,111
Total	$280,034

Secured Term Loan

On December 18, 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V. Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is 6.05% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions. The following table summarizes the assets pledged as collateral for the Company's obligations under the loan as of December 31, 2007.

Carry Value
Loans held for investment	$44,405
Intercompany mortgage loans on CapLease properties	56,346
Securities available for sale	60,083
Total	$160,834

Convertible Senior Notes

On October 9, 2007, CapLease completed a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, of $75,000 principal amount of 7.50% convertible senior notes due 2027. The notes represent general unsecured obligations of CapLease and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated. The notes are jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis by four of CapLease’s subsidiaries, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp. and Caplease Credit LLC.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The net proceeds of the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $72,774. CapLease used $15,000 of the net proceeds to purchase shares of its common stock at the closing of the offering, and $26,263 to repay borrowings under the Company’s repurchase agreement. CapLease intends to use the remaining proceeds for general corporate purposes, which may include further debt repayment and funding of new investments.

The notes bear interest at an annual rate of 7.50% and will mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.24%.

The holders may convert their notes into cash, shares of CapLease common stock, or any combination thereof, at CapLease’s option, under certain circumstances, including in connection with certain change of control events defined in the note indenture (each, a “change of control”) or a transaction that results in CapLease’s common stock not being approved for listing on a U.S. national securities exchange (a “termination of trading”). Upon conversion, if CapLease does not elect otherwise, it will settle its conversion obligation in shares of its common stock.

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

CapLease has the right to redeem the notes in whole or in part, for cash at any time or from time to time on or after October 5, 2012. Prior to October 5, 2012, CapLease may also redeem the notes to preserve its status as a real estate investment trust. The redemption price will be 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest.

Holders may require CapLease to repurchase their notes, in whole or in part, on October 1, 2012, October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.

Holders will also have the right to require CapLease to repurchase their notes, in whole or in part for cash, if a change of control or termination of trading occurs prior to October 1, 2012. The repurchase price will be 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.

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

The Company incurred issuance costs associated with the offering of $972. These costs are included as a component of “Other assets” on the Company’s Consolidated Balance Sheet, and are being amortized into interest expense using the effective yield method through the date the fixed interest period expires (the expected maturity date of the trust preferred securities). The Company’s effective financing rate on the trust preferred securities, inclusive of deferred issuance costs, is approximately 8.30% per annum.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Scheduled principal amortization and balloon payments for all of the Company’s long-term debt as of December 31, 2007, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
2008	$17,210	$–	$17,210
2009	22,979	–	22,979
2010	50,724	–	50,724
2011	42,171	18,861	61,032
2012	43,750	117,000	160,750
Thereafter	165,579	1,009,174	1,174,753
	$342,413	$1,145,035	$1,487,448

15. Related Party Transactions

During March 2006, the Company participated in a recapitalization of the debt and equity invested in an office building in Wilmington, Delaware, leased to Hercules Incorporated. The recapitalization was the final step of a multi-step transaction in which the Company financed in part the purchase of the property by a third party borrower. In the recapitalization, the Company made a $78,000 first mortgage loan on the property (which it sold in a gain-on-sale transaction at closing) and a $20,000 corporate credit note investment secured by the property, and its $27,322 mezzanine loan to and $8,695 preferred equity investment in the borrower, which financed in part the borrower’s purchase of the property in 2005, was redeemed. One of CapLease’s Board members, Jeffrey Rogatz, also provided pari passu preferred equity financing to the borrower of $250 that was redeemed in connection with the recapitalization.

In February 2001, the Company originated a net lease loan on a real property owned by a limited partnership in which certain executive officers of the Company have an indirect ownership interest. The loan was sold to Wachovia in February 2001, and the limited partnership agreed to pay the Company an advisory fee from the rent payable by the tenant at the real property in the amount of approximately $66 a month until November 2010. The Company recognized a gain on the sale of the mortgage loan of $4,963. An affiliate of the limited partnership is also a party to a management agreement with the tenant for the operation of the property, and another affiliate of the limited partnership subleases a portion of the leased building from the tenant at a nominal amount. No failure to perform under the management agreement or sublease entitles the tenant to any rent abatement or termination under the lease. Interest income earned on the structuring fee receivable totaled approximately $187, $233 and $273, during the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively, and is included in interest income in the Consolidated Statements of Operations.

16. Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on the Company’s business, results of operations or financial condition.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At December 31, 2007, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $101, $102 and $102 for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

As of December 31, 2007, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines. The future minimum lease payments under these lease agreements at December 31, 2007 were:
2008	$736
2009	734
2010	732
2011	753
2012	753
Thereafter	565
$4,273

Included in general and administrative expense is rent expense of approximately $688, $642 and $619 (net of sublease income of $0, $0 and $5) for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812. During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of December 31, 2007, none of these funds have been disbursed.

As discussed under Note 10 above, the Company has agreed to contribute up to $5,000 of capital to Matapeake, a newly formed real estate investment and management company, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. As of December 31, 2007, the Company had invested $1,139 toward its aggregate $5,000 commitment.

17. Minority Interests

As of December 31, 2007, the Operating Partnership had issued and outstanding 263,157 common units of limited partnership to a minority interest holder. All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the minority interest holder. Beginning on June 13, 2008, the units of limited partnership are redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

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

18. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of December 31, 2007, CapLease had issued and outstanding 44,350,330 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During May and June 2007, CapLease issued 10,350,000 shares of common stock in a public offering at a price to the public of $10.75 per share, for net proceeds of approximately $104,773. The Company used the net proceeds to repay a portion of our borrowings under the Bridge Facility.

During the year ended December 31, 2007, CapLease issued 1,111,641 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $10.38 per share.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

On October 9, 2007, CapLease used $15,000 of the proceeds from the sale of the convertible senior notes described in Note 14 above to repurchase 1,524,390 shares of its common stock on the open market at $9.84 per share.

During May 2006, CapLease issued 5,747,000 shares of common stock in a public offering at a price to the public of $10.55 per share, for net proceeds of approximately $57,282.

In November and December 2006, CapLease issued an aggregate of 160,900 shares of common stock in a public offering at an average price to the public of $11.91 per share, for net proceeds of approximately $1,851.

In March 2004, CapLease issued 23,000,000 shares of common stock in an initial public offering at a price to the public of $10.50 per share, for net proceeds of approximately $222,000. Also in March 2004, in connection with CapLease’s acquisition of the Operating Partnership, CapLease issued 3,968,800 shares of its common stock to the former owners of the Operating Partnership.

In November 2003, CapLease issued 139,134 shares of its common stock to certain current and former employees of the Operating Partnership.

Since CapLease’s initial public offering and through December 31, 2007, it has issued an aggregate of 1,397,245 shares of common stock (net of forfeitures) to its directors, executive officers and other employees pursuant to the Company’s stock incentive plan (see Note 19 below).

In October 2005, CapLease issued 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share. The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $33,657.

The Series A preferred stock ranks senior to CapLease’s common stock and junior to all of the Company’s existing and future indebtedness. Investors in the Series A preferred stock are entitled to receive cumulative cash distributions at a rate of 8.125% per annum of the $25.00 liquidation preference per share (equivalent to $2.03125 per annum per share). The annual dividend rate will increase to 9.125% if the Series A preferred stock is delisted from the New York Stock Exchange following a change of control of CapLease.

If CapLease liquidates, dissolves or wind ups its operations, the Series A preferred stock holders will have the right to receive $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of payment, before any payment is made to CapLease’s common stock holders. The Series A preferred stock does not have any stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. CapLease may not redeem the Series A preferred stock prior to October 19, 2010, except in certain limited circumstances relating to the ownership limitation necessary to preserve CapLease’s qualification as a REIT. On and after October 19, 2010, CapLease may redeem the Series A preferred stock for cash at its option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) to the redemption date.

Holders of Series A preferred stock generally have no voting rights. However, Series A preferred stock holders will have limited voting rights if CapLease fails to pay dividends on the Series A preferred stock for six or more quarterly periods (whether or not consecutive), or if CapLease issues shares of capital stock senior to the Series A preferred stock or makes changes to the terms of the Series A preferred stock that would be materially adverse to the rights of holders of Series A preferred stock.

The Series A preferred stock is not convertible into or exchangeable for CapLease’s common stock or any of the Company’s other securities or property.

Dividends

CapLease has paid cash dividends to its common stockholders each quarter since the third quarter of 2004, and to its Series A preferred stockholders each quarter since the fourth quarter of 2005.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2004	12/31/2004	1/14/2005	$0.15	$4,124
3/31/2005	3/31/2005	4/15/2005	0.18	5,018
6/30/2005	6/30/2005	7/15/2005	0.18	5,016
9/30/2005	9/30/2005	10/17/2005	0.18	5,016
12/31/2005	12/30/2005	1/17/2006	0.20	5,574
3/31/2006	3/31/2006	4/17/2006	0.20	5,636
6/30/2006	6/30/2006	7/17/2006	0.20	6,783
9/30/2006	9/29/2006	10/16/2006	0.20	6,785
12/31/2006	12/29/2006	1/16/2007	0.20	6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883
6/30/2007	6/29/2007	7/16/2007	0.20	9,046
9/30/2007	9/28/2007	10/15/2007	0.20	9,175
12/31/2007	12/31/2007	1/15/2008	0.20	8,870

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2005	12/30/2005	1/17/2006	$0.4852400	$679
3/31/2006	3/31/2006	4/17/2006	0.5078125	711
6/30/2006	6/30/2006	7/17/2006	0.5078125	711
9/30/2006	9/29/2006	10/16/2006	0.5078125	711
12/31/2006	12/29/2006	1/16/2007	0.5078125	711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711
6/30/2007	6/30/2007	6/16/2007	0.5078125	711
9/30/2007	9/28/2007	10/15/2007	0.5078125	711
12/31/2007	12/28/2007	1/15/2008	0.5078125	711

19. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan. As of December 31, 2007, the Company had awarded 1,397,245 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

A summary of the Company’s activity under the stock plan from January 1, 2006 through December 31, 2007, is presented below:

	Number of Shares
Stock Awards at January 1, 2006	760,546
Granted During the Year Ended December 31, 2006	332,450	(1) (2)
Forfeited During the Year Ended December 31, 2006	(11,001)
Stock Awards at January 1, 2007	1,081,995
Granted During the Period Ended December 31, 2007	315,250	(3)
Stock Awards at December 31, 2007	1,397,245

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

A summary of the status of unvested shares from January 1, 2006 through December 31, 2007, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2006	495,647	371,203	$10.83
Current period awards	332,450	243,450	11.07
Prior period awards	N/A	62,222	10.66
Vested	(228,983)	(228,983)	10.72
Forfeited	(11,001)	(11,001)	11.02
Nonvested at January 1, 2007	588,113	436,891	10.99
Current period awards	315,250	189,850	10.91
Prior period awards	N/A	30,771	10.91
Vested	(210,781)	(210,781)	10.97
Nonvested at December 31, 2007	692,582	446,731	10.99

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

As of December 31, 2007, $3,618 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2012). As of December 31, 2007, the grant date fair value for awards of 49,776 shares made in 2005, 70,675 shares made in 2006 and 125,400 shares made in 2007, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

20. Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses reclassified into interest expense). The Company’s comprehensive income is summarized in the last column on the Consolidated Statement of Changes in Stockholders’ Equity.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

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

	December 31,
	2007	2006
Net unrealized (losses) gains on securities	$(13,720)	$6,692
Net unrealized (losses) gains on derivatives	(4,522)	48
Net realized losses on derivatives	(7,778)	(11,000)
Accumulated other comprehensive loss	$(26,020)	$(4,260)

21. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2008 to 2026. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2007, are as follows:

2008	$131,508
2009	128,976
2010	114,063
2011	113,875
2012	115,865
Thereafter	629,402
$1,233,689

22. Concentration Risks

The Company relies on Wachovia Bank to provide the majority of its cash for financing its portfolio investments, including through short-term borrowing facilities to facilitate the Company’s portfolio origination and mortgage financings on its owned real properties. Deterioration in the financial condition of Wachovia Bank could have a negative impact on the Company’s ability to continue to make asset investments. However, management is confident that alternative funding sources could be obtained with substantially similar terms. As of December 31, 2007, Wachovia carried an AA rating from Standard & Poor’s.

23. 401(k) Plan

The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, the Company made matching contributions of $287, $197 and $228, respectively.

24. Pro Forma Condensed Consolidated Statements of Operations (Unaudited)

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2006, the Company acquired all real properties purchased during 2007 and 2006. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the twelve months ended December 31,
	2007	2006
Total revenues	$184,181	$186,688
Income from continuing operations	1,942	18,555
Income per basic and diluted common share from continuing operations	0.05	0.58
Net income (loss) allocable to common stockholders	(550)	16,153
Net income (loss) per basic and diluted common share	(0.01)	0.51

25. Segment Reporting

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

Selected results of operations for the years ended December 31, 2007 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$602	$136,917	$34,640	$172,159
Total expenses and minority interest	16,111	135,603	24,421	176,135
Gain on extinguishment of debt	–	1,363	–	1,363
Income (loss) from continuing operations	(15,509)	2,677	10,219	(2,613)
Total assets	64,616	1,620,419	473,234	2,158,269

Selected results of operations for the years ended December 31, 2006 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$811	$87,823	$35,966	$124,601
Total expenses and minority interest	14,901	82,680	20,070	117,651
Income (loss) from continuing operations	(14,090)	5,144	15,896	6,950
Total assets	30,219	1,152,348	461,732	1,644,300

Selected results of operations for the year ended December 31, 2005 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$1,090	$44,352	$27,609	$73,052
Total expenses and minority interest	12,493	39,254	16,181	67,928
Income (loss) from continuing operations	(11,402)	5,098	11,428	5,124
Total assets	48,007	797,945	440,536	1,286,488

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

26. Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial data for the Company for 2007 and 2006.

	Revenue	Net income (loss) applicable to common shares	Basic and diluted income (loss) per common share
2007
December 31	$46,773	$(904)	$(0.02)
September 30	46,602	(105)	(0.00)
June 30	43,620	(4,003)	(0.10)
March 31	35,164	(93)	(0.00)
2006
December 31	35,125	1,244	0.04
September 30	30,873	776	0.02
June 30	30,255	744	0.02
March 31	28,348	1,641	0.06

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding.

27. Variable Interest Entities

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded two such loans as of December 31, 2007, with an aggregate unpaid principal amount of approximately $1,148 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company’s commitment to make loans was terminated in October 2007. As of December 31, 2007, the Company had advanced $6,654 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

Based on the provisions of FIN 46, the Company concluded to consolidate at June 30, 2005 the U.S. Government/National Institutes of Health (“NIH”) property in North Bethesda, Maryland that it acquired in September 2005. The Company did so because it concluded based on an analysis of FIN 46 that the $4,000 purchase price deposit that it had funded into escrow under its purchase and sale agreement made the Company the primary beneficiary of the expected losses of the property owner. As a result, the Company’s Consolidated Statement of Operations for the year ended December 31, 2005, includes total revenue of $3,460, total expenses of $3,515, and minority interest in consolidated entities of ($55), associated with the NIH property prior to the Company’s acquisition of the property on September 9, 2005.

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

Schedule III

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed

Abbott Laboratories, Columbus, OH	$7,339	$1,025	$10,066	$-	$-	$1,025	$10,066	$11,091	$794	1980, renovated in 2003-2004	11/5/2004	Various

Abbott Laboratories, Waukegan, IL	17,368	2,500	15,430	-	-	2,500	15,430	17,930	924	2000	8/9/2005	Various

Aetna Life Insurance Company, Fresno, CA	20,224	3,000	19,462	-	19	3,000	19,481	22,481	883	1 story office 1969, 2 story office 1984, 2 story parking 1997, interior renovated in 2000 & 2007	10/19/2006	Various

Allstate Insurance Company, Charlotte, NC	24,111	7,100	14,594	-	-	7,100	14,594	21,694	740	1973, renovated in the 1990s	12/21/2005	Various

Allstate Insurance Company, Roanoke, VA	25,670	3,200	20,930	-	-	3,200	20,930	24,130	1,062	1969/70, with an addition in 1981	12/21/2005	Various

AmeriCredit Corp., Arlington, TX	28,234	5,820	32,219	-	-	5,820	32,219	38,039	814	1999	12/28/2006	Various

AMVESCAP PLC, Denver, CO	57,912	7,200	55,395	-	-	7,200	55,395	62,595	2,465	2001	3/23/2006	Various

Aon Corporation, Glenview, IL	71,650	11,000	68,639	-	-	11,000	68,639	79,639	5,777	1976, renovated in 1999-2001	8/19/2004	Various

Baxter International, Inc., Bloomington, IN	6,261	1,200	9,181	-	-	1,200	9,181	10,381	738	1996, renovation and warehouse addition in 2004	10/13/2004	Various

Bunge North America, Inc., Fort Worth, TX	8,696	650	8,880	-	-	650	8,880	9,530	155	2005	4/19/2007	Various

Cadbury Schweppes Holdings (US), Whippany, NJ	38,226	6,300	38,994	-	1,231	6,300	40,224	46,524	2,513	2005	1/6/2005	Various

Capital One Financial Corporation, Plano, TX	23,099	6,670	18,816	-	-	6,670	18,816	25,486	1,188	1999, renovated in 2005	6/23/2005	Various

Choice Hotels International, Inc., Silver Spring, MD	30,937	5,500	37,114	-	34	5,500	37,148	42,648	2,863	Building 10720 - 1981, 10750 - 1971, 10770 - 1986	11/23/2004	Various

County of Yolo, California, Woodland, CA	13,101	2,300	12,850	-	-	2,300	12,850	15,150	296	2001	1/30/2007	Various

Crozer-Keystone Health System, Ridley, PA	3,920	-	5,015	-	864	-	5,879	5,879	473	1977, renovated in 2004	8/9/2004	Various

CVS Corporation, Randolph, MA	8,717	6,300	7,801	-	-	6,300	7,801	14,101	635	1965, renovated in the 1980's and 1993	9/29/2004	Various

Factory Mutual Insurance Company, Johnston, RI	-	-	44,909	-	-	-	44,909	44,909	1,262	1973	4/18/2007	Various

Farmers Group, Inc., Simi Valley, CA	34,980	10,620	28,127	-	-	10,620	28,127	38,747	645	Office 240M SF 1982, Training Facility (w/office) 21M SF 1999 & Warehouse 10M SF 1982	1/31/2007	Various

Farmers New World Life Insurance Company, Mercer Island, WA	32,781	24,000	10,035	-	-	24,000	10,035	34,035	508	1982	12/22/2005	Various

ITT Industries, Inc., Herndon, VA	47,000	5,300	40,221	-	9,528	5,300	49,749	55,049	2,924	1999, interior renovated in 2005-2006	5/23/2005	Various

Johnson Controls, Inc., Largo, FL	22,805	4,600	18,168	-	-	4,600	18,168	22,768	753	1963 & mid 1970's to 1995	12/12/2006	Various

Koninklijke Ahold, N.V., Levittown, PA	16,178	4,000	15,789	-	-	4,000	15,789	19,789	612	2006	6/13/2006	Various

Lowes Companies, Inc., Aliso Viejo, CA	44,956	26,600	20,831	-	-	26,600	20,831	47,431	1,356	1965, renovated in 2004-2005	5/31/2005	Various

N/A (Development Property), Simi Valley, CA	-	1,025	-	-	-	1,025	-	1,025	-		5/24/2007	Various

Nestle Holdings, Inc., Breinigsville, PA	-	-	77,439	-	-	-	77,439	77,439	1,361	1994	4/18/2007	Various

Nestle Holdings, Inc., Fort Wayne, IN	-	-	37,313	-	-	-	37,313	37,313	656	1994	4/18/2007	Various

Nestle Holdings, Inc., Lathrop, CA	-	-	57,483	-	-	-	57,483	57,483	1,010	1994	4/18/2007	Various

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

Schedule III - continued

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed

Omnicom Group, Inc., Irving, TX	14,581	2,620	11,800	-	-	2,620	11,800	14,420	745	1997	6/23/2005	Various

Pearson Plc., Lawrence, KS	17,454	1,140	16,557	-	-	1,140	16,557	17,697	712	1997	4/12/2006	Various

Qwest Corporation, Omaha, NE	19,298	-	36,969	-	-	-	36,969	36,969	650	1991	4/18/2007	Various

Qwest Corporation, Omaha, NE	3,953	-	15,102	-	-	-	15,102	15,102	303	1985	4/18/2007	Various

T-Mobile USA, Inc., Nashville, TN	10,885	2,450	11,774	-	-	2,450	11,774	14,224	333	2002	11/14/2006	Various

The Kroger Co., Various locations in KY (five), GA (four), and TN (two)	58,770	-	84,702	-	-	-	84,702	84,702	1,488	Various, 1994-1996	4/18/2007	Various

The Travelers Corporation, Hartford, CT	20,944	-	18,317	-	-	-	18,317	18,317	368	1986	4/18/2007	Various

Tiffany & Co., Parsippany, NJ	62,011	7,400	62,150	-	47	7,400	62,197	69,597	3,511	Office & Warehouse - 1997, Warehouse Mezzanine - 2000, Garage - 2001, East Wing Office - 2002	9/28/2005	Various

Time Warner Entertainment Company, L.P., Milwaukee, WI	24,276	2,300	22,299	-	-	2,300	22,299	24,599	609	1903, renovated in 2001	11/28/2006	Various

TJX Companies, Inc., Philadelphia, PA	79,627	6,100	79,734	-	-	6,100	79,734	85,834	3,606	2001	3/10/2006	Various

United States Government (DEA), Birmingham, AL	12,369	1,000	11,643	-	258	1,000	11,900	12,900	609	2005	8/11/2005	Various

United States Government (EPA), Kansas City, KS	26,018	250	29,476	-	-	250	29,476	29,726	1,755	2003	8/11/2005	Various

United States Government (FBI), Albany, NY	14,141	3,000	12,794	-	-	3,000	12,794	15,794	379	1998	10/25/2006	Various

United States Government (FBI), Birmingham, AL	20,494	2,200	20,171	-	3,237	2,200	23,408	25,608	1,212	2005	8/11/2005	Various

United States Government (NIH), N. Bethesda, MD	63,632	10,350	61,537	-	-	10,350	61,537	71,887	3,554	1989	9/9/2005	Various

United States Government (OSHA), Sandy, UT	19,182	1,750	18,484	-	-	1,750	18,484	20,234	1,104	2004	8/11/2005	Various

United States Government (SSA), Austin, TX	6,032	1,100	4,373	-	138	1,100	4,511	5,611	229	2005	8/11/2005	Various

United States Government (VA), Ponce, PR	6,642	2,120	10,252	-	-	2,120	10,252	12,372	812	2000	11/1/2004	Various

Walgreen Co., Pennsauken, NJ	1,901	463	2,629	-	-	463	2,629	3,092	208	1996	11/1/2004	Various

Walgreen Co., Portsmouth, VA	3,250	618	3,561	-	(1)	618	3,563	4,181	281	1998	11/1/2004	Various

	$1,069,625	$190,771	$1,260,025	$-	$15,355	$190,771	$1,275,381	$1,466,152	$55,875

CapLease, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

Schedule III—(Continued)

Balance-January 1, 2005		$182,305
Property acquisitions	508,597
Costs capitalized subsequent to acquisition	2,912
Balance-December 31, 2005		$693,814
Property acquisitions	328,220
Costs capitalized subsequent to acquisition	8,187
Balance-December 31, 2006		$1,030,221
Property acquisitions	432,762
Costs capitalized subsequent to acquisition	3,169
Balance-December 31, 2007		$1,466,152

Accumulated depreciation
Balance-January 1, 2005		$1,281
Additions during the year:
Depreciation on property	7,118
Balance-December 31, 2005		$8,399
Additions during the year:
Depreciation on property	17,482
Balance-December 31, 2006		$25,881
Additions during the year:
Depreciation on property	29,994
Balance-December 31, 2007		$55,875

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment
December 31, 2007
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	6.50%	Nov 2022	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	$1,899	$1,899
Bank of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,419	3,419
Bank of America, N.A.	Glenview, IL	6.34%	Dec 2028	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,317	4,317
Best Buy Co., Inc.	Chicago, IL	6.40%	Mar 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	17,732	17,732
City of Jasper, Texas	Jasper, TX	7.00%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,636	1,590
CVS Corporation	Asheville, NC	6.53%	Jan 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,210	2,268
CVS Corporation	Oak Ridge, NC	6.99%	Aug 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,027	3,027
CVS Corporation	Bangor, PA	6.28%	Jan 2026	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,287	2,249
CVS Corporation	Athol, MA	6.46%	Jan 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,381	1,381
CVS Corporation	Washington, DC	8.10%	Jan 2023	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,358	2,510
CVS Corporation	Bluefield, WV	8.00%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,241	1,347
CVS Corporation	Sunbury, PA	7.50%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,545	1,509
CVS Corporation	Southington, CT	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,669	1,851
CVS Corporation	Willimantic, CT	8.26%	Jan 2023	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,926	2,146
CVS Corporation	Stow, OH	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,247	2,490
CVS Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	1,329	1,329
CVS Corporation	Evansville, IN	6.22%	Jan 2033	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,329	3,329
CVS Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,494	2,494
Harris Bankcorp, Inc.	Chicago, IL	6.81%	Aug 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,287	4,287
Home Depot USA, Inc.	Chelsea, MA	5.36%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,251	8,251
Home Depot USA, Inc.	Tullytown, PA	6.62%	Jan 2033	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,406	8,406
Kohls Corporation	Chicago, IL	6.69%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	46,999	46,999
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,907	2,960
Koninklijke Ahold, N.V.	North Kingstown, RI	7.50%	Nov 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,444	6,425
Koninklijke Ahold, N.V.	Tewksbury, MA	7.50%	Jan 2027	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,341	6,336
Koninklijke Ahold, N.V.	Upper Darby Township, PA	7.29%	Apr 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,337	6,068

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment
December 31, 2007
(amounts in thousands)

Schedule IV - continued

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Lowes Companies, Inc.	Framingham, MA	5.87%	Sep 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	27,604	27,604
Lowes Companies, Inc.	Matamoras, PA	6.61%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,077	7,077
National City Bank	Chicago, IL	5.89%	Dec 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,940	3,015
Neiman Marcus Group, Inc.	Las Vegas, NV	6.06%	Nov 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,577	7,124
United States Postal Service	Scammon Bay, AK	7.05%	Oct 2021	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	885	902
University of Connecticut Health Center	Farmington, CT	6.34%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	20,869	21,606
Walgreen Co.	Nacogdoches, TX	6.80%	Sep 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,566	3,566
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	5,155	5,155
Walgreen Co.	Montebello, CA	6.10%	Feb 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,456	4,456
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,353	3,354
						228,500	230,478

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	6.50%	Sep 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	288	265
Albertsons, LLC	Norwalk, CA	6.33%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	317	314
Best Buy Co., Inc.	Olathe, KS	5.40%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,171	1,131
Best Buy Co., Inc.	Wichita Falls, TX	6.15%	Nov 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	436	419
CVS Corporation	Garwood, NJ	6.12%	Aug 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	564	550
CVS Corporation	Kennett Square, PA	6.40%	Oct 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	483	470
CVS Corporation	Commerce, MI	5.85%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	333	324
CVS Corporation	Rutherford College, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	249	244
CVS Corporation	Clemmons, NC	5.54%	Jan 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	217	210
CVS Corporation	Rockingham, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	286	280
CVS Corporation	Knox, IN	7.60%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	159	159
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	289	284
FedEx Ground Package System, Inc.	Reno, NV	5.90%	Oct 2014	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,025	1,017
FedEx Ground Package System, Inc.	McCook, IL	5.89%	Feb 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,120	2,099
Hercules Incorporated	Wilmington, DE	9.32%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	19,900	19,900

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment
December 31, 2007
(amounts in thousands)

Schedule IV - continued

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Lowes Companies, Inc.	Framingham, MA	5.87%	Sep 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	27,604	27,604
Lowes Companies, Inc.	Matamoras, PA	6.61%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,077	7,077
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	971	954
PerkinElmer, Inc.	Warwick, RI	7.68%	Jan 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	472	464
PerkinElmer, Inc.	Beltsville, MD	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	347	345
PerkinElmer, Inc.	Daytona Beach, FL	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	157	156
PerkinElmer, Inc.	Phelps, NY	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	147	144
Staples, Inc.	Odessa, TX	6.41%	Sep 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	238	228
Walgreen Co.	Delray Beach, FL	6.20%	Jan 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	349	347
Walgreen Co.	Waterford, MI	5.50%	Jun 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	589	559
Walgreen Co.	Riverside, CA	6.10%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	384	377
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	623	623
						32,114	31,863

Mezzanine and Other Investments
84th Avenue Development, LLC	Tinley Park, IL	10.00%	Mar 2008	Principal and Interest are payable monthly at a varying amount, over the life to maturity	2,695	498	498
Eden Hylan Seaview LLC	Staten Island, NY	10.00%	Jan 2008	Principal and Interest are payable monthly at a varying amount, over the life to maturity	2,804	650	650
West End Mortgage Finance Fund I L.P.	Various	10.00%	Sep 2009	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,654	6,654
					5,499	7,802	7,802

Total					$5,499	$268,416	$270,143

(1)The aggregate cost for federal income tax purposes is $ 270,143.

CapLease, Inc. and Subsidiaries

Schedule of Loans Held for Investment
December 31, 2007
(amounts in thousands)

Schedule IV—(Continued)

Balance-December 31, 2004		$207,893
Additions during the year:
New loan investments	115,852
Securities reclassified to loan investments	6,932
Deductions during the year:
Principal received	(20,372)
Amortization of unearned discounts and premiums	(70)
Loans sold	(11,858)
Balance-December 31, 2005		$298,377
Additions during the year:
New loan investments	122,988
Deductions during the year:
Principal received	(69,196)
Amortization of unearned discounts and premiums	(84)
Loans sold	(78,000)
Balance-December 31, 2006		$274,085
Additions during the year:
New loan investments	9,107
Deductions during the year:
Principal received	(12,961)
Amortization of unearned discounts and premiums	(88)
Balance-December 31, 2007		$270,143

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting immediately precedes Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of stockholders.

Because our common stock is listed on the NYSE, Paul H. McDowell, our chief executive officer, certified to the NYSE on June 26, 2007, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of that date. We also have filed as exhibits to this Annual Report on Form 10-K the certifications of our chief executive officer and our chief financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of stockholders.

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

Exhibit No.	Description

3.1(1)	Articles of Amendment and Restatement of the registrant
3.2(2)	Articles of Amendment to Articles of Incorporation of the registrant
3.3(3)	Articles Supplementary Establishing the Rights and Preferences of the 8.125% Series A Cumulative Redeemable Preferred Stock of the registrant
3.4(1)	Amended and Restated Bylaws of the registrant
3.5(2)	First Amendment to Amended and Restated Bylaws of the registrant
4.1(1)	Form of Certificate evidencing the Common Stock, par value $0.01 per share, of the registrant
4.2(4)	Junior Subordinated Indenture between Caplease, LP and JPMorgan Chase Bank, National Association, as trustee, dated December 13, 2005
4.3(4)
Amended and Restated Trust Agreement among Caplease, LP, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated December 13, 2005

4.4(5)
Indenture among the registrant, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp., Caplease Credit LLC, and Deutsche Bank Trust Company Americas, as trustee (including for of 7.50% Convertible Senior Note due 2027) dated as of October 9, 2007

4.5(6)	First Amended and Restated Limited Partnership Agreement of Caplease, LP dated June 13, 2006
10.1(7)	Master Repurchase Agreement, dated September 22, 2004 between the registrant, Wachovia Bank, National Association, Caplease, LP and Certain Special-Purpose Entity Subsidiaries thereof
10.2(15)	Amendment No. 1 to Master Repurchase Agreement, dated as of August 16, 2005, by and between Caplease, LP, the registrant, Caplease Services Corp. and Wachovia Bank, National Association
10.3(21)
Amendment No. 9 to Master Repurchase Agreement, dated as of August 24, 2007, by and between Caplease, LP, the registrant, Caplease Services Corp., Caplease Debt Funding, LP and Wachovia Bank, National Association

10.4(8)	Promissory Note (Note A), dated October 28, 2004, of CLF 1000 Milwaukee Avenue LLC in favor of Wachovia Bank, National Association
10.5(9)	Promissory Note, dated December 9, 2004, of the registrant in favor of Wachovia Bank, National Association
10.6(12)	Promissory Note, dated February 25, 2005, of CLF Parsippany LLC in favor of Wachovia Bank, National Association
10.7(14)	Indenture, dated as of March 10, 2005, by and among Caplease CDO 2005-1, Ltd., Caplease CDO 2005-1 Corp., Caplease Investment Management, LLC and LaSalle Bank National Association
10.8(15)	Sales Agreement, dated as of August 15, 2005, between Cantor Fitzgerald & Co. and the registrant
10.9(15)	Sales Agreement, dated as of August 15, 2005, between Brinson Patrick Securities Corporation and the registrant
10.10(16)	Promissory Note, dated August 16, 2005, of CLF FBI Birmingham LLC in favor of Wachovia Bank, National Association
10.11(16)	Promissory Note, dated August 16, 2005, of CLF DEA Birmingham LLC in favor of Wachovia Bank, National Association
10.12(16)	Promissory Note, dated August 16, 2005, of CLF SSA Austin, LP in favor of Wachovia Bank, National Association
10.13(16)	Trust Indenture dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas, as issuer, and Security Bank of Kansas City, as trustee
10.14(16)	Lease dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas and Kansas EPA Laboratory, LLC
10.15(16)	Trust Indenture dated as of December 1, 2002 between Utah Tech Center, LLC, as issuer, and Security Bank of Kansas City, as trustee
10.16(16)	Promissory Note, dated as of September 9, 2005, of Caplease Credit LLC in favor of Wachovia Bank, National Association

Exhibit No.	Description

10.17(16)	Promissory Note, dated as of September 28, 2005, of CLF Sylvan Way LLC in favor of Wachovia Bank, National Association
10.18(4)	Parent Guarantee Agreement between the registrant and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 13, 2005
10.19(17)	Promissory Note, dated as of December 21, 2005, of CLF McCullough Drive Charlotte LLC and CLF Electric Road Roanoke LLC in favor of LaSalle Bank National Association
10.20(19)	Membership Interests Purchase Agreement dated as of March 14, 2007 between EntreCap Financial LLC and Caplease, LP
10.21(22)
Registration Rights Agreement, dated as of October 9, 2007, between the registrant and Deutsche Bank Securities Inc., as representative of the several initial purchasers of the convertible senior notes due 2027

10.22(20)	Revolving Loan Agreement, dated as of July 17, 2007, by and among the registrant, PREFCO II Limited Partnership and Wachovia Bank, National Association
10.23(21)	Amendment No. 1 to Revolving Loan Agreement, dated as of August 24, 2007, by and among the registrant, PREFCO II Limited Partnership and Wachovia Bank, National Association
*10.24(10)	Amended and Restated 2004 Stock Incentive Plan of the registrant (Effective June 14, 2006)
*10.25(11)	Form of Non-Employee Director Restricted Stock Award Agreement
*10.26(18)	Form of Executive Officer Restricted Stock Agreement
*10.27(13)	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale and Robert C. Blanz, and the registrant
*10.28(24)	Amendment No. 1 to the Employment Agreement dated as of March 24, 2004 between Robert C. Blanz and the registrant, dated February 13, 2007
*10.29(18)	Employment Agreement, dated as of February 13, 2007, between Paul Hughes and the registrant
*10.30(23)	Summary of Compensation for the Chief Executive Officer and each of the Named Executive Officers for Fiscal 2008
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries
23.1	Consent of McGladrey & Pullen LLP
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________

Exhibit No.	Description

*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.
(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.
(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 17, 2005.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007.
(6)	Incorporated by reference from the registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 14, 2008 (File No. 333-148649).
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.
(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.
(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004.
(10)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2006.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 3, 2005.
(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
(14)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.
(16)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005.
(17)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(19)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007.
(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007.
(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2007.
(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007.
(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.
(24)	This exhibit was originally furnished with a Form 8-K filed on February 20, 2007, and is being re-furnished with this Form 10-K to correct a typographical error in the previously furnished exhibit.

PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: March 4, 2008	/s/ Paul H. McDowell
Paul H. McDowell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul H. McDowell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2008
Paul H. McDowell

/s/ William R. Pollert	President and Director	March 4, 2008
William R. Pollert

/s/ Shawn P. Seale	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 4, 2008
Shawn P. Seale

/s/ John E. Warch	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2008
John E. Warch

/s/ Michael E. Gagliardi	Director	March 4, 2008
Michael E. Gagliardi

/s/ Stanley Kreitman	Director	March 4, 2008
Stanley Kreitman

/s/ Jeffrey F. Rogatz	Director	March 4, 2008
Jeffrey F. Rogatz

/s/ Howard A. Silver	Director	March 4, 2008
Howard A. Silver