Form 10-Q
period 2008-03-31
CapLease, Inc.
filed 2008-05-09
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2008, there were 44,744,280 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2008 (unaudited) and December 31, 2007

(Amounts in thousands, except share and per share amounts)	As Of March 31, 2008	As Of December 31, 2007
Assets
Real estate investments, net	$1,549,335	$1,563,570
Loans held for investment	292,251	269,293
Commercial mortgage-backed securities	168,409	198,187
Cash and cash equivalents	58,075	34,047
Asset held for sale	5,413	5,413
Structuring fees receivable	2,403	2,576
Other assets	75,280	85,183
Total Assets	$2,151,166	$2,158,269
Liabilities and Stockholders' Equity
Mortgages on real estate investments	$981,104	$983,770
Collateralized debt obligations	268,236	268,227
Repurchase agreement obligations	231,111	232,869
Secured term loan	128,050	129,521
Convertible senior notes	75,000	75,000
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	51,177	51,811
Accounts payable, accrued expenses and other liabilities	41,661	24,232
Dividends and distributions payable	9,712	9,634
Total Liabilities	1,816,981	1,805,994
Minority interest	2,550	2,616
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,744,280 and 44,350,330 shares issued and outstanding, respectively	447	444
Additional paid in capital	330,778	341,578
Accumulated other comprehensive (loss)	(33,247)	(26,020)
Total Stockholders' Equity	331,635	349,659
Total Liabilities and Stockholders' Equity	$2,151,166	$2,158,269

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
(Amounts in thousands, except per share amounts)	2008	2007
Revenues:
Rental revenue	$34,362	$24,122
Interest income from loans and securities	9,165	8,401
Property expense recoveries	2,760	2,492
Other revenue	189	149
Total revenues	46,476	35,164
Expenses:
Interest expense	24,483	19,051
Property expenses	4,710	4,320
Loss on derivatives	2,060	11
General and administrative expenses	2,997	2,610
General and administrative expenses-stock based compensation	434	323
Depreciation and amortization expense on real property	13,427	8,203
Loan processing expenses	57	73
Total expenses	48,168	34,591
Income (loss) before minority interest and taxes	(1,692)	573
Minority interest in consolidated entities	14	1
Income (loss) from continuing operations	(1,678)	574
Income from discontinued operations	107	44
Net income (loss)	(1,571)	618
Dividends allocable to preferred shares	(711)	(711)
Net (loss) allocable to common stockholders	$(2,282)	$(93)

Earnings per share:
Net (loss) per common share, basic and diluted	$(0.05)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	44,381	34,122
Dividends declared per common share	$0.20	$0.20
Dividends declared per preferred share	$0.51	$0.51

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2007	$33,657	$444	$341,578	$(26,020)	$–	$349,659
Incentive stock plan compensation expense	–	–	434	–	–	434
Incentive stock plan grants issued	–	3	(3)	–	–	–
Net loss	–	–	(1,571)	–	–	(1,571)
Dividends declared-preferred	–	–	(711)	–	–	(711)
Dividends declared-common	–	–	(8,949)	–	–	(8,949)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	141	–	141
Increase (decrease) in fair value of securities available for sale	–	–	–	(4,036)	–	(4,036)
Increase (decrease) in fair value of derivatives	–	–	–	(5,249)	–	(5,249)
Reclassification of derivative items into earnings	–	–	–	2,216	–	2,216
Realized loss on derivatives	–	–	–	(299)	–	(299)
Balance at March 31, 2008	$33,657	$447	$330,778	$(33,247)	$–	$331,635

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(1,571)	$618
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,509	8,334
Stock based compensation	434	323
Amortization of above and below market leases	355	(220)
Minority interest in consolidated entities	(14)	(1)
Loss on sale of real estate properties	–	55
Loss on derivatives	2,060	11
Straight-lining of rents	15,278	(2,059)
Amortization of discounts/premiums, and origination fees/costs, net	(78)	(109)
Amortization of debt issuance costs and fair market value of debt assumed	201	378
Changes in operating assets and liabilities:
Structuring fees receivable	173	160
Other assets	6,527	(3,094)
Accounts payable, accrued expenses and other liabilities	(435)	377
Deposits and escrows	(330)	(70)
Amounts due to servicer	(1)	(172)
Net cash provided by operating activities	36,108	4,531
Investing activities
Additions to loans held for investment	–	(164)
Principal received from borrowers	1,488	4,076
Principal amortization on commercial mortgage-backed securities	1,516	572
Proceeds from sale of real estate investments	–	2,887
Purchases of real estate investments	–	(58,308)
Real estate improvements, additions and construction in progress	(180)	(169)
Deposits on potential equity investments	–	(5,500)
Return of deposits on potential equity investments	–	1,500
Purchases of furniture, fixtures, equipment and leasehold improvements	(10)	(32)
Net cash provided by (used in) investing activities	2,814	(55,138)
Financing activities
Borrowings under repurchase agreement obligations	–	30,420
Repayments of repurchase agreement obligations	(1,757)	(1,478)
Borrowings from mortgages on real estate investments	339	35,952
Repayments of mortgages on real estate investments	(2,672)	(1,059)
Repayments on secured term loan	(1,471)	–
Debt issuance costs	–	(228)
Escrows held with mortgage lender	600	–
Funds provided by hedging and risk management activities	(299)	196
Common stock issued, net of offering costs	–	5
Cash distributions to minority limited partners	(53)	(53)
Dividends paid on common and preferred stock	(9,581)	(7,529)
Net cash (used in) provided by financing activities	(14,894)	56,226
Net increase in cash and cash equivalents	24,028	5,619
Cash and cash equivalents at beginning of period	34,047	4,425
Cash and cash equivalents at end of period	$58,075	$10,044

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$22,634	$18,080
Distributions declared but not paid	53	53
Dividends declared but not paid	9,660	7,594

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	–	4,840
Value of below-market leases acquired	–	434
Securities transferred to loans held for investment	24,583	–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

1. Organization

CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”) is a diversified real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. The Company focuses on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all expenses normally associated with the ownership of the property (such as utilities, taxes, insurance and routine maintenance) during the lease term. The Company also has made and expects to continue to make investments in single tenant properties where the owner has exposure to property expenses when it determines it can sufficiently underwrite that exposure and isolate a predictable cash flow.

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

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2007 and notes thereto, included in the Company’s Form 10-K filed with the SEC on March 4, 2008.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the assets, liabilities, and results of operations of the Company. Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition. The Company assesses whether consolidation of any entity in which it has an equity interest is necessary based on applicable accounting guidance. Any entities that do not meet the criteria for consolidation where the Company does not exercise significant influence are accounted for using the cost method. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Loan Investments

The Company classifies its loans as long-term investments, as its strategy is to hold the loans for the foreseeable future or until maturity. Loan investments are carried on the Company’s Consolidated Balance Sheet at amortized cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees). Unearned discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company evaluates factors such as the status of the loans (i.e., current or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt. As of March 31, 2008, the Company had no loss allowances on any of the loans in its portfolio.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through March 31, 2008, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

March 31, 2008 (unaudited)

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

Commercial Mortgage-Backed Securities

The Company designates its commercial mortgage-backed securities and other real estate securities (“CMBS”) investments pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 creates two classifications that are relevant with respect to the Company’s securities investments:

•
“Held to maturity” are those securities that the Company has the positive intent and ability to hold until maturity. Under SFAS 115, securities classified as held to maturity are presented at cost plus the amortization of any premiums or discounts. For a security transferred into the held to maturity category, the security is recorded at fair value on the date of transfer, with any unrealized gain or loss amortized against the related fair value adjustment recorded as a component of Other Comprehensive Income (Loss) within Stockholders’ Equity over the expected term of the security using the effective interest method.

•
“Available for sale” are those securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity. They are presented on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

Any premiums or discounts on securities are amortized into current income or loss using the effective interest method.

Since the Company’s initial public offering in March 2004, it has classified all of its securities investments as “available for sale,” as it concluded at that time that securities may be disposed of prior to maturity as part of the Company’s gain on sale activities. In January 2008, the Company reclassified a total of 11 securities that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 12, from “available for sale” to “held to maturity,” as the Company has the positive intent and ability to hold all of those securities until maturity and the terms of the financings significantly restrict or prohibit a sale. As of the date of transfer, the securities reclassified had a fair value of $137,193 and the related unrealized loss included in Other Comprehensive Income (Loss) was $(9,722).

The Company estimates fair value on all securities investments quarterly, and unrealized losses that in the judgment of management are “other-than-temporary” are charged against earnings as a loss on the Consolidated Statement of Operations. In estimating other-than-temporary impairment losses, management considers (1) the financial condition and near-term prospects of the underlying credit, (2) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value and (3) the length of time and the extent to which the fair value has been below cost. The Company had no losses on securities charged to the Statement of Operations during the quarters ended March 31, 2008 and March 31, 2007.

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

March 31, 2008 (unaudited)

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets (owned real properties) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the three months ended March 31, 2008 and March 31, 2007.

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

Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income allocable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. For the 2008 period, the Company’s computation of diluted earnings per share does not include 6,627,780 weighted average common shares that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.

The following summarizes the Company’s EPS computations for the three months ended March 31, 2008 and March 31, 2007 (in thousands, except per share amounts):

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

	For the three months ended March 31,

	2008	2007
Net income (loss) allocable to common stockholders	$(2,282)	$(93)
Weighted average number of common shares outstanding, basic and diluted	44,381	34,122
Earnings (loss) per share, basic and diluted	$(0.05)	$(0.00)
Non-vested shares included in weighted average number of shares outstanding above	935	700

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007 and, therefore, the effective date for the Company is January 1, 2008. The Company’s adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on its consolidated financial statements, although it has resulted in new disclosures (see Note 7).

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007 and, therefore, the effective date for the Company is January 1, 2008. The Company’s adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on its consolidated financial statements, as it has not elected the fair value option for any of its existing financial instruments on the effective date. The Company may elect the fair value option for eligible financial instruments it acquires in the future.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

3. Loans Held for Investment

Loans held for investment at March 31, 2008 and December 31, 2007, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to high credit quality tenants. As of March 31, 2008, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of March 31, 2008, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Mar 31, 2008	Dec 31, 2007
	Unaudited
Principal	$289,786	$268,417
Premium	3,299	1,726
Carrying amount of loans	293,085	270,143
Deferred origination fees, net	(834)	(850)
Total	$292,251	$269,293

The Company reclassified a $24,583 (amortized cost basis on the date of transfer) certificated mortgage loan investment previously classified as “Securities available for sale” into “Loans held for investment” during the quarter ended March 31, 2008, in connection with the dissolution of the trust holding the loan collateral.

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing. As of March 31, 2008, these investments aggregated $7,802, and are included in the table above.

At each of March 31, 2008 and December 31, 2007, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%. At March 31, 2008 and December 31, 2007, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.81% and 6.79%, respectively.

4. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at March 31, 2008 and December 31, 2007:

	Mar 31, 2008	Dec 31, 2007
	Unaudited
Real estate investments, at cost:
Land	$190,771	$190,771
Building and improvements	1,275,561	1,275,381
Intangible assets under SFAS 141	185,457	185,457
Less: Accumulated depreciation and amortization	(102,454)	(88,039)
Real estate investments, net	$1,549,335	$1,563,570
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$55,999	$55,999
Less: Accumulated amortization	(4,822)	(4,188)
Intangible liabilities on real estate investments, net	$51,177	$51,811

Acquisition costs capitalized as part of buildings and improvements were $0 for the three months ended March 31, 2008, and $95 for the three months ended March 31, 2007.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

The impact on rental revenue of the straight-line rent adjustment under SFAS No. 13 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of March 31, 2008 and December 31, 2007, were as follows:

	Mar 31, 2008	Dec 31, 2007
	Unaudited
Accrued Rental Income	$26,485	$28,782
Deferred Rental Income	13,098	116

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three months ended March 31, 2008 and March 31, 2007, were as follows:

	For the three months ended March 31,
	2008	2007
Depreciation on real estate (included in depreciation and amortization expense)	$8,315	$5,627
Amortization of in-place leases (included in depreciation and amortization expense)	5,112	2,576
Amortization of above-market leases (included as a reduction of rental revenue)	988	140
Amortization of below-market leases (included as a component of rental revenue)	634	360

As of March 31, 2008, the Company’s weighted average amortization period on intangible assets was 8.8 years, and the weighted average amortization period on intangible liabilities was 26.7 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of March 31, 2008 was as follows:

	Intangible Assets	Intangible Liabilities
9 Months Ending December 31, 2008	$18,302	$1,901
2009	22,583	2,535
2010	20,036	2,535
2011	19,324	2,535
2012	14,907	2,535
Thereafter	52,041	39,136
	$147,193	$51,177

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

During the three months ended March 31, 2008, the Company did not complete any new real estate acquisitions.

5. Asset Held for Sale

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company sold the property in March 2007, at a loss of approximately $55. This loss is included on the Company’s Statement of Operations for the three months ended March 31, 2007 as a component of “Income from discontinued operations.”

In accordance with SFAS No. 144, the Company reported the revenues from the Allstate Pittsburgh property as income from discontinued operations on the Consolidated Statement of Operations for the three months ended March 31, 2007. Revenue and net income for the Allstate Pittsburgh property were $38 and $38, respectively, for the three months ended March 31, 2007.

In accordance with SFAS No. 144, the Company reported the carrying value of the Cott Corporation property it acquired in July 2006 as asset held for sale on the March 31, 2008 and December 31, 2007 Consolidated Balance Sheets, and the revenues from the property as income from discontinued operations on the Consolidated Statements of Operations for each of the three months ended March 31, 2008 and March 31, 2007. Cott has ceased operations at this property and has requested a termination of its lease which has a remaining lease term of about 9 years (until June 2017). The Company is continuing to work with Cott on a number of opportunities that contemplate the sale of the property and a release of Cott from the lease in exchange for a lease termination payment. The Company expects to sell this property within the next twelve months and any gain or loss on the sale to be de minimis. Revenue and net income for the Cott Corporation property were $107 and $107, respectively, for the three months ended March 31, 2008, and $104 and $61, respectively, for the three months ended March 31, 2007.

6. Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at March 31, 2008:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	11	$151,217	$136,176	$145,757	$124,158	$340	$(21,939)
Available For Sale	9	52,050	32,233	40,267	32,233	95	(8,129)
Total	20	$203,267	$168,409	$186,024	$156,391	$435	$(30,068)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

A detailed schedule of the Company’s securities investments at March 31, 2008 follows:

		Mar 31, 2008
		Unaudited
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	6,076
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	476
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	728
Yahoo, Inc. (rated BBB-) Face Amount	Available For Sale	14,903
BACM 2006-4, Class H (rated BBB+) Face Amount	Held To Maturity	8,000
CALFS 1997-CTL1, Class D (rated BBB-) Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	9,526
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	11,081
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Held To Maturity	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	18,992
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB-) Face Amount	Held To Maturity	8,586
Lucent 6.70% due 9/1/2020 (rated BB-) Face Amount	Held To Maturity	36,616
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	16,890
Unearned Discount		(17,243)
Cost Basis		186,024
Net unrealized gain (loss) on securities		(17,615)
Total		$168,409

All credit ratings in the above table are as of March 31, 2008.

As discussed further in Note 3, one security was reclassified to “Loans held for investment” during the quarter ended March 31, 2008.

As discussed further in Note 2, the Company reclassified a total of 11 securities investments from “available for sale” to “held to maturity” during January 2008.

Unrealized gains and losses on securities at March 31, 2008 and December 31, 2007, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Mar 31, 2008	Dec 31, 2007
	Unaudited
Unrealized losses on securities previously available for sale	$(9,581)	$–
Unrealized gains on securities available for sale	95	1,785
Unrealized losses on securities available for sale	(8,129)	(15,505)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

The following table summarizes the Company’s securities in an unrealized loss position as of March 31, 2008.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$113,047	$28,929	13
In unrealized loss position 12 or more months	19,409	1,139	2

At March 31, 2008, a total of two securities were in a continuous unrealized loss position for more than 12 months. One security has a rating of BBB+, an unrealized loss of 1.8% of amortized cost and is classified as held to maturity. The other security has a rating of CCC, an unrealized loss of 50.9% of amortized cost and is classified as available for sale. The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses relate to market interest rate changes, and the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for a full recovery in fair value. In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At March 31, 2008 and December 31, 2007, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.4%, respectively.

Structuring fees receivable of $2,403 and $2,576 at March 31, 2008 and December 31, 2007, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

7. Fair Value

The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. Under existing accounting pronouncements, the Company measures its securities available for sale and its derivative assets and liabilities at fair value.

SFAS No. 157 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1 – Valuation inputs are unadjusted quoted market prices in active markets for identical assets or liabilities.

•
Level 2 – Valuation inputs are quoted prices for identical assets or liabilities that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

•	Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

Securities Available for Sale

The Company has determined that the valuations of its securities available for sale are classified in Level 2 of the fair value hierarchy. The Company estimates the fair value of securities available for sale by obtaining broker quotations, where available, based upon reasonable market order indications or a good faith estimate thereof. For securities where market quotes are not readily obtainable, management may also estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and sales of similar securities, where available.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

Derivative Assets and Liabilities

Currently, the Company uses forward starting interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31,2008
Assets
Securities available for sale	$–	$32,233	$–	$32,233

Liabilities
Derivative liabilities	$–	$9,624	$–	$9,624

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

8. Other Assets

Other assets as of March 31, 2008 and December 31, 2007, consisted of the following:

	Mar 31, 2008	Dec 31, 2007
	Unaudited
Receivables and accrued interest	$8,738	$9,524
Prepaid expenses and deposits	1,837	1,712
Reserve accounts	11,323	14,348
Escrow held with mortgage lender	212	812
Funds with CDO trustee pending distribution or reinvestment	9,975	11,910
Restricted cash	347	15
Amounts held by servicer	1,811	3,048
Accrued rental income	26,485	28,782
Debt issuance costs, net	10,947	11,316
Investment in partially-owned entities	1,139	1,139
Investment in statutory trust	930	930
Other	1,536	1,647
Total	$75,280	$85,183

9. Joint Venture Investments

In April 2007, the Company invested in Matapeake Partners LLC (“Matapeake”), a newly formed real estate investment and management company. The Company agreed, pursuant to the limited liability company agreement, to invest up to $5,000 of capital from time to time, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. The Company expects its contributions will comprise less than 50% of the total capital contributed to Matapeake. As of March 31, 2008, the Company had invested $1,139 toward its aggregate $5,000 commitment.

The Company also may from time to time source owned property investments to Matapeake. The Company intends to retain an interest in any property sourced to Matapeake. To date, the Company has not sourced any properties to Matapeake.

10. Repurchase Agreement and Revolver

As of March 31, 2008, the Company had a $250,000 repurchase agreement and a $30,000 revolving loan agreement (the “Revolver”) in place for short-term liquidity requirements, in each case with Wachovia Bank, N.A. As discussed under Note 22 below, each of these agreements was consolidated into a new credit agreement with Wachovia Bank, N.A. on April 29, 2008, and, as a result, the Company’s repurchase agreement and Revolver were terminated at that time.

The repurchase agreement was a 364-day secured facility and was scheduled to mature on August 23, 2008. The Company’s core borrowing capacity on the repurchase agreement was $250,000.

Borrowings under the Company’s repurchase agreement were secured by the assets financed and the Company’s obligations were fully recourse to its other assets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

Amounts related to the Company’s repurchase agreement as of March 31, 2008 and December 31, 2007, were as follows:

	Mar 31, 2008	Dec 31, 2007
	(unaudited)
Collateral carry value
Loans held for investment	$89,927	$67,255
Intercompany mortgage loans on CapLease properties	165,789	167,544
Commercial mortgage-backed securities	36,481	59,464
Total	$292,197	$294,263

Borrowings
Loans held for investment	$72,718	$56,888
Intercompany mortgage loans on CapLease properties	131,075	132,572
Commercial mortgage-backed securities	27,318	43,409
Total	$231,111	$232,869

The Company was required to pay interest on amounts borrowed under its repurchase agreement with Wachovia Bank at prevailing short-term rates (30-day London Interbank Offered Rate (“LIBOR”)) plus a pricing spread (determined based upon the class and credit rating of the asset financed). Weighted average effective financing rates on the Company’s repurchase agreement borrowings for the three months ended March 31, 2008 and March 31, 2007, were as follows:

	For the three months ended March 31,
	2008	2007
	unaudited	unaudited
Wachovia-mortgage loan repurchase agreements	4.49%	6.31%
Wachovia-CMBS repurchase agreements	4.61%	6.18%

The effective financing rates for the 2008 period reflects a weighted average 30-day LIBOR of 3.51% for the three months ended March 31, 2008. As of March 31, 2008 and March 31, 2007, the 30-day LIBOR rate was 2.70% and 5.32%, respectively.

The Revolver provided that the Company may borrow up to $30,000 from time to time over the three year term through July 2010, and its borrowings would bear interest at prevailing short-term interest rates (30-day LIBOR) plus 125 basis points.

The Company’s borrowings under the Revolver were secured by a first mortgage on its owned property in Johnston, Rhode Island, which is leased to the Factory Mutual Insurance Company, and an assignment of the Company’s interest in the lease and rents on the property. The Revolver was a fully recourse lending arrangement. The Company was permitted to use proceeds from borrowings under the Revolver for any corporate purpose, including to fund investments or repay other indebtedness.

As of March 31, 2008, the Company had no borrowings under the Revolver.

The Company was required to comply with the following financial covenants under the repurchase agreement and the Revolver: minimum liquidity, minimum consolidated net worth and maximum leverage.

11. Risk Management Transactions

The Company enters into risk management transactions as an integral component of its overall portfolio financing strategy. The Company employs risk management transactions to manage its exposure to changes in interest rates associated with the Company’s expected future debt issuances. Through these risk management transactions, the Company seeks to significantly secure its cost of financing on the associated long-term debt issuance and, thus, attempt to significantly secure its positive spread on the assets financed.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

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

Pursuant to the swap contract, the Company agrees to exchange a series of interest rate cash flows with a third party (the counterparty) over a prescribed period. For example, a typical swap contract entered into by the Company provides that the Company will pay fixed interest payments to the counterparty in exchange for floating rate interest payments to the Company by the counterparty. Payments are established based on a notional amount which generally represents the amount of long-term fixed rate debt the Company expects to issue. The parties do not exchange notional amounts. The Company typically terminates swap contracts at the time of pricing or debt issuance, termination results in payment or receipt of cash in amount that approximates the present value of the expected future cash flows remaining on the swap contract. Payments are normally exchanged beginning on the date of the expected debt issuance.

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

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on the Company’s Statement of Operations. No assurance can be made that the Company will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of the Company’s gains and losses that will be deemed effective under SFAS No. 133. Changes in management’s initial assumptions regarding the proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the yield curve (which represents market expectations of future interest rates) are among the factors that could cause the Company to include a greater portion of its gains and losses from the associated risk management transactions as current income or loss.

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

As of March 31, 2008, the Company was using interest rate swaps, which have been designated and qualified as cash flow hedges, to hedge its exposure to changes in the interest-related cash outflows on forecasted future borrowings through November 2017. Amounts related to open swap positions, as of March 31, 2008 and December 31, 2007, which consisted of a single interest swap contract, were as follows:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

	Mar 31, 2008		Dec 31, 2007
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swap	$175,485	$(9,624)	$177,442	$(4,559)

At March 31, 2008 and December 31, 2007, the Company had hedged the following future borrowings:

	Mar 31, 2008	Dec 31, 2007
	Unaudited
Future borrowings (principal amount)	$175,485	$177,442

At March 31, 2008 and December 31, 2007, derivative liabilities with a fair value of $9,624 and $4,559, respectively, were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet. At March 31, 2008, the Company determined the fair value of derivative liabilities in accordance with the fair value measurement guidance of SFAS No. 157. See Note 7 for more information on the Company’s fair value measurements.

For the three months ended March 31, 2008 and March 31, 2007, the Company had net realized gains and (losses) of $(299) and $196, respectively, related to cash flow hedges. For the three months ended March 31, 2008 and March 31, 2007, the Company reclassified $156 and $302, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

Within the next twelve months, the Company estimates that $638 of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

The change in net unrealized gains and (losses) of $(5,249) and $(110) in the three months ended March 31, 2008 and March 31, 2007, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

The Company had net expense from derivatives of $2,060 and $11 for the three months ended March 31, 2008 and March 31, 2007, respectively. These amounts are included in “Loss on derivatives” on the Consolidated Statements of Operations. The loss in the 2008 period includes approximately $1,550 of hedge ineffectiveness resulting from changes in (i) management’s estimates of when the related hedged debt will be issued, and (ii) the shape of the yield curve (which represents market expectations of future interest rates). The Company revised its expected long-term debt issuance date due to the current dislocations in the credit markets.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

•	convertible senior notes; and

•	debt related to trust preferred securities.

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Mar 31, 2008		Dec 31, 2007			Effective
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Financing Rate (1)	Maturity
	(unaudited)	(unaudited)
The Travelers Corporation, Hartford, CT	$18,363	$19,721	$19,406	$20,944	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	12,851	14,316	12,511	14,046	10.76%	7.67%	Oct 2011
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.65%	Aug 2012
Choice Hotels International, Inc., Silver Spring, MD	30,726	30,726	30,937	30,937	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,545	13,545	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,811	20,811	20,866	20,866	5.24%	5.29%	May 2013
Aon Corporation, Glenview, IL	64,438	64,438	64,708	64,708	5.23%	5.75%	Nov 2014
Cadbury Schweppes Holdings (US), Whippany, NJ	34,922	34,922	35,065	35,065	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,532	41,532	41,591	41,591	5.33%	5.40%	Jun 2015
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,208	15,208	15,224	15,224	5.11%	5.16%	Aug 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	63,307	63,307	63,632	63,632	5.32%	5.56%	Sep 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	71,167	71,167	71,273	71,273	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	6,260	6,504	6,386	6,642	7.30%	6.41%	Apr 2016
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittown, PA	14,576	14,576	14,621	14,621	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,747	1,860	1,783	1,901	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.85%	Jan 2017
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.75%	Feb 2017
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.55%	May 2017
AmeriCredit Corp., Arlington, TX	28,477	28,133	28,586	28,234	5.28%	5.51%	Sep 2017
Walgreen Co., Portsmouth, VA	3,036	3,212	3,068	3,249	7.20%	6.18%	Jul 2018
United States Government (EPA), Kansas City, KS	20,775	24,026	20,775	24,082	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,538	15,475	14,605	15,555	6.28%	5.52%	Jan 2024
Total	$973,904	$981,104	$976,237	$983,770

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 4 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,455,931 at March 31, 2008, and $1,455,751 at December 31, 2007.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

Collateralized Debt Obligations

The Company issued a collateralized debt obligation, or CDO, in March 2005. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle. The assets serve as collateral for the Company’s obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. Through October 2009, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the collateral assets. The following table summarizes the assets posted as CDO collateral as of March 31, 2008.

Carry Value
Loans held for investment	$162,081
Intercompany mortgage loans on CapLease properties	43,201
Commercial mortgage-backed securities	77,043
Total	$282,325

Secured Term Loan

On December 18, 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V. Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is 6.05% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions. The following table summarizes the assets pledged as collateral for the Company’s obligations under the loan as of March 31, 2008.

Carry Value
Loans held for investment	$44,236
Intercompany mortgage loans on CapLease properties	55,248
Commercial mortgage-backed securities	59,133
Total	$158,617

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

The net proceeds of the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $72,774. CapLease used $15,000 of the net proceeds to purchase shares of its common stock at the closing of the offering, and the remaining proceeds for general corporate purposes, including to repay borrowings under the Company’s repurchase agreement.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

Scheduled principal amortization and balloon payments for all of the Company’s long-term debt as of March 31, 2008 for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
9 Months Ending December 31, 2008	$13,082	$–	$13,082
2009	22,979	–	22,979
2010	50,724	–	50,724
2011	42,171	18,861	61,032
2012	43,750	192,000	235,750
Thereafter	165,580	934,174	1,099,754
	$338,286	$1,145,035	$1,483,321

For purposes of the above table and with respect to the convertible senior notes issued in October 2007, the Company has assumed a balloon payment date in October 2012 when the notes become subject to a holder redemption right (rather than the stated maturity date in 2027).

13. Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business. The Company is not currently involved in any matter which management believes will have a material adverse effect on the Company’s business, results of operations or financial condition.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At March 31, 2008, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company is obligated under a letter of credit with respect to one of its 1999 securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $25 and $25 for the three months ended March 31, 2008 and March 31, 2007, respectively.

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812. During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of March 31, 2008, $600 of these funds have been disbursed.

As discussed under Note 9 above, the Company has agreed to contribute up to $5,000 of capital to Matapeake, a real estate investment and management company, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. As of March 31, 2008, the Company had invested $1,139 toward its aggregate $5,000 commitment.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

14. Minority Interests

As of March 31, 2008, the Operating Partnership had issued and outstanding 263,157 common units of limited partnership to a minority interest holder. All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the minority interest holder. Beginning on June 13, 2008, the units of limited partnership are redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

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

15. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of March 31, 2008, CapLease had issued and outstanding 44,744,280 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During March 2008, CLF, Inc. issued 393,950 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of March 31, 2008, the Company had awarded 1,791,195 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 16 below).

Dividends

CapLease has paid cash dividends to its common stockholders each quarter since the third quarter of 2004, and to its Series A preferred stockholders each quarter since the fourth quarter of 2005.

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2006	12/29/2006	1/16/2007	$0.20	$6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883
6/30/2007	6/29/2007	7/16/2007	0.20	9,046
9/30/2007	9/28/2007	10/15/2007	0.20	9,175
12/31/2007	12/31/2007	1/15/2008	0.20	8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2006	12/29/2006	1/16/2007	$0.5078125	$711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711
6/30/2007	6/30/2007	7/16/2007	0.5078125	711
9/30/2007	9/28/2007	10/15/2007	0.5078125	711
12/31/2007	12/28/2007	1/15/2008	0.5078125	711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711

16. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan. As of March 31, 2008, the Company had awarded 1,791,195 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

A summary of the Company’s activity under the stock plan from January 1, 2007 through the three months ended March 31, 2008, is presented below:

	Number of Shares
Stock Awards at January 1, 2007	1,081,995
Granted During the Year Ended December 31, 2007	315,250	(1)
Stock Awards at January 1, 2008	1,397,245
Granted During the Quarter Ended March 31, 2008	393,950	(2)
Stock Awards at March 31, 2008	1,791,195

(1)
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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

(2)
Shares are scheduled to vest between March 2009 and March 2013, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 196,725 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

A summary of the status of unvested shares from January 1, 2007 through the three months ended March 31, 2008, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2007	588,113	436,891	$10.99
Current period awards	315,250	189,850	10.91
Prior period awards	N/A	30,770	10.91
Vested	(210,781)	(210,781)	10.97
Nonvested at January 1, 2008	692,582	446,731	10.99
Current period awards	393,950	236,570	8.43
Prior period awards	N/A	79,799	8.43
Vested	(151,467)	(151,467)	10.99
Nonvested at March 31, 2008	935,065	611,633	9.67

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

As of March 31, 2008, $5,851 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2013). As of March 31, 2008, the grant date fair value for awards of 24,886 shares made in 2005, 47,116 shares made in 2006, 94,050 shares made in 2007 and 157,380 shares made in 2008, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

17. Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income (loss), as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses reclassified into interest expense). The Company’s comprehensive income (loss) for the three months ended March 31, 2008 and March 31, 2007 is summarized below:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

	For the three months ended March 31,
	2008	2007

Net income (loss)	$(1,571)	$618
Increase (decrease) in fair value on securities available for sale	(4,036)	(253)
Amortization of unrealized loss on securities previously classified as available for sale	141	–
Increase (decrease) in fair value of derivatives	(5,249)	(110)
Reclassification of derivative items into earnings	2,216	314
Realized gain (loss) on derivatives	(299)	196
Comprehensive income (loss)	$(8,798)	$765

SFAS No. 130, Reporting Comprehensive Income, divides comprehensive income (loss) into “net income (loss)” and “other comprehensive income (loss).” Other comprehensive income (loss) is defined as revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss). Other comprehensive income (loss) is a component of Stockholders’ Equity and is shown on the Company’s Consolidated Statement of Changes in Stockholders’ Equity (fourth column). The following table summarizes the Company’s Accumulated Other Comprehensive Income (Loss) as reported on the Consolidated Statement of Changes in Stockholders’ Equity.

	Mar 31, 2008	Dec 31, 2007

Net unrealized losses on securities available for sale	$(8,034)	$(13,720)
Net unrealized losses on securities previously classified as available for sale	(9,581)	–
Net unrealized losses on derivatives	(9,771)	(4,522)
Net realized losses on derivatives	(5,861)	(7,778)
Accumulated other comprehensive loss	$(33,247)	$(26,020)

18. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2008 to 2026 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2008, are as follows:

9 Months Ending December 31, 2008	$81,697
2009	128,976
2010	114,063
2011	113,875
2012	115,865
Thereafter	632,830
$1,187,306

19. Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2007, the Company acquired all real properties purchased during 2008 and 2007. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2008 (unaudited)

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months ended March 31,
	2008	2007
Total revenues	$46,476	$45,257
Income from continuing operations	$(1,678)	$2,428
Net income allocable to common stockholders	$(2,282)	$1,761
Income per basic and diluted common share from continuing operations	$(0.04)	$0.07
Net income per basic and diluted common share	$(0.05)	$0.05

20. Segment Reporting

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

Selected results of operations by segment for the three months ended March 31, 2008 and March 31, 2007, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2008	Mar 31, 2007	Mar 31, 2008	Mar 31, 2007	Mar 31, 2008	Mar 31, 2007
Total revenues	$383	$136	$37,318	$26,809	$8,776	$8,219
Total expenses and minority interest	5,543	3,556	34,920	25,489	7,691	5,545
Income (loss) from continuing operations	(5,161)	(3,420)	2,397	1,320	1,085	2,674
Total assets	85,448	38,328	1,600,269	1,206,598	465,449	456,880

21. Variable Interest Entities

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

March 31, 2008 (unaudited)

If an entity is deemed to be a VIE, an enterprise that absorbs a majority of the expected losses of the entity is considered the primary beneficiary and must consolidate the VIE.

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded two such loans as of March 31, 2008, with an aggregate unpaid principal amount of approximately $1,148 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company’s commitment to make loans was terminated in October 2007. As of March 31, 2008, the Company had advanced $6,654 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s 50% membership interest in the joint venture and a guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

22. Subsequent Events

On April 29, 2008, the Company (through its wholly-owned subsidiary Caplease Debt Funding, LP) entered into a new credit agreement with Wachovia Bank, N.A. Pursuant to the agreement, Wachovia Bank agreed to make an aggregate of $250,000 of term and revolving credit loans available to the Company. The Company drew a $210,392 term loan upon closing of the borrowing facility and may make draws of revolving credit loans from time to time during the agreement term to finance commercial real estate assets that are approved by the Wachovia Bank in its discretion.

The credit agreement is for a term of two years with a one-year extension option at the Company’s option. The Company can prepay its borrowings under the facility in whole or in part at any time (subject to a $1,000 minimum) without any penalty or premium. The Company is required to use a portion of its future debt or equity issuances to prepay borrowings under the facility. The facility is a floating rate LIBOR based facility and initially bears interest at 30-day LIBOR plus 200 basis points.

In connection with the financing transaction, the Company and Wachovia also agreed to consolidate their existing lending arrangements into this new facility and, as a result, the Company’s repurchase agreement and Revolver, discussed above in Note 10, were terminated. The Company’s borrowings under the new facility are secured by the same collateral that previously secured its obligations under the repurchase agreement and Revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island and leased to Factory Mutual Insurance Company. The Company’s obligations under the new credit agreement are also fully recourse to all of its other assets. In the event Wachovia determines that the value of the Company’s collateral assets has declined, Wachovia may require the Company to prepay a portion of its borrowings, provided that Wachovia may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company is required to comply with the following financial covenants under the new credit agreement: minimum liquidity and minimum consolidated net worth.

The Company repaid $14,628 of debt it owed to Wachovia Bank upon closing of the new credit facility.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. Our overall portfolio leverage as of March 31, 2008 was approximately 79.3%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We seek to match-fund our assets, or obtain long-term fixed rate debt whose maturity matches the maturity of the asset financed. Through March 31, 2008, our long-term financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). For assets not yet financed with long-term fixed rate debt, we employ a hedging strategy to manage our exposure to changes in interest rates prior to the time we obtain long-term fixed rate financing.

We rely primarily on equity and debt capital to fund our portfolio growth. Through March 31, 2008, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).

Business Environment

The credit market dislocations that we have disclosed previously continued and intensified in the first quarter of 2008. These conditions continue to impact us in a variety of ways, including by:

•
making it difficult for us to price and finance new investment opportunities on attractive terms. As a result of market conditions, we have not been adding new asset investments to our investment portfolio.

•
causing a delay in the long-term fixed rate financing of the mortgage assets previously financed under our repurchase agreement, which were scheduled to be financed through a CDO. In April 2008, we entered into a two year credit agreement with an option for a third year with Wachovia Bank and refinanced these assets on the new facility at closing. While this new facility relieves short-term refinancing risk, it is priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate, is recourse to all of our other assets and enables the lender to exercise margin calls primarily for credit events related to the assets financed. We may experience increases in our borrowing costs as a result of increases in LIBOR. We intend to refinance these assets on a longer-term fixed rate non-recourse basis as soon as credit market conditions improve and we can do so at a favorable cost to our company. We expect credit market conditions to impact our ability to refinance these assets and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

Widening credit spreads and reduced market trading activity for real estate securities continue to result in lower valuations on our real estate securities. To date, consistent with prevailing accounting guidance, these lower valuations have impacted us primarily through reductions in Stockholders’ Equity on our Consolidated Balance Sheet, rather than through impairment charges directly to our Consolidated Statement of Operations.

We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. If market instability persists or intensifies, the trends discussed above may continue and we may be impacted in a variety of additional ways. For example, we may experience challenges in raising additional capital, margin calls on our new credit facility and impairment charges on our assets, particularly on our loan and securities investments.

We may also continue to preserve liquidity until credit markets normalize. Credit market conditions have resulted in reduced trading activity and lower valuations for our securities, which could impact the amount at which and how quickly we could sell our assets if needed to generate liquidity. Our ability to sell collateral to generate liquidity could also be impacted by factors such as the relative illiquidity of certain of our assets (i.e., our owned property and loan investments) and limitations on sale imposed pursuant to the debt financing terms of our assets.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2008.

Investment and Financing Activities

During the three months ended March 31, 2008, we did not make any new investments or complete any new asset financings.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended March 31, 2008 and March 31, 2007, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2008	Mar 31, 2007	Mar 31, 2008	Mar 31, 2007	Mar 31, 2008	Mar 31, 2007
Total revenues	$383	$136	$37,318	$26,809	$8,776	$8,219
Total expenses and minority interest	5,543	3,556	34,920	25,489	7,691	5,545
Income (loss) from continuing operations	(5,161)	(3,420)	2,397	1,320	1,085	2,674
Total assets	85,448	38,328	1,600,269	1,206,598	465,449	456,880

Comparison of Results of Operations of the Quarter Ended March 31, 2008 to the Quarter Ended March 31, 2007

The following discussion compares our operating results for the quarter ended March 31, 2008 to the comparable period in 2007.

Revenue.

Total revenue increased $11.3 million, or 32%, to $46.5 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and an increase in interest income.

Rental revenue and property expense recoveries, in the aggregate, increased $10.5 million, or 39%, to $37.1 million. The increase was due to an increase in the underlying property investments from the prior year period. Between April 1, 2007 and March 31, 2008, we added 19 owned property assets for an aggregate purchase price of approximately $374.5 million.

Interest income increased $0.8 million, or 9%, to $9.2 million, reflecting an increase in aggregate loan and securities investments as well as an increase in interest paying cash balances.

Expenses.

Total expenses increased $13.6 million, or 39%, to $48.2 million. The increase in expenses was primarily attributable to higher levels of interest expense, depreciation and amortization expense on real property and loss on derivatives.

Interest expense increased $5.4 million, or 29%, from $19.1 million to $24.5 million. The increase in 2008 consisted of $2.6 million of additional interest expense on property mortgages originated or assumed in 2007, $1.5 million of interest expense on the convertible senior notes we issued in October 2007, and $1.6 million of interest expense on the secured term loan we issued in December 2007, partially offset by $0.3 million of lower interest expense under our repurchase agreement (resulting from lower interest rates on slightly higher borrowings in 2008). The Company’s average balance outstanding and interest rate under the repurchase agreement was approximately $232 million at 3.5% during the 2008 period, compared with approximately $224 million at 5.3% during the 2007 period.

Depreciation and amortization expense on real property increased $5.2 million, or 64%, from $8.2 million to $13.4 million, due to the increase in property investments compared with the prior year period.

Property expenses increased $0.4 million, or 9%, to $4.7 million. The net amount of property expenses we incurred (net of expense recoveries) during the 2008 period was $2.0 million. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government. While our investment focus continues to be on net lease properties, we expect to continue to make owned property investments where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

Loss on derivatives increased $2.0 million, to $2.1 million in the 2008 period. Credit market dislocations triggered a delay in the expected issuance date of the hedged debt and shifts in the yield curve, which have resulted in a portion of our hedge losses being reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

General and administrative expense increased $0.4 million, or 15%, to $3.0 million, primarily reflecting higher legal expenses associated with litigation involving the real property we own in Johnston, Rhode Island and leased to Factory Mutual Insurance Company.

General and administrative expense-stock based compensation increased $0.1 million, or 34%, to $0.4 million. The increase was primarily a result of an additional year of stock awards impacting the 2008 expense. As of March 31, 2008, $5.9 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2013). As of March 31, 2008, the grant date fair value for awards of 24,886 shares made in 2005, 47,116 shares made in 2006, 94,050 shares made in 2007 and 157,380 shares made in 2008, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

Net income (loss).

Net income (loss) decreased to $(1.6) million, from $0.6 million, primarily as a result of the loss on derivatives in the 2008 period. The increase in all other expense categories was offset in full by an increase in revenues. Net (loss) allocable to common stockholders was $(2.3) million in the first quarter of 2008, reflecting dividends to preferred stockholders of $0.7 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three months ended March 31, 2008 and March 31, 2007.

	For the Three Months Ended March 31
(in thousands, except per share amounts)	2008	2007
Net (loss) allocable to common stockholders	$(2,282)	$(93)
Add (deduct):
Minority interest-OP units	(14)	(1)
Depreciation and amortization expense on real property	13,427	8,203
Depreciation and amortization expense on discontinued operations	–	43
Funds from operations	$11,131	$8,152

Weighted average number of common shares outstanding, basic and diluted	44,381	34,122
Weighted average number of OP units outstanding	263	263
Weighted average number of common shares and OP units outstanding, diluted	44,644	34,385

Net (loss) per common share, basic and diluted	$(0.05)	$(0.00)
Funds from operations per share	$0.25	$0.24

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Leverage also exposes us to a variety of risks which are discussed in more detail in elsewhere in our most recent Annual Report on Form 10-K under the heading “Risk Factors.” We expect our leverage to average 70% to 85% of our assets in portfolio. Our overall portfolio leverage as of March 31, 2008 was approximately 79.3%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We seek to match-fund our assets, or obtain long-term fixed rate debt whose maturity matches the maturity of the asset financed. Through March 31, 2008, our long-term asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). As of March 31, 2008, we have financed on a long-term fixed rate basis an aggregate of approximately $1.80 billion of assets in portfolio with third party mortgage debt of $981.1 million and term financings of $396.6 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock in the quarter ended March 31, 2008. We also declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in the quarter ended March 31, 2008.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, and through revolving loan borrowings under our new credit agreement with Wachovia Bank discussed below. We also expect that a portion of the proceeds from our issuances of debt and/or equity capital will be used for short-term liquidity. As of March 31, 2008, we had $58.1 million in available cash and cash equivalents. We paid down $14.6 million of borrowings with Wachovia Bank upon entering into our new credit agreement with them on April 29, 2008. As of May 8, 2008, we had $22.5 million in available cash and cash equivalents.

On April 29, 2008, we entered into a new credit agreement with Wachovia Bank. Pursuant to the agreement, Wachovia Bank agreed to make an aggregate of $250 million of term and revolving credit loans available to us. We drew a $210.4 million term loan upon closing of the borrowing facility and may make draws of revolving credit loans from time to time during the agreement term to finance commercial real estate assets that are approved by the Wachovia Bank in its discretion.

The credit agreement is for a term of two years with a one-year extension option at our option. We can prepay our borrowings under the facility in whole or in part at any time (subject to a $1 million minimum) without any penalty or premium. We are required to use a portion of our future debt or equity issuances to prepay our borrowings under the facility. The facility is a floating rate LIBOR (London Interbank Offered Rate) based facility and initially bears interest at 30-day LIBOR plus 200 basis points.

In connection with the financing transaction, we also agreed to consolidate our existing lending arrangements with Wachovia Bank into this new facility and, as a result, our repurchase agreement and $30 million revolving loan agreement were terminated. Our borrowings under the new facility are secured by the same collateral that previously secured our obligations under the repurchase agreement and $30 million revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island and leased to Factory Mutual Insurance Company. Our obligations under the new credit agreement are also recourse to all of our other assets. In the event Wachovia determines that the value of our collateral assets has declined, Wachovia may require us to prepay a portion of our borrowings, provided that Wachovia may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital.

Through March 31, 2008, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan. The plan provides us with an additional source of equity capital. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion. During the three months ended March 31, 2008, we issued no shares of common stock through the plan. During the year ended December 31, 2007, we issued 1,111,641 shares of common stock through the plan at an average price of $10.38 per share. As of March 31, 2008, we have reserved an aggregate of 3,888,359 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

We expect to continue to raise additional capital from time to time to enable us to continue to implement our growth strategy, although the precise timing of our next capital raise will be impacted by our pace of investment activity and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time. As of March 31, 2008, we have an effective shelf registration statement under which we can offer an aggregate of $500 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

Long-Term Mortgage Financings.

During the quarter ended March 31, 2008, we did not obtain any new mortgage financings.

Our mortgage financings are fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity. We believe the value of the assets financed is, and will continue to be, sufficient to repay or refinance our debt at maturity.

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

We also completed an entirely fixed rate CDO financing in March 2005. We aggregated approximately $300 million of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million of preferred equity through the securitization vehicle. The assets serve as collateral for our obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto. The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity. Each of the five note classes of the CDO was rated investment grade. Through October 2009, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when the notes become subject to an auction call procedure. Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.67%. Our CDO debt is non-recourse to us but is secured by the collateral assets.

We entered into a $250 million two year credit agreement with an option for an additional year with Wachovia Bank, N.A on April 29, 2008. The agreement is a floating rate LIBOR based facility. At closing, we refinanced the assets previously financed on our repurchase agreement into this new facility. We intend to refinance the assets securing our new credit agreement on a longer-term fixed rate basis as soon as credit market conditions improve and we can do so at a favorable cost to our company, although we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $36.1 million of cash during the quarter ended March 31, 2008, primarily driven by net (loss) as adjusted by various non-cash gains, income and charges of $29.7 million and decreases in other assets of $6.5 million. Operating activities provided $4.5 million of cash during the quarter ended March 31, 2007, primarily driven by net income as adjusted by various non-cash gains, income and charges of $7.3 million, partially offset by increases in other assets of $3.1 million.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13. As of March 31, 2008, this has resulted in the Company accruing $13.4 million of rental income in excess of actual rents due under the various leases. During the three months ended March 31, 2008, actual rents due under the leases exceeded rents on a straight-line basis by $15.3 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $2.8 million of cash during the quarter ended March 31, 2008, which primarily resulted from principal received on loans of $1.5 million and securities of $1.5 million. Investing activities used $55.1 million during the quarter ended March 31, 2007, which primarily resulted from net investments in real estate of $58.5 million and deposits on real estate investments of $4.0 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $4.1 million and securities of $0.6 million.

Cash used in financing activities during the quarter ended March 31, 2008 was $14.9 million, which primarily resulted from dividends and distributions paid of $9.6 million and net repayments of principal on debt of $5.6 million. Cash provided by financing activities during the quarter ended March 31, 2007 was $56.2 million, which primarily resulted from net borrowings from mortgages on real estate investments of $34.9 million and net borrowings under repurchase agreement obligations of $28.9 million, partially offset by dividends and distributions paid of $7.5 million.

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

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on our Statement of Operations. No assurance can be made that we will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of our gains and losses that will be deemed effective under SFAS No. 133. Changes in management’s initial assumptions regarding the proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the yield curve (which represents market expectations of future interest rates) are among the factors that could cause us to include a greater portion of our gains and losses from the associated risk management transactions as current income or loss.

See Note 11 in our consolidated financial statements included in this Form 10-Q for additional discussion of our hedging and risk management transactions.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to make additional investments in a timely manner or on acceptable terms;

•	our ability to obtain long-term financing for our asset investments in a timely manner and on terms that are consistent with those we project when we invest in the asset;

•	adverse changes in the financial condition of the tenants underlying our investments;

•	increases in our financing costs (including LIBOR rates), our general and administrative costs and/or our property expenses;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced. We attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Changes in credit spreads can have many of the same impacts on us as a change in interest rates, or principally:

•	increases in credit spreads can result in spread compression on investments we target and, thus, a slowing of our new investment pace;

•	increases in credit spreads can increase our anticipated cost to finance assets not yet financed with long-term fixed rate debt, causing our expected spread on these assets to be reduced; and

•	increases in credit spreads can lower the value of our loans and securities as required yields on these assets increase.

Tenant Credit Rating Exposure

Substantially all of our portfolio assets are subject to risks due to credit rating changes of the underlying tenant or tenants. Deterioration in the underlying tenant’s credit rating can result in a lower value for the related asset, which could result in a reduction in the equity on our balance sheet or, if the value is less than our cost basis and we determine the loss to be other-than-temporary, an impairment loss on our Statement of Operations. In addition, declines in the credit rating of a particular tenant prior to our obtaining long-term fixed rate financing could result in a margin call by the related lender, and precipitous declines may significantly impede or eliminate our ability to finance the asset. We manage these risks by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes. We also seek to lock or procure long-term financing on our assets as promptly as practicable after we commit to invest.

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2008, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of March 31, 2008 (dollars in thousands):

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$293,085	$289,786	6.81%	Various	$285,079
Commercial mortgage-backed securities (2)	168,409	203,267	7.47%	2009-2028	156,391
Structuring fees receivable	2,403	N/A	8.03%	2010-2020	2,403

Liabilities
Repurchase agreement obligations (4)	$231,111	$231,111	6.21%	Short-term	$231,111
Mortgage notes payable (5)	981,104	973,904	5.63%	2011-2024	897,147
Collateralized debt obligations (5)	268,236	268,500	5.67%	2015	206,331
Secured term loan (5)	128,050	128,050	6.05%	2018	130,322
Convertible senior notes (6)	75,000	75,000	8.24%	2012	63,078
Other long-term debt (7)	30,930	30,930	8.30%	2016	22,507
Derivative liabilities (3)	9,624	175,485	N/A	N/A	9,624
_____________
(1)
This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available. The maturity dates for the loans range from 2009 through 2033.

(2)
Commercial mortgage-backed securities represent subordinate interests in securitizations, as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans (collectively, CMBS). Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for the CMBS are shown at their respective face amounts. Fair value for the CMBS is based on third-party quotations, where obtainable, or our estimate of fair value, based on yields of comparably rated securities in the CMBS market. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the CMBS, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

(3)	These instruments represent hedging and risk management transactions involving interest rate swaps. They have been valued by reference to market quotations.

(4)
Our repurchase agreement obligations bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value. We refinanced the repurchase agreement borrowings in April 2008.

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

Scheduled maturities of interest rate sensitive instruments as of March 31, 2008 are as follows:
	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$6,024	$16,321	$11,972	$13,219	$13,977	$228,273
Commercial mortgage-backed securities	966	25,378	2,783	3,423	3,933	166,784
Structuring fees receivable	539	771	767	72	79	175
Mortgages on real estate investments	8,781	13,371	15,741	36,433	132,081	774,697
Repurchase agreement obligations	231,111	–	–	–	–	–
Collateralized debt obligations	(29)	(41)	22,792	10,861	13,290	221,363
Secured term loan	4,331	9,649	12,191	13,737	15,380	72,762
Convertible senior notes	–	–	–	–	75,000
Other long-term debt	–	–	–	–	–	30,930
Derivative liabilities	9,624	–	–	–	–	–

Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

The expected maturity dates shown for loan investments, commercial mortgage-backed securities and structuring fees receivable are based on the contractual terms of the underlying assets. These assets, based on our current operating strategy, are held for investment. Our liabilities with respect to our repurchase agreement are short-term in nature and, accordingly, are listed in the current period. We refinanced the repurchase agreement borrowings in April 2008. The material assumptions used to determine fair value are included in footnotes 1 through 7 in the immediately preceding table.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

We recently learned that one of our tenants, Factory Mutual Insurance Company, is planning to construct a new 350,000 square foot office building adjacent to the property we currently own and lease to them as their corporate headquarters. We understand that construction of the new building commenced in late March 2008. Our lease with Factory Mutual expires on July 31, 2009. Factory Mutual has until May 31, 2008 to elect to renew its current lease on our building. Factory Mutual has a unilateral option to renew for a series of five year terms at below market rates. The renewal rent is at about 40% of Factory Mutual’s current rent.

On each of April 4, April 15, and April 16, 2008, we filed separate appeals with the Town of Johnston, Rhode Island Zoning Board of Appeal, related to the issuance by the Town of Johnston Planning Board, of approvals of two separate plan applications and two separate building permits to Factory Mutual related to its proposed new building. The reason we filed these appeals is to ensure that the extensive development Factory Mutual is proposing does not adversely affect our property. Our primary concerns relate to traffic and flooding issues in the area.

Our appeals seek to reverse the decisions of the Planning Board in approving Factory Mutual’s applications and in issuing the building permits on the grounds that the Planning Board violated state and local law by circumventing our rights and those of other neighboring property owners to review and comment on Factory Mutual’s proposed development. Among the violations we allege are that the Planning Board failed to make Factory Mutual’s public applications available to us for review on a timely basis prior to the statutorily required public hearing process and issued the building permits prior to proper review and approval of Factory Mutual’s plan applications. Under Rhode Island law, our appeals act to automatically stay further proceeding and development of the proposed project. The appeals are expected to be heard on May 14, 2008.

Based on our demand, on April 21, 2008, the Town of Johnston issued a “Cease and Desist Order” purportedly enforcing the automatic stay, yet allowing foundation and certain other work on the project to continue “in order to insure the safety of the site for the public and to protect the structural integrity of the work completed to date.”

In addition, on April 30, 2008, we filed a complaint in the Superior Court of the State of Rhode Island. Our cause of action is against two Town of Johnston, Rhode Island officials as defendants, and seeks, among other things, a preliminary and permanent injunction requiring the defendants to revoke the building permits and enforce the stay such that all work on Factory Mutual’s proposed new building must cease.

There are a variety of possible outcomes in the above matter and we cannot predict the outcome and whether or not we will be successful in achieving our objectives.

Item 1A. Risk Factors

See Item 1A of our Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 4, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Credit Agreement among Caplease Debt Funding, LP, as the borrower, PREFCO II Limited Partnership, as a guarantor, CapLease, Inc., as a guarantor, Caplease, LP, as a guarantor, Caplease Services Corp., as a guarantor, and Wachovia Bank, National Association, as administrative agent and lender, dated as of April 29, 2008 (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008).

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends
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

CAPLEASE, INC.
Registrant

Date: May 9, 2008	/s/ Paul H. McDowell
Paul H. McDowell Chief Executive Officer

Date: May 9, 2008	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer