Form 10-Q
period 2008-06-30
CapLease, Inc.
filed 2008-08-07
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 7, 2008, there were 44,996,589 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2008 (unaudited) and December 31, 2007

(Amounts in thousands, except share and per share amounts)	As Of June 30, 2008	As Of December 31, 2007
Assets
Real estate investments, net	$1,533,510	$1,563,570
Loans held for investment	290,635	269,293
Commercial mortgage-backed securities	169,377	198,187
Cash and cash equivalents	21,452	34,047
Asset held for sale	5,413	5,413
Structuring fees receivable	2,226	2,576
Other assets	84,156	85,183
Total Assets	$2,106,769	$2,158,269
Liabilities and Stockholders' Equity
Mortgages on real estate investments	$978,485	$983,769
Collateralized debt obligations	268,246	268,227
Repurchase agreement obligations	-	232,869
Credit facility	208,089	-
Secured term loan	126,676	129,521
Convertible senior notes	75,000	75,000
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	50,544	51,811
Accounts payable, accrued expenses and other liabilities	27,923	24,233
Dividends and distributions payable	9,737	9,634
Total Liabilities	1,775,630	1,805,994
Minority interest	2,492	2,616
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,865,560 and 44,350,330 shares issued and outstanding, respectively	449	444
Additional paid in capital	322,386	341,578
Accumulated other comprehensive loss	(27,845)	(26,020)
Total Stockholders' Equity	328,647	349,659
Total Liabilities and Stockholders' Equity	$2,106,769	$2,158,269

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Revenues:
Rental revenue	$34,359	$32,266	$68,720	$56,387
Interest income from loans and securities	8,698	8,586	17,863	16,987
Property expense recoveries	2,844	2,624	5,604	5,117
Other revenue	217	145	407	294
Total revenues	46,118	43,621	92,594	78,785
Expenses:
Interest expense	24,311	26,948	48,794	46,000
Property expenses	4,973	4,668	9,684	8,988
(Gain) loss on derivatives	(198)	(300)	1,862	(290)
Loss on securities	-	372	-	372
General and administrative expenses	3,249	2,991	6,245	5,600
General and administrative expenses-stock based compensation	627	482	1,061	805
Depreciation and amortization expense on real property	13,442	12,423	26,869	20,626
Loan processing expenses	70	79	127	152
Total expenses	46,474	47,663	94,642	82,253
Gain on extinguishment of debt	-	621	-	621
Loss before minority interest and taxes	(356)	(3,421)	(2,048)	(2,847)
Minority interest in consolidated entities	5	24	19	25
Loss from continuing operations	(351)	(3,397)	(2,029)	(2,822)
Income from discontinued operations	105	105	213	148
Net loss	(246)	(3,292)	(1,816)	(2,674)
Dividends allocable to preferred shares	(711)	(711)	(1,422)	(1,422)
Net loss allocable to common stockholders	$(957)	$(4,003)	$(3,238)	$(4,096)

Earnings per share:
Net loss per common share, basic and diluted	$(0.02)	$(0.10)	$(0.07)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	44,763	38,566	44,572	36,356
Dividends declared per common share	$0.20	$0.20	$0.40	$0.40
Dividends declared per preferred share	$0.51	$0.51	$1.02	$1.02

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2007	$33,657	$444	$341,578	$(26,020)	$-	$349,659
Incentive stock plan compensation expense	–	–	1,061	–	–	1,061
Incentive stock plan grants issued	–	4	(4)	–	–	–
Net loss	–	–	(1,816)	–	–	(1,816)
Issuance of common stock	–	1	911	–	–	912
Dividends declared-preferred	–	–	(1,422)	–	–	(1,422)
Dividends declared-common	–	–	(17,922)	–	–	(17,922)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	248	–	248
Increase (decrease) in fair value of securities available for sale	–	–	–	(3,005)	–	(3,005)
Increase (decrease) in fair value of derivatives	–	–	–	(12)	–	(12)
Reclassification of derivative items into earnings	–	–	–	2,175	–	2,175
Realized loss on derivatives	–	–	–	(1,231)	–	(1,231)
Balance at June 30, 2008	$33,657	$449	$322,386	$(27,845)	$–	$328,647

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(1,816)	$(2,674)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	27,032	20,845
Stock based compensation	1,061	805
Amortization of above and below market leases	718	23
Minority interest in consolidated entities	(19)	(25)
Gain on extinguishment of debt	–	(621)
Loss on securities available for sale	–	372
Loss on sale of real estate properties	–	55
Loss (gain) on derivatives	1,862	(290)
Straight-lining of rents	5,065	1,327
Amortization of discounts/premiums, and origination fees/costs, net	(192)	(212)
Amortization of debt issuance costs and fair market value of debt assumed	656	647
Changes in operating assets and liabilities:
Structuring fees receivable	349	323
Other assets	6,922	(15,763)
Accounts payable, accrued expenses and other liabilities	(2,540)	1,023
Deposits and escrows	(463)	(52)
Amounts due to servicer	(1)	(131)
Net cash provided by operating activities	38,634	5,652
Investing activities
Additions to loans held for investment	–	(599)
Principal received from borrowers	3,071	9,627
Purchase of securities available for sale	–	(37,919)
Principal amortization on commercial mortgage-backed securities	1,832	1,027
Proceeds from sale of real estate investments	–	2,887
Purchases of real estate investments	–	(276,457)
Real estate improvements, additions, rebates and construction in progress	1,205	(1,099)
Deposits on potential equity investments	–	(20,800)
Return of deposits on potential equity investments	–	21,800
Investments in partially-owned entities	–	(1,139)
Purchases of furniture, fixtures, equipment and leasehold improvements	(15)	(59)
Net cash provided by (used in) investing activities	6,093	(302,731)
Financing activities
Borrowings under repurchase agreement obligations	–	207,849
Repayments of repurchase agreement obligations	(232,869)	(18,331)
Borrowings under bridge-financing facility	–	210,273
Repayments under bridge-financing facility	–	(137,000)
Borrowings from mortgages on real estate investments	688	42,424
Repayments of mortgages on real estate investments	(5,310)	(98,289)
Borrowings from credit facility	210,392	–
Repayments on credit facility	(2,303)	–
Repayments on secured term loan	(2,845)	–
Debt issuance costs	(1,783)	(546)
Escrows held with mortgage lender	600	–
Funds (used in) provided by hedging and risk management activities	(5,458)	389
Common stock issued, net of offering costs	912	109,753
Cash distributions to minority limited partners	(105)	(105)
Dividends paid on common and preferred stock	(19,241)	(15,123)
Net cash (used in) provided by financing activities	(57,322)	301,294
Net (decrease) increase in cash and cash equivalents	(12,595)	4,215
Cash and cash equivalents at beginning of period	34,047	4,425
Cash and cash equivalents at end of period	$21,452	$8,640

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$47,951	$42,635
Distributions declared but not paid	53	53
Dividends declared but not paid	9,684	9,757

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	–	64,086
Value of below-market leases acquired	–	34,326
Securities transferred to loans held for investment	24,583	–
Mortgage notes payable assumed on properties acquired	–	189,996

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

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

June 30, 2008 (unaudited)

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through June 30, 2008, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

The Company periodically evaluates each of its loans held for investment for possible impairment. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the asset. Upon determination of impairment, the Company must establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. In determining impairment and any loan loss allowance, the Company evaluates factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt. As of June 30, 2008, the Company had no loss allowances on any of the loans in its portfolio.

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

Any premiums or discounts on securities are amortized into interest income using the effective interest method.

Until January 2008, the Company classified all of its securities investments as “available for sale,” as it concluded that its securities may be disposed of prior to maturity as part of the Company’s gain on sale activities. In January 2008, the Company reclassified a total of 11 securities that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 10, from “available for sale” to “held to maturity,” as the Company has the positive intent and ability to hold all of those securities until maturity and the terms of the financings significantly restrict or prohibit a sale. As of the date of transfer, the unrealized loss on the securities reclassified as held to maturity included in Other Comprehensive Income (Loss) was $(9,722).

The Company estimates fair value on all securities investments quarterly, and unrealized losses that in the judgment of management are “other-than-temporary” are charged against earnings as a loss on the Consolidated Statement of Operations. In estimating other-than-temporary impairment losses, management considers (1) the financial condition and near-term prospects of the underlying credit, (2) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value and (3) the length of time and the extent to which the fair value has been below cost. The Company had no losses on securities charged to the Statement of Operations during the three and six months ended June 30, 2008. The Company had losses on securities of $372 charged to the Statement of Operations during the three and six months ended June 30, 2007. See Note 5.

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

June 30, 2008 (unaudited)

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets (owned real properties) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company recognized no impairment losses on long-lived assets during the three and six months ended June 30, 2008 and June 30, 2007.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2008 and June 30, 2007 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net loss allocable to common stockholders	$(957)	$(4,003)	$(3,238)	$(4,096)
Weighted average number of common shares outstanding, basic and diluted	44,763	38,566	44,572	36,356
Loss per share, basic and diluted	$(0.02)	$(0.10)	$(0.07)	$(0.11)
Non-vested shares included in weighted average number of shares outstanding above	935	700	935	700

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net loss or equity related to these reclassifications.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)
3. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at June 30, 2008 and December 31, 2007:

	Jun 30, 2008	Dec 31, 2007
	Unaudited
Real estate investments, at cost:
Land	$190,771	$190,771
Building and improvements	1,274,175	1,275,381
Intangible assets under SFAS 141	185,457	185,457
Less: Accumulated depreciation and amortization	(116,893)	(88,039)
Real estate investments, net	$1,533,510	$1,563,570
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$55,999	$55,999
Less: Accumulated amortization	(5,455)	(4,188)
Intangible liabilities on real estate investments, net	$50,544	$51,811

During the three months ended June 30, 2008, the Company did not complete any new real estate acquisitions.

Acquisition costs capitalized as part of buildings and improvements were $0 for each of the three and six months ended June 30, 2008, and $1,303 and $1,398 for the three and six months ended June 30, 2007, respectively.

The impact on rental revenue of the straight-line rent adjustment under SFAS No. 13 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of June 30, 2008 and December 31, 2007, were as follows:

	Jun 30, 2008	Dec 31, 2007
	Unaudited
Accrued Rental Income	$30,436	$28,782
Deferred Rental Income	6,835	116

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and six months ended June 30, 2008 and June 30, 2007, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Depreciation on real estate (included in depreciation and amortization expense)	$8,313	$7,804	$16,627	$13,432
Amortization of in-place leases (included in depreciation and amortization expense)	5,129	4,619	10,241	7,195
Amortization of above-market leases (included as a reduction of rental revenue)	998	823	1,986	963
Amortization of below-market leases (included as a component of rental revenue)	634	579	1,267	940

As of June 30, 2008, the Company’s weighted average amortization period on intangible assets was 8.6 years, and the weighted average amortization period on intangible liabilities was 26.6 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of June 30, 2008 was as follows:

	Intangible Assets	Intangible Liabilities
6 Months Ending December 31, 2008	$12,227	$1,267
2009	22,635	2,535
2010	20,088	2,535
2011	19,376	2,535
2012	14,958	2,535
Thereafter	51,782	39,137
	$141,066	$50,544

Substantially all of the Company’s owned properties are pledged as collateral to the Company’s lender that has provided financing on the property. The Company strategy is to own and finance on a long-term basis each property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 10.

4. Asset Held for Sale

During the fourth quarter of 2005, the Company acquired a portfolio of three office properties from Allstate Insurance Company in a sale/leaseback transaction. The smallest of the three buildings is an approximately 19,500 square foot office building located in Pittsburgh, Pennsylvania. Because of the small size of this property, management concluded, prior to completing the acquisition, to resell the property promptly following its acquisition. The Company sold the property in March 2007, at a loss of approximately $55. This loss is included on the Company’s Statement of Operations for the six months ended June 30, 2007 as a component of “Income from discontinued operations.”

In accordance with SFAS No. 144, the Company reported the revenues from the Allstate Pittsburgh property as income from discontinued operations on the Consolidated Statement of Operations for the six months ended June 30, 2007. Revenue and net income for the Allstate Pittsburgh property were $38 and $38, respectively, for the six months ended June 30, 2007.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

In accordance with SFAS No. 144, the Company reported the carrying value of the Cott Corporation property it acquired in July 2006 as asset held for sale on the June 30, 2008 and December 31, 2007 Consolidated Balance Sheets, and the revenues from the property as income from discontinued operations on the Consolidated Statements of Operations for each of the three and six months ended June 30, 2008 and June 30, 2007. Cott has ceased operations at this property and has requested a termination of its lease which has a remaining lease term of about 9 years (until June 2017). The Company is negotiating a transaction with Cott and a third party that contemplates the sale of the property to the third party and a release of Cott from the lease in exchange for a lease termination payment. The Company expects to sell this property within the next twelve months and any gain or loss on the sale to be modest. Revenue and net income for the Cott Corporation property were $215 and $213, respectively, for the six months ended June 30, 2008, and $209 and $166, respectively, for the six months ended June 30, 2007.

5. Loans Held for Investment

Loans held for investment at June 30, 2008 and December 31, 2007, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to high credit quality tenants. As of June 30, 2008, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of June 30, 2008, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Jun 30, 2008	Dec 31, 2007
	Unaudited
Principal	$288,202	$268,417
Premium	3,251	1,726
Carrying amount of loans	291,453	270,143
Deferred origination fees, net	(818)	(850)
Total	$290,635	$269,293

The Company reclassified a $24,583 (amortized cost basis on the date of transfer) certificated mortgage loan investment previously classified as “Securities available for sale” into “Loans held for investment” during the quarter ended March 31, 2008, in connection with the dissolution of the trust holding the loan collateral.

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing. As of June 30, 2008, these investments aggregated $7,802, and are included in the table above.

At each of June 30, 2008 and December 31, 2007, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%. At June 30, 2008 and December 31, 2007, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.81% and 6.79%, respectively.

6. Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at June 30, 2008:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	11	$151,066	$136,210	$145,683	$121,356	$196	$(24,523)
Available For Sale	9	51,911	33,167	40,170	33,167	78	(7,081)
Total	20	$202,977	$169,377	$185,854	$154,523	$274	$(31,604)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

A detailed schedule of the Company’s securities investments at June 30, 2008 follows:

		Jun 30, 2008
		Unaudited
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	5,932
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	486
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	744
Yahoo, Inc. (rated BBB-) Face Amount	Available For Sale	14,883
BACM 2006-4, Class H (rated BBB+) Face Amount	Held To Maturity	8,000
CALFS 1997-CTL1, Class D (rated BBB-) Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	9,526
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	11,081
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Held To Maturity	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	18,865
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB-) Face Amount	Held To Maturity	8,586
Lucent 6.70% due 9/1/2020 (rated BB-) Face Amount	Held To Maturity	36,616
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	16,867
Unearned Discount		(17,125)
Cost Basis		185,854
Net unrealized gain (loss) on securities		(16,477)
Total		$169,377

All credit ratings in the above table are as of June 30, 2008.

As discussed further in Note 5, one security was reclassified to “Loans held for investment” during the quarter ended March 31, 2008.

As discussed further in Note 2, the Company reclassified a total of 11 securities investments from “available for sale” to “held to maturity” during January 2008.

The Company recognized impairment losses of $372 on securities available for sale during the three and six months ended June 30, 2007. The losses were on two CMBS investments: BSCMS Class E ($172) and CMLBC Class J ($200). These losses represent management’s determination that other-than-temporary declines in the Company’s fair value below its cost basis had occurred on these two investments. Key factors that management relied on in determining the decline was other-than-temporary include:

•	an analysis of the impact of changes in credit spreads;

•	subordination levels within the CMBS capital structure; and

•	the ratings or changes in ratings of the security and underlying collateral.

Unrealized gains and losses on securities at June 30, 2008 and December 31, 2007, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

	Jun 30, 2008	Dec 31, 2007
	Unaudited
Unrealized losses on securities previously available for sale	$(9,474)	$-
Unrealized gains on securities available for sale	78	1,785
Unrealized losses on securities available for sale	(7,081)	(15,505)

The following table summarizes the Company’s securities in an unrealized loss position as of June 30, 2008.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$19,521	$8,581	4
In unrealized loss position 12 or more months	102,406	23,023	9

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis. Credit ratings on the nine securities in a continuous unrealized loss position for more than 12 months range from AA- to D with a weighted average of BBB- and those securities have a weighted average maturity of approximately 10.4 years. The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses relate to market interest rate changes, and the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for a full recovery in fair value. In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At June 30, 2008 and December 31, 2007, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.4%, respectively.

Structuring fees receivable of $2,226 and $2,576 at June 30, 2008 and December 31, 2007, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

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

June 30, 2008 (unaudited)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30,2008
Assets
Securities available for sale	$–	$33,167	$–	$33,167

Liabilities
Derivative liabilities	$–	$4,348	$–	$4,348

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

8. Other Assets

Other assets as of June 30, 2008 and December 31, 2007, consisted of the following:

	Jun 30, 2008	Dec 31, 2007
	Unaudited
Receivables and accrued interest	$9,981	$9,524
Prepaid expenses and deposits	5,293	1,712
Reserve accounts	16,929	14,348
Escrow held with mortgage lender	212	812
Funds with CDO trustee pending distribution or reinvestment	5,080	11,910
Restricted cash	174	15
Amounts held by servicer	405	3,048
Accrued rental income	30,436	28,782
Debt issuance costs, net	12,114	11,316
Investment in partially-owned entities	1,139	1,139
Investment in statutory trust	930	930
Other	1,463	1,647
Total	$84,156	$85,183

9. Joint Venture Investments

In April 2007, the Company invested in Matapeake Partners LLC (“Matapeake”), a newly formed real estate investment and management company. The Company agreed, pursuant to the limited liability company agreement, to invest up to $5,000 of capital from time to time, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. The Company expects its contributions will comprise less than 50% of the total capital contributed to Matapeake. As of June 30, 2008, the Company had invested $1,139 toward its aggregate $5,000 commitment.

The Company also may from time to time source owned property investments to Matapeake. The Company intends to retain an interest in any property sourced to Matapeake. To date, the Company has not sourced any properties to Matapeake.

10. Debt Obligations

Credit Agreement

On April 29, 2008, the Company (through its wholly-owned subsidiary Caplease Debt Funding, LP) entered into a new credit agreement with Wachovia Bank, N.A. Pursuant to the agreement, Wachovia Bank agreed to make an aggregate of $250,000 of term and revolving credit loans available to the Company. The Company drew a $210,392 term loan upon closing of the borrowing facility and may make draws of revolving credit loans from time to time during the agreement term to finance commercial real estate assets that are approved by Wachovia Bank in its discretion.

The credit agreement is for a term of two years with a one-year extension option at the Company’s option provided it meets certain conditions. The Company can prepay its borrowings under the facility in whole or in part at any time (subject to a $1,000 minimum) without any penalty or premium. The Company is required to use a portion of its future debt or equity issuances to prepay borrowings under the facility. The Company is required to pay interest on its borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread. During the quarter ended June 30, 2008, the pricing spread ranged from 200 to 250 basis points. As of June 30, 2008, the Company’s weighted average effective financing rate on the credit agreement was 5.41%.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

In connection with the financing transaction, the Company and Wachovia also agreed to consolidate their existing lending arrangements into this new facility and, as a result, the Company’s $250,000 repurchase agreement and a $30,000 revolving loan agreement (the “Revolver”), were terminated. The Company’s borrowings under the new facility are secured by the same collateral that previously secured its obligations under the repurchase agreement and Revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island and leased to Factory Mutual Insurance Company. The Company’s obligations under the new credit agreement are also fully recourse to all of its other assets. In the event Wachovia determines that the value of the Company’s collateral assets has declined, Wachovia may require the Company to prepay a portion of its borrowings, provided that Wachovia may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company is required to comply with the following financial covenants under the new credit agreement: minimum liquidity and minimum consolidated net worth.

The Company repaid $14,628 of debt it owed to Wachovia upon closing of the new credit facility.

Amounts related to the Company’s credit agreement and repurchase agreement as of June 30, 2008 and December 31, 2007, were as follows:

	At June 30, 2008		At December 31, 2007
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement	(unaudited)	(unaudited)
Loans held for investment	$59,309	$78,675	$–	$–
Intercompany mortgage loans and investments in CapLease CDO	125,772	149,519	–	–
Commercial mortgage–backed securities	23,008	31,027	–	–
Owned property	–	47,479	–	–
Repurchase Agreement
Loans held for investment	–	–	56,888	67,255
Intercompany mortgage loans on CapLease properties	–	–	132,572	167,544
Commercial mortgage–backed securities	–	–	43,409	59,464
Total	$208,089	$306,700	$232,869	$294,263

The following interest rates apply with respect to the Company’s credit agreement and repurchase agreement borrowings for the three and six months ended June 30, 2008 and June 30, 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Weighted average effecting financing rate	5.03%	6.27%	4.65%	6.27%
30–Day LIBOR rate	2.70%	5.32%	3.10%	5.32%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party fixed rate mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Jun 30, 2008		Dec 31, 2007			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
The Travelers Corporation, Hartford, CT	$17,293	$18,481	$19,406	$20,944	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	13,199	14,592	12,511	14,046	10.76%	7.67%	Oct 2011
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.65%	Aug 2012
Choice Hotels International, Inc., Silver Spring, MD	30,517	30,517	30,937	30,937	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,495	13,495	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,758	20,758	20,866	20,866	5.24%	5.29%	May 2013
Aon Corporation, Glenview, IL	64,173	64,173	64,708	64,708	5.23%	5.75%	Nov 2014
Cadbury Schweppes Holdings (US), Whippany, NJ	34,782	34,782	35,065	35,065	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,458	41,458	41,591	41,591	5.33%	5.40%	Jun 2015
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,194	15,194	15,224	15,224	5.11%	5.16%	Aug 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	62,986	62,986	63,632	63,632	5.32%	5.56%	Sep 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	71,071	71,071	71,273	71,273	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	6,131	6,364	6,386	6,642	7.30%	6.41%	Apr 2016
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittown, PA	14,532	14,532	14,621	14,621	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,711	1,818	1,783	1,901	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.85%	Jan 2017
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.75%	Feb 2017
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.55%	May 2017
AmeriCredit Corp., Arlington, TX	28,370	28,034	28,586	28,234	5.28%	5.51%	Sep 2017
Walgreen Co., Portsmouth, VA	3,004	3,175	3,068	3,249	7.20%	6.18%	Jul 2018
United States Government (EPA), Kansas City, KS	20,775	23,970	20,775	24,082	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,541	15,462	14,605	15,555	6.28%	5.52%	Jan 2024
Total	$971,615	$978,487	$976,237	$983,770

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,454,546 at June 30, 2008, and $1,455,751 at December 31, 2007.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

Collateralized Debt Obligations

The Company issued a collateralized debt obligation, or CDO, in March 2005. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle. The assets serve as collateral for the Company’s obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. Through October 2009, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the collateral assets. The following table summarizes the assets posted as CDO collateral as of June 30, 2008.

Carry Value
Loans held for investment	$160,902
Intercompany mortgage loans on CapLease properties	48,972
Commercial mortgage-backed securities	77,166
Total	$287,040

Secured Term Loan

On December 18, 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V. Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is 6.02% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions. The following table summarizes the assets pledged as collateral for the Company’s obligations under the loan as of June 30, 2008.

Carry Value
Loans held for investment	$44,074
Intercompany mortgage loans on CapLease properties	54,165
Commercial mortgage-backed securities	59,044
Total	$157,283

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

The notes bear interest at an annual fixed rate of 7.50% and will mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.24%.

The holders may convert their notes into cash, shares of CapLease common stock, or any combination thereof, at CapLease’s option, under certain circumstances, including in connection with certain change of control events defined in the note indenture (each, a “change of control”) or a transaction that results in CapLease’s common stock or other securities into which the notes are convertible not being approved for listing on a U.S. national securities exchange (a “termination of trading”). Upon conversion, if CapLease does not elect otherwise, it will settle its conversion obligation in shares of its common stock.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of June 30, 2008 for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
6 Months Ending December 31, 2008	$13,415	$-	$13,415
2009	32,479	-	32,479
2010	53,984	191,014	244,998
2011	42,171	18,861	61,032
2012	43,750	192,000	235,750
Thereafter	165,579	934,174	1,099,753
	$351,378	$1,336,049	$1,687,427

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

Pursuant to the swap contract, the Company agrees to exchange a series of interest rate cash flows with a third party (the counterparty) over a prescribed period. For example, a typical swap contract entered into by the Company provides that the Company will pay fixed interest payments to the counterparty in exchange for floating rate interest payments to the Company by the counterparty. Payments are established based on a notional amount which generally represents the amount of long-term fixed rate debt the Company expects to issue. The parties do not exchange notional amounts. The Company typically terminates swap contracts at the time of pricing or debt issuance, and termination results in payment or receipt of cash in an amount that approximates the present value of the expected future cash flows remaining on the swap contract. Payments are normally exchanged beginning on the date of the expected debt issuance. Since April 2008, the Company’s counterparty has required that the Company deposit cash to collateralize all amounts it may owe at settlement of the hedge.

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

June 30, 2008 (unaudited)

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

As of June 30, 2008, the Company was using interest rate swaps, which have been designated and qualified as cash flow hedges, to hedge its exposure to changes in the interest-related cash outflows on forecasted future borrowings through November 2017. Amounts related to open swap positions, as of June 30, 2008 and December 31, 2007, which consisted of a single interest swap contract, were as follows:

	Jun 30, 2008		Dec 31, 2007
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swap	$173,563	$(4,348)	$177,442	$(4,559)

At June 30, 2008 and December 31, 2007, the Company had hedged the following future borrowings:

	Jun 30, 2008	Dec 31, 2007
	Unaudited
Future borrowings (principal amount)	$173,563	$177,442

At June 30, 2008 and December 31, 2007, derivative liabilities with a fair value of $4,348 and $4,559, respectively, were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet. At June 30, 2008, the Company determined the fair value of derivative liabilities in accordance with the fair value measurement guidance of SFAS No. 157. See Note 7 for more information on the Company’s fair value measurements.

For the three months ended June 30, 2008 and June 30, 2007, the Company had net realized gains and (losses) of $(932) and $193, respectively, related to cash flow hedges. For the three months ended June 30, 2008 and June 30, 2007, the Company reclassified $157 and $307, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

For the six months ended June 30, 2008 and June 30, 2007, the Company had net realized gains and (losses) of $(1,231)and $389, respectively, related to cash flow hedges. For the six months ended June 30, 2008 and June 30, 2007, the Company reclassified $313 and $610, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

Within the next twelve months, the Company estimates that $645 of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

The change in net unrealized gains and (losses) of $(12) and $10,701 in the six months ended June 30, 2008 and June 30, 2007, respectively, for derivatives designated as cash flow hedges is separately disclosed in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

Included in “(Gain)/loss on derivatives” on the Consolidated Statements of Operations, the Company had net income from derivatives of $198 and $300 for the three months ended June 30, 2008 and June 30, 2007, respectively, and net (expense) income of $(1,862) and $290 for the six months ended June 30, 2008 and June 30, 2007, respectively. The loss in the six month 2008 period includes approximately $1,550 of hedge ineffectiveness resulting from changes in (i) management’s estimates of when the related hedged debt will be issued, and (ii) the shape of the yield curve (which represents market expectations of future interest rates). The Company revised its expected long-term debt issuance date due to the current dislocations in the credit markets.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs. At June 30, 2008, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company is obligated under a letter of credit with respect to one of its prior securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the collateral mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $25 and $25 for the three months ended June 30, 2008 and June 30, 2007, respectively, and $50 and $50 for the six months ended June 30, 2008 and June 30, 2007, respectively.

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812. During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of June 30, 2008, $779 of these funds has been disbursed.

As discussed under Note 9 above, the Company has agreed to contribute up to $5,000 of capital to Matapeake, a real estate investment and management company, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. As of June 30, 2008, the Company had invested $1,139 toward its aggregate $5,000 commitment.

13. Minority Interests

As of June 30, 2008, the Operating Partnership had issued and outstanding 263,157 common units of limited partnership to a minority interest holder. All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the minority interest holder. Beginning on June 13, 2008, the units of limited partnership are redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

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

Net income, if any, is allocated to the minority interest holder on an “as converted” basis. In other words, the limited partnership units are treated as converted to shares of CapLease common stock, and the minority interest holder is allocated a percentage of the Company’s net income, if any, based on its percentage of as converted common shares outstanding.

14. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of June 30, 2008, CapLease had issued and outstanding 44,865,560 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During the six months ended June 30, 2008, CapLease issued 121,280 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $7.84 per share. During the six months ended June 30, 2007, CapLease issued 465,578 shares of common stock through the plan at an average price of $10.88 per share.

During March 2008, CapLease issued 393,950 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of June 30, 2008, the Company had awarded 1,791,195 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 15 below).

During May and June 2007, CapLease issued 10,350,000 shares of common stock in a public offering at a price to the public of $10.75 per share, for net proceeds of approximately $104,773. We used the net proceeds to repay short-term debt borrowings incurred in connection with our acquisition of the EntreCap portfolio acquired in April 2006.

Dividends

CapLease has paid cash dividends to its common stockholders each quarter since the third quarter of 2004, and to its Series A preferred stockholders each quarter since the fourth quarter of 2005.

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2006	12/29/2006	1/16/2007	$0.20	$6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883
6/30/2007	6/29/2007	7/16/2007	0.20	9,046
9/30/2007	9/28/2007	10/15/2007	0.20	9,175
12/31/2007	12/31/2007	1/15/2008	0.20	8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949
6/30/2008	6/30/2008	7/15/2008	0.20	8,973

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2006	12/29/2006	1/16/2007	$0.5078125	$711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711
6/30/2007	6/29/2007	7/16/2007	0.5078125	711
9/30/2007	9/28/2007	10/15/2007	0.5078125	711
12/31/2007	12/31/2007	1/15/2008	0.5078125	711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711
6/30/2008	6/30/2008	7/15/2008	0.5078125	711

15. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan. As of June 30, 2008, the Company had awarded 1,791,195 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

A summary of the Company’s activity under the stock plan from January 1, 2007 through the six months ended June 30, 2008, is presented below:

	Number of Shares
Stock Awards at January 1, 2007	1,081,995
Granted During the Year Ended December 31, 2007	315,250	(1)
Stock Awards at January 1, 2008	1,397,245
Granted During the Period Ended June 30, 2008	393,950	(2)
Stock Awards at June 30, 2008	1,791,195

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

June 30, 2008 (unaudited)

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

A summary of the status of unvested shares from January 1, 2007 through the six months ended June 30, 2008, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2007	588,113	436,891	$10.99
Current period awards	315,250	189,850	10.91
Prior period awards	N/A	30,770	10.91
Vested	(210,781)	(210,781)	10.97
Nonvested at January 1, 2008	692,582	446,731	10.99
Current period awards	393,950	236,570	8.43
Prior period awards	N/A	79,799	8.43
Vested	(151,467)	(151,467)	10.99
Nonvested at June 30, 2008	935,065	611,633	9.67

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

As of June 30, 2008, $5,224 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2013). As of June 30, 2008, the grant date fair value for awards of 24,886 shares made in 2005, 47,116 shares made in 2006, 94,050 shares made in 2007 and 157,380 shares made in 2008, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

16. Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income (loss) represents net income (loss), as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses reclassified into interest expense). The Company’s comprehensive income (loss) for the three and six months ended June 30, 2008 and June 30, 2007 is summarized below:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Net loss	$(246)	$(3,292)	$(1,816)	$(2,674)
Increase (decrease) in fair value on securities available for sale	1,031	(6,999)	(3,005)	(7,252)
Amortization of unrealized loss on securities previously classified as available for sale	107	–	248	–
Increase (decrease) in fair value of derivatives	5,237	10,811	(12)	10,701
Reclassification of derivative items into earnings	(41)	6	2,175	320
Realized gain (loss) on derivatives	(932)	193	(1,231)	389
Comprehensive income (loss)	$5,156	$719	$(3,641)	$1,484

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

	Jun 30, 2008	Dec 31, 2007

Net unrealized losses on securities available for sale	$(7,003)	$(13,720)
Net unrealized losses on securities previously classified as available for sale	(9,474)	–
Net unrealized losses on derivatives	(4,533)	(4,522)
Net realized losses on derivatives	(6,835)	(7,778)
Accumulated other comprehensive loss	$(27,845)	$(26,020)

17. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2008 to 2026 (not including incidental leases). The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2008, are as follows:

6 Months Ending December 31, 2008	$57,389
2009	128,976
2010	114,063
2011	113,875
2012	115,865
Thereafter	629,510
$1,159,678

18. Pro Forma Condensed Consolidated Statements of Operations

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2007, the Company acquired all real properties purchased during 2008 and 2007. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Total revenues	$46,118	$45,551	$92,594	$90,809
Income (loss) from continuing operations	$(351)	$470	$(2,029)	$2,592
Net income (loss) allocable to common stockholders	$(957)	$(136)	$(3,238)	$1,318
Income (loss) per basic and diluted common share from continuing operations	$(0.01)	$0.01	$(0.05)	$0.07
Net income (loss) per basic and diluted common share	$(0.02)	$0.00	$(0.07)	$0.04

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

Selected results of operations by segment for the three months ended June 30, 2008 and June 30, 2007, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007
Total revenues	$194	$108	$37,373	$35,080	$8,552	$8,432
Total expenses and minority interest	6,001	4,073	35,091	37,423	5,377	6,142
Gain on extinguishment of debt	–	–	–	621	–	–
Income (loss) from continuing operations	(5,807)	(3,965)	2,282	(1,722)	3,174	2,290
Total assets	46,903	51,691	1,594,492	1,641,921	465,373	482,709

Selected results of operations by segment for the six months ended June 30, 2008 and June 30, 2007, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007
Total revenues	$576	$244	$74,691	$61,889	$17,328	$16,652
Total expenses and minority interest	11,544	7,629	70,011	62,912	13,068	11,688
Gain on extinguishment of debt	–	–	–	621	–	–
Income (loss) from continuing operations	(10,968)	(7,385)	4,680	(402)	4,259	4,964
Total assets	46,903	51,691	1,594,492	1,641,921	465,373	482,709

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2008 (unaudited)

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. The Company has funded two such loans as of June 30, 2008, with an aggregate unpaid principal amount of approximately $1,148 as of that date. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company’s commitment to make new loans was terminated in October 2007. As of June 30, 2008, the Company had advanced $6,654 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s membership interest in the joint venture and a guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. Our overall portfolio leverage as of June 30, 2008 was approximately 79.5%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We seek to match-fund our assets, or obtain long-term fixed rate debt whose maturity matches the maturity of the asset financed. Through June 30, 2008, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). For assets not yet financed with long-term fixed rate debt, we employ a hedging strategy to manage our exposure to changes in interest rates prior to the time we obtain long-term fixed rate financing. We enter into hedging transactions at the discretion of our management team, and we may determine that it is not in our company’s best interests to hedge the interest rate risks with respect to certain expected long-term financings.

We rely primarily on equity and debt capital to fund our portfolio growth. Through June 30, 2008, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).

Business Environment

Conditions within the United States credit markets in general and United States real estate credit markets in particular continue to experience historic levels of dislocation and stress that began in the summer of 2007. After some modest improvement in the first half of the second quarter of 2008, credit market dislocations continued and intensified in the second half of the second quarter and are continuing in the third quarter. These conditions continue to impact us in a variety of ways, including by:

•
making it difficult for us to price and finance new investment opportunities on attractive terms. As a result of market conditions, we have not been adding new asset investments to our investment portfolio.

•	causing us to preserve our liquidity rather than make new investments due to the lack of debt or equity capital on attractive terms.

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

Widening credit spreads and reduced market trading activity for real estate securities have resulted in lower valuations on our real estate securities. To date, consistent with prevailing accounting guidance, these lower valuations have impacted us primarily through reductions in Stockholders’ Equity on our Consolidated Balance Sheet, rather than through impairment charges directly to our Consolidated Statement of Operations.

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

We may also take a variety of actions such as asset sales to increase our liquidity levels until credit markets normalize. Credit market conditions have resulted in reduced trading activity and lower valuations for our securities, which could impact the amount at which and how quickly we could sell our assets if needed to generate liquidity. Our ability to sell collateral to generate liquidity could also be impacted by factors such as the relative illiquidity of certain of our assets (i.e., our owned property and loan investments) and limitations on sale imposed pursuant to the debt financing terms of our assets.

Economic conditions in the United States have also been experiencing a period of weakness.  Continued weak economic conditions could adversely impact the financial condition of one or more of our tenants, including tenants underlying our loan and securities investments, and therefore, could make a tenant bankruptcy and payment default on the related lease more likely.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2008.

Investment and Financing Activities

During the three months ended June 30, 2008, we did not make any new investments. We also did not complete any new asset financings other than the new credit agreement with Wachovia Bank discussed below under “Liquidity and Capital Resources.”

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended June 30, 2008 and June 30, 2007, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007
Total revenues	$194	$108	$37,373	$35,080	$8,552	$8,432
Total expenses and minority interest	6,001	4,073	35,091	37,423	5,377	6,142
Gain on extinguishment of debt	–	–	–	621	–	–
Income (loss) from continuing operations	(5,807)	(3,965)	2,282	(1,722)	3,174	2,290
Total assets	46,903	51,691	1,594,492	1,641,921	465,373	482,709

Selected results of operations by segment for the six months ended June 30, 2008 and June 30, 2007, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007
Total revenues	$576	$244	$74,691	$61,889	$17,328	$16,652
Total expenses and minority interest	11,544	7,629	70,011	62,912	13,068	11,688
Gain on extinguishment of debt	–	–	–	621	–	–
Income (loss) from continuing operations	(10,968)	(7,385)	4,680	(402)	4,259	4,964
Total assets	46,903	51,691	1,594,492	1,641,921	465,373	482,709

Comparison of Results of Operations of the Quarter Ended June 30, 2008 to the Quarter Ended June 30, 2007

The following discussion compares our operating results for the quarter ended June 30, 2008 to the comparable period in 2007.

Revenue.

Total revenue increased $2.5 million, or 6%, to $46.1 million. The increase was primarily attributable to an increase in rental revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $2.3 million, or 7%, to $37.2 million. The increase was due to an increase in the underlying property investments from the prior year period.

Interest income was largely unchanged, as it increased $0.1 million, or 1%, to $8.7 million, as aggregate debt investments were largely unchanged from the prior year period.

Expenses.

Total expenses decreased $1.2 million, or 2%, to $46.5 million. The decrease in expenses was primarily attributable to lower interest expense, offset in part by higher levels of depreciation and amortization expense on real property and general and administrative expenses.

Interest expense decreased $2.6 million, or 10%, from $26.9 million to $24.3 million. The decrease in 2008 resulted from $7.0 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2008 period and the impact in the 2007 period of $2.6 million of fees and $2.4 million of interest expense under the bridge facility we entered into in connection with the acquisition of the EntreCap portfolio in April 2007), partially offset by $1.9 million of interest expense on the secured term loan we issued in December 2007, $1.5 million of interest expense on the convertible senior notes we issued in October 2007, and $0.9 million of additional interest expense on property mortgages. The Company’s average balance outstanding and interest rate under its floating rate borrowings other than the bridge facility was approximately $214 million at 5.03% during the 2008 period (average 30-day LIBOR of 2.70%), compared with approximately $338 million at 6.27% during the 2007 period (average 30-day LIBOR of 5.32%).

Depreciation and amortization expense on real property increased $1.0 million, or 8%, from $12.4 million to $13.4 million, due to the increase in property investments compared with the prior year period.

Property expenses increased $0.3 million, or 7%, to $5.0 million. The net amount of property expenses we incurred (net of expense recoveries) was largely unchanged from the prior year period, with $2.1 million in 2008, and $2.0 million in 2007.

We had losses on securities of $372,000 in the 2007 period, compared with no losses in the 2008 period. The 2007 losses represent impairment charges on two CMBS securities during the second quarter of 2007. These losses represent management’s determination that other-than-temporary declines in the fair value below cost basis had occurred on these two investments. The 2007 losses are discussed at Note 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense increased $0.3 million, or 9%, to $3.2 million, primarily reflecting higher legal expenses associated with litigation involving the real property we own in Johnston, Rhode Island and leased to Factory Mutual Insurance Company.

General and administrative expense-stock based compensation increased $0.1 million, or 30%, to $0.6 million. The increase was primarily a result of an additional year of stock awards impacting the 2008 expense. As of June 30, 2008, $5.2 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2013). As of June 30, 2008, the grant date fair value for awards of 24,886 shares made in 2005, 47,116 shares made in 2006, 94,050 shares made in 2007 and 157,380 shares made in 2008, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

Gain on extinguishment of debt.

We had a $0.6 million non-cash gain on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap portfolio in April 2007. This gain resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net loss.

Net loss decreased $3.0 million, to $(0.2) million, from $(3.3) million, primarily as a result of lower interest expense and an increase in rental revenue, offset in part by an increase in depreciation and amortization expense on real property and the gain on debt extinguishment in the 2007 period. Net loss allocable to common stockholders was $(1.0) million in the second quarter of 2008, reflecting dividends to preferred stockholders of $0.7 million.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

The following discussion compares our operating results for the six months ended June 30, 2008 to the comparable period in 2007.

Revenue.

Total revenue increased $13.8 million, or 18%, to $92.6 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries and an increase in interest income.

Rental revenue and property expense recoveries, in the aggregate, increased $12.8 million, or 21%, to $74.3 million. The increase was due to a substantial increase in the underlying property investments from the prior year period.

Interest income increased $0.9 million, or 5%, to $17.9 million, reflecting an increase in aggregate loan and securities investments.

Expenses.

Total expenses increased $12.4 million, or 15%, to $94.6 million. The increase in expenses was primarily attributable to higher levels of depreciation and amortization expense on real property, interest expense, loss on derivatives, property expenses and general and administrative expenses, offset in part by losses on two CMBS investments in the 2007 period.

Interest expense increased $2.8 million, or 6%, from $46.0 million to $48.8 million. The increase in 2008 resulted from $3.5 million of additional interest expense on property mortgages, $3.5 million of interest expense on the secured term loan we issued in December 2007, and $3.0 million of interest expense on the convertible senior notes we issued in October 2007, partially offset by $7.4 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2008 period and the impact in the 2007 period of $2.6 million of fees and $2.4 million of interest expense under the bridge facility we entered into in connection with the acquisition of the EntreCap portfolio in April 2007). The Company’s average balance outstanding and interest rate under its floating rate borrowings other than the bridge facility was approximately $222 million at 4.65% during the 2008 period (average 30-day LIBOR of 3.10%), compared with approximately $281 million at 6.27% during the 2007 period (average 30-day LIBOR of 5.32%).

Depreciation and amortization expense on real property increased $6.2 million, due to the significant increase in property investments compared with the prior year period.

Property expenses increased $0.7 million, or 8%, to $9.7 million. The net amount of property expenses we incurred (net of expense recoveries) was largely unchanged from the prior year period, with $4.1 million in 2008, and $3.9 million in 2007.

Loss on derivatives increased $2.2 million, to $1.9 million in the 2008 period, compared with a gain of $0.3 million in the 2007 period. During the 2008 period, credit market dislocations triggered a delay in the expected issuance date of the hedged debt and shifts in the yield curve, which have resulted in a portion of our hedge losses being reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

We had losses on securities of $372,000 in the 2007 period, compared with no losses in the 2008 period. The 2007 losses represent impairment charges on two CMBS securities during the second quarter of 2007. These losses represent management’s determination that other-than-temporary declines in the fair value below cost basis had occurred on these two investments. The 2007 losses are discussed at Note 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense increased $0.6 million, or 12%, to $6.2 million, primarily reflecting higher legal expenses associated with litigation involving the real property we own in Johnston, Rhode Island and leased to Factory Mutual Insurance Company.

General and administrative expense-stock based compensation increased $0.3 million, or 32%, to $1.1 million. The increase was primarily a result of an additional year of stock awards impacting the 2008 expense.

Gain on extinguishment of debt.

We had a $0.6 million non-cash gain on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap portfolio in April 2007. This gain resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net loss.

Net loss decreased $0.9 million, to $(1.8) million, from $(2.7) million, primarily as a result of increases in rental revenue, offset in part by increases in depreciation and amortization expense on real property, interest expense, loss on derivatives and general and administrative expenses. Net loss allocable to common stockholders was $(3.2) million in the 2008 period, reflecting dividends to preferred stockholders of $1.4 million.

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

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) which defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The following table reconciles our net loss allocable to common stockholders to FFO for the three and six months ended June 30, 2008 and June 30, 2007.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Net loss allocable to common stockholders	$(957)	$(4,003)	$(3,238)	$(4,096)
Add (deduct):
Minority interest–OP units	(5)	(24)	(19)	(25)
Depreciation and amortization expense on real property	13,442	12,423	26,869	20,626
Depreciation and amortization expense on discontinued operations	–	–	–	43
Funds from operations	$12,480	$8,396	$23,612	$16,548

Weighted average number of common shares outstanding, basic and diluted	44,763	38,566	44,572	36,356
Weighted average number of OP units outstanding	263	263	263	263
Weighted average number of common shares and OP units outstanding, diluted	45,026	38,829	44,835	36,619

Net loss per common share, basic and diluted	$(0.02)	$(0.10)	$(0.07)	$(0.11)
Funds from operations per share	$0.28	$0.22	$0.53	$0.45

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Leverage also exposes us to a variety of risks which are discussed in more detail in elsewhere in our most recent Annual Report on Form 10-K under the heading “Risk Factors.” We expect our leverage to average 70% to 85% of our assets in portfolio. Our overall portfolio leverage as of June 30, 2008 was approximately 79.5%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We seek to match-fund our assets, or obtain long-term fixed rate debt whose maturity matches the maturity of the asset financed. Through June 30, 2008, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). As of June 30, 2008, we have financed on a long-term fixed rate basis an aggregate of approximately $1.81 billion of assets in portfolio with third party mortgage debt of $978.5 million and term financings of $395.2 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock in the each of the quarters ended March 31, 2008 and June 30, 2008. We also declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the quarters ended March 31, 2008 and June 30, 2008.

Short-Term Liquidity and Financing.

We expect to meet our short-term liquidity requirements generally through our available cash and cash equivalents, cash provided by operations, and through revolving loan borrowings under our new credit agreement with Wachovia Bank discussed below. We also expect that a portion of the proceeds from our issuances of debt and/or equity capital will be used for short-term liquidity. As of June 30, 2008, we had $21.5 million in available cash and cash equivalents. As of August 7, 2008, we had $20.2 million in available cash and cash equivalents.

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

The credit agreement is for a term of two years with a one-year extension option at our option provided we meet certain conditions. We can prepay our borrowings under the facility in whole or in part at any time (subject to a $1 million minimum) without any penalty or premium. We are required to use a portion of our future debt or equity issuances to prepay borrowings under the facility. We are required to pay interest on our borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread. During the quarter ended June 30, 2008, the pricing spread ranged from 200 to 250 basis points.

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

We had $208.1 million outstanding as of June 30, 2008 under our new credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $78.7 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $149.5 million, CMBS investments with a carry value of $31.0 million and a single owned property with a carry value of $47.5 million.

Long-Term Liquidity and Financing.

We expect to meet our long-term liquidity requirements generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital.

Through June 30, 2008, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan. The plan provides us with an additional source of equity capital. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion. During the six months ended June 30, 2008, we issued 121,280 shares of common stock through the plan at an average price of $7.84 per share. During the six months ended June 30, 2007, we issued 465,578 shares of common stock through the plan at an average price of $10.88 per share. As of June 30, 2008, we have reserved an aggregate of 3,767,079 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

We expect to continue to raise additional capital from time to time to enable us to continue to implement our growth strategy, although the precise timing of our next capital raise will be impacted by our pace of investment activity and market conditions. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time. As of June 30, 2008, we have an effective shelf registration statement under which we can offer an aggregate of $500 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

Long-Term Mortgage Financings.

During the quarter ended June 30, 2008, we did not obtain any new mortgage financings.

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

Term Financings.

In December 2007, we completed a $129.5 million original principal balance secured term loan. Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.02% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

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

We entered into a $250 million two year credit agreement with an option for an additional year with Wachovia Bank, N.A on April 29, 2008. The agreement is a floating rate LIBOR based facility. At closing, we refinanced the assets previously financed on our short-term repurchase agreement into this new facility. We intend to refinance the assets securing our new credit agreement on a longer-term fixed rate basis as soon as credit market conditions improve and we can do so at a favorable cost to our company, although we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $38.6 million of cash during the six months ended June 30, 2008, primarily driven by net (loss) as adjusted by various non-cash gains, income and charges of $34.4 million and decreases in other assets of $6.9 million, partially offset by decreases in accounts payable, accrued expenses and other liabilities of $2.5 million. Operating activities provided $5.7 million of cash during the six months ended June 30, 2007, primarily driven by net income as adjusted by various non-cash gains, income and charges of $20.3 million, partially offset by increases in other assets of $15.8 million.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13. As of June 30, 2008, this has resulted in the Company accruing $23.6 million of rental income in excess of actual rents due under the various leases. During the six months ended June 30, 2008, actual rents due under the leases exceeded rents on a straight-line basis by $5.1 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $6.1 million of cash during the six months ended June 30, 2008, which primarily resulted from principal received on loans of $3.1 million and securities of $1.8 million and a $1.2 million purchase price adjustment we received on two properties we purchased in 2005. Investing activities used $302.7 million during the six months ended June 30, 2007, which primarily resulted from net investments in real estate of $277.6 million, investments in securities available for sale of $37.9 million and investments in partially-owned entities of $1.1 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $9.6 million and securities of $1.0 million.

Cash used in financing activities during the six months ended June 30, 2008 was $57.3 million, which primarily resulted from net repayments of principal on debt of $32.2 million (net of $24.8 million on the Wachovia repurchase agreement and credit facility, net of $4.6 million on property mortgages and $2.9 million on the secured term loan with KBC Bank), dividends and distributions paid of $19.3 million, and cash deposited to collateralize an open hedge position of $5.5 million. Cash provided by financing activities during the six months ended June 30, 2007 was $301.3 million, which primarily resulted from net borrowings of $305.0 million, including a net of $189.5 million under the repurchase agreement, a net of $73.3 million under the EntreCap portfolio bridge facility, and $42.4 million under mortgages on real estate investments, and proceeds from a common stock offering of $109.8 million, partially offset by repayments of mortgages on real estate of $98.1 million and dividends and distributions paid of $15.2 million.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Risk Management Transactions

Since our initial public offering, we have employed a hedging strategy to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing for our assets. Our risk management activities during this period have consisted primarily of interest rate swaps, and we expect they will continue to consist primarily of interest rate swaps in the future. We may determine that it is not in our company’s best interests to hedge the interest rate risks with respect to certain expected long-term financings.

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

We settle our derivative and other risk management transactions in cash. Therefore, upon settlement, we will pay or receive cash for the net amount due. These amounts could be material and could have a material impact (positive or negative) on our liquidity. Since April 2008, our counterparty has required that we deposit cash to collateralize all amounts we may owe at settlement of the hedge.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to make additional investments in a timely manner or on acceptable terms;

•	our ability to obtain long-term financing for our asset investments in a timely manner and on terms that are consistent with those we project when we invest in the asset;

•	adverse changes in the financial condition of the tenants underlying our investments;

•	increases in our financing costs (including as a result of LIBOR rate increases), our general and administrative costs and/or our property expenses;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2008, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of June 30, 2008 (dollars in thousands):

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$291,453	$288,202	6.81%	Various	$279,058
Commercial mortgage-backed securities (2)	169,377	202,977	7.47%	2009-2028	154,523
Structuring fees receivable	2,226	N/A	8.04%	2010-2020	2,226

Liabilities
Mortgage notes payable (5)	$978,487	$971,615	5.63%	2011-2024	$840,792
Collateralized debt obligations (5)	268,246	268,500	5.67%	2015	200,270
Credit facility (4)	208,089	208,089	5.41%	2010	208,089
Secured term loan (5)	126,676	126,676	6.02%	2018	118,719
Convertible senior notes (6)	75,000	75,000	8.24%	2012	64,489
Other long-term debt (7)	30,930	30,930	8.30%	2016	21,867
Derivative liabilities (3)	4,348	173,563	N/A	N/A	4,348

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

(4)
Our credit facility bears interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

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

Scheduled maturities of interest rate sensitive instruments as of June 30, 2008 are as follows:

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$11,094	$9,667	$11,972	$13,219	$13,977	$228,273
Commercial mortgage-backed securities	651	25,378	2,783	3,423	3,933	166,809
Structuring fees receivable	363	771	767	72	79	174
Mortgages on real estate investments	6,163	13,371	15,741	36,433	132,081	774,698
Collateralized debt obligations	(19)	(41)	22,792	10,861	13,290	221,363
Credit facility	4,315	9,500	194,274
Secured term loan	2,956	9,649	12,191	13,737	15,380	72,763
Convertible senior notes	–	–	–	–	75,000
Other long-term debt	–	–	–	–	–	30,930
Derivative liabilities	4,348	–	–	–	–	–

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

One of our tenants, Factory Mutual Insurance Company, is constructing a new 350,000 square foot office building adjacent to the property we currently own and lease to them as their corporate headquarters in Johnston, Rhode Island. We understand that construction of the new building commenced in late March 2008. Our lease with Factory Mutual expires on July 31, 2009. Factory Mutual’s option to renew its current lease on our building expired unexercised on June 1, 2008.

In order to ensure that the extensive development Factory Mutual is proposing does not adversely affect our property, in April and May 2008, we filed a series of legal challenges first at the local level (Town of Johnston Zoning Board of Appeals) and then at the state level (Rhode Island Superior Court) related to the issuance by the Town of Johnston Planning Board, of approvals of two separate plan applications and two separate building permits to Factory Mutual with respect to its proposed new building.

Our legal actions basically allege that the Planning Board violated state and local law by expediting consideration of Factory Mutual’s applications and circumventing our rights and those of other neighboring property owners to review and comment on Factory Mutual’s proposed development. Among the violations we allege are that the Planning Board failed to provide proper notice of the public meeting to review the applications, failed to make Factory Mutual’s public applications available to us for review on a timely basis, and issued the building permits prior to proper review and approval of Factory Mutual’s plan applications. As a result of the Planning Board’s violations of law, we were denied an opportunity to present substantial evidence regarding serious traffic and stormwater drainage issues we have with respect to Factory Mutual’s project. Through our legal challenges, we basically have sought or are seeking a stay of Factory Mutual’s construction activities, removal of all work done to date and a reversal of the decisions of the Planning Board and a remand for a hearing of our substantive issues with the project.

On April 21, 2008, the Town of Johnston issued a “Cease and Desist Order” enforcing the stay that arose automatically by virtue of our appeals to the Zoning Board, but allowing Factory Mutual to continue foundation and certain other construction work on the project “in order to insure the safety of the site for the public and to protect the structural integrity of the work completed to date.” On May 13, 2008, the Town’s Cease and Desist Order was essentially adopted by the Rhode Island Superior Court. On May 14, 2008, the Town of Johnston Zoning Board of Appeals denied our appeals of the Planning Board’s decisions. On June 4, 2008, the Rhode Island Superior Court denied our request for a stay, vacated the stay it had adopted on May 13 and ruled that Factory Mutual could proceed with construction beyond the foundation “at its own risk and with full knowledge of the potential of ultimately being required to tear down any construction and to restore the property to its prior state.”

On July 10, 2008, the Rhode Island Superior Court issued an order remanding the matter to the Town of Johnston Planning Board for the purposes of conducting a public hearing on the issues of traffic and drainage. The Superior Court elected to retain jurisdiction of our appeal during the remand and ordered that Factory Mutual may continue construction of its new building at its own risk during the period of remand. The Planning Board held a public hearing on the issues of traffic and drainage on August 5, 2008. We presented our concerns regarding these issues at the hearing and the Planning Board is expected to render a decision within 30 days.

There are a variety of possible outcomes in the above matter and we cannot predict the outcome and whether or not we will be successful in achieving our objectives.

Item 1A.	Risk Factors

The following additional risk factor should be considered together with the other Risk Factors included at Item 1A of our Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 4, 2008.

Our April 2008 credit facility with Wachovia Bank is a secured, recourse obligation and exposes us to interest rate and margin call risks.

In April 2008, we entered into a two year credit agreement with an option for a third year with Wachovia Bank, and we refinanced the assets securing our short-term repurchase agreement on the new facility at closing. As part of the transaction, we repaid all of our borrowings under and terminated the repurchase agreement. While this new facility relieves short-term refinancing risk, it exposes us to a variety of risks, including the following:

•
It is priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate. Therefore, increases in 30-day LIBOR rates will cause our borrowing costs to increase and our net income to decrease.

•
The facility is recourse to all of our other assets. In the event we experience a default under the assets securing the facility, we will remain obligated to satisfy our obligations to Wachovia out of other assets of our company.

•
We are subject to margin call risk under the loan facility documents. Wachovia has the right to revalue our collateral under certain circumstances primarily related to adverse credit events of the underlying tenants. Wachovia may also revalue our CMBS securities financed on the facility based on changes in market interest rates and credit spreads. In the event Wachovia determines that the value of our collateral has decreased, it has the right to make a margin call. A margin call would require us to make up any collateral shortfall with cash or additional portfolio assets. We may not have sufficient cash or portfolio assets to do so. A failure to meet a margin call could cause us to default under the facility and otherwise have a material adverse effect on our financial condition and operating results.

•
We have borrowed the full amount permitted under the loan documents based on the lender’s current valuation of our collateral. In order to borrow any additional amounts under the facility, we will be required to post additional collateral. Further, Wachovia has the right to reject any asset that we seek to finance on the facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in New York, New York on June 11, 2008. 35,742,332 shares of common stock, or 79.9% of our outstanding shares as of the April 2, 2008 record date, were represented in person or by proxy.

The six directors listed below were elected to a one-year term expiring in 2009.

	Number of Shares
	For	Withheld
Paul H. McDowell	35,014,548	727,783
William R. Pollert	34,478,682	1,263,649
Michael E. Gagliardi	35,057,680	684,651
Stanley Kreitman	34,764,626	977,705
Jeffrey F. Rogatz	35,052,755	689,576
Howard A. Silver	35,056,320	686,011

The appointment of McGladrey & Pullen LLP as independent registered public accounting firm was ratified: 35,665,090 votes in favor, 26,714 votes against and 50,527 shares abstained.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Credit Agreement among Caplease Debt Funding, LP, as the borrower, PREFCO II Limited Partnership, as a guarantor, CapLease, Inc., as a guarantor, Caplease, LP, as a guarantor, Caplease Services Corp., as a guarantor, and Wachovia Bank, National Association, as administrative agent and lender, dated as of April 29, 2008 (incorporated by reference from Exhibit 10.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 1, 2008)

10.2	Summary of Independent Director Compensation for Fiscal 2008

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

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

CAPLEASE, INC.
Registrant

Date: August 7, 2008	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: August 7, 2008	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer