Form 10-Q
period 2008-09-30
CapLease, Inc.
filed 2008-11-07
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, there were 47,382,374 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2008 (unaudited) and December 31, 2007

(Amounts in thousands, except share and per share amounts)	As Of September 30, 2008	As Of December 31, 2007
Assets
Real estate investments, net	$1,524,146	$1,563,570
Loans held for investment	287,992	269,293
Commercial mortgage-backed securities	165,058	198,187
Cash and cash equivalents	29,028	34,047
Asset held for sale	–	5,413
Structuring fees receivable	2,047	2,576
Other assets	87,953	85,183
Total Assets	$2,096,224	$2,158,269
Liabilities and Stockholders' Equity
Mortgages on real estate investments	$975,710	$983,769
Collateralized debt obligations	268,255	268,227
Repurchase agreement obligations	–	232,869
Credit facility	198,197	–
Secured term loan	125,247	129,521
Convertible senior notes	75,000	75,000
Other long-term debt	30,930	30,930
Intangible liabilities on real estate investments	49,911	51,811
Accounts payable, accrued expenses and other liabilities	32,437	24,233
Dividends and distributions payable	10,217	9,634
Total Liabilities	1,765,904	1,805,994
Minority interest	1,436	2,616
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 47,373,396 and 44,350,330 shares issued and outstanding, respectively	474	444
Additional paid in capital	331,288	341,578
Accumulated other comprehensive (loss)	(36,535)	(26,020)
Total Stockholders' Equity	328,884	349,659
Total Liabilities and Stockholders' Equity	$2,096,224	$2,158,269

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Revenues:
Rental revenue	$34,441	$34,333	$103,376	$90,930
Interest income from loans and securities	8,664	9,264	26,531	26,248
Property expense recoveries	2,827	2,990	8,430	8,107
Other revenue	197	123	603	417
Total revenues	46,129	46,710	138,940	125,702
Expenses:
Interest expense	24,661	25,672	73,455	71,671
Property expenses	4,937	4,598	14,623	13,586
(Gain) loss on derivatives	(444)	2	1,418	(288)
Loss on investments	671	–	671	–
Impairment loss on investments	354	–	354	372
General and administrative expenses	2,775	2,757	9,021	8,357
General and administrative expenses-stock based compensation	621	327	1,682	1,133
Depreciation and amortization expense on real property	13,688	13,414	40,557	34,083
Loan processing expenses	80	76	207	228
Total expenses	47,343	46,846	141,988	129,142
Gain on extinguishment of debt	–	741	–	1,363
Income (loss) before minority interest and taxes	(1,214)	605	(3,048)	(2,077)
Minority interest in consolidated entities	11	1	29	26
Income (loss) from continuing operations	(1,203)	606	(3,019)	(2,051)
Income (loss) from discontinued operations	–	–	–	(17)
Net income (loss)	(1,203)	606	(3,019)	(2,068)
Dividends allocable to preferred shares	(711)	(711)	(2,133)	(2,133)
Net (loss) allocable to common stockholders	$(1,914)	$(105)	$(5,152)	$(4,201)

Earnings per share:
Net (loss) per common share, basic and diluted	$(0.04)	$(0.00)	$(0.11)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	45,555	45,602	44,902	39,472
Dividends declared per common share	$0.20	$0.20	$0.60	$0.60
Dividends declared per preferred share	$0.51	$0.51	$1.52	$1.52

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)

	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2007	$33,657	$444	$341,578	$(26,020)	$–	$349,659
Incentive stock plan compensation expense	–	–	1,682	–	–	1,682
Incentive stock plan grants issued	–	4	(4)	–	–	–
Net loss	–	–	(3,019)	–	–	(3,019)
Issuance of common stock	–	25	19,567	–	–	19,592
OP units redeemed for common stock	–	1	1,013	–	–	1,014
Dividends declared-preferred	–	–	(2,133)	–	–	(2,133)
Dividends declared-common	–	–	(27,396)	–	–	(27,396)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	393	–	393
Increase (decrease) in fair value of securities available for sale	–	–	–	(7,253)	–	(7,253)
Increase (decrease) in fair value of derivatives	–	–	–	(3,295)	–	(3,295)
Reclassification of derivative items into earnings	–	–	–	1,889	–	1,889
Realized loss on derivatives	–	–	–	(2,249)	–	(2,249)
Balance at September 30, 2008	$33,657	$474	$331,288	$(36,535)	$–	$328,884

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(3,019)	$(2,068)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	40,803	34,352
Stock based compensation	1,682	1,133
Amortization of above and below market leases	1,077	382
Minority interest in consolidated entities	(29)	(26)
Gain on extinguishment of debt	–	(1,363)
Loss on investments	671	–
Impairment loss on investments	354	372
Loss on sale of real estate properties	–	55
Loss (gain) on derivatives	1,418	(288)
Straight-lining of rents	3,775	(3,252)
Amortization of discounts/premiums, and origination fees/costs, net	(264)	(302)
Amortization of debt issuance costs and fair market value of debt assumed	1,242	324
Changes in operating assets and liabilities:
Structuring fees receivable	529	508
Other assets	3,269	(9,528)
Accounts payable, accrued expenses and other liabilities	878	3,018
Deposits and escrows	(473)	(49)
Amounts due to servicer	(1)	(182)
Net cash provided by operating activities	51,912	23,086
Investing activities
Additions to loans held for investment	–	(4,448)
Principal received from borrowers	5,184	11,009
Origination costs on lending investments	–	8
Purchase of commercial mortgage-backed securities	–	(37,919)
Principal amortization on commercial mortgage-backed securities	2,153	1,891
Proceeds from sale of real estate investments	–	2,887
Purchases of real estate investments	–	(276,457)
Real estate improvements, additions, rebates and construction in progress	948	(3,026)
Deposits on potential equity investments	–	(20,800)
Return of deposits on potential equity investments	–	21,800
Investments in partially-owned entities	–	(1,139)
Purchases of furniture, fixtures, equipment and leasehold improvements	(19)	(62)
Net cash provided by (used in) investing activities	8,266	(306,256)
Financing activities
Borrowings under repurchase agreement obligations	–	322,912
Repayments of repurchase agreement obligations	(232,869)	(131,862)
Borrowings under bridge-financing facility	–	210,273
Repayments under bridge-financing facility	–	(210,273)
Borrowings from mortgages on real estate investments	1,046	159,746
Repayments of mortgages on real estate investments	(8,121)	(155,608)
Borrowings from credit facility	210,392	–
Repayments on credit facility	(12,196)	–
Repayments on secured term loan	(4,273)	–
Debt issuance costs	(1,783)	(1,140)
Escrows held with mortgage lender	600	–
Funds (used in) provided by hedging and risk management activities	(8,502)	3,708
Common stock issued, net of offering costs	19,592	116,219
Cash distributions to minority limited partners	(158)	(158)
Dividends paid on common and preferred stock	(28,925)	(24,879)
Net cash (used in) provided by financing activities	(65,197)	288,938
Net (decrease) increase in cash and cash equivalents	(5,019)	5,768
Cash and cash equivalents at beginning of period	34,047	4,425
Cash and cash equivalents at end of period	$29,028	$10,193

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$70,414	$69,042
Distributions declared but not paid	31	53
Dividends declared but not paid	10,186	9,886

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	–	64,086
Value of below-market leases acquired	–	34,326
Securities transferred to loans held for investment	24,583	–
Mortgage notes payable assumed on properties acquired	–	189,996
OP units redeemed in exchange for common shares	1,014	–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

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

CapLease conducts its business through a variety of subsidiaries, including its predecessor and operating partnership, Caplease, LP (the “Operating Partnership”). CapLease is the indirect sole general partner of, and owns approximately 99.6% of the common equity of, the Operating Partnership.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company. Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition. The Company assesses whether consolidation of any entity in which it has an equity interest is necessary based on applicable accounting guidance. Any entities that do not meet the criteria for consolidation where the Company does not exercise significant influence are accounted for using the cost method. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

September 30, 2008 (unaudited)

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through September 30, 2008, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

The Company evaluates its loan investments for possible impairment on a quarterly basis. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), impairment occurs when it is deemed probable the Company will not be able to collect all amounts due according to the contractual terms of the loan. Impairment is then measured based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will establish a reserve for loan losses and a corresponding charge to earnings through the provision for loan losses. Significant judgment is required in determining impairment, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt. There were no loan loss reserves recorded as of September 30, 2008 and December 31, 2007, respectively, and there were no provisions for loan losses recorded during the three and nine months ended September 30, 2008 and 2007, respectively. The Company had a loss of $671 charged to the Consolidated Statement of Operations during the three and nine months ended September 30, 2008, related to the write-off in full of a loan investment. See Note 5.

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

Any premiums or discounts on securities are amortized as a component of interest income using the effective interest method.

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

The Company estimates fair value on all securities investments quarterly, and unrealized losses that in the judgment of management are “other-than-temporary” are charged against earnings as a loss on the Consolidated Statement of Operations. In estimating other-than-temporary impairment losses, management considers (1) the financial condition and near-term prospects of the underlying credit, (2) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value and (3) the length of time and the extent to which the fair value has been below cost. The Company had no losses on securities charged to the Statement of Operations during the three and nine months ended September 30, 2008. The Company had impairment losses on securities of $0 and $372 charged to the Consolidated Statement of Operations during the three and nine months ended September 30, 2007, respectively. See Note 6.

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

September 30, 2008 (unaudited)

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its investment in long-lived assets (owned real properties) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company began acquiring owned real properties in the third quarter of 2004. The Company had impairment losses on long-lived assets of $354 charged to the Consolidated Statement of Operations during the three and nine months ended September 30, 2008. See Note 4.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2008 and September 30, 2007 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net loss allocable to common stockholders	$(1,914)	$(105)	$(5,152)	$(4,201)
Weighted average number of common shares outstanding, basic and diluted	45,555	45,602	44,902	39,472
Loss per share, basic and diluted	$(0.04)	$(0.00)	$(0.11)	$(0.11)
Non-vested shares included in weighted average number of shares outstanding above	932	694	932	694

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

September 30, 2008 (unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income or equity related to these reclassifications.

3. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at September 30, 2008 and December 31, 2007:

	Sep 30, 2008	Dec 31, 2007
	Unaudited
Real estate investments, at cost:
Land	$192,321	$190,771
Building and improvements	1,277,301	1,275,381
Intangible assets under SFAS 141	186,568	185,457
Less: Accumulated depreciation and amortization	(132,044)	(88,039)
Real estate investments, net	$1,524,146	$1,563,570
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$56,000	$55,999
Less: Accumulated amortization	(6,089)	(4,188)
Intangible liabilities on real estate investments, net	$49,911	$51,811

During the three months ended September 30, 2008, the Company did not complete any new real estate acquisitions.

Acquisition costs capitalized as part of buildings and improvements were $0 for each of the three and nine months ended September 30, 2008, and $0 and $1,398 for the three and nine months ended September 30, 2007, respectively.

The impact on rental revenue of the straight-line rent adjustment under SFAS No. 13 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of September 30, 2008 and December 31, 2007, were as follows:

	Sep 30, 2008	Dec 31, 2007
	Unaudited
Accrued Rental Income	$29,548	$28,782
Deferred Rental Income	4,657	116

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and nine months ended September 30, 2008 and September 30, 2007, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Depreciation on real estate (included in depreciation and amortization expense)	$8,415	$8,293	$25,043	$21,742
Amortization of in-place leases (included in depreciation and amortization expense)	5,273	5,121	15,514	12,341
Amortization of above-market leases (included as a reduction of rental revenue)	993	993	2,979	1,956
Amortization of below-market leases (included as a component of rental revenue)	634	634	1,901	1,573

As of September 30, 2008, the Company’s weighted average amortization period on intangible assets was 8.5 years, and the weighted average amortization period on intangible liabilities was 26.4 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of September 30, 2008 was as follows:

	Intangible Assets	Intangible Liabilities
3 Months Ending December 31, 2008	$6,129	$634
2009	22,696	2,535
2010	20,149	2,535
2011	19,437	2,535
2012	15,019	2,535
Thereafter	52,059	39,137
	$135,489	$49,911

Substantially all of the Company’s owned properties are pledged as collateral to the Company’s lender that has provided financing on the property. The Company’s strategy is to own and finance on a long-term basis each property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 10.

4. Reclassification of Asset Held for Sale and Impairment Charge

The Company owns a property in Wyomissing, Pennsylvania leased to Cott Corporation under a lease that expires in June 2017. Cott vacated the property in December 2006, and since March 2007, the Company has worked with Cott on a series of different transactions each of which contemplated the sale of the property by the Company to a third party and a release of Cott from the lease in exchange for a lease termination payment. None of those transactions was concluded and discussions have now subsided. Therefore, the Company has determined the property no longer meets the criteria for held for sale classification under SFAS 144. As a result, the Company reclassified this property from discontinued operations to continuing operations in the third quarter of 2008. As part of that reclassification, the Company recorded $217 of “catch-up” depreciation and amortization that would have been recorded had the property been classified as part of continuing operations for the period from April 2007 through June 2008.

At September 30, 2008, the Company estimated the fair value of the Cott property and recorded an impairment charge of $354 included in “Impairment loss on investments” on the Company’s Consolidated Statement of Operations. The Company estimated the property's fair value based on estimates of current market rental rates and capitalization rates. Among the factors the Company considered in determining its capitalization rate estimate was Cott’s financial condition and the fact that the property is vacant.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

5. Loans Held for Investment

Loans held for investment at September 30, 2008 and December 31, 2007, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to high credit quality tenants. As of September 30, 2008, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. Except as described below, as of September 30, 2008, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Sep 30, 2008	Dec 31, 2007
	Unaudited
Principal	$285,592	$268,417
Premium	3,201	1,726
Carrying amount of loans	288,793	270,143
Deferred origination fees, net	(801)	(850)
Total	$287,992	$269,293

The Company reclassified a $24,583 (amortized cost basis on the date of transfer) certificated mortgage loan investment previously classified as “Securities available for sale” into “Loans held for investment” during the quarter ended March 31, 2008, in connection with the dissolution of the trust holding the loan collateral.

From time to time, the Company makes mezzanine loan and other investments. These investments are typically shorter-term in nature and are often subordinate to other financing. As of September 30, 2008, these investments aggregated $6,804, and are included in the table above.

As of June 30, 2008, the Company had three mezzanine loans on its Consolidated Balance Sheet. Two of the loans are separate development loans made to separate borrowers to fund pre-construction costs associated with separate Walgreens drug store development and construction projects. Total principal outstanding under these loans was $1,148 at June 30, 2008.

The third mezzanine loan represents an aggregate of $6,154 of advances as of September 30, 2008, made by the Company to a third party borrower to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurants such as Taco Bell, Kentucky Fried Chicken and Pizza Hut.

Each of the three mezzanine loans experienced a payment default during the quarter ended September 30, 2008. The Company analyzed each loan for impairment in accordance with SFAS No. 114, and concluded to write-off in full one of the two development loans. As of September 30, 2008, the Company wrote-off the full amount of principal of $498 and accrued but unpaid interest income of $173 related to this loan. The total loss of $671 was included in “Loss on investments” on the Company’s Consolidated Statement of Operations. The Company determined the loan to be uncollectible based on an evaluation of a variety of factors, including the failure of the Walgreens development project, the financial condition of the borrower and the Company’s collateral and the existence of a senior loan also in default.

The Company classified each of the other two mezzanine loans as impaired as of July 1, 2008, and measured impairment in accordance with SFAS No. 114. For each loan, the Company computed the present value of expected future cash flows discounted at the loan’s contractual rate, and concluded that no impairment loss was appropriate. The Company expects to collects all amounts contractually due on each of these two loans. The Company’s accounting policy is to continue to accrue interest income on impaired loans as long as it concludes it is likely to collect it.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

The following tables summarize certain financial information with respect to the Company’s impaired loans:

			Average carrying amount
	Carrying Amount		For the three months ended September 30,		For the nine months ended September 30,
Borrower	9/30/2008	12/31/2007	2008	2007	2008	2007
Eden Hylan Seaview LLC	$650	$650	$650	$650	$650	$650
West End Mortgage Finance Fund I L.P.	6,154	6,654	6,538	6,779	6,615	6,255

	Interest Income Recognized
	For the three months ended September 30,2008		For the nine months ended September 30,2008
Borrower	Accrual	Cash	Accrual	Cash
Eden Hylan Seaview LLC	$16	$–	$16	$–
West End Mortgage Finance Fund I L.P.	163	163	163	163

The above table includes interest income on each loan only for the period the loan was classified as impaired.

At each of September 30, 2008 and December 31, 2007, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%. At September 30, 2008 and December 31, 2007, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.81% and 6.79%, respectively.

6. Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at September 30, 2008:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	11	$150,909	$136,238	$145,568	$111,086	$193	$(34,675)
Available For Sale	9	51,774	28,820	40,070	28,820	86	(11,337)
Total	20	$202,683	$165,058	$185,638	$139,906	$279	$(46,012)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

A detailed schedule of the Company’s securities investments at September 30, 2008 follows:

		Sep 30, 2008
		Unaudited
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	5,792
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	497
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	760
Yahoo, Inc. (rated BBB-) Face Amount	Available For Sale	14,858
BACM 2006-4, Class H (rated BBB+) Face Amount	Held To Maturity	8,000
CALFS 1997-CTL1, Class D (rated BBB-) Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	9,526
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	11,081
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Held To Maturity	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	18,735
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB-) Face Amount	Held To Maturity	8,586
Lucent 6.70% due 9/1/2020 (rated BB-) Face Amount	Held To Maturity	36,616
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	16,839
Unearned Discount		(17,045)
Cost Basis		185,638
Net unrealized gain (loss) on securities		(20,580)
Total		$165,058

All credit ratings in the above table are as of September 30, 2008.

As discussed further in Note 5, one security was reclassified to “Loans held for investment” during the quarter ended March 31, 2008.

As discussed further in Note 2, the Company reclassified a total of 11 securities investments from “available for sale” to “held to maturity” during January 2008.

The Company recognized impairment losses of $372 on securities available for sale during the three and nine months ended September 30, 2007. The losses were on two CMBS investments: BSCMS Class E ($172) and CMLBC Class J ($200). These losses represent management’s determination that other-than-temporary declines in the Company’s fair value below its cost basis had occurred on these two investments. Key factors that management relied on in determining the decline was other-than-temporary include:

•	an analysis of the impact of changes in credit spreads;

•	subordination levels within the CMBS capital structure; and

•	the ratings or changes in ratings of the security and underlying collateral.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

Unrealized gains and losses on securities at September 30, 2008 and December 31, 2007, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Sep 30, 2008	Dec 31, 2007
	Unaudited
Unrealized losses on securities previously available for sale	$(9,329)	$–
Unrealized gains on securities available for sale	86	1,781
Unrealized losses on securities available for sale	(11,337)	(15,501)

The following table summarizes the Company’s securities in an unrealized loss position as of September 30, 2008.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$16,333	$3,664	3
In unrealized loss position 12 or more months	99,638	42,348	11

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis. Credit ratings on the 11 securities in a continuous unrealized loss position for more than 12 months range from AA- to D with a weighted average of BBB- and those securities have a weighted average maturity of approximately 10.5 years. The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses relate to market interest rate changes, and the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for a full recovery in fair value. In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At September 30, 2008 and December 31, 2007, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.4%, respectively.

Structuring fees receivable of $2,047 and $2,576 at September 30, 2008 and December 31, 2007, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

Securities Available for Sale

The Company has determined that the valuations of its securities available for sale are classified in Level 2 or Level 3 of the fair value hierarchy. The Company estimates the fair value of securities available for sale by obtaining broker quotations and other observable market data for identical or similar assets in active markets. Management may also estimate values, and considers factors including the credit characteristics and term of the underlying security, market yields on securities with similar credit ratings, and collateral values.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of September 30, 2008, the valuation of the Company’s derivative positions included a credit valuation adjustment of $1,211, representing an estimate of the non-performance risk of the Company’s counterparty (Wachovia Bank).

The table below presents the Company’s assets and liabilities measured at fair value as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30,2008
Assets
Securities available for sale	$–	$20,822	$7,998	$28,820
Derivative assets	–	–	–	–

Liabilities
Derivative liabilities	$–	$7,634	$–	$7,634

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

The following table summarizes the change in the fair value for Level 3 items for the three and nine months ended September 30, 2008:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Securities available for sale
Beginning balance	$-	$-
Gains (losses) included in net income (loss)	-	-
Gains (losses) included in other comprehensive income	8	8
Amortization included in interest income	14	14
Settlements or repayments	-	-
Transfers in (out) of Level 3	7,976	7,976
Ending balance	$7,998	$7,998

8. Other Assets

Other assets as of September 30, 2008 and December 31, 2007, consisted of the following:

	Sep 30, 2008	Dec 31, 2007
	Unaudited
Receivables and accrued interest	$10,127	$9,524
Prepaid expenses and deposits	7,830	1,712
Reserve accounts	17,591	14,348
Escrow held with mortgage lender	212	812
Funds with CDO trustee pending distribution or reinvestment	7,377	11,910
Restricted cash	66	15
Amounts held by servicer	377	3,048
Accrued rental income	29,548	28,782
Debt issuance costs, net	11,373	11,316
Investment in partially-owned entities	1,139	1,139
Investment in statutory trust	930	930
Other	1,383	1,647
Total	$87,953	$85,183

9. Joint Venture Investments

In April 2007, the Company invested in Matapeake Partners LLC (“Matapeake”), a newly formed real estate investment and management company. The Company agreed, pursuant to the limited liability company agreement, to invest up to $5,000 of capital from time to time, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. The Company expects its contributions will comprise less than 50% of the total capital contributed to Matapeake. As of September 30, 2008, the Company had invested $1,139 toward its aggregate $5,000 commitment.

The Company also may from time to time source owned property investments to Matapeake. The Company intends to retain an interest in any property sourced to Matapeake. To date, the Company has not sourced any properties to Matapeake.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

10. Debt Obligations

Credit Agreement

On April 29, 2008, the Company (through its wholly-owned subsidiary Caplease Debt Funding, LP) entered into a credit agreement with Wachovia Bank, N.A. Pursuant to the agreement, Wachovia Bank agreed to make an aggregate of $250,000 of term and revolving credit loans available to the Company. The Company drew a $210,392 term loan upon closing of the borrowing facility and may make draws of revolving credit loans from time to time during the agreement term to finance commercial real estate assets that are approved by Wachovia Bank in its discretion.

The credit agreement is for a term of two years with a one-year extension option at the Company’s option provided it meets certain conditions. The Company can prepay its borrowings under the facility in whole or in part at any time (subject to a $1,000 minimum) without any penalty or premium. The Company is required to use a portion of its future debt or equity issuances to prepay borrowings under the facility. The Company is required to pay interest on its borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.

During September 2008, we used a portion of the net proceeds from a common stock issuance to repay $7,500 of borrowings under the credit agreement. By voluntarily prepaying the facility, we lowered the pricing spread from 250 basis points to 200 basis points. As of September 30, 2008, the Company’s weighted average effective financing rate on the credit agreement was 5.62%.

In connection with the financing transaction, the Company and Wachovia also agreed to consolidate their existing lending arrangements into this facility and, as a result, the Company’s $250,000 repurchase agreement and a $30,000 revolving loan agreement (the “Revolver”), were terminated. The Company’s borrowings under the facility are secured by the same collateral that previously secured its obligations under the repurchase agreement and Revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island and leased to Factory Mutual Insurance Company. The Company’s obligations under the credit agreement are also fully recourse to all of its other assets. In the event Wachovia determines in its sole discretion that the value of the Company’s collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require the Company to prepay a portion of its borrowings, provided that Wachovia may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company is required to comply with the following financial covenants under the credit agreement: minimum liquidity and minimum consolidated net worth.

The Company repaid $14,628 of debt it owed to Wachovia upon closing of the credit facility.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

Amounts related to the Company’s credit agreement and repurchase agreement as of September 30, 2008 and December 31, 2007, were as follows:

	At September 30, 2008		At December 31, 2007
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
	(unaudited)	(unaudited)
Credit Agreement
Loans held for investment	$54,742	$78,380	$–	$–
Intercompany mortgage loans and investments in CapLease CDO	122,426	147,692	–	–
Commercial mortgage-backed securities	21,029	26,926	–	–
Owned property	–	45,938	–	–
Repurchase Agreement
Loans held for investment	–	–	56,888	67,255
Intercompany mortgage loans on CapLease properties	–	–	132,572	167,544
Commercial mortgage-backed securities	–	–	43,409	59,464
Total	$198,197	$298,936	$232,869	$294,263

The following interest rates apply with respect to the Company’s credit agreement and repurchase agreement borrowings for the three and nine months ended September 30, 2008 and September 30, 2007:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	unaudited	unaudited	unaudited	unaudited
Weighted average effecting financing rate	5.84%	6.60%	5.39%	6.38%
30-Day LIBOR rate	2.47%	5.56%	2.89%	5.40%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)
Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party fixed rate mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Sep 30, 2008		Dec 31, 2007			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
The Travelers Corporation, Hartford, CT	$16,197	$17,224	$19,406	$20,944	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	13,557	14,873	12,511	14,046	10.76%	7.67%	Oct 2011
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.65%	Aug 2012
Choice Hotels International, Inc., Silver Spring, MD	30,306	30,306	30,937	30,937	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,430	13,430	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,705	20,705	20,866	20,866	5.24%	5.29%	May 2013
Aon Corporation, Glenview, IL	63,905	63,905	64,708	64,708	5.23%	5.75%	Nov 2014
Cadbury Schweppes Holdings (US), Whippany, NJ	34,640	34,640	35,065	35,065	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,383	41,383	41,591	41,591	5.33%	5.40%	Jun 2015
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,169	15,169	15,224	15,224	5.11%	5.16%	Aug 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	62,661	62,661	63,632	63,632	5.32%	5.56%	Sep 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	70,944	70,944	71,273	71,273	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	6,000	6,222	6,386	6,642	7.30%	6.41%	Apr 2016
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittown, PA	14,488	14,488	14,621	14,621	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,674	1,776	1,783	1,901	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.85%	Jan 2017
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.75%	Feb 2017
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.55%	May 2017
AmeriCredit Corp., Arlington, TX	28,262	27,934	28,586	28,234	5.28%	5.51%	Sep 2017
Walgreen Co., Portsmouth, VA	2,970	3,137	3,068	3,249	7.20%	6.18%	Jul 2018
United States Government (EPA), Kansas City, KS	20,775	23,914	20,775	24,082	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,471	15,375	14,605	15,555	6.28%	5.52%	Jan 2024
Total	$969,162	$975,711	$976,237	$983,770

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,454,803 at September 30, 2008, and $1,455,751 at December 31, 2007.

Collateralized Debt Obligations

The Company issued a collateralized debt obligation, or CDO, in March 2005. The CDO was an entirely fixed rate financing. The Company aggregated approximately $300,000 of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle. The assets serve as collateral for the Company’s obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was rated investment grade. Through October 2009, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral. The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure. The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%. The CDO debt is non-recourse to the Company but is secured by the collateral assets. The following table summarizes the assets posted as CDO collateral as of September 30, 2008.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

Carry Value
Loans held for investment	$159,700
Intercompany mortgage loans on CapLease properties	48,059
Commercial mortgage-backed securities	77,285
Total	$285,044

Secured Term Loan

On December 18, 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V. Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is 6.02% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions. The following table summarizes the assets pledged as collateral for the Company’s obligations under the loan as of September 30, 2008.

Carry Value
Loans held for investment	$43,908
Intercompany mortgage loans on CapLease properties	53,033
Commercial mortgage-backed securities	58,953
Total	$155,894

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

September 30, 2008 (unaudited)

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of September 30, 2008 for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
3 Months Ending December 31, 2008	$7,225	$–	$7,225
2009	38,161	–	38,161
2010	53,974	177,445	231,419
2011	42,171	18,861	61,032
2012	43,750	192,000	235,750
Thereafter	165,580	934,174	1,099,754
	$350,861	$1,322,480	$1,673,341

For purposes of the above table and with respect to the convertible senior notes issued in October 2007, the Company has assumed a balloon payment date in October 2012 when the notes become subject to a holder redemption right (rather than the stated maturity date in 2027).

11. Risk Management Transactions

The Company enters into risk management transactions as an integral component of its overall portfolio financing strategy. The Company employs risk management transactions to manage its exposure to changes in interest rates associated with the Company’s expected future debt issuances. Through these risk management transactions, the Company seeks to significantly secure its cost of financing on the associated long-term debt issuance and, thus, attempts to significantly secure its positive spread on the assets financed.

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

Pursuant to the swap contract, the Company agrees to exchange a series of interest rate cash flows with a third party (the counterparty) over a prescribed period. For example, a typical swap contract entered into by the Company provides that the Company will pay fixed interest payments to the counterparty in exchange for floating rate interest payments to the Company by the counterparty. Payments are established based on a notional amount which generally represents the amount of long-term fixed rate debt the Company expects to issue. The parties do not exchange notional amounts. The Company typically terminates swap contracts at the time of pricing or debt issuance, and termination results in payment or receipt of cash in an amount that approximates the present value of the expected future cash flows remaining on the swap contract. Payments are normally exchanged beginning on the date of the expected debt issuance. Since April 2008, the Company’s counterparty has required that the Company deposit cash to collateralize substantially all amounts it may owe at settlement of the hedge.

The Company does not use risk management transactions for trading or speculative purposes and it only enters into swap contracts with major financial institutions and, therefore, the Company considers the risk of counterparty default to be not significant.

For financial reporting purposes, the interest rate swaps are treated as cash flow hedges to the extent they have been designated and qualify as such, which basically means so long as the Company has satisfied a variety of technical requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests. The swap transactions are marked to fair value at each reporting date and the effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet and are not reported as a component of current income or loss on the Company’s Consolidated Statement of Operations. The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such issuance.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on the Company’s Statement of Operations. No assurance can be made that the Company will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of the Company’s gains and losses that will be deemed effective under SFAS No. 133. Changes in management’s initial assumptions regarding the proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the swap curve (which represents the market’s expectations for future LIBOR rates) are among the factors that could cause the Company to include a greater portion of its gains and losses from the associated risk management transactions as current income or loss.

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

As of September 30, 2008, the Company was using interest rate swaps, which have been designated and qualified as cash flow hedges, to hedge its exposure to changes in the interest-related cash outflows on forecasted future borrowings through November 2017. Amounts related to open swap positions, as of September 30, 2008 and December 31, 2007, which consisted of a single interest swap contract, were as follows:

	Sep 30, 2008		Dec 31, 2007
	Unaudited
Description	Notional Amount	Fair value	Notional Amount	Fair value
Interest rate swap	$171,584	$(7,634)	$177,442	$(4,559)

At September 30, 2008 and December 31, 2007, the Company had hedged the following future borrowings:

	Sep 30, 2008	Dec 31, 2007
	Unaudited
Future borrowings (principal amount)	$171,584	$177,442

At September 30, 2008 and December 31, 2007, derivative liabilities with a fair value of $7,634 and $4,559, respectively, were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet. At September 30, 2008, the Company determined the fair value of derivative liabilities in accordance with the fair value measurement guidance of SFAS No. 157. See Note 7 for more information on the Company’s fair value measurements.

The fair value of the Company’s open swap position is determined at each reporting date, and primarily reflects the present value of the net payments expected to be received (in which case the Company reports an asset) or paid by the Company (in which case the Company reports a liability) under the swap contract. Payments are required each month based on a notional amount, with the Company’s payment obligation computed at a fixed interest rate (4.875%) and the counterparty’s payment obligation computed at a floating rate (one-month LIBOR). A one basis point movement at each point along the swap curve equates to a corresponding value shift of about $100 in the fair value of the hedge position.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

For the three months ended September 30, 2008 and September 30, 2007, the Company had net realized gains and (losses) of $(1,018) and $3,319, respectively, related to cash flow hedges. For the three months ended September 30, 2008 and September 30, 2007, the Company reclassified $158 and $226, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

For the nine months ended September 30, 2008 and September 30, 2007, the Company had net realized gains and (losses) of $(2,249) and $3,708, respectively, related to cash flow hedges. For the nine months ended September 30, 2008 and September 30, 2007, the Company reclassified $471 and $835, respectively, from Accumulated Other Comprehensive Income (Loss) into interest expense related to the underlying debt issuances.

The change in net unrealized gains and (losses) of $(3,295) and $2,263 in the nine months ended September 30, 2008 and September 30, 2007, respectively, for derivatives designated as cash flow hedges is separately reported in the Company’s Consolidated Statement of Changes in Stockholders’ Equity.

Included in “(Gain)/loss on derivatives” on the Consolidated Statements of Operations, the Company had net (expense) income from derivatives of $444 and $(2) for the three months ended September 30, 2008 and September 30, 2007, respectively, and net (expense) income of $(1,418) and $288 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The loss in the 2008 period primarily includes hedge ineffectiveness resulting from changes in (i) management’s estimates of when the related hedged debt will be issued, and (ii) the shape of the swap curve. The Company revised its expected long-term debt issuance date due to the current dislocations in the credit markets.

If the Company continues to experience delays in its expected long-term debt issuance, it may be required under SFAS No. 133 to de-designate any qualifying cash flow hedge activity related to that debt. If that happens, all related realized and unrealized losses must be immediately recorded through the Company’s Statement of Operations, rather than deferred through Other Comprehensive Income/(Loss) on the Balance Sheet and amortized over the term of the debt. As of September 30, 2008, the net aggregate loss recorded in Other Comprehensive Income/(Loss) with respect to the expected debt issuance was approximately $10,291.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs. At September 30, 2008, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company is obligated under a letter of credit with respect to one of its prior securitization transactions (BSCMS 1999-CLF1). The maximum potential amount of future required payments under the letter of credit is $2,850. The letter of credit expires on February 18, 2009. The trustee may draw the letter of credit if there are realized losses on the collateral mortgage loans that would create a shortfall in the interest or principal on any investment grade certificate. The letter of credit may be withdrawn when the ratings of the investment grade certificates are no longer dependent upon the credit support provided by the letter of credit. During February 2005, one of the mortgage loans in the securitization on a property leased to Winn-Dixie defaulted, in connection with the bankruptcy of Winn-Dixie. However, management does not expect any draw on the letter of credit as a result of this mortgage default, or otherwise. Letter of credit fees included in interest expense were $25 and $26 for the three months ended September 30, 2008 and September 30, 2007, respectively, and $75 and $76 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812. During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of this obligation. The Company expects these funds will be disbursed in full as improvements are completed. As of September 30, 2008, $779 of these funds has been disbursed.

As discussed under Note 9 above, the Company has agreed to contribute up to $5,000 of capital to Matapeake, a real estate investment and management company, subject to the satisfaction of certain terms and conditions by the principals of Matapeake. As of September 30, 2008, the Company had invested $1,139 toward its aggregate $5,000 commitment.

13. Minority Interests

During June 2006, the Operating Partnership issued 263,157 units of limited partnership to a minority interest holder. All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the minority interest holder. Beginning on June 13, 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During the quarter ended September 30, 2008, the minority interest holder redeemed 107,131 units for the same number of shares of CapLease common stock, and, as a result, as of September 30, 2008, the Operating Partnership had issued and outstanding 156,026 common units of limited partnership.

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

14. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2008, CapLease had issued and outstanding 47,373,396 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During September 2008, CapLease issued 1,317,524 shares of common stock to an existing greater than 5% stockholder for a price of $7.59 per share. We used the net proceeds of the offering of $10,000 to voluntarily pay down debt and for general corporate purposes.

During the nine months ended September 30, 2008, CapLease issued 1,204,461 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $8.01 per share. During the nine months ended September 30, 2007, CapLease issued 1,111,641 shares of common stock through the plan at an average price of $10.38 per share.

During March 2008, CapLease issued 393,950 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of September 30, 2008, the Company had awarded 1,791,195 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 15 below).

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

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

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2006	12/29/2006	1/16/2007	$0.20	$6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883
6/30/2007	6/29/2007	7/16/2007	0.20	9,046
9/30/2007	9/28/2007	10/15/2007	0.20	9,175
12/31/2007	12/31/2007	1/15/2008	0.20	8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949
6/30/2008	6/30/2008	7/15/2008	0.20	8,973
9/30/2008	9/30/2008	10/15/2008	0.20	9,475

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2006	12/29/2006	1/16/2007	$0.5078125	$711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711
6/30/2007	6/29/2007	7/16/2007	0.5078125	711
9/30/2007	9/28/2007	10/15/2007	0.5078125	711
12/31/2007	12/31/2007	1/15/2008	0.5078125	711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711
6/30/2008	6/30/2008	7/15/2008	0.5078125	711
9/30/2008	9/30/2008	10/15/2008	0.5078125	711

15. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 2,323,000 shares of common stock are authorized for issuance under the stock plan. As of September 30, 2008, the Company had awarded 1,791,195 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

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

September 30, 2008 (unaudited)

Because the Company has historically valued compensation cost for stock awards at fair value under SFAS No. 123, the adoption of SFAS No. 123R had no impact on the Company’s income from continuing operations, net income, earnings per share (basic and diluted), cash flows from operations or cash flows from financing activities.

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

A summary of the Company’s activity under the stock plan from January 1, 2007 through the nine months ended September 30, 2008, is presented below:

	Number of Shares
Stock Awards at January 1, 2007	1,081,995
Granted During the Year Ended December 31, 2007	315,250	(1)
Stock Awards at January 1, 2008	1,397,245
Granted During the Period Ended September 30, 2008	393,950	(2)
Stock Awards at September 30, 2008	1,791,195

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

A summary of the status of unvested shares from January 1, 2007 through the nine months ended September 30, 2008, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2007	588,113	436,891	$10.99
Current period awards	315,250	189,850	10.91
Prior period awards	N/A	30,770	10.91
Vested	(210,781)	(210,781)	10.97
Nonvested at January 1, 2008	692,582	446,731	10.99
Current period awards	393,950	236,570	8.43
Prior period awards	N/A	79,799	8.43
Vested	(154,633)	(154,633)	10.99
Nonvested at September 30, 2008	931,899	608,467	9.66

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

As of September 30, 2008, $4,604 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2013). As of September 30, 2008, the grant date fair value for awards of 24,886 shares made in 2005, 47,116 shares made in 2006, 94,050 shares made in 2007 and 157,380 shares made in 2008, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

16. Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income (loss) represents net income (loss), as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses reclassified into interest expense). The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2008 and September 30, 2007 is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(1,203)	$606	$(3,019)	$(2,068)
Increase (decrease) in fair value on securities available for sale	(4,248)	(6,853)	(7,253)	(14,105)
Amortization of unrealized loss on securities previously classified as available for sale	145	–	393	–
Increase (decrease) in fair value of derivatives	(3,283)	(8,439)	(3,295)	2,263
Reclassification of derivative items into earnings	(286)	228	1,889	547
Realized gain (loss) on derivatives	(1,018)	3,319	(2,249)	3,708
Comprehensive income (loss)	$(9,893)	$(11,139)	$(13,534)	$(9,655)

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

	Sep 30, 2008	Dec 31, 2007

Net unrealized losses on securities available for sale	$(11,251)	$(13,720)
Net unrealized losses on securities previously classified as available for sale	(9,329)	–
Net unrealized losses on derivatives	(7,816)	(4,522)
Net realized losses on derivatives	(8,139)	(7,778)
Accumulated other comprehensive loss	$(36,535)	$(26,020)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

17. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2008 to 2026. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2008, are as follows:

3 Months Ending December 31, 2008	$24,463
2009	129,313
2010	114,409
2011	114,237
2012	116,227
Thereafter	631,145
$1,129,794

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

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Total revenues	$46,129	$46,710	$138,940	$137,726
Income (loss) from continuing operations	$(1,203)	$(23)	$(3,019)	$819
Net income (loss) allocable to common stockholders	$(1,914)	$(734)	$(5,152)	$(1,331)
Income (loss) per basic and diluted common share from continuing operations	$(0.03)	$0.00	$(0.07)	$0.02
Net income (loss) per basic and diluted common share	$(0.04)	$(0.02)	$(0.11)	$(0.03)

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2008 (unaudited)

Selected results of operations by segment for the three months ended September 30, 2008 and September 30, 2007, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007
Total revenues	$136	$18	$37,468	$37,497	$8,526	$9,194
Total expenses and minority interest	5,516	3,708	35,952	36,463	5,865	6,673
Gain on extinguishment of debt	–	–	–	741	–	–
Income (loss) from continuing operations	(5,380)	(3,690)	1,516	1,775	2,661	2,522
Total assets	58,359	39,651	1,580,540	1,631,099	457,325	476,589

Selected results of operations by segment for the nine months ended September 30, 2008 and September 30, 2007, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007
Total revenues	$713	$262	$112,373	$99,595	$25,854	$25,846
Total expenses and minority interest	17,060	11,337	105,965	99,419	18,933	18,360
Gain on extinguishment of debt	–	–	–	1,363	–	–
Income (loss) from continuing operations	(16,347)	(11,075)	6,409	1,539	6,920	7,486
Total assets	58,359	39,651	1,580,540	1,631,099	457,325	476,589

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property. These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property. As of September 30, 2008, the Company had one such loan outstanding with an aggregate unpaid principal amount of approximately $650. The Company has determined that its borrowers are VIEs under FIN 46. Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner. The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. The Company’s commitment to make new loans was terminated in October 2007. As of September 30, 2008, the Company had advanced $6,154 under the agreement. The Company has determined that the borrower is a VIE under FIN 46. The Company’s advances are secured by a pledge of the borrower’s membership interest in the joint venture and a guaranty by one of the principals of the borrower. The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46). The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We expect our leverage to average 70% to 85% of our assets in portfolio. Our overall portfolio leverage as of September 30, 2008 was approximately 78.6%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We seek to match-fund our assets, or obtain long-term fixed rate debt whose maturity matches the maturity of the asset financed. Through September 30, 2008, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). For assets not yet financed with long-term fixed rate debt, we employ a hedging strategy to manage our exposure to changes in interest rates prior to the time we obtain long-term fixed rate financing. We enter into hedging transactions at the discretion of our management team, and we may determine that it is not in our company’s best interests to hedge the interest rate risks with respect to certain expected long-term financings.

We rely primarily on equity and debt capital to fund our portfolio growth. Through September 30, 2008, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).

Business Environment

Conditions within the United States credit markets in general and United States real estate credit markets in particular continue to experience historic levels of dislocation and stress that began in the summer of 2007. Credit market dislocations continued and intensified in the third quarter and beginning of the fourth quarter. These conditions continue to impact us in a variety of ways, including by:

•
making it difficult for us to price and finance new investment opportunities on attractive terms. As a result of market conditions, we have not been adding new asset investments to our investment portfolio.

•	causing us to preserve our liquidity rather than make new investments due to the lack of debt or equity capital on attractive terms.

•
causing a delay in the long-term fixed rate financing of the mortgage assets previously financed under our repurchase agreement, which were scheduled to be financed through a CDO. In April 2008, we entered into a two year credit agreement with an option for a third year with Wachovia Bank and refinanced these assets on the new facility at closing. While this credit agreement relieves short-term refinancing risk, it is priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate, is recourse to all of our other assets and enables the lender to exercise margin calls primarily for credit events related to the assets financed. We may experience increases in our borrowing costs as a result of increases in LIBOR. We intend to refinance these assets on a longer-term fixed rate non-recourse basis as soon as credit market conditions improve and we can do so at a favorable cost to our company. We expect credit market conditions to impact our ability to refinance these assets and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

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

We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. If market instability persists or intensifies, the trends discussed above may continue and we may be impacted in a variety of additional ways. For example, we may experience challenges in raising additional capital, margin calls on our Wachovia Bank credit agreement and impairment charges on our assets, particularly on our loan and securities investments.

We may also take a variety of cash conservation measures such as asset sales, expense reductions and dividend adjustments to increase our liquidity levels until credit markets normalize. Credit market conditions have resulted in reduced trading activity and lower valuations for our securities, which could impact the amount at which and how quickly we could sell our assets if needed to generate liquidity. Our ability to sell collateral to generate liquidity could also be impacted by factors such as the relative illiquidity of certain of our assets (i.e., our owned property and loan investments) and limitations on sale imposed pursuant to the debt financing terms of our assets.

Current market conditions in the United States and other Global economies have also been deteriorating since the summer of 2007, and have contributed to unexpected bankruptcies and rapid declines in financial condition at a number of companies, particularly in the retail sector. Continued weakness could have an adverse impact on one or more of the tenants to whom we have exposure and, thus, could have a material adverse impact on us.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2008.

Investment and Financing Activities

During the three months ended September 30, 2008, we did not make any new investments. We also did not complete any new asset financings.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended September 30, 2008 and September 30, 2007, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007
Total revenues	$136	$18	$37,468	$37,497	$8,526	$9,194
Total expenses and minority interest	5,516	3,708	35,952	36,463	5,865	6,673
Gain on extinguishment of debt	–	–	–	741	–	–
Income (loss) from continuing operations	(5,380)	(3,690)	1,516	1,775	2,661	2,522
Total assets	58,359	39,651	1,580,540	1,631,099	457,325	476,589

Selected results of operations by segment for the nine months ended September 30, 2008 and September 30, 2007, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007
Total revenues	$713	$262	$112,373	$99,595	$25,854	$25,846
Total expenses and minority interest	17,060	11,337	105,965	99,419	18,933	18,360
Gain on extinguishment of debt	–	–	–	1,363	–	–
Income (loss) from continuing operations	(16,347)	(11,075)	6,409	1,539	6,920	7,486
Total assets	58,359	39,651	1,580,540	1,631,099	457,325	476,589

Comparison of the Quarter Ended September 30, 2008 to the Quarter Ended September 30, 2007

The following discussion compares our operating results for the quarter ended September 30, 2008 to the comparable period in 2007.

Revenue.

Total revenue decreased $0.6 million, or 1%, to $46.1 million. The decrease was primarily attributable to a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, were largely unchanged from the prior year period, as we have not added any new owned property investments since the second quarter of 2007.

Interest income decreased $0.6 million, or 6%, to $8.7 million, primarily as a result of an unexpected payment we received on an interest only bond during the 2007 period.

Expenses.

Total expenses increased $0.5 million, or 1%, to $47.3 million. The increase in expenses was primarily attributable to investment losses in the 2008 period offset in part by gains from hedge ineffectiveness. Lower interest expense in the 2008 period was offset by increases in property expenses, stock based compensation expense and depreciation and amortization expense on real property.

Interest expense decreased $1.0 million, or 4%, from $25.7 million to $24.7 million. The decrease in the 2008 period resulted from $4.1 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2008 period) and $0.3 million of lower interest expense on property mortgages, partially offset by $1.9 million of interest expense on the secured term loan we issued in December 2007, and $1.5 million of interest expense on the convertible senior notes we issued in October 2007. The Company’s average balance outstanding and effective financing rate under its floating rate borrowings other than the EntreCap bridge facility was approximately $203 million at 5.84% during the 2008 period (average 30-day LIBOR of 2.47%), compared with approximately $398 million at 6.60% during the 2007 period (average 30-day LIBOR of 5.56%).

Property expenses increased $0.3 million, or 7%, to $4.9 million, reflecting increased expenses including real estate taxes. The net amount of property expenses we incurred (net of expense recoveries) increased $0.5 million from the 2007 period.

We had gain on derivatives of $0.4 million in the 2008 period, compared with a de minimis loss in the 2007 period. During the 2008 period, delays in our anticipated long-term financing caused a portion of our hedge activity to be reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

We had losses on investments on $1.0 million in the 2008 period, including a $0.7 million write-off of a mezzanine loan and a $0.4 million impairment charge on an owned property investment. There were no losses on investments in the 2007 period. The 2008 losses are discussed at Note 4 and Note 5 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense was basically unchanged from the 2007 period.

General and administrative expense-stock based compensation increased $0.3 million, or 90%, to $0.6 million. The increase was primarily a result of an additional year of stock awards impacting the 2008 expense. As of September 30, 2008, $4.6 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2013). As of September 30, 2008, the grant date fair value for awards of 24,886 shares made in 2005, 47,116 shares made in 2006, 94,050 shares made in 2007 and 157,380 shares made in 2008, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

Depreciation and amortization expense on real property increased $0.3 million, or 2%, from $13.4 million to $13.7 million, due to “catch-up” depreciation and amortization expense we recorded on the reclassification of the Cott property out of discontinued operations.

Gain on extinguishment of debt.

We had a $0.7 million non-cash gain on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap portfolio in April 2007. This gain resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net income (loss).

Net income (loss) decreased $1.8 million, to $(1.2) million, from $0.6 million, primarily as a result of lower interest income ($0.6 million) and the investment losses in the 2008 period ($1.0 million) and the gain on debt extinguishment ($0.7 million) in the 2007 period, offset in part by the hedge ineffectiveness gains in the 2008 period ($0.4 million). Net (loss) allocable to common stockholders was $(1.9) million in the third quarter of 2008, reflecting dividends to preferred stockholders of $0.7 million.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

The following discussion compares our operating results for the nine months ended September 30, 2008 to the comparable period in 2007.

Revenue.

Total revenue increased $13.2 million, or 11%, to $138.9 million. The increase was primarily attributable to increases in rental revenue and property expense recoveries.

Rental revenue and property expense recoveries, in the aggregate, increased $12.8 million, or 13%, to $111.8 million. The increase was due to a substantial increase in the underlying owned property investments from the prior year period.

Interest income increased $0.3 million, or 1%, to $26.5 million, primarily reflecting an increase in aggregate loan and securities investments.

Expenses.

Total expenses increased $12.8 million, or 10%, to $142.0 million. The increase in expenses was primarily attributable to higher levels of depreciation and amortization expense on real property, interest expense, and loss on derivatives.

Interest expense increased $1.8 million, or 2%, from $71.7 million to $73.5 million. The increase in 2008 resulted from $5.4 million of interest expense on the secured term loan we issued in December 2007, $4.5 million of interest expense on the convertible senior notes we issued in October 2007, and $3.3 million of additional interest expense on property mortgages, partially offset by $11.5 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2008 period and the impact in the 2007 period of $2.6 million of fees and $2.6 million of interest expense under the bridge facility we entered into in connection with the acquisition of the EntreCap portfolio in April 2007). The Company’s average balance outstanding and effective financing rate under its floating rate borrowings other than the bridge facility was approximately $208 million at 5.39% during the 2008 period (average 30-day LIBOR of 2.89%), compared with approximately $320 million at 6.38% during the 2007 period (average 30-day LIBOR of 5.40%).

Depreciation and amortization expense on real property increased $6.5 million, primarily due to the significant increase in property investments compared with the prior year period.

Property expenses increased $1.0 million, or 8%, to $14.6 million, reflecting increased expenses including real estate taxes. The net amount of property expenses we incurred (net of expense recoveries) increased $0.7 million from the 2007 period, to $6.2 million.

Loss on derivatives increased $1.7 million, to $1.4 million in the 2008 period, compared with a gain of $0.3 million in the 2007 period. During the 2008 period, delays in our anticipated long-term financing caused a portion of our hedge activity to be reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

We had losses on investments on $1.0 million in the 2008 period, including a $0.7 million write-off of a mezzanine loan and a $0.4 million impairment charge on an owned property investment. The 2008 losses are discussed at Note 4 and Note 5 of the consolidated financial statements included in this Form 10-Q. We had losses on investments of $0.4 million in the 2007 period, including an impairment charges on two CMBS securities. The 2007 losses are discussed at Note 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense increased $0.7 million, or 8%, to $9.0 million, primarily reflecting higher legal expenses associated with litigation involving the real property we own in Johnston, Rhode Island and leased to Factory Mutual Insurance Company.

General and administrative expense-stock based compensation increased $0.5 million, or 48%, to $1.7 million. The increase was primarily a result of an additional year of stock awards impacting the 2008 expense.

Gain on extinguishment of debt.

We had a $1.4 million non-cash gain on extinguishment of debt in the 2007 period, relating to our retirement of debt we assumed when we purchased the EntreCap portfolio in April 2007. This gain resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net (loss).

Net (loss) increased $1.0 million, to $(3.0) million, from $(2.1) million, primarily as a result of the gain on extinguishment of debt ($1.4 million) in the 2007 period. Net (loss) allocable to common stockholders was $(5.2) million in the 2008 period, reflecting dividends to preferred stockholders of $2.1 million.

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

The following table reconciles our net loss allocable to common stockholders to FFO for the three and nine months ended September 30, 2008 and September 30, 2007.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Net (loss) allocable to common stockholders	$(1,914)	$(105)	$(5,152)	$(4,201)
Add (deduct):
Minority interest–OP units	(11)	(1)	(29)	(26)
Depreciation and amortization expense on real property	13,688	13,414	40,557	34,083
Funds from operations	$11,763	$13,308	$35,376	$29,856

Weighted average number of common shares outstanding, basic and diluted	45,555	45,602	44,902	39,472
Weighted average number of OP units outstanding	239	263	255	263
Weighted average number of common shares and OP units outstanding, diluted	45,794	45,865	45,157	39,735

Net (loss) per common share, basic and diluted	$(0.04)	$(0.00)	$(0.11)	$(0.11)
Funds from operations per share	$0.26	$0.29	$0.78	$0.75

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.” We expect our leverage to average 70% to 85% of our assets in portfolio. Our overall portfolio leverage as of September 30, 2008 was approximately 78.6%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We seek to match-fund our assets, or obtain long-term fixed rate debt whose maturity matches the maturity of the asset financed. Through September 30, 2008, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). As of September 30, 2008, we have financed on a long-term fixed rate basis an aggregate of approximately $1.81 billion of assets in portfolio with third party mortgage debt of $975.7 million and term financings of $393.5 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a dividend of $0.20 per share of common stock in the each of the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. We also declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

Short-Term Liquidity and Financing.

We expect that our short-term liquidity requirements will be met generally through our available cash and cash equivalents, cash provided by operations, and, to the extent we make new investments, through revolving loan borrowings under our credit agreement with Wachovia Bank discussed below. We expect that our short-term liquidity requirements will also be met through a portion of the proceeds from any issuances of debt and/or equity capital. Our ability to issue debt or equity capital is currently being adversely impacted by the factors discussed under “Business Environment” above. As of September 30, 2008, we had $29.0 million in available cash and cash equivalents. As of November 7, 2008, we had $14.2 million in available cash and cash equivalents.

On April 29, 2008, we entered into a credit agreement with Wachovia Bank. Pursuant to the agreement, Wachovia Bank agreed to make an aggregate of $250 million of term and revolving credit loans available to us. We drew a $210.4 million term loan upon closing of the borrowing facility and may make draws of revolving credit loans from time to time during the agreement term to finance commercial real estate assets that are approved by the Wachovia Bank in its discretion.

The credit agreement is for a term of two years with a one-year extension option at our option provided we meet certain conditions. We can prepay our borrowings under the facility in whole or in part at any time (subject to a $1 million minimum) without any penalty or premium. We are required to use a portion of our future debt or equity issuances to prepay borrowings under the facility. We are required to pay interest on our borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.

During September 2008, we used a portion of the net proceeds from a common stock issuance to repay $7.5 million of borrowings under the credit agreement. By voluntarily prepaying the facility, we lowered the pricing spread from 250 basis points to 200 basis points.

In connection with the financing transaction, we also agreed to consolidate our existing lending arrangements with Wachovia Bank into this facility and, as a result, our repurchase agreement and $30 million revolving loan agreement were terminated. Our borrowings under the facility are secured by the same collateral that previously secured our obligations under the repurchase agreement and $30 million revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island and leased to Factory Mutual Insurance Company. Our obligations under the credit agreement are also fully recourse to all of our other assets. In the event Wachovia determines in its sole discretion that the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require us to prepay a portion of our borrowings, provided that Wachovia may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

We had $198.2 million outstanding as of September 30, 2008 under our Wachovia credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $78.4 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $147.7 million, CMBS investments with a carry value of $26.9 million and a single owned property with a carry value of $45.9 million.

Long-Term Liquidity and Financing.

We expect that our long-term liquidity requirements will be met generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital. Our ability to issue debt or equity capital is currently being adversely impacted by the factors discussed under “Business Environment” above.

Through September 30, 2008, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan. The plan provides us with an additional source of equity capital. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion. During the nine months ended September 30, 2008, we issued 1,204,461 shares of common stock through the plan at an average price of $8.01 per share. During the nine months ended September 30, 2007, we issued 1,111,641 shares of common stock through the plan at an average price of $10.38 per share. As of September 30, 2008, we have reserved an aggregate of 2,683,898 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

During September 2008, we raised $10.0 million of net proceeds through an issuance of 1,317,524 shares of common stock to an existing greater than 5% stockholder at a price of $7.59 per share. We issued the shares off of our shelf registration statement.

We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time. As of September 30, 2008, we have an effective shelf registration statement under which we can offer an aggregate of $490 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

Long-Term Mortgage Financings.

During the quarter ended September 30, 2008, we did not obtain any new mortgage financings.

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

We entered into a $250 million two year credit agreement with an option for an additional year with Wachovia Bank, N.A on April 29, 2008. The agreement is a floating rate LIBOR based facility. At closing, we refinanced the assets previously financed on our short-term repurchase agreement into this facility. We intend to refinance the assets securing this credit agreement on a longer-term fixed rate basis as soon as credit market conditions improve and we can do so at a favorable cost to our company, although we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $51.9 million of cash during the nine months ended September 30, 2008, primarily driven by net (loss) as adjusted by various non-cash gains, income and charges of $47.7 million and decreases in other assets of $3.3 million. Operating activities provided $23.1 million of cash during the nine months ended September 30, 2007, primarily driven by net (loss) as adjusted by various non-cash gains, income and charges of $29.3 million and increases in accounts payable, accrued expenses and other liabilities of $3.0 million, partially offset by increases in other assets of $9.5 million.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13. As of September 30, 2008, this has resulted in the Company accruing $24.9 million of rental income in excess of actual rents due under the various leases. During the nine months ended September 30, 2008, actual rents due under the leases exceeded rents on a straight-line basis by $3.8 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $8.3 million of cash during the nine months ended September 30, 2008, which primarily resulted from principal received on loans of $5.2 million and securities of $2.1 million and a $1.2 million purchase price adjustment we received on two properties we purchased in 2005. Investing activities used $306.3 million during the nine months ended September 30, 2007, which primarily resulted from net investments in real estate of $278.5 million, investments in securities available for sale of $37.9 million, investments in loans of $4.5 million and investments in partially-owned entities of $1.1 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $11.0 million and securities of $1.9 million.

Cash used in financing activities during the nine months ended September 30, 2008 was $65.2 million, which primarily resulted from net repayments of principal on debt of $46.0 million (net of $34.7 million on the Wachovia repurchase agreement and credit facility, net of $7.1 million on property mortgages and $4.3 million on the secured term loan with KBC Bank), dividends and distributions paid of $29.1 million, and cash deposited to collateralize an open hedge position of $8.5 million, partially offset by proceeds from common stock issuances of $19.6 million. Cash provided by financing activities during the nine months ended September 30, 2007 was $288.9 million, which primarily resulted from net borrowings of $194.9 million, including a net of $191.1 million under the repurchase agreement and $4.1 million under mortgages on real estate investments, proceeds from common stock issuances of $116.2 million and funds provided by hedging and risk management activities of $3.7 million, partially offset by dividends and distributions paid of $25.0 million.

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

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on our Statement of Operations. No assurance can be made that we will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of our gains and losses that will be deemed effective under SFAS No. 133. Changes in management’s initial assumptions regarding the proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the swap curve are among the factors that could cause us to include a greater portion of our gains and losses from the associated risk management transactions as current income or loss.

See Note 11 in our consolidated financial statements included in this Form 10-Q for additional discussion of our hedging and risk management transactions.

We settle our derivative and other risk management transactions in cash. Therefore, upon settlement, we will pay or receive cash for the net amount due. These amounts could be material and could have a material impact (positive or negative) on our liquidity. Since April 2008, our counterparty has required that we deposit cash to collateralize substantially all amounts we may owe at settlement of the hedge.

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

•
current credit market dislocations and our ability to obtain long-term financing for our asset investments in a timely manner and on terms that are consistent with those we project when we invest in the asset;

•	access to capital markets and capital market conditions;

•	adverse changes in the financial condition of the tenants underlying our investments;

•	increases in our financing costs (including as a result of LIBOR rate increases), our general and administrative costs and/or our property expenses;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	the success of our hedging strategy;

•	our ability to raise additional capital;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

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

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions. Any sales we make may be dilutive to existing stockholders.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2008, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of September 30, 2008 (dollars in thousands):

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$288,793	$285,592	6.81%	Various	$266,859
Commercial mortgage-backed securities (2)	165,058	202,683	7.47%	2009-2028	139,906
Structuring fees receivable	2,047	N/A	8.05%	2010-2020	2,047

Liabilities
Mortgage notes payable (5)	$975,711	$969,162	5.63%	2011-2024	$871,658
Collateralized debt obligations (5)	268,255	268,500	5.67%	2015	194,727
Credit facility (4)	198,197	198,197	5.62%	2010	198,197
Secured term loan (5)	125,247	125,247	6.02%	2018	118,829
Convertible senior notes (6)	75,000	75,000	8.24%	2012	67,525
Other long-term debt (7)	30,930	30,930	8.30%	2016	23,152
Derivative liabilities (3)	7,634	171,584	N/A	N/A	7,634

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

Scheduled maturities of interest rate sensitive instruments as of September 30, 2008 are as follows:

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$8,484	$9,667	$11,972	$13,219	$13,977	$228,273
Commercial mortgage-backed securities	327	25,379	2,784	3,424	3,933	166,836
Structuring fees receivable	183	771	767	72	79	175
Mortgages on real estate investments	3,387	13,371	15,741	36,433	132,081	774,698
Collateralized debt obligations	(10)	(41)	22,792	10,861	13,290	221,363
Credit facility	2,319	15,182	180,696
Secured term loan	1,528	9,649	12,191	13,737	15,380	72,762
Convertible senior notes	–	–	–	–	75,000
Other long-term debt	–	–	–	–	–	30,930
Derivative liabilities	7,634	–	–	–	–	–

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

We continue to pursue legal actions against the Town of Johnston, Rhode Island, with respect to the construction by one of our tenants, Factory Mutual Insurance Company, of a new 350,000 square foot office building adjacent to the property we currently own and lease to them as their corporate headquarters in Johnston. Our legal actions comprise appeals of a series of decisions of the Town of Johnston Planning Board, the local administrative agency charged with reviewing and approving real estate development plans, in approving Factory Mutual’s development plans. Through our legal actions, we are basically seeking to address concerns we have with the impact of Factory Mutual’s extensive development on our property, particularly with respect to traffic impact and stormwater runoff issues. The Planning Board initially failed to provide us with an opportunity to present our substantive concerns with the project, and then, on a remand order from the Rhode Island Superior Court, in a September 30, 2008 decision, ignored the weight of the evidence presented and approved Factory Mutual’s extensive development project without a single condition. The Rhode Island Superior Court has retained jurisdiction of our appeals and we intend to continue to pursue those appeals with the Rhode Island Superior Court.

We understand that Factory Mutual commenced construction of its new building in late March 2008. The Superior Court has ruled that Factory Mutual can continue with construction of the building while our appeals are pending “at its own risk and with full knowledge of the potential of ultimately being required to tear down any construction and to restore the property to its prior state.” Our lease with Factory Mutual expires on July 31, 2009. Factory Mutual’s option to renew its current lease on our building expired unexercised on June 1, 2008.

There are a variety of possible outcomes in the above matter and we cannot predict the outcome and whether or not we will be successful in achieving our objectives.

Item 1A.	Risk Factors

See Item 1A of our Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 4, 2008, and Item 1A of our Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2008, we issued an aggregate of 107,131 shares of common stock upon redemption of the same number of common units of limited partnership of our operating partnership, Caplease, LP. These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(2) based upon factual representations received from the limited partner who received the shares of common stock.

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

CAPLEASE, INC.
Registrant

Date: November 7, 2008	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: November 7, 2008	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer