Form 10-K
period 2008-12-31
CapLease, Inc.
filed 2009-03-06
CIK 1057689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2008, the aggregate market value of the common stock, $0.01 par value per share, of CapLease, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $324 million, based upon the closing price of $7.49 on the New York Stock Exchange on such date.

As of February 17, 2009, there were 47,391,790 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2009 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Note: Items 10, 11, 12, 13 and 14 are incorporated by reference herein from the Proxy Statement.

Except where otherwise indicated or where the context is clear, the portfolio statistics in Items 1 and 1A of this Form 10-K represent or are calculated from our carry value for financial reporting purposes before depreciation and amortization.  With respect to our loan portfolio, we have adjusted our carry value to exclude a $0.5 million general loss reserve.

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

Overview

We are a diversified real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants.  We focus on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance.   We also continue to be opportunistic and have made and expect to continue to make investments in single tenant properties where the owner has exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

We have two complimentary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.  Tenants underlying our investments are primarily large public companies or their significant operating subsidiaries and governmental entities with investment grade credit ratings, defined as a published senior unsecured credit rating of BBB-/Baa3 or above from one or both of Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).  We also imply an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which we have obtained a private investment grade rating from either S&P or Moody’s, or (iii) are governmental entity branches or units of another investment grade rated governmental entity.

Our portfolio produces stable, high quality cash flows generated by long-term leases to primarily investment grade tenants.  As of December 31, 2008, we had an approximately $2.1 billion investment portfolio, including the following assets by type:

	Investment(1)
	(in thousands)	Percentage
Owned properties	$1,656,914	78.6%
Debt investments
Loans
Long-term mortgage loans	250,164	11.9%
Corporate credit notes	30,095	1.4%
Mezzanine and other investments	6,804	0.3%
Commercial mortgage-backed and other real estate securities	161,842	7.7%
Other	1,863	0.1%
Total	$2,107,683	100.0%
(1)  Here and elsewhere in Item 1 of this Form 10-K, references to our “Investment” represent our carry value for financial reporting purposes before depreciation and amortization.  With respect to our loan portfolio, we have adjusted our carry value to exclude a $0.5 million general loss reserve.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We did not make any new asset investments during the year ended December 31, 2008.  As a result of market conditions, the focus of our portfolio activity during 2008 was reducing our debt and strengthening our balance sheet.  During 2008, we retired $64.2 million of principal on our debt, including $43.6 million of borrowings to Wachovia Bank.  We expect the focus of our portfolio activity during 2009 to be continued repayment and/or repurchase of our debt.

We have been in the net lease business since 1994 and completed our initial public offering in March 2004.  Prior to our initial public offering, we were primarily a lender focused on originating first mortgage loans on net lease properties and selling substantially all of the loans we originated, either through whole-loan or small pool sales or through gain-on-sale commercial mortgage-backed securitizations.

Investment Strategy

We focus on the following core business strategies:

•
Investing in High Quality Cash Flows.  We invest primarily in owned real properties and real estate loans where the underlying tenant is of high credit quality.  As of December 31, 2008, approximately 90% of our portfolio was invested in properties leased to investment grade or implied investment grade tenants and the weighted average underlying tenant credit rating on our entire portfolio was A-.  Further, our top ten tenant exposures, which comprise approximately 50% of our portfolio, were all rated investment grade or implied investment grade and had a weighted average credit rating of A+.  As of December 31, 2008, our portfolio had the following credit characteristics:

Credit Rating (1) (2)	Investment (in thousands)	Percentage
Investment grade rating of A- or A3 and above	$935,760	44.3%
Investment grade rating of below A- or A3	707,147	33.6%
Implied investment grade rating	256,416	12.2%
Non-investment grade rating	199,952	9.5%
Unrated (3)	7,383	0.4%
	$2,106,658	100.00%

(1)
Reflects the tenant’s or lease guarantor’s actual or implied S&P rating or equivalent rating if rated only by Moody’s, or in the case of our CMBS securities, actual ratings of the securities.  Table does not include a development property with a total investment of $1,025.

(2)
Four of our owned real properties where our aggregate investment is $268,156 are leased to more than one tenant and, for purposes of determining the underlying tenant’s credit rating on these properties, we have considered the credit rating of only our primary tenant.

(3)	Includes primarily our mezzanine and other investments as described under “Our Portfolio—Loan Investments.”

•
Long-Term Assets Held for Investment.  We invest in commercial real estate assets subject to long-term leases.  As of December 31, 2008, the weighted average underlying tenant remaining lease term on our portfolio was approximately 10 years.  We intend to hold our assets for the long-term, capturing the stable cash flows that will be produced from the underlying high credit quality tenants.  On a limited and opportunistic basis, we may also continue to acquire and promptly resell assets through our taxable REIT subsidiary.  During 2009, we may selectively sell assets in order to enable us to continue to reduce our debt and strengthen our liquidity position.

•
Flexible Investment Approach.  We have the expertise and ability to invest at all levels the capital structure of net lease and other single tenant properties.  Owned properties comprise approximately 79% of our current portfolio, and our target is to maintain a portfolio mix of 75% to 90% owned real estate, and 10% to 25% mortgage loans and other debt investments.  For properties that we own, in addition to high quality tenant credit quality, we also seek to invest in strong real estate locations that will appreciate in value over time.

•
Stringent Underwriting Process.  We maintain a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of seven of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer.  Our investment committee formally reviews and approves each investment we make prior to funding and all portfolio divestitures.  We also have an investment oversight committee of the Board of Directors that approves investments in excess of $50 million.

•
Finance with Long-Term Fixed Rate Debt.  We seek to borrow against, or finance, our assets with long-term fixed rate debt, effectively locking in the spread we expect to generate on our assets.  Our financing strategy allows us to invest in a greater number of assets and enhance our asset returns.  As a result of market conditions, the focus of our portfolio activity during 2008 was reducing our debt and strengthening our balance sheet.  During 2008, we retired $64.2 million of principal on our debt, including $43.6 million of borrowings to Wachovia Bank.  We expect the focus of our portfolio activity during 2009 to be continued repayment and/or repurchase of our debt.

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

•
Experienced Senior Management Team.  Our senior management team has worked together for more than 14 years.  Over this period, we have built and maintain today a strong credit philosophy and underwriting discipline.  Since our initial public offering in March 2004, we have purchased $1.7 billion of single tenant properties.  Since 1996, we have originated and underwritten more than $4.0 billion in single tenant transactions, involving more than 500 properties with more than 100 underlying tenants.

•
Financing Expertise.  We have substantial experience in financing single tenant assets.  We have developed and continue to enhance financing structures that have enabled us to efficiently finance a portion of our owned properties through term loan and securitization transactions.  These financing structures enable us to enhance the returns on our portfolio without reducing credit quality in search of yield.

•
Market Expertise.  We have recognized expertise in the net lease marketplace.  In February 2005, we received a U.S. patent for our 10-year credit tenant loan product.  In addition to serving as one of our loan products, we use this product to finance a portion of our owned property investments.  We developed the specialized lease enhancement mechanisms that are utilized in net lease lending transactions.

Our Portfolio

Owned Properties

Owned properties comprise approximately 79% of our current portfolio.  All of our owned properties have been acquired since the closing of our initial public offering.  We invest in most commercial property types (e.g., office, warehouse, GSA and retail), and our investment underwriting includes an analysis of the credit quality of the underlying tenant and the strength of the related lease.  We also analyze the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market.  We believe that over time, the value of our owned real estate will appreciate.  For more detail on our underwriting process, please see “Underwriting Process” below.  We target properties that have one or more of the following characteristics:

•	included in primary metropolitan markets such as Philadelphia, Washington D.C., Chicago and New York/New Jersey;

•	fungible asset type that will facilitate a re-let of the property if the tenant does not renew;

•	barriers to entry in the property’s market, such as zoning restrictions or limited land for future development; and

•	core facility of the tenant.

As of December 31, 2008, we had an approximately $1.7 billion owned property portfolio.  We believe the strength of this portfolio is exhibited by the following:

•	approximately 10.6 million rentable square feet with 99.8% occupancy;

•	63 properties in 26 states leased to 34 different tenants;

•	no tenant represents more than five percent of our entire portfolio, except the United States Government at 10.3% and Nestlé Holdings, Inc. at 9.4%;

•	94% investment grade or implied investment grade tenants;

•	weighted average tenant credit rating of A;

•	weighted average remaining lease term of approximately 8 years; and

•	well diversified portfolio by property type, geography, tenant and tenant industry.

Property Type Diversification

The following pie chart summarizes the property types comprising our owned property portfolio as of December 31, 2008.

Tenant Industry Diversification

The following table sets forth certain information regarding the tenant industry concentrations in our owned property portfolio as of December 31, 2008.

Industry	Number of Tenants	Weighted Average Credit Rating (1)	Investment (2) (in thousands)	Percent of Total
Insurance	7	A+	$343,175	20.7%
Food & Beverage	4	A+	264,255	16.0%
Government	2	AAA	233,904	14.1%
Financial	3	BBB-	144,346	8.7%
Grocery	2	BBB-	108,986	6.6%
Retail Department Stores	1	A	93,016	5.6%
Retail Jewelry	1	A-	77,640	4.7%
Telecommunications	2	BB+	68,322	4.1%
Engineering	1	BBB+	56,747	3.4%
Building Materials	1	A+	52,874	3.2%
Healthcare	3	AA-	49,084	3.0%
Communications	2	BBB+	47,465	2.9%
Hotel	1	BBB	46,250	2.8%
Automotive	1	A-	27,266	1.6%
Retail Drug	2	A-	21,720	1.3%
Publishing	1	BBB+	20,837	1.3%
Total	34	A	$1,655,887	100.0%

(1)	Reflects actual or implied S&P rating (or equivalent rating if rated only by Moody’s) of tenant(s) or lease guarantor(s).

(2)	Does not include our development property which is not currently occupied by a tenant.

Geographic Diversification

The following table sets forth certain information regarding the top twenty states where our owned properties are located as of December 31, 2008.

State	Number of Properties	Investment (in thousands)	Percent of Total
Pennsylvania	5	$211,468	12.8%
California	7	202,474	12.2%
New Jersey	3	131,123	7.9%
Maryland	4	128,019	7.7%
Texas	5	110,133	6.6%
Illinois	2	107,624	6.5%
Virginia	3	90,049	5.4%
Colorado	2	69,796	4.2%
Indiana	2	58,915	3.6%
Rhode Island	1	54,879	3.3%
Kansas	3	54,143	3.3%
Nebraska	2	52,071	3.1%
Washington	1	39,612	2.4%
Alabama	2	39,221	2.4%
Connecticut	1	37,685	2.3%
Georgia	4	36,348	2.2%
Tennessee	3	34,169	2.1%
Kentucky	5	33,614	2.0%
Wisconsin	1	29,165	1.8%
Florida	1	27,266	1.6%
Other	6	109,140	6.6%
Total	63	$1,656,914	100.0%

Lease Expirations

The following table sets forth certain information regarding scheduled lease expirations in our owned property portfolio as of December 31, 2008.

Year of Lease Expiration	Number of Expiring Leases (1)		Square Feet Subject to Expiring Lease	Investment (in thousands)	Percent of Investment (2)
2009	7	(3)	479,060	$107,489	6.5%
2010	7	(4)	464,365	66,883	4.1%
2011	1		130,000	37,685	2.3%
2012	5		2,593,451	211,297	12.8%
2013	14		320,491	63,612	3.9%
2014	1		88,420	14,101	0.9%
2015	5		598,039	108,341	6.6%
Thereafter	40		5,903,727	1,039,233	63.0%

(1)  On four of our owned properties, we have more than one tenant, including one owned property (United States Government (NIH)) where we also have multiple leases with the primary tenant expiring on different dates.

(2)  Represents lease expiration dates as a percentage of carry value before depreciation and amortization.

(3) 99.6% of the leases expiring in 2009 (by square footage) represent Factory Mutual Insurance Company property in Johnston, Rhode Island and 131,218 square feet of space leased to the United States Government at the NIH property in North Bethesda, Maryland.

(4) 90% of the leases expiring in 2010 (by square footage) represent Qwest Corporation properties in Omaha, Nebraska.

The following is a tabular presentation of our owned property portfolio as of December 31, 2008:

						(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Purchase Date	Lease Maturity (1)	2009 Estimated Annual Rent (2)	Purchase Price	Investment (3)
Abbott Laboratories	6480 Busch Blvd, Columbus, OH	Office	111,776	11/2004	10/2016	$912	$12,025	$12,065
Abbott Laboratories	1850 Norman Drive North, Waukegan, IL	Office	131,341	8/2005	8/2017	1,539	20,325	20,362
Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	Office	122,605	10/2006	11/2016	1,725	24,255	25,688
Allstate Insurance Company	401 McCullough Drive, Charlotte, NC	Office	191,681	12/2005	12/2015	2,013	27,172	27,236
Allstate Insurance Company	1819 Electric Road (aka State Hwy. 419), Roanoke, VA	Office	165,808	12/2005	12/2015	2,143	28,928	28,935
AmeriCredit Corp.	4001 Embarcadero Drive, Arlington, TX	Office	246,060	12/2006	8/2017	3,085	43,000	43,374
AMVESCAP PLC	4340, 4346 & 4350 South Monaco St., Denver, CO	Office	263,770	3/2006	10/2016	5,108	69,300	69,796
Aon Corporation (4)	1000 Milwaukee Ave, Glenview, IL	Office	412,409	8/2004	4/2017	6,916	85,750	87,262
Baxter International, Inc.	555 North Daniels Way, Bloomington, IN	Warehouse	125,500	10/2004	9/2016	790	10,500	10,779
Bunge North America, Inc.	6700 Snowden Road, Fort Worth, TX	Industrial	107,520	4/2007	4/2026	623	10,100	10,268
Cadbury Schweppes Plc	945 Route 10, Whippany, NJ	Office	149,475	1/2005	3/2021	3,400	48,000	50,231
Capital One Financial Corporation	3905 N. Dallas Parkway, Plano, TX	Office	159,000	6/2005	2/2015	2,128	27,900	31,175
Choice Hotels International, Inc. (5)	10720, 10750 & 10770 Columbia Pike, Silver Spring, MD	Office	223,912	11/2004	5/2013	5,227	43,500	46,250
Cott Corporation	1090 and 1091 Spring Street, Reading, PA	Mfg/Dist	120,000	7/2006	6/2017	362	5,350	5,531
County of Yolo, California	25 North Cottonwood Street, Woodland, CA	Office	63,000	1/2007	6/2023	1,023	16,400	16,857
Crozer-Keystone Health System (6)	8 Morton Avenue, Ridley, PA	Medical Office	22,708	8/2004	4/2019	424	4,477	5,879
CVS Corporation	100 Mazzeo Drive, Randolph, MA	Retail	88,420	9/2004	1/2014	771	10,450	14,101
Factory Mutual Insurance Company (7)	1301 Atwood Avenue, Johnston, RI	Office	345,842	4/2007	7/2009	9,373	55,443	54,879
Farmers Group, Inc.	3039-3041 Cochran Street, Simi Valley, CA	Office	271,000	1/2007	1/2017	2,921	41,812	41,879
Farmers New World Life Insurance Company	3003 77th Avenue Southeast, Mercer Island, WA	Office	155,200	12/2005	12/2020	2,525	39,550	39,612
ITT Industries, Inc.	12975 Worldgate Drive, Herndon, VA	Office	167,285	5/2005	3/2019	5,131	46,081	56,747
Johnson Controls, Inc.	6750 Bryan Dairy Road, Largo, FL	Warehouse	307,275	12/2006	8/2016	1,975	27,000	27,266
Koninklijke Ahold, N.V.	4001 New Falls Road, Levittown, PA	Retail	70,020	6/2006	4/2026	1,439	18,575	21,104
Lowes Companies, Inc. (8)	26501 Aliso Creek Rd., Aliso Viejo, CA	Retail	181,160	5/2005	8/2024	3,426	52,860	52,874
N/A (Development Property)	2423 Galena Avenue, Simi Valley, CA	Undeveloped Land	N/A	5/2007	N/A	–	1,000	1,025
Nestle Holdings, Inc. (9)	555 Nestle Way, Breinigsville, PA	Warehouse	1,045,150	4/2007	12/2012	6,301	74,215	85,938
Nestle Holdings, Inc. (9)	2909 Pleasant Center Road, Fort Wayne, IN	Warehouse	764,177	4/2007	12/2012	3,762	43,837	48,136
Nestle Holdings, Inc. (9)	2 Nestle Way, Lathrop, CA	Warehouse	751,021	4/2007	12/2012	4,007	52,357	64,151
Omnicom Group, Inc.	1660 North Westridge Circle, Irving, TX	Office	101,120	6/2005	5/2013	1,409	18,100	18,300
Pearson Plc.	3833 Greenway and 2201 Noria Road, Lawrence, KS	Office	194,665	4/2006	4/2021	1,420	20,750	20,837
Qwest Corporation (10)	1299 Farnam Street, Omaha, NE	Office	291,820	4/2007	6/2010	4,608	30,097	36,969
Qwest Corporation (11)	9394 West Dodge Road, Omaha, NE	Office	127,825	4/2007	6/2010	340	10,785	15,102
T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	Office	69,287	11/2006	1/2017	1,351	16,195	16,250
The Kroger Co. (12)	Various locations in KY (five), GA (four), and TN (two)	Retail	685,135	4/2007	1/2022	4,909	64,037	87,882
The Travelers Corporation	200 Constitution Plaza, Hartford, CT	Office	130,000	4/2007	10/2011	6,044	33,628	37,685
Tiffany & Co.	15 Sylvan Way, Parsippany, NJ	Office/Warehouse	367,740	9/2005	9/2025	4,613	75,000	77,640
Time Warner Entertainment Company, L.P.	1320 North Dr. Martin Luther King Jr. Drive, Milwaukee, WI	Office	154,849	11/2006	12/2016	1,865	28,530	29,165
TJX Companies, Inc.	2760 Red Lion Road, Philadelphia, PA	Warehouse	1,015,500	3/2006	6/2021	6,174	90,125	93,016
United States Government (DEA)	1003 17th Street North, Birmingham, AL	GSA (US Government)	35,616	8/2005	12/2020	1,297	13,369	13,422
United States Government (EPA)	300 Minnesota Avenue, Kansas City, KS	GSA (US Government)	71,979	8/2005	3/2023	2,652	29,250	33,306
United States Government (FBI)	200 McCarty Avenue, Albany, NY	GSA (US Government)	98,184	10/2006	9/2018	1,312	16,350	17,082
United States Government (FBI)	1100 18th Street, North, Birmingham, AL	GSA (US Government)	96,278	8/2005	4/2020	2,715	21,850	25,799
United States Government (NIH)(13)	6116 Executive Bvd, N. Bethesda, MD	GSA (US Government)	207,055	9/2005	Various	5,751	81,500	81,769
United States Government (OSHA)	8660 South Sandy Parkway, Sandy, UT	GSA (US Government)	75,000	8/2005	1/2024	1,946	23,750	24,969
United States Government (SSA)	1029 Camino La Costa, Austin, TX	GSA (US Government)	23,311	8/2005	2/2016	710	6,900	7,016
United States Government (VA)	Lot 37, Santiago De los Caballeros Avenue, Ponce, PR	GSA (US Government)	56,500	11/2004	2/2015	1,300	13,218	13,683
Walgreen Co.	4601 Westfield Avenue, Pennsauken, NJ	Retail Drug	18,500	11/2004	10/2016	297	3,089	3,252
Walgreen Co.	700 Frederick Blvd, Portsmouth, VA	Retail Drug	13,905	11/2004	7/2018	354	4,167	4,370

Total			10,597,384			$130,116	$1,540,852	$1,656,914

(1)	Includes lease maturity for our primary tenant.

(2)
Reflects scheduled base rent due for 2009 under our lease with the tenant or tenants.  Does not reflect straight-line rent adjustments required under Statement of Financial Accounting Standards (“SFAS”) No. 13.  Also does not include expense recoveries or above or below market rent amortization adjustments required by SFAS No. 141.

(3)	Includes carry value of any related intangible assets under SFAS No. 141.

(4)	As of December 31, 2008, approximately 2% of the property was leased to one other tenant.

(5)	As of December 31, 2008, approximately 28% of the property was leased to six other tenants.

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

(8)	As of December 31, 2008, approximately 18% of the property was leased to two other tenants.

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

(13)	As of December 31, 2008, approximately 11% of the property was leased to five other tenants.

Loan Investments

Loan investments comprise approximately 14% of our current portfolio.  Our existing loan investments include long-term mortgage loans, corporate credit notes and a small number of mezzanine and other investments.  With the exception of our mezzanine investments, all of our loans are secured by a first mortgage on the related property and an assignment of the tenant’s lease and rents.  Most of the loans we hold in portfolio are fully amortizing over the primary lease term of the underlying tenant, thus reducing our risk over time and eliminating the refinance risk associated with a balloon payment at maturity.  The following summarizes each type of loan we make.

Long-Term Mortgage Loans.  We offer long-term fully or nearly fully amortizing loans secured by first mortgages on properties subject to long-term net leases (typically at least 15 years).  As of December 31, 2008, our portfolio included $250.2 million of long-term mortgage loans.

Corporate Credit Notes.  Our corporate credit notes represent one of two notes comprising a single first mortgage loan on a net lease property.  Through a process we have patented, we allocate the loan cash flows and establish priorities to the collateral among the two notes.  The corporate credit note will generally range from 10% to 20% of the full loan amount, is fully amortizing and has a junior claim on the real estate mortgage, but a senior claim on the rents in the event of a tenant bankruptcy and lease rejection.  We retain the corporate credit note in our portfolio and typically sell the related real estate note to a third party.  As of December 31, 2008, our portfolio included $30.1 million of corporate credit notes.

Mezzanine and Other Investments.  We also offer a variety of other loan and loan type products primarily to owners of single tenant properties, including mezzanine loans, bridge loans, development loans and preferred equity financings.  These investments are typically shorter term in nature and are often subordinate to other financing.  Our primary mezzanine investment as of December 31, 2008 was a loan of $6.2 million made pursuant to a revolving credit agreement we entered into with a third party borrower in June 2006.  We agreed to fund loans from time to time of up to $12 million to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut.  Our commitment to make loans was terminated in October 2007.

As of December 31, 2008, we had an approximately $287.1 million loan portfolio.  We believe the strength of our loan portfolio is exhibited by the following:

•	weighted average remaining lease term on the underlying leases of approximately 18 years;

•	88% investment grade or implied investment grade underlying tenants;

•	loan investments on 65 properties in 25 states with 23 different underlying tenant obligors; and

•	weighted average underlying tenant credit rating of BBB+.

The following is a tabular presentation of our loan portfolio as of December 31, 2008:

							(in thousands)
							Original
Tenant or Guarantor	Location	Property Type	Square Feet	Coupon	Lease Expiration	Loan Maturity	Principal Balance	Principal Balance	Carry Value	Loan to Realty Value (1)
Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	Retail	13,383	6.50%	4/2024	11/2022	$2,108	$1,821	$1,821	67%
Bank of America, N.A.	Glenview, IL	Bank Branch	4,500	6.34%	12/2028	12/2028	4,317	4,298	4,298	76%
Bank of America, N.A.	Mt. Airy, MD	Bank Branch	4,500	6.42%	12/2026	12/2026	3,469	3,366	3,366	76%
Best Buy Co., Inc.	Chicago, IL	Retail	45,720	6.40%	3/2025	3/2025	18,522	17,409	17,409	90%
City of Jasper, Texas	Jasper, TX	Office	12,750	7.00%	12/2024	11/2024	1,736	1,595	1,553	80%
CVS Corporation	Asheville, NC	Retail Drug	10,880	6.53%	1/2026	1/2026	2,360	2,160	2,215	85%
CVS Corporation	Athol, MA	Retail Drug	13,013	6.46%	1/2025	1/2025	1,502	1,336	1,336	70%
CVS Corporation	Bangor, PA	Retail Drug	13,013	6.28%	1/2026	1/2026	2,521	2,218	2,183	79%
CVS Corporation	Bluefield, WV	Retail Drug	10,125	8.00%	1/2021	1/2021	1,439	1,194	1,290	70%
CVS Corporation	Evansville, IN	Retail Drug	12,900	6.22%	1/2033	1/2033	3,351	3,273	3,273	74%
CVS Corporation	Greensboro, GA	Retail Drug	11,970	6.52%	1/2030	1/2030	1,395	1,302	1,302	77%
CVS Corporation	Oak Ridge, NC	Retail Drug	10,880	6.99%	1/2025	8/2024	3,243	2,952	2,952	76%
CVS Corporation	Shelby Twp., MI	Retail Drug	11,970	5.98%	1/2031	1/2031	2,540	2,465	2,465	86%
CVS Corporation	Southington, CT	Retail Drug	10,125	8.26%	1/2020	1/2020	1,768	1,633	1,799	80%
CVS Corporation	Stow, OH	Retail Drug	10,125	8.26%	1/2020	1/2020	2,407	2,188	2,409	77%
CVS Corporation	Sunbury, PA	Retail Drug	10,125	7.50%	1/2021	1/2021	1,829	1,483	1,451	71%
CVS Corporation	Washington, DC	Retail Drug	7,920	8.10%	1/2023	1/2023	2,781	2,276	2,415	69%
CVS Corporation	Willimantic, CT	Retail Drug	10,125	8.26%	1/2023	1/2023	2,028	1,889	2,095	77%
Harris Bankcorp, Inc.	Chicago, IL	Bank Branch	4,750	6.81%	8/2025	8/2025	4,467	4,181	4,181	69%
Home Depot USA, Inc.	Chelsea, MA	Retail	117,034	5.36%	1/2036	1/2031	8,501	8,112	8,112	88%
Home Depot USA, Inc.	Tullytown, PA	Retail	116,016	6.62%	1/2033	1/2033	8,447	8,367	8,367	97%
Kohls Corporation	Chicago, IL	Retail	133,000	6.69%	5/2030	5/2030	48,270	46,454	46,454	90%
Koninklijke Ahold, N.V.	Bensalem, PA	Retail	67,000	7.24%	5/2020	5/2020	3,153	2,798	2,846	80%
Koninklijke Ahold, N.V.	Danvers, MA	Retail	65,811	7.90%	5/2026	5/2026	22,857	22,541	24,062	74%
Koninklijke Ahold, N.V.	North Kingstown, RI	Retail	125,772	7.50%	11/2025	11/2025	6,794	6,331	6,313	70%
Koninklijke Ahold, N.V.	Tewksbury, MA	Retail	58,450	7.50%	1/2027	1/2027	6,625	6,226	6,221	70%
Koninklijke Ahold, N.V.	Upper Darby Township, PA	Retail	54,800	7.29%	4/2024	4/2024	6,867	6,160	5,910	84%
Lowes Companies, Inc.	Framingham, MA	Retail	156,543	5.87%	10/2031	9/2031	27,864	27,370	27,370	83%
Lowes Companies, Inc.	Matamoras, PA	Retail	162,070	6.61%	5/2030	5/2030	7,208	7,032	7,032	94%
National City Bank	Chicago, IL	Bank Branch	5,274	5.89%	12/2024	12/2024	3,114	2,873	2,942	72%
Neiman Marcus Group, Inc.	Las Vegas, NV	Retail	167,000	6.06%	11/2022	11/2021	8,267	6,341	6,840	67%
United States Postal Service	Scammon Bay, AK	Post Office	2,080	7.05%	10/2021	10/2021	1,015	846	861	65%
University of Connecticut Health Center	Farmington, CT	Medical Office	100,000	6.34%	11/2029	11/2024	22,800	20,157	20,834	81%
Walgreen Co.	Dallas, TX	Retail Drug	14,550	6.46%	12/2029	12/2029	3,534	3,282	3,282	76%
Walgreen Co.	Montebello, CA	Retail Drug	14,414	6.10%	3/2030	2/2030	4,680	4,360	4,360	64%
Walgreen Co.	Nacogdoches, TX	Retail Drug	14,820	6.80%	9/2030	9/2030	3,649	3,499	3,499	69%
Walgreen Co.	Rosemead, CA	Retail Drug	12,004	6.26%	12/2029	12/2029	5,333	5,046	5,046	71%
							262,761	246,834	250,164

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	Retail Drug	16,475	6.50%	7/2028	9/2013	437	246	230	78%
Albertsons, LLC	Norwalk, CA	Retail Drug	14,696	6.33%	11/2028	12/2013	470	273	270	70%
Best Buy Co., Inc.	Olathe, KS	Retail	48,744	5.40%	1/2018	6/2013	1,779	987	959	73%
Best Buy Co., Inc.	Wichita Falls, TX	Retail	30,038	6.15%	1/2017	11/2012	743	358	346	69%
CVS Corporation	Clemmons, NC	Retail Drug	10,880	5.54%	1/2022	1/2015	285	192	186	59%
CVS Corporation	Commerce, MI	Retail Drug	10,880	5.85%	4/2025	5/2013	501	283	276	79%
CVS Corporation	Garwood, NJ	Retail Drug	11,970	6.12%	6/2025	8/2013	879	478	469	77%
CVS Corporation	Kennett Square, PA	Retail Drug	12,150	6.40%	1/2025	10/2012	857	395	387	79%
CVS Corporation	Knox, IN	Retail Drug	10,125	7.60%	1/2024	12/2011	322	124	124	65%
CVS Corporation	Rockingham, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	435	244	240	71%
CVS Corporation	Rutherford College, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	346	214	211	73%
Federal Express Corporation	Bellingham, WA	Warehouse	30,313	5.78%	10/2018	3/2015	362	260	256	67%
FedEx Ground Package System, Inc.	McCook, IL	Warehouse	159,699	5.89%	1/2019	2/2015	2,737	1,877	1,861	78%

FedEx Ground Package System, Inc.	Reno, NV	Warehouse	106,396	5.90%	9/2018	10/2014	1,374	901	894	73%
Hercules Incorporated	Wilmington, DE	Office	518,409	9.32%	5/2013	5/2013	20,000	19,835	19,835	80%
Lowes Companies, Inc.	N. Windham, ME	Retail	138,134	5.28%	1/2026	9/2015	1,140	868	854	81%
PerkinElmer, Inc.	Beltsville, MD	Office/Industrial	65,862	7.35%	11/2021	12/2011	707	270	268	73%
PerkinElmer, Inc.	Daytona Beach, FL	Office/Industrial	34,196	7.35%	11/2021	12/2011	321	122	122	70%
PerkinElmer, Inc.	Phelps, NY	Office/Industrial	32,700	7.35%	11/2021	12/2011	299	114	113	75%
PerkinElmer, Inc.	Warwick, RI	Industrial	95,720	7.68%	12/2021	1/2012	939	370	365	74%
Staples, Inc.	Odessa, TX	Retail	23,942	6.41%	6/2015	9/2012	408	199	192	69%
Walgreen Co.	Delray Beach, FL	Retail Drug	15,120	6.20%	1/2021	1/2013	595	289	288	69%
Walgreen Co.	Jefferson City, TN	Retail Drug	14,266	5.49%	3/2030	5/2015	786	553	553	85%
Walgreen Co.	Riverside, CA	Retail Drug	12,804	6.10%	10/2028	12/2013	571	329	324	71%
Walgreen Co.	Waterford, MI	Retail Drug	14,490	5.50%	1/2023	6/2013	953	493	472	75%
							38,246	30,274	30,095

Mezzanine and Other Investments
Eden Hylan Seaview LLC	Staten Island, NY	Retail Drug	N/A	10.00%	N/A	1/2009	650	650	650	N/A
West End Mortgage Finance Fund I L.P.	Various	Other	N/A	10.00%	N/A	1/2009	7,154	6,154	6,154	N/A
							7,804	6,804	6,804

Total							$308,811	$283,912	$287,063

(1)
All percentages have been rounded to the nearest whole percentage.  Loan to realty value is the ratio of the principal balance of the loan as of December 31, 2008 to the appraised value of the real estate that secures the loan at the time the loan was made.  The current value of the real estate may be different.  The loan to realty value for each corporate credit note includes the principal balance of the portion of the loan we have sold.

Commercial Mortgage-Backed and Other Real Estate Securities

As of December 31, 2008, real estate securities aggregated approximately $161.8 million, or approximately 8% of our portfolio.  We invest in commercial mortgage-backed securities, or CMBS, and other real estate securities.  Our CMBS investments include senior, subordinate and interest-only classes of primarily net lease loan securitizations or pass through trusts.  Our real estate securities represent our pro rata investments in one or more first mortgage loans on properties net leased to a single tenant.  We believe we are well-positioned to evaluate net lease CMBS investments and real estate securities due to our expertise with net lease loan assets and our experience in structuring CMBS transactions.  We structured four CMBS securitizations aggregating approximately $1.5 billion prior to our initial public offering.  As a result of our familiarity with the collateral included in these transactions, many of our CMBS investments to date have been made in classes of our prior securitizations.

The weighted average credit rating on our securities portfolio was BB+ as of December 31, 2008, with 56% of the portfolio rated investment grade or implied investment grade.  These statistics reflect the actual ratings on our CMBS securities and underlying tenant ratings on our other real estate securities.

Our CMBS and other real estate securities as of December 31, 2008 are summarized in the following table:

		(in thousands)
Security Description	CUSIP No.	Face Amount (1)	Carry Value	Coupon	Maturity Date
Investments in Commercial Mortgage Loan Securitizations
BACM 2006-4, Class H	05950WAT5	$8,000	$6,757	6.01%	Aug 2016
BSCMS 1999 CLF1, Class E	07383FCC0	3,326	469	7.07%	Mar 2027
BSCMS 1999 CLF1, Class F	07383FCD8	251	–	7.06%	Sep 2025
CALFS 1997-CTL1, Class D	140281AF3	6,000	5,124	6.16%	Feb 2016
CMLBC 2001-CMLB-1, Class E	201736AJ4	9,526	9,663	7.87%	Jul 2022
CMLBC 2001-CMLB-1, Class G	201736AL9	9,526	4,746	7.87%	Feb 2023
CMLBC 2001-CMLB-1, Class H	201736AM7	11,907	1,522	6.25%	Mar 2024
CMLBC 2001-CMLB-1, Class J	201736AN5	6,383	786	6.25%	Oct 2025
NLFC 1999-LTL-1, Class E	63859CCL5	11,081	6,081	5.00%	Jan 2022
NLFC 1999-LTL-1, Class X (IO)	63859CCG6	5,662	3,525	0.51%	Jan 2024
WBCMT 2004-C15 180D	929766YG2	15,000	14,842	5.58%	Nov 2009
WBCMT 2004-C15 180E	929766YH0	8,000	6,214	5.58%	Nov 2009
WBCMT 2006-C27, Class C	92977QAK4	11,000	10,498	5.89%	Aug 2016
BACMS 2002-2, Class V-1 (7-Eleven, Inc.)	05947UJE9	508	388	8.72%	Sep 2019
BACMS 2002-2, Class V-2 (Sterling Jewelers)	05947UJF6	776	580	8.68%	Jan 2021
		106,946	71,195

Investments in Certificated Loan Transactions
CVS Corporation	126650BB5	18,604	17,702	5.88%	Jan 2028
Koninklijke Ahold, N.V. 7.82% Jan 2020	008686AA5	8,585	9,063	7.82%	Jan 2020
Lucent 6.70% due 9/1/2020	72817#AA6	36,616	35,729	6.70%	Sep 2020
Yahoo, Inc.	984332AC0	31,631	28,153	6.65%	Aug 2026
		95,436	90,647

Total		$202,382	$161,842

(1)           Represents face amount, or, in the case of the NLFC 1999-LTL-1, Class X (IO) bond, our cost basis.

Portfolio Financing

Our strategy is to finance our assets with secured long-term fixed rate debt at a positive spread to the yield on those assets.  We seek to finance our assets with non-recourse long-term fixed rate debt as soon as practicable after we invest through “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the lease maturity of the asset financed.  By doing so, we seek to lock-in the positive spread on the assets (representing the difference between our yield and our cost of financing) for the long-term.  Through non-recourse debt, we seek to limit the overall company exposure in the event of a debt default to the amount invested in the assets financed.

Since our initial public offering, our long-term fixed rate financings have been in the form of mortgage debt on most of our owned properties and two term financings, including one CDO.  As noted above, we use term financings to finance a portion of our owned properties.  We also intend to finance most of our loan and CMBS investments on a long-term basis through term financings.

We are not dependent on the structured credit markets for financing.  The net lease asset class has long-attracted institutional financing and we expect that our deep contacts developed over our more than 14 years in the business will provide us with a wide variety of financing opportunities.  For example, we completed a $129.5 million original principal balance secured term loan with a European based institutional lender in December 2007.  Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  Our effective financing rate on the loan is 6.02% annually (inclusive of hedge and closing costs).

We issued an entirely fixed rate on balance sheet CDO financing in March 2005.  We aggregated approximately $300 million of assets into the pool, and we issued $285 million face amount of multi-class notes and $15 million of preferred equity through the CDO trust.  The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  Through October 2009, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral.  The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.68%.

As a result of credit market dislocations that began in the summer of 2007 and continued into and through 2008, we concluded in April 2008 to transition financing on certain of our assets for which we had not yet obtained long-term fixed rate financing, from a 364-day repurchase agreement with Wachovia Bank, N.A. scheduled to mature in August 2008, to a longer term credit facility with Wachovia.  In doing so, we were able to strengthen our balance sheet by providing additional term on the debt (scheduled maturity in April 2010 with an extension option until 2011) and reduce our risk to lender margin calls.  We intend to pursue a variety of strategies for the assets financed on the facility, including obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered.  In the intervening period, we continue to lower our outstanding balance on the Wachovia facility.

Pursuant to our credit facility with Wachovia Bank, the bank has agreed to make an aggregate of $250 million of term and revolving credit loans available to us.  We pay interest on our borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.  Our Wachovia credit facility is recourse debt.

As of December 31, 2008, the following statistics summarize our overall portfolio financing position:

•	leverage of approximately 79.1%, which includes secured and unsecured debt;

•	$972.3 million of non-recourse first mortgage debt at a weighted average coupon of 5.61% and a weighted average effective financing rate of 5.63%;

•	$268.3 million of non-recourse CDO debt at a weighted average effective financing rate of approximately 5.68%;

•	$123.7 million of non-recourse other term debt at a coupon of 5.81% and an effective financing rate of 6.02%; and

•	$189.3 million of recourse debt to Wachovia Bank under the credit facility described above at an effective financing rate of 3.48%.

We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and expect to continue to do so in 2009.

Hedging Strategy

For assets that have not yet been financed with long-term fixed rate debt, we may employ a hedging strategy to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing.  We do so by entering into hedging transactions that we expect to offset changes in interest rates.  For example, as interest rates increase, our hedge transactions are intended to offset the increased interest cost of our expected financing with gains on our hedge positions.  Our hedging transactions consist primarily of forward starting interest rate swaps.  Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount.

We do not hedge those assets that we have financed with long-term fixed rate debt, as our yields and spreads on those assets are fixed and therefore not impacted by fluctuations in interest rates.

We will continue to seek to manage our interest rate exposure taking into account market conditions, the cost of the hedging transactions and the limitations on hedging transactions imposed by the REIT tax rules.  As of December 31, 2008, we had no open hedge transactions.

Revenue Concentrations in 2008

Other than the United States Government, which accounted for approximately 12.1% of our total revenue and approximately 14.9% of our total revenue from our owned properties segment, we had no greater than 10% revenue concentrations based on total revenue or on a total revenue by segment basis during 2008.  Approximately 10.2% of our total revenue from our debt investments segment during 2008 was obtained from investments where Koninklijke Ahold, N.V. is the tenant (or lease guarantor), but not our obligor.

Investment Network

Our level of new investment activity is influenced by market conditions.  During 2008, we did not add any new assets to our portfolio and we expect new asset activity to be limited in 2009.

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

In the case of a loan to a property owner, our real estate due diligence includes a review of the background and financial capabilities of the owner/borrower.

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

We believe that when market conditions improve and we resume new investment activity, we can continue to grow our business more rapidly than we need to expand our general and administrative costs and headcount.

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

At December 31, 2008, we were not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2008, we had 20 employees, as compared to 22 employees at December 31, 2007.  We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and rating agencies.  We believe that our relations with our employees are good.  None of our employees are unionized.

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

Risks Related to Operations

Current economic conditions and turmoil in the credit markets expose us to a variety of risks.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole on a going-forward basis.  Many economists are predicting continued recessionary economic conditions in the United States in 2009, along with significant increases in unemployment and vacancy rates at commercial properties.  As a result, current economic conditions and the credit crisis may cause commercial real estate values and market rental rates to decline significantly.  These declines could adversely impact us in a number of ways, including by causing us to record losses on our assets, reducing the proceeds we receive upon sale or refinance of our assets or adversely impacting our ability to re-let our owned properties.  Current economic conditions and the credit crisis may also cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or a material reduction in our cash flows.

If we lower or eliminate our dividend, the market value of our common stock may decline.

The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including market conditions, our cash available for distribution, our funds from operations and our maintenance of REIT status.  Various factors could cause our board of directors to decrease or eliminate our common stock dividend level, including continued credit market dislocations, tenant defaults resulting in a material reduction in our cash flows or a material loss resulting from an adverse change in one or more of the tenants underlying our investments.  We have not established a minimum dividend payment level and we cannot assure you that we will be able to pay dividends in the future.  If we lower or eliminate our common stock dividend, the market value of common stock in our company could be adversely affected.

If we pay our dividend in shares of common stock, the market value of our common stock may decline.

In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income to stockholders each year.  IRS guidance allows us to pay a portion of our annual distributions in shares of common stock rather than cash (up to 90% in 2009) if we meet certain conditions.  In order to preserve liquidity, our Board of Directors may conclude to pay a portion of our dividend in shares of common stock.  If they do so, the market value of common stock in our company could be adversely affected.

We conduct a significant part of our business with Wachovia Bank, N.A. and its affiliates, and their continued business with us is not guaranteed.

We rely on Wachovia Bank, N.A. and its affiliates in various aspects of our business.  For example:

•	Wachovia Bank and its affiliates provide us with debt financing through a credit agreement.

•	We have obtained mortgage financing on our owned properties from Wachovia Bank in the past, and we expect to continue to do so in the future.

•
Affiliates of Wachovia Bank have performed investment banking services for us, including in connection with our initial public offering, our CDO transaction and each of our follow-on public equity offerings.

•	We enter into derivative transactions from time to time with Wachovia Bank.

Wachovia Bank came under significant financial distress during 2008 and in late September 2008, Wachovia agreed to merge with Wells Fargo & Company.  We have limited relationships with Wells Fargo and it is unclear how our relationship with Wachovia Bank will be impacted by the merger with Wells Fargo.

These parties are not obligated to do business with us, and any adverse developments in their business or in our relationship with them could result in these parties choosing not to do business with us or a significant reduction in our business with them.  Termination of our business with the merged entity or its affiliates or a significant reduction in our business with these parties could have a material adverse effect on our business, operating results and financial condition.

The market price of our stock may be adversely impacted by our pace of investment activity.

The markets in which we compete for investments are competitive and our pace of investment activity continues to be impacted by competitive and market conditions.  We have not added assets to our portfolio since the credit market dislocations began in the summer of 2007 and if dislocations persist or intensify we may be unable to grow our portfolio during 2009.  If our pace of investment activity does not match market expectations the market price of our stock could be adversely affected.

Risks Related to Portfolio Assets

Single tenant leases involve significant risks of tenant default.

We focus our investment activities on ownership of real properties and loans on real properties that are leased to a single tenant.  Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a complete reduction in the operating cash flows from that investment and a significant reduction in the value of our investment, and could cause a significant reduction in our revenues and a significant impairment loss recorded directly to our Statement of Operations.  The current economic conditions and the credit crisis may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

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

•
An adverse change in the financial condition of one or more of the tenants underlying our investments or a decline in the credit rating of one or more of the tenants underlying our investments could result in a margin call if the related asset is being financed on our Wachovia Bank credit facility, and could make it more difficult for us to arrange long-term financing for that asset, including by increasing our cost of financing.

•
We own the subordinate classes in our CDO financings and subordinate equity in any other term financings.  If the underlying tenant on any asset financed in our CDO or other term financing fails to make rental payments, our cash flows may be redirected to the senior owners.

Our investments may be subject to impairment charges.

We periodically evaluate our investments for impairment indicators.  The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the type of investment, but generally includes an evaluation of the credit quality of the underlying tenant or tenants, our expectations regarding future cash flows and the estimated fair value of our investment and/or related collateral.  With respect to our securities investments, we also consider the length of time and the extent to which the estimated fair value has been below cost and whether we have the intent and ability to retain our investment for a period of time sufficient to allow for a full recovery.  Market conditions over the past 18 months have resulted in increases in credit spreads and generally lower fair valuations for our securities.  If these conditions continue or persist, we may be required to record impairment losses on our securities, and these losses may be significant.  If we determine that an impairment has occurred, we would be required to reduce the carry value of our investment, which would adversely affect our results of operations and funds from operations through losses recorded directly to our Statement of Operations in the applicable period.

Bankruptcy laws will limit our remedies if an underlying tenant becomes bankrupt and rejects the lease.

We rely on rent payments from the underlying tenant to service our financing of the asset and generate the spread we expect to earn.  If the tenant becomes insolvent or bankrupt, they have the right under the United States Bankruptcy Code to reject the lease and rent payments could cease.  In such a case, our remedies will be limited under the Bankruptcy Code.  The premises may not be recoverable promptly from the tenant and our claim for damages, which will be unsecured and is limited to rent under the lease for the greater of one year or 15 percent (but not more than three years) of the remaining term, plus rent already due but unpaid, may not be sufficient to cover our debt service and any other expenses with respect to the property.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to tenant credit concentrations, the most significant of which are the following as of December 31, 2008:

•	approximately $217.0 million, or 10.3%, of our assets represent investments in properties leased to the United States Government; and

•	approximately $198.2 million, or 9.4%, of our assets represent investments in properties leased to, or leases guaranteed by, Nestlé Holdings, Inc.

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

We are subject to industry concentrations, the most significant of which are the following as of December 31, 2008:

•
approximately $343.2 million, or 16.3%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company, Aetna Life Insurance Company, Factory Mutual Insurance Company and Travelers Corporation);

•
approximately $264.3 million, or 12.6%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the food and beverage industry (e.g., Nestlé Holdings, Inc. and Cadbury Schweppes Holdings (US));

•
approximately $163.4 million, or 7.8%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail grocery industry (e.g., The Kroger Co. and Koninklijke Ahold, N.V.);

•
approximately $144.3 million, or 6.9%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the financial industry (e.g., Capital One Financial Corporation, AmeriCredit Corp. and AMVESCAP PLC);

•
approximately $139.5 million, or 6.6%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc. and Kohl’s Corporation); and

•
approximately $104.6 million, or 5.0%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail home improvements industry (e.g., Lowe’s Companies, Inc. and Home Depot USA, Inc.).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2008:

•	approximately $226.3 million, or 10.8%, of our assets represent investments in properties located in the Philadelphia, Pennsylvania metropolitan area;

•	approximately $187.4 million, or 8.9%, of our assets represent investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $184.9 million, or 8.8%, of our assets represent investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $150.0 million, or 7.1%, of our assets represent investments in properties located in the New York City and Northern New Jersey area;

•	approximately $106.4 million, or 5.1%, of our assets represent investments in properties located in the Dallas/Fort Worth, Texas metropolitan area; and

•	approximately $105.0 million, or 5.0%, of our assets represent investments in properties located in the Southern California area.

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

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $200.0 million, or 9.5%, of our portfolio as of December 31, 2008).  These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

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

Risks Related to Ownership of Real Estate

It may be difficult for us to buy and sell real estate quickly and their values may decline.

Real estate investments are relatively illiquid.  Our ability to vary our portfolio by selling and buying properties in response to changes in economic and other conditions is limited.  We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our properties, our ability to sell these properties and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease.  In addition, the mortgage debt we put on the property and REIT tax requirements restrict our ability to quickly re-sell properties we have purchased.  As a result, we may be unable to sell our properties for an extended period of time without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition.

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

These risks are increased as a result of our acquisition of the EntreCap portfolio during 2007.  All of the properties in the EntreCap portfolio other than the Kroger properties are subject to leases that are scheduled to expire over the next four years, including the Factory Mutual Insurance Company lease that is scheduled to expire in July 2009.  It may be difficult to re-let these properties at the end of the lease term, and the terms of any such re-let may be less favorable to us than the current lease terms.  Factory Mutual Insurance Company is in the process of constructing a new corporate headquarters building adjacent to the building we own and currently lease to them, and has allowed its renewal option on our building to lapse.  In addition, certain of the properties in the EntreCap Portfolio are subject to leases with rents significantly above market.

Deteriorating economic conditions could adversely impact our ability to re-let space on favorable terms as leases expire.

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

Our leases with the United States Government are typical Government Services Administration, or GSA, type leases.  These leases do not provide that the United States Government is wholly responsible for operating costs of the property, but include an operating cost component within the rent we receive that increases annually by an agreed upon percentage based upon the Consumer Price Index, or CPI.  Thus, we have greater exposure to operating costs on our properties leased to the United States Government because if the operating costs of the property increase faster than the CPI, we will bear those excess costs.

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

Risks Related to Debt Assets

We invest in CMBS securities, including "first loss" and other subordinate securities, which entail certain risks.

We invest in commercial mortgage-backed securities, or CMBS.  CMBS securities entitle the holder to receive payments that depend primarily on the cash flow from a specified pool of commercial mortgage loans.  Our CMBS investments include classes of securities backed by pools of first mortgage loans on net lease properties (with most of the underlying loan collateral originated by us in the mid to late 1990s), as well as investments in generic CMBS pools, or securities backed by loans on a variety of multifamily and commercial properties, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, mobile home parks, nursing homes and senior living centers.  Generally, we have invested in subordinate classes of the securitization pool, including ownership of the “first loss” position or near “first loss” position in the event of losses on the assets within the pool.  We may not be able to recover all or part of our investment in our CMBS securities.  In addition, the value of these investments may be adversely affected by defaults or decreases in the value of the underlying collateral, increases in market rates for similar collateral pools or economic downturns, and we may be required under GAAP to record an impairment loss on our investments if any of these developments occur.  Current economic conditions have increased the likelihood of losses on assets within the pool and, therefore, increased the likelihood that we will incur losses on our securities.

We have limited recourse in the event of a default on any of our mortgage loans.

Our mortgage loan investments are non-recourse obligations of the property owner, and, in the event of default, we are generally dependent entirely on the loan collateral to recover our investment.  Our loan collateral consists primarily of a mortgage on the underlying property and an assignment of the tenant’s lease.  In the event of a default, we may not be able to recover the premises promptly and the proceeds we receive upon sale of the property may be adversely affected by risks generally incident to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, and other factors which are beyond our or our borrower’s control.  Current market conditions may reduce the proceeds we are able to receive or our ability to re-let the property in the event of a foreclosure on our collateral.  As discussed above, bankruptcy laws will limit our remedies with respect to the tenant’s lease.  There can be no assurance that our remedies with respect to the loan collateral will provide us with a recovery adequate to recover our investment.

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

Our collateral rights on our corporate credit notes are more limited than the collateral rights we have under our long-term mortgage loans.  Our corporate credit notes represent one of two notes comprising a single first mortgage loan on a net lease property.  Both notes are secured by the same first mortgage and assignment of the tenant’s lease and rents, and the note holders have agreed amongst themselves that the corporate credit note holder will have a junior claim on the real estate mortgage and a senior claim on the rents in the event of a tenant bankruptcy and lease rejection.  So our collateral rights with respect to the real estate mortgage will be junior to the holder of the related real estate note.  Further, while we will have a senior claim on the lease assignment in a tenant bankruptcy, as discussed above, our claim for damages will be unsecured and limited to an amount defined under the Bankruptcy Code (the greater of one year’s rent or 15% (but not more than three years) of rent over the remaining lease term, plus rent already due but unpaid).

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

During 2006, we entered into a revolving credit agreement with a third party borrower.  We agreed to fund loans from time to time of up to $12 million to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut.  These loans are secured by a pledge of the borrower’s interest in the joint venture and a guarantee by one of the principals of the borrower.  While our commitment to fund these loans has now been terminated, we had loans of approximately $6.2 million to the borrower as of December 31, 2008.  Our loans expose us to various unique risks, which could result in losses to us.  These risks include the following:

•
During 2008, our borrower failed to make certain scheduled principal payments due us under the loan agreement although it has remained current on interest.  In addition, our borrower has advised us that it will be required to refinance our position with a different lender, raise additional equity capital or sell franchise loans to generate the proceeds to meet its principal repayment obligations under our loan.  Our borrower’s ability to do so has been and may continue to be adversely impacted by current economic conditions.

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

We have made investments in development loans that involve a higher degree of risk than long-term first mortgage loans secured by income-producing real property, due to a variety of factors.  These factors include the subordinate status of our loan investment, dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs, loan terms that often require little or no amortization, and the possibility that a foreclosure by the holder of the senior loan could result in a substantial decrease in the value of our collateral.  Accordingly, in the event of a borrower default, we may not recover some or all of our investment in our development loans.

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

•
To the extent we have financed our assets under our variable rate credit facility with Wachovia Bank, our debt service requirements will increase as short-term interest rates rise.  In addition, if short-term interest rates rise in excess of the yields on our assets financed, we will be subject to losses.

•
Our lenders will have a first priority claim on the collateral we pledge and the right to foreclose on the collateral.  Therefore, if we default on our debt service obligations, we would be at risk of losing the related collateral.

•
Our credit facility with Wachovia Bank is a fully recourse lending arrangement.  Therefore, if we default on this facility, our lenders will have general recourse to our company’s assets, rather than limited recourse to just the assets financed.

Increases in our cost of financing may cause our expected spreads on new assets to erode.

The profitability of our portfolio (and, in turn, our business) is driven by the returns on our assets, based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We generally secure long-term financing for our assets after we agree to acquire them.  Therefore, if our cost to finance our assets increases over our assumptions at the time we commit to invest, the spread we expected to earn on the asset (and hence our overall portfolio) will erode.  Various factors could cause our financing cost to increase, including:

•	widening of credit spreads as investors’ appetite for credit risk diminishes;

•	a decline in the credit rating of the underlying tenant;

•	increases in long-term interest rates;

•	market dislocation events, such as those experienced in the credit markets since the summer of 2007;

•	ineffectiveness of our hedging strategies;

•	weakening economic conditions; and

•	United States military activity and terrorist activities.

Spread erosion could have a material adverse effect on our cash flows, results of operations and financial condition.

We may not be able to implement our long-term financing strategy.

Part of our business strategy is to secure long-term financing of our assets to enable us to invest in a greater number of assets and enhance our asset returns.  Our ability to implement our long-term financing strategy is subject to the following risks:

•	We may not be able to achieve our desired leverage level due to decreases in the market value of our assets, increases in interest rates and other factors.

•
We are subject to conditions in the mortgage, CDO and other long-term financing markets which are beyond our control, including the liquidity of these markets and maintenance of attractive credit spreads.  We are not currently able to obtain attractive long-term financing for our assets due to market conditions.

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

As part of our investment strategy, we acquire loans and securities which we finance on a floating rate, recourse borrowing facility with a view to long-term, fixed rate, non-recourse financing once we have aggregated a sufficiently large enough pool to finance the assets efficiently.  During the period we finance these assets on a recourse facility, we bear the risk of being unable to finance the assets on a non-recourse basis at attractive prices or in a timely matter, or at all.  If it is not possible or economical for us to finance such assets on a non-recourse basis, we may be unable to pay down our recourse facility, or be required to liquidate the assets at a loss in order to do so.  If we sell an asset at less than what the lender has advanced to us against that asset, we will remain liable to the lender for the shortfall because of the recourse nature of the facility.

Our use of debt financing could have a material adverse effect on our financial condition.

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness.  As of December 31, 2008, the scheduled principal payments on our long-term debt over the next five years and thereafter were as follows:

	Expected Maturity Dates
	2009	2010	2011	2012	2013	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgages on real estate investments	$13,371	$15,741	$36,433	$132,081	$70,139	$704,559
Collateralized debt obligations	(41)	25,417	11,683	12,409	12,549	206,248
Credit facility	15,130	174,132	–	–	–	–
Secured term loan	9,649	12,191	13,737	15,380	13,602	59,160
Convertible senior notes	–	–	–	71,760	–	–
Other long-term debt	–	–	–	–	–	30,930

We expect that the reinvestment feature of our CDO will enable us to reinvest about $8 million of principal repaid on assets financed in the CDO into new assets in 2009, and we currently intend to apply this amount to assets financed on the credit facility.  Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

Included in the above amounts are balloon payments on our debt instruments.  Most of our debt provides for balloon payments that are payable at maturity.  Our ability to make these balloon payments will depend upon our ability to refinance the related debt, raise additional equity capital and/or sell assets or any related collateral.  Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.  In addition, current credit market conditions have made it difficult to refinance real estate related debt.  We cannot judge the duration of the credit crunch or whether or not the situation will intensify.  Accordingly, we cannot provide any assurance that we will be able to refinance our debt on terms as favorable as the existing indebtedness.  If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related collateral at a price that generates sufficient proceeds to pay the scheduled balloon payments, we could lose all or a substantial portion of our investment in the asset.

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

We may enter into hedging transactions to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing for our assets.  Our hedging strategy exposes us to certain risks, among them the following:

•
No hedging activity can completely insulate us from the risks associated with changes in interest rates and, therefore, our hedging strategy may not have the desired beneficial impact on our results of operations or financial condition.

•	There will be various market risks which we do not intend or expect to hedge against, including changes in credit spreads.

•
Hedging transactions are entered into at the discretion of our management team and they may conclude that it is not in our company’s best interest to hedge the interest rate risks with respect to certain expected long-term financings, particularly during periods of market dislocation.  As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future.  Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing.

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

•	Our hedging transactions may not perform as expected, including during periods of market dislocation.

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

In April 2008, we entered into a two-year credit agreement with an option for a third year with Wachovia Bank, and we refinanced the assets securing our short-term repurchase agreement on the new facility at closing.  As part of the transaction, we repaid all of our borrowings under and terminated the repurchase agreement.  While this new facility relieves short-term refinancing risk, it exposes us to a variety of risks, including the following:

•
It is priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate.  Therefore, increases in the 30-day LIBOR rate will cause our borrowing costs to increase and our net income to decrease.

•
The facility is recourse to all of our other assets.  In the event we experience a default under the assets securing the facility, we will remain obligated to satisfy our obligations to Wachovia out of other assets of our company.

•
We are subject to margin call risk under the loan facility documents.  Wachovia has the right in its sole discretion to revalue our collateral, provided that Wachovia may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.  In the event Wachovia determines that the value of our collateral has decreased, it has the right to make a margin call.  A margin call would require us to make up any collateral shortfall with cash or additional portfolio assets.  We may not have sufficient cash or portfolio assets to do so.  A failure to meet a margin call could cause us to default under the facility and otherwise have a material adverse effect on our financial condition and operating results.

•
We have borrowed the full amount permitted under the loan documents based on the lender’s current valuation of our collateral.  In order to borrow any additional amounts under the facility, we will be required to post additional collateral.  Further, Wachovia has the right to reject any asset that we seek to finance on the facility.

New accounting treatment for our convertible senior notes is expected to cause our reported interest expense to increase.

FASB recently adopted FASB Staff Position No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” reflecting new rules that change the accounting for certain convertible debt instruments, including our convertible senior notes. Under these new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion is required to account for the liability and equity components of the instrument separately. The debt component is recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is treated as if it had been issued at a discount and is subsequently accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s nonconvertible debt borrowing rate. The resulting interest expense will likely be higher than the actual cash interest expense payable on the instrument. The new rules are effective for fiscal years and interim periods beginning after December 15, 2008, and is applied retrospectively to all periods presented.  We will adopt the requirements of the FSP on January 1, 2009, and estimate that upon adoption, our “additional paid-in capital” balance will increase by approximately $5.3 million, our “convertible senior notes” balance will be reduced by approximately $5.5 million and our “other assets” (debt issuance costs, net) will decrease by $0.2 million.  As a result of the adoption, we expect to record additional non-cash interest expense of $0.3 million, $1.2 million and $1.3 million, for fiscal year 2007, 2008 and 2009, respectively.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have used CDO financings in the past and may look to do so in the future.  We retain the subordinate classes of bonds in our CDO financings.  The terms of the CDO securities issued by us include cash flow coverage tests that are used primarily to determine whether and to what extent principal and interest proceeds on the underlying assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO.  These cash flow coverage tests consist of an overcollateralization test and an interest coverage test.  The overcollateralization test ensures that a minimum amount of collateral par amount secures the related notes.  The interest coverage test ensures that cash coupon payments generated from the CDO collateral will be adequate to pay fees and interest due on the related notes.

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

There are a limited number of insurance carriers from whom we can obtain specialized lease enhancement insurance policies, and, therefore, our ability to replace one or more of our current carriers is restricted.  Any of the following developments with respect to our carriers may have a material adverse effect on our financial condition and operating results:

•	a deterioration in our relationship with one or more of the carriers;

•	a bankruptcy or other material adverse financial development with respect to one or more of the carriers; and

•	a dispute as to policy coverage with one or more of the carriers.

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

We expect to fund future investments primarily from debt or equity capital.  Therefore, we are dependent upon our ability to attract debt or equity capital from public or institutional lenders.  Since the second half of 2007, the capital markets have entered a period of significant instability, and this instability may continue and/or intensify, and result in us being unable to raise additional debt and/or equity capital at an acceptable cost.  The capital markets also have been, and in the future may be, adversely affected by various other events or conditions beyond our control, such as the United States’ military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies, such as Lehman Brother Holdings Inc. and Enron Corp.  Events such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business.  As a REIT, we will also be dependent upon the availability and cost of capital in the REIT markets specifically, which can be impacted by various factors such as interest rate levels, the strength of real estate markets and investors’ appetite for REIT investments.  We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future investments, or at an acceptable cost.

Future offerings of debt and equity may not be available to us or may adversely affect the market price of our common stock.

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes.  Our ability to raise additional capital is currently being adversely impacted by market conditions, and we do not know when market conditions will stabilize or improve.  All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity, reduce the market price of shares of our common stock, or be of preferred stock having a distribution preference that may limit our ability to make distributions on our common stock.  Continued market dislocations could cause us to seek sources of potentially less attractive capital.  Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

We may fail to manage our anticipated growth.

As of December 31, 2008, our company had 20 employees.  As our asset base continues to grow, we may experience a significant strain on our management, operational, financial and other resources.  Our ability to manage growth effectively will require us to continue to improve our operational and financial systems, expand our employee base and train and manage our employees and develop additional management expertise.  Failure to manage growth effectively could have a material adverse effect on our financial condition and operating results.

The concentration of our company’s common stock could have an adverse impact on the value of your investment.

As of December 31, 2008, approximately 54.9% of our common stock was owned by eight unrelated institutional investors (based on SEC filings made by these investors).  This concentration of ownership could have an adverse impact on the value of your investment, including as a result of the following:

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

Our board of directors determines our investment and operational policies and may amend or revise these policies at any time, including our policies with respect to our REIT status, investment objectives, acquisitions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies without a vote of or notice to our stockholders.  Investment and operational policy changes could adversely affect the market price of stock in our company and our ability to make distributions to our stockholders.

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

The market price of our stock may vary substantially.

Various factors can affect the market price of our stock including the following:

•	actual or anticipated variations in our quarterly results of operations;

•	the extent of investor interest in our company, real estate generally or commercial real estate specifically;

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

Item 3.       Legal Proceedings.

From time to time, we are involved in legal proceedings in the ordinary course of business.  We do not believe that any matter we are currently involved in, including those set forth below, will have a material adverse effect on our business, results of operations or financial condition.  However, periodic settlements and/or professional or other fees and expenses related to any matter could have an adverse impact on our results of operations in the quarterly or annual period in which they are recognized.

Qwest Communications Corporation

In March 2007, our company was named as a defendant in a lawsuit brought by Qwest Communications Corporation.  The lawsuit related to a computer data center in Sacramento, California owned by Sandy Beaches I LP, a limited partnership in which four of our executive officers (Messrs. McDowell, Pollert, Seale and Blanz) have invested.  Herakles LLC, a limited liability company in which the management group has similarly invested and which is an affiliate of Sandy Beaches, is a party to a management agreement with Qwest for the operation of the data center.  Riptide I LP, another limited partnership in which the management group has similarly invested and which is another affiliate of Sandy Beaches, subleases a portion of the leased building from Qwest.  Sandy Beaches, Herakles and Riptide were also named defendants in the lawsuit.

Our company’s sole relationship with the data center is that it made a first mortgage loan on the property in February 2001 (before we were a public company).  Shortly after we made the loan, we sold it to a conduit lender for its securitization.  At the time we made the loan, the borrower (Sandy Beaches) agreed to pay us a monthly advisory fee through November 2010 for structuring and making the loan.

The lawsuit was in substance a commercial dispute between Qwest, on the one hand, and Sandy Beaches, Herakles and Riptide, on the other hand, as Qwest made a variety of claims against these three entities, including breach of the lease, the management agreement and the sublease.  Qwest’s sole claim against our company was essentially that it was an “alter ego” of the other defendants and, therefore, its separate existence should be disregarded and it should be liable for any damages payable by the other defendants.

During October 2008, we and Qwest settled the lawsuit against CapLease and all the claims against CapLease were dismissed.  Also during October 2008, Sandy Beaches, Herakles and Riptide, on the one hand, and Qwest, on the other hand, agreed to a separate settlement, and the claims against Sandy Beaches, Herakles and Riptide were also dismissed.

Town of Johnston, Rhode Island

We continue to pursue legal actions against the Town of Johnston, Rhode Island, with respect to the construction by one of our tenants, Factory Mutual Insurance Company, of a new 350,000 square foot office building adjacent to the property we currently own and lease to them as their corporate headquarters in Johnston.  Our legal actions comprise appeals of a series of decisions of the Town of Johnston Planning Board, the local administrative agency charged with reviewing and approving real estate development plans, in approving Factory Mutual’s development plans.  Through our legal actions, we are basically seeking to address concerns we have with the impact on our property of Factory Mutual’s extensive development, particularly with respect to traffic impact issues.  The Planning Board initially failed to provide us with an opportunity to present our substantive concerns with the project, and then, on a remand order from the Rhode Island Superior Court, in a September 30, 2008 decision, ignored the weight of the evidence presented and approved Factory Mutual’s extensive development project without a single condition.  The Rhode Island Superior Court has retained jurisdiction of our appeals and we are continuing to pursue those appeals with the Rhode Island Superior Court.

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

We are in direct discussions with Factory Mutual with respect to a variety of matters, including our legal actions, end-of-lease term obligations and Factory Mutual’s possible need for a short-term holdover in our building while they complete their new headquarters.

There are a variety of possible outcomes in our legal actions as well as our discussions with Factory Mutual, and we cannot predict the outcome and whether or not we will be successful in achieving our objectives.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2008.

PART II.

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information and Holders of Record

Our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LSE” since our initial public offering on March 19, 2004.  On February 17, 2009, the reported closing sale price per share of common stock on the NYSE was $1.64 and there were 814 holders of record of our common stock.  The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year	Low	High
2007
First Quarter	$10.16	$11.86
Second Quarter	10.51	11.77
Third Quarter	8.17	10.97
Fourth Quarter	7.96	10.56

2008
First Quarter	$6.85	$9.00
Second Quarter	7.34	8.65
Third Quarter	6.75	10.14
Fourth Quarter	1.40	7.96

Dividends

The table below sets forth the cash dividends paid on our common stock for the periods indicated:

Quarter Ended	Dividend Payment Date	Dividend per Share
2007
March 31, 2007	April 16, 2007	$0.20
June 30, 2007	July 16, 2007	0.20
September 30, 2007	October 15, 2007	0.20
December 31, 2007	January 15, 2008	0.20

2008
March 31, 2008	April 15, 2008	$0.20
June 30, 2008	July 15, 2008	0.20
September 30, 2008	October 15, 2008	0.20

We did not declare a dividend on our common stock in the quarter ended December 31, 2008.

We generally intend to distribute each year all or substantially all of our REIT taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our stockholders so as to comply with the REIT provisions of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax.  Our dividend policy is determined from time to time by our Board of Directors in their sole discretion, and will depend on factors such as our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

Tax Characteristics of 2008 Dividends

The following table summarizes the taxable nature of our common dividends during 2008:

Total common dividend per share (tax basis)	$0.80
Capital gain	0.00%
Ordinary income	0.00%
Return of capital	100.00%
100.00%

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s REIT Composite Index from March 19, 2004 (the date our common stock began to trade publicly) through December 31, 2008.  The graph assumes that you invested $100 at the close of market on March 19, 2004 in our common stock and each of the indexes, with dividends reinvested.  The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of our common stock.

	Base
	Period
Company / Index	3/19/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CapLease, Inc.	100	121.58	109.70	129.63	101.91	22.61
S&P 500 Index	100	110.65	116.09	134.42	141.80	89.34
S&P REIT Index	100	118.30	133.16	188.76	156.48	92.03

Item 6.	Selected Financial Data.

The following selected historical financial information for the five years ended December 31, 2008 is derived from our audited consolidated financial statements and those of our predecessor, Caplease, LP (the successor-in-interest to Capital Lease Funding, LLC) and its consolidated subsidiaries.  The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations data
Revenues:
Rental revenue	$137,832	$125,384	$78,656	$37,956	$4,287
Interest income from loans and securities	35,054	35,400	32,470	27,898	13,589
Property expense recoveries	11,457	11,215	8,828	6,272	1,608
Gains on sale of mortgage loans and securities	—	—	2,923	447	794
Other revenue	764	583	1,903	479	726
Total revenues	185,107	172,582	124,780	73,052	21,004
Expenses:
Interest expense	97,922	97,036	63,212	31,398	2,768
Property expenses	19,895	18,912	15,891	10,441	1,761
(Gain) loss on derivatives	19,496	(203)	(413)	(159)	724
Loss on investments	3,663	372	907	2,372	247
General and administrative expenses	11,671	10,673	9,772	10,140	8,833
General and administrative expenses - stock based compensation	1,978	1,621	2,621	2,235	3,825
Depreciation and amortization expense on real property	54,021	47,505	25,451	11,273	1,281
Loan processing expenses	314	306	268	283	196
Total expenses	208,960	176,222	117,709	67,983	19,635
Gain on extinguishment of debt	1,968	1,363	—	—	—
Income (loss) before minority interest and taxes	(21,885)	(2,277)	7,071	5,069	1,369
Minority interest in consolidated entities	124	33	(17)	55	—
Provision for income taxes	—	—	—	—	9
Income (loss) from continuing operations	(21,761)	(2,244)	7,054	5,124	1,360
Income from discontinued operations	—	(17)	195	6	—
Net income (loss)	(21,671)	(2,261)	7,249	5,130	1,360
Dividends allocable to preferred shares	(2,844)	(2,844)	(2,844)	(561)	—
Net income (loss) allocable to common stockholders	$(24,605)	$(5,105)	$4,405	$4,569	$1,360

Earnings per share:
Net income (loss) per common share, basic and diluted	$(0.54)	$(0.13)	$0.14	$0.16	$0.06
Weighted average number of common shares outstanding, basic	45,526	40,739	31,939	27,784	22,125
Weighted average number of common shares outstanding, diluted	45,526	40,739	31,941	27,784	22,125
Dividends declared per common share	$0.60	$0.80	$0.80	$0.74	$0.25
Dividends declared per preferred share	$2.03125	$2.03125	$2.03125	$0.48524	$—

Other data

Cash flows from operating activities	$64,359	$30,945	$27,443	$(17,111)	$10,973
Cash flows from investing activities	9,547	(309,062)	(361,854)	(675,408)	(349,576)
Cash flows from financing activities	(99,514)	307,739	319,520	681,114	362,802

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance sheet data

Real estate investments, net	$1,510,413	$1,563,570	$1,115,001	$764,930	$194,541
Real estate investments consolidated under FIN 46	—	—	—	—	48,000
Loans held for investment	285,779	269,293	273,170	297,551	207,347
Commercial mortgage-backed securities	161,842	198,187	183,066	137,409	87,756
Cash and cash equivalents	8,439	34,047	4,425	19,316	30,721
Structuring fees receivable	1,863	2,576	3,253	3,862	4,426
Total assets	2,045,669	2,158,269	1,644,300	1,286,488	581,702
Mortgages on real estate investments	972,324	983,770	794,773	551,844	111,539
Collateralized debt obligations	268,265	268,227	268,190	268,156	—
Repurchase agreement obligations	—	232,869	195,485	129,965	133,831
Credit facility	189,262	—	—	—	—
Secured term loan	123,719	129,521	—	—	—
Convertible senior notes	71,760	75,000	—	—	—
Other long-term debt	30,930	30,930	30,930	30,930	—
Stockholders’ equity	318,200	349,659	307,656	270,031	253,264

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have two complimentary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.  For properties that we own, in addition to high quality tenant credit, we also seek to invest in strong real estate locations that will appreciate over time.

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities).  The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries).

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Our overall portfolio leverage as of December 31, 2008 was approximately 79.1%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and expect to continue to do so in 2009.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through December 31, 2008, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  For assets not yet financed with long-term fixed rate debt, we typically employ a hedging strategy to manage our exposure to changes in interest rates prior to the time we obtain long-term fixed rate financing.  We enter into hedging transactions at the discretion of our management team, and we may determine that it is not in our company’s best interests to hedge the interest rate risks with respect to certain expected long-term financings.  We entered into such a period in the fourth quarter of 2008 when we removed our interest rate hedge.

We rely primarily on equity and debt capital to fund our portfolio growth.  Through December 31, 2008, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% convertible senior note offering in October 2007 (net proceeds of $72.8 million).

Summary of Investment and Financing Activity in 2008

As a result of market conditions, we did not add any new assets to our portfolio during 2008.  Instead, the focus of our portfolio activity during 2008 was reducing our debt and strengthening our balance sheet.  During 2008, we retired $64.2 million of principal on our debt, including $43.6 million of borrowings to Wachovia Bank.  We expect the focus of our portfolio activity during 2009 to be continued repayment and/or repurchase of our debt.

During April 2008, we concluded to transition financing on certain of our assets for which we had not yet obtained long-term fixed rate financing, from a 364-day repurchase agreement with Wachovia Bank, N.A. scheduled to mature in August 2008, to a longer term credit facility with Wachovia.  In doing so, we were able to strengthen our balance sheet by providing additional term on the debt (scheduled maturity in April 2010 with an extension option until 2011) and reduce our risk to lender margin calls.  Our strategy continues to be to obtain long-term fixed rate financing on these assets when credit markets stabilize and we can do so at an attractive cost.

Pursuant to our credit facility with Wachovia Bank, the bank has agreed to make an aggregate of $250 million of term and revolving credit loans available to us.  As of December 31, 2008, we had $189.3 million borrowed under this facility.  We pay interest on our borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.  Our Wachovia credit facility is recourse debt.

During December 2008 and January 2009, we repurchased $8.74 million of the convertible senior notes we issued in October 2007 at a price of $3.27 million, or a 62.6% discount from the face amount of the notes.

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

•
causing a delay in the long-term fixed rate financing of the mortgage assets financed under our credit agreement with Wachovia Bank, which were scheduled to be financed through a CDO.  This credit agreement is priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate, is recourse to all of our other assets and enables the lender to exercise margin calls primarily for credit events related to the assets financed.  We may experience increases in our borrowing costs as a result of increases in LIBOR.  We intend to pursue a variety of strategies for the assets financed on the facility, including obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered.  We expect credit market conditions to impact our ability to refinance any of these assets and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

•
causing us to close our open hedge position during November 2008, for a total loss of $18.1 million, as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.

Widening credit spreads and limited market trading activity for real estate securities continue to result in depressed valuations on our real estate securities.  If these conditions do not improve, we may be subject to impairment losses on our securities investments in the future, and these losses may be significant.

We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market instability persists or intensifies, the trends discussed above may continue and we may be impacted in a variety of additional ways.  For example, we may experience challenges in refinancing debt as it matures or raising additional capital, margin calls on our Wachovia Bank credit agreement and impairment charges on our assets.

We have taken and may continue to take a variety of cash conservation measures such as asset sales, expense reductions and dividend adjustments to increase our liquidity levels until credit markets normalize.  Credit market conditions have resulted in reduced trading activity and lower valuations for our securities, which could impact the amount at which and how quickly we could sell our assets if needed to generate liquidity.  Our ability to sell collateral to generate liquidity could also be impacted by factors such as market conditions, the relative illiquidity of certain of our assets (i.e., our owned property and loan investments) and limitations on sale imposed pursuant to the debt financing terms of our assets.

Current economic conditions and the credit crisis may cause commercial real estate values and market rental rates to decline significantly.  These declines could adversely impact us in a number of ways, including by causing us to record losses on our assets, reducing the proceeds we receive upon sale or refinance of our assets or adversely impacting our ability to re-let our owned properties.

Current economic conditions have contributed to unexpected bankruptcies and rapid declines in financial condition at a number of companies, particularly in the retail and financial sectors.  These conditions could cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or a material reduction in our cash flows.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of financial statements in conformity with GAAP requires the use of judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results could differ from these estimates.  The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.  The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 3 to the consolidated financial statements in this Annual Report on Form 10-K.

Loan Investments.

Since our initial public offering, our loan investments have been, and we expect in the future they will continue to be, accounted for as long term investments, as our strategy contemplates that we hold the loans for the foreseeable future or until maturity.  We are required to periodically evaluate each of these loans for possible impairment.  Our impairment analysis includes both a general reserve component under SFAS No. 5, Accounting for Contingencies, and an asset-specific component under SFAS No. 114, Accounting by Creditors for Impairments of a Loan.  Significant judgment is required in the analysis of each component, including (under SFAS No. 5) making estimates of collateral values, and estimates of probabilities of default and lease rejection rates, and (under SFAS No. 114) evaluating factors such as the status of the loans (i.e., current or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of our collateral, and the amount and status of any senior debt.  For the years ended December 31, 2008 and December 31, 2007, we recorded SFAS No. 5 general loan loss reserves of $0.5 million and $0, respectively, and no asset-specific loan loss reserves, although we did record a loss of $0.7 charged to the Consolidated Statement of Operations during the year ended December 31, 2008, related to the write-off in full of a development loan investment.

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

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant.  Factors considered by management in its analysis of in-place lease values include an estimate of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases.  Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases.  In estimating costs to execute similar leases, management considers leasing commissions and other related expenses.  Characteristics considered by management in valuing tenant relationships include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships.  Through December 31, 2008, we have assigned no value to tenant relationships on any of our acquisitions.

Commercial Mortgage-Backed Securities.

We account for our investments in securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  We estimate the fair value on all securities investments quarterly.  The fair values of CMBS are determined in most cases primarily by reference to index pricing.  Management may also estimate fair value based on credit characteristics and term of the security, market yields on securities with similar credit ratings, and collateral values.  Management has obtained broker quotes, but believes that in most cases the broker quotes reflect expected pricing for distressed trades in inactive and dislocated markets, rather than actual prices in orderly transactions.  Management has ultimately determined the fair values recorded in the financial statements based on a variety of factors, and in most cases those fair values are significantly above the broker quotes.  Our estimates of fair value are subject to significant variability based on market conditions, including interest rates and credit spreads.  We must also assess whether any unrealized losses on securities below our carry value reflect a decline in value which is other-than-temporary.  If so, we must write the impaired security down to its fair value through a charge to our Statement of Operations.  Significant judgment is required in this analysis.  The current market dislocations have made these judgments even more challenging.  In determining whether a decline in value is other-than-temporary, we consider whether the decline is due to factors such as changes in interest rates or credit spreads (indicator of temporary decline) or credit rating downgrades on the securities or credit defaults on the underlying collateral assets (indicator of an other-than-temporary decline).  In estimating other-than-temporary impairment losses, management considers (1) the financial condition and near-term prospects of the underlying credit, (2) our intent and ability to retain our investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value and (3) the length of time and the extent to which the fair value has been below cost.  We recorded other-than-temporary declines in the fair value of our CMBS securities of $1.0 million in 2008, $0.4 million for 2007, and $0.9 million for 2006.

Impairment on Owned Real Properties.

We own real properties for investment.  We review these properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  However, these estimates are highly subjective and could differ materially from actual results.  Through December 31, 2008, we have determined that no write-downs have been necessary on any of our owned real properties, other than a $0.4 million impairment loss on our Cott property recorded in the quarter ended September 30, 2008.

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

Our hedging transactions may not perform as expected, including during periods of market dislocation.  For example, as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates, we concluded to close our only open hedge position during November 2008, resulting in a loss charged directly to our Statement of Operations during the quarter ended December 31, 2008, of $18.1 million.  We currently have no open hedge positions.

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

Property Acquisitions

During the quarter ended December 31, 2008, we did not make any new investments.  We also did not complete any new asset financings.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Segment data for the year ended December 31, 2008 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$777	$149,992	$34,338	$185,107
Total expenses and minority interest	22,185	146,889	39,762	208,836
Gain on extinguishment of debt	1,968	-	-	1,968
Income (loss) from continuing operations	(19,440)	3,103	(5,424)	(21,761)
Total assets	26,763	1,566,405	452,501	2,045,669

Segment data for the year ended December 31, 2007 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$602	$137,341	$34,639	$172,582
Total expenses and minority interest	16,111	135,658	24,420	176,189
Gain on extinguishment of debt	-	1,363	-	1,363
Income (loss) from continuing operations	(15,509)	3,046	10,219	(2,244)
Total assets	64,616	1,620,419	473,234	2,158,269

Segment data for the year ended December 31, 2006 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$811	$88,002	$35,967	$124,780
Total expenses and minority interest	14,901	82,754	20,071	117,726
Income (loss) from continuing operations	(14,090)	5,248	15,896	7,054
Total assets	30,219	1,152,348	461,733	1,644,300

Comparison of Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following discussion compares our operating results for the year ended December 31, 2008 to the comparable period in 2007.

Revenue.

Total revenue increased $12.5 million, or 7%, to $185.1 million.  The increase was primarily attributable to increases in rental revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $12.7 million, or 9%, to $149.3 million.  The increase was driven by a full year of rental revenue from the EntreCap portfolio which was acquired in April 2007.

Interest income was basically unchanged, decreasing $0.3 million, or 1%, to $35.1 million.

Expenses.

Total expenses increased $32.7 million, or 19%, to $209.0 million.  The increase in expenses was primarily attributable to the large loss on derivatives, and higher levels of depreciation and amortization expense on real property, loss on investments, general and administrative expenses, property expenses and interest expense.

Interest expense increased $0.9 million, or 1%, to $97.9 million, from $97.0 million.  The increase was primarily the result of $7.0 million of additional interest expense on the secured term loan we issued in December 2007, $4.7 million of additional interest expense on the convertible senior notes we issued in October 2007, and $3.1 million of additional interest expense on property mortgages, partially offset by $14.0 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in 2008 and the impact in 2007 of $2.6 million of fees and $2.6 million of interest expense under the bridge facility we entered into in connection with the acquisition of the EntreCap portfolio in April 2007).  Our average balance outstanding and effective financing rate under our floating rate borrowings other than the bridge facility was approximately $202 million at 5.44% during 2008 (average 30-day LIBOR of 2.91%), compared with approximately $329.4 million at 6.29% during 2007 (average 30-day LIBOR of 5.30%).

Depreciation and amortization expense on real property increased $6.5 million, or 14%, to $54.0 million, as a result of the additional real estate investments made during 2007.

Property expense increased $1.0 million, or 5%, to $19.9 million.  The net amount of property expenses we incurred in 2008 (net of expense recoveries) was $8.4 million, compared to $7.7 million in 2007. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government.  While our investment focus continues to be on net leased properties, we expect to continue to pursue properties where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

We had a $19.5 million loss on derivatives in the 2008 period, compared to $0.2 of income in the 2007 period.  The loss in the 2008 period relates primarily to $18.1 million of losses we realized in November 2008 when we closed our only open hedge position.  As of December 31, 2007 and during most of 2008, we had a single open interest rate swap, intended to manage our exposure to interest rate movements for a planned long-term financing of assets financed on our interim financing facility with Wachovia Bank.  During November 2008, we closed the swap as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.  Under SFAS No. 133, the full amount of the realized loss on closing the swap of $15.2 million, along with $2.9 million of related losses previously deferred in Other Comprehensive Income/Loss on our Consolidated Balance Sheet, was charged directly to our Consolidated Statement of Operations, as the swap position no longer represented an effective cash flow hedge under SFAS No. 133.  We currently have no open hedge positions.

Loss on investments increased $3.3 million, to $3.7 million in 2008, from $0.4 million in 2007.  Losses in 2008 reflect the $1.1 million write-off of the investment in Matapeake in the fourth quarter (see Note 8 of the consolidated financial statements included in this Form 10-K), the $1.0 million impairment loss on securities investments in the fourth quarter (see Note 6), the $0.7 million write-off of a development loan in the third quarter (see Note 5), a $0.5 million general reserve for loan losses in the fourth quarter (see Note 5), and the $0.4 million impairment loss on the Cott property in the third quarter (see Note 4).  Losses in 2007 reflect impairment losses on two CMBS securities during the second quarter of 2007 (see Note 6).  Management determined that other-than-temporary declines in the fair value below cost basis had occurred on these two investments.

General and administrative expense increased $1.0 million, or 9%, from $10.7 million to $11.7 million, primarily reflecting higher legal expenses associated with litigation, including the actions we brought related to the real property we own in Johnston, Rhode Island and lease to Factory Mutual Insurance Company.

General and administrative expense-stock based compensation increased $0.4 million, as a result of an additional year of stock awards amortizing to expense in 2008, offset in part by a lower vesting percentage for performance based awards in 2008.  As of December 31, 2008, $4.3 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2013).  As of December 31, 2008, the grant date fair value for awards of 24,886 shares made in 2005, 47,116 shares made in 2006, 94,050 shares made in 2007 and 157,380 shares made in 2008, had not yet been determined because the grant date (as defined under relevant accounting guidance) had not yet occurred.

Gain on extinguishment of debt.

We had $2.0 million of non-cash gains on extinguishment of debt in 2008, compared to $1.4 million in the 2007 period.  Gains in the 2008 period related to the repurchase of our convertible senior notes in December 2008, and the gains in the 2007 period related to our retirement of debt we assumed when we purchased the EntreCap portfolio.  The gains in the 2007 period resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net (loss).

Net (loss) increased to $(21.8) million in 2008, from $(2.3) million in 2007, primarily as a result of the loss on derivatives in the 2008 period.  Net (loss) allocable to common stockholders was $(24.6) million in 2008, reflecting dividends to preferred stockholders of $2.8 million.

Comparison of Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following discussion compares our operating results for the year ended December 31, 2007 to the comparable period in 2006.

Revenue.

Total revenue increased $47.8 million, or 38%, to $172.6 million.  The increase was primarily attributable to increases in rental revenue and property expense recoveries and an increase in interest income, offset in part by decreases in gain on sale of loans and securities and other revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $49.1 million, or 56%, to $136.6 million.  We continued to make significant investments in owned properties during 2007, and the significant increase in revenues associated with these investments is a result of the large growth in this portion of our overall investment portfolio during 2006 and 2007.

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

Depreciation and amortization expense on real property increased $22.1 million, or 87%, to $47.5 million, as a result of the significant increase in real estate investments made during 2006 and 2007.

Property expense increased $3.0 million, or 19%, to $18.9 million.  The net amount of property expenses we incurred in 2007 (net of expense recoveries) was $7.7 million, compared to $7.1 million in 2006. The growth in property expenses reflects the growth of our portfolio as well as our purchase of properties with greater overall exposure to property expenses under the lease provisions, primarily with respect to leases with the United States Government.  While our investment focus continues to be on net leased properties, we expect to continue to pursue properties where we have exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

Loss on investments decreased $0.5 million, to $0.4 million in 2007, from $0.9 million in 2006.  Losses in 2007 reflect impairment losses on two CMBS securities during the second quarter of 2007.  Management determined that other-than-temporary declines in the fair value below cost basis had occurred on these two investments.  Losses in 2006 relate to write-downs we took on our securities as a result of exposure to the Winn-Dixie bankruptcy.  The losses in both periods are discussed at Note 6 of the consolidated financial statements included in this Form 10-K.

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

Circuit City Exposure

Circuit City Stores, Inc. (“Circuit City”) filed for bankruptcy protection in November 2008, and, on January 16, 2008, announced its intention to liquidate its assets.  The Company does not own any properties leased to Circuit City and does not have any loan investments where Circuit City is the underlying tenant.  The Company does own investments in three commercial mortgage-backed securities (“CMBS”) transactions containing a total of 10 amortizing first mortgage loans each on a single tenant retail store net leased to Circuit City.

Each loan is secured by a first mortgage on the borrower’s ownership interest in the property and an assignment of the borrower’s lease with Circuit City.  At this time, any estimate of the impact of the Circuit City bankruptcy on securities the Company owns is subject to a variety of assumptions.  Circuit City may sell or assign its interest in one or more of the subject leases or the borrower may choose to protect its investment in the property by making the scheduled payments under the loan.  Assuming a default under one or more of the loans, any estimate of the loss to the trust reflects assumptions such as the amount that will be recovered from the property in connection with a foreclosure on the mortgage, the amount that will be recovered in bankruptcy on the unsecured claim for unpaid rent under the lease, and the amount of any reserve deposited in the trust to absorb losses on the collateral.

Additional detail about the Company’s exposure to Circuit City is described below.

CALFS 1997-CTL 1 Transaction

The CALFS 1997-CTL 1 transaction was closed in January 1997 with an initial principal balance of $129.4 million.  As of December 31, 2008, the current principal balance of the transaction was approximately $34.1 million.

The Company owns the Class D bond in the CALFS transaction.  The CALFS pool includes a total of five fully amortizing first mortgage loans on Circuit City retail stores.  All of the loans were originated in November 1995.

The following schedule summarizes certain information about the loans on Circuit City retail stores in the CALFS 1997-CTL 1 transaction.

Property Location	Building Size (square feet)	Original Principal Balance	Principal Balance as of February 9, 2009	Current Principal Balance per Square Foot

Killeen, TX	28,554	$3,548,660	$2,123,727	$74.38
Merced, CA	18,716	3,010,983	1,801,948	96.28
Portland, OR	32,571	5,269,220	3,132,528	96.18
Salisbury, MD	23,342	3,333,587	1,981,801	84.90
Winston-Salem, NC	42,600	5,914,430	3,539,536	83.09
	145,783	$21,076,880	$12,579,540	86.29

The following schedule summarizes certain information about the current capital structure of and the Company’s investment in the CALFS 1997-CTL 1 transaction.

Class	Balance as of January 23, 2009	Current Fitch Rating	CapLease Basis

A1	$—	—	$—
A2	—	—	—
A3	—	—	—
B	2,367,929	AAA	N.A.
C	15,528,585	A	N.A.
D	6,146,731	B-	5,929,092
E	6,793,756	CC	N.A.
F	1,941,073	C	N.A.
G	1,294,052	C	N.A.
	$34,072,126

NLFC 1999-LTL-1

The NLFC 1999-LTL-1 transaction was closed in March 1999 with an initial principal balance of $492.4 million.  As of December 31, 2008, the current principal balance of the transaction was approximately $230.1 million.

The Company owns the Class E bond and the Class X (interest only) bond in the NLFC transaction.  The NLFC pool includes a total of two fully amortizing first mortgage loans, including a loan on a Circuit City retail store and a loan on a CarMax, Inc. (NYSE: KMX) retail store, a former subsidiary of Circuit City.  Both loans were originated between March and June 1997.  The lease with respect to the CarMax property was originally entered into with Circuit City but has been assigned to CarMax who remains liable under the lease.

The following schedule summarizes certain information about the loans on Circuit City retail stores in the NLFC 1999-LTL-1 transaction.

Property Location	Building Size (square feet)	Original Principal Balance	Principal Balance as of February 9, 2009	Current Principal Balance per Square Foot

South Portland, ME	27,665	$2,598,709	$1,396,664	$50.48	[1]
Tampa, FL2	77,337	12,874,220	8,837,268	114.27
	105,002	$15,472,929	$10,233,932	97.46

1     The borrower does not own the land on which the retail store is located, but rather a leasehold interest in a ground lease from the land owner.  Therefore, the collateral for this loan includes a mortgage on the borrower’s leasehold interest in a ground lease (rather than a mortgage of the land).
2        In connection with the separation of CarMax from Circuit City in 2002, the lease was assigned by Circuit City to CarMax.

The following schedule summarizes certain information about the current capital structure of and the Company’s investment in the NLFC 1999-LTL-1 transaction.

Class	Balance as of January 22, 2009	Current S&P Rating	CapLease Basis
A1	$—	—	$—
A2	6,728,188	AAA	N.A.
A3	127,347,816	AAA	N.A.
B	25,855,814	AAA	N.A.
C	20,930,897	A+	N.A.
D	30,780,731	BBB	N.A.
E	11,081,063	BB	5,427,162
F	3,693,687	B	N.A.
G	3,648,245	NR	N.A.
	$230,066,441

X	$230,043,436	AAA	$5,931,626

BSCMS 1999 CLF 1

The BSCMS 1999 CLF 1 transaction was closed in August 1999 with an initial principal balance of $320.1 million.  As of December 31, 2008, the current principal balance of the transaction was approximately $255.4 million.

The Company owns the Class E and Class F bonds in the BSCMS transaction, which represent the most subordinate classes in the transaction.  The BSCMS pool includes a total of three nearly fully amortizing first mortgage loans on Circuit City retail stores.  The three loans were originated in March 1999.

The following schedule summarizes certain information about the loans on Circuit City retail stores in the BSCMS 1999 CLF 1 transaction.

Property Location	Building Size (square feet)	Original Principal Balance	Principal Balance as of February 9, 2009	Current Principal Balance per Square Foot

Lake Charles, LA	20,973	$2,646,253	$2,238,590	$106.74
Fayetteville, AR	20,827	3,279,035	2,805,723	134.72
Anniston, AL	15,280	1,627,442	1,385,600	90.68
	57,080	$7,552,730	$6,429,913	112.65

The following schedule summarizes certain information about the current capital structure of and the Company’s investment in the BSCMS 1999 CLF 1 transaction.

Class	Balance as of January 22, 2009	CapLease Notional Amount	Current S&P Rating		CapLease Basis

A1	$—	$—	—		$—
A2	—	—	—		—
A3	59,655,855	—	AAA		N.A.
A4	135,086,846	—	AAA		N.A.
B	16,292,000	—	AAA		N.A.
C	15,334,000	—	A	+	N.A.
D	24,918,000	—	B		N.A.
E	3,834,000	3,326,000	CCC		559,730	[1]
F	312,429	250,749	NR		0
	$255,433,130	$3,576,749

[1]	Includes $1,000,000 impairment loss recorded by the Company as of December 31, 2008.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

	Year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Net income (loss) allocable to common stockholders	$(24,605)	$(5,105)	$4,405
Adjustments:
Add: Minority interest–OP units	(124)	(33)	17
Add: Depreciation and amortization expense on real property	54,021	47,505	25,451
Funds from operations	$29,292	$42,367	$29,873

Weighted average number of common shares outstanding, diluted	45,526	40,739	31,941
Weighted average number of OP units outstanding	230	263	145
Weighted average number of common shares and OP units outstanding, diluted	45,756	41,002	32,086

Net income (loss) per common share, basic and diluted	$(0.54)	$(0.13)	$0.14
Funds from operations per share	$0.64	$1.03	$0.93

Gain on sale of mortgage loans and securities	$–	$–	$2,923

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.”  Our overall portfolio leverage as of December 31, 2008 was approximately 79.1%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and expect to continue to do so in 2009.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through December 31, 2008, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  As of December 31, 2008, we have financed on a long-term basis an aggregate of approximately $1.82 billion of portfolio assets with third party mortgage debt of $972.3 million and term financings of $392.0 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared total dividends of $0.60 per share of common stock during the year ended December 31, 2008, including $0.20 per share in each of the first, second and third quarters.  We did not declare a dividend on our common stock in the fourth quarter of 2008.  We declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the first, second, third and fourth quarters of 2008.  Our dividend policy is subject to revision at the discretion of our board of directors.  All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

Short-Term Liquidity and Financing.

We expect that our short-term liquidity requirements will be met generally through our available cash and cash equivalents, cash provided by operations, and, to the extent we make new investments, through revolving loan borrowings under our credit agreement with Wachovia Bank discussed below.  We expect that our short-term liquidity requirements will also be met through a portion of the proceeds from any issuances of debt and/or equity capital.  Our ability to issue debt or equity capital is currently being adversely impacted by the factors discussed under “Business Environment” above.  As of December 31, 2008, we had $8.4 million in available cash and cash equivalents.  As of March 5, 2009, we had $24.0 million in available cash and cash equivalents.

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

The credit agreement is for a term of two years with a one-year extension option at our option provided we meet certain conditions (including reducing our borrowings to $135 million by the scheduled maturity date in April 2010).  We can prepay our borrowings under the facility in whole or in part at any time (subject to a $1 million minimum) without any penalty or premium.  We are required to use a portion of our future debt or equity issuances to prepay borrowings under the facility.  We are required to pay interest on our borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.

In connection with the financing transaction, we also agreed to consolidate our existing lending arrangements with Wachovia Bank into this facility and, as a result, our prior $250 million repurchase agreement and a $30 million revolving loan agreement were terminated.  Our borrowings under the facility are secured by the same collateral that previously secured our obligations under the repurchase agreement and $30 million revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island and leased to Factory Mutual Insurance Company.  Our obligations under the credit agreement are also fully recourse to all of our other assets.  In the event Wachovia determines in its sole discretion that the value of our collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require us to prepay a portion of our borrowings, provided that Wachovia may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

We are required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8 million, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

We repaid $14.6 million of debt it owed to Wachovia upon closing of the credit facility.  During September 2008, we used a portion of the net proceeds from a common stock issuance to repay $7.5 million of borrowings under the credit agreement.

We had $189.3 million outstanding as of December 31, 2008 under our Wachovia credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $78.1 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $145.8 million, CMBS investments with a carry value of $19.4 million and a single owned property with a carry value of $44.4 million.  As of December 31, 2008, we had an aggregate of $8.6 million borrowed against assets that Wachovia classifies as CMBS for purposes of the credit agreement and, therefore, are subject to margin call risk due to general credit spread and interest rate fluctucations.  As of March 5, 2009, we had further reduced borrowings against these assets to $6.6 million.

Long-Term Liquidity and Financing.

We expect that our long-term liquidity requirements will be met generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital.  Our ability to obtain long-term financings and to issue debt or equity capital is currently being adversely impacted by the factors discussed under “Business Environment” above.  We may also selectively sell assets to help us to meet our long-term liquidity needs.

Our primary long-term liquidity requirement is repayment of our debt obligations.  We estimate that we will need to generate approximately $30 million of liquidity to extend our term loan with Wachovia until April 2011, and we expect to be able to do so through a combination of cash from operations and asset sales.  If we are unable to extend the term loan, our financial condition and operating results could be materially adversely affected.

Through December 31, 2008, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).  During December 2008 and January 2009, we repurchased $8.74 million of the convertible senior notes at a price of $3.27 million, or a 62.6% discount from the face amount of the notes.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan.  The plan provides us with an additional source of equity capital.  The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion).  Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion.  During the year ended December 31, 2008, we issued 1,222,855 shares of common stock through the plan at an average price of $7.96 per share.  During the year ended December 31, 2007, we issued 1,111,641 shares of common stock through the plan at an average price of $10.38 per share.  As of December 31, 2008, we have reserved an aggregate of 2,665,504 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

During September 2008, we raised $10.0 million of net proceeds through an issuance of 1,317,524 shares of common stock to an existing greater than 5% stockholder at a price of $7.59 per share.  We issued the shares off of our shelf registration statement.

We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy.  Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.  As of December 31, 2008, we have an effective shelf registration statement under which we can offer an aggregate of $490 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

Long-Term Mortgage Financings.

During the year ended December 31, 2008, we did not obtain any new mortgage financings.

Our mortgage financings are fixed rate financings.  The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly.  The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property.  The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity.  Our ability to fund a balloon payment will be dependent upon our ability to refinance the debt and/or sell the related property.  Market conditions will impact our ability to refinance debt and sell assets.  See “Business Environment” and “Item 1A—Risk Factors” above.

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

We also completed an entirely fixed rate CDO financing in March 2005.  We aggregated approximately $300 million of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million of preferred equity through the securitization vehicle.  The assets serve as collateral for our obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto.  The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  Through October 2009, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral.  The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when the notes become subject to an auction call procedure.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.67%.  Our CDO debt is non-recourse to us but is secured by the collateral assets.

We entered into a $250 million two year credit agreement with an option for an additional year with Wachovia Bank on April 29, 2008.  The agreement is a floating rate LIBOR based facility.  At closing, we refinanced the assets previously financed on our short-term repurchase agreement into this facility.  We intend to pursue a variety of strategies for the assets financed on the facility, including obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered.  We expect credit market conditions to impact our ability to refinance any of these assets and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $64.4 million of cash during the year ended December 31, 2008, primarily driven by net (loss) before the loss on derivatives and as adjusted by various non-cash gains, income and charges of $52.5 million and decreases in other assets of $11.9 million.  Operating activities provided $30.9 million of cash during the year ended December 31, 2007, primarily driven by net income as adjusted by various non-cash gains, income and charges of $33.1 million and increases in accounts payable, accrued expenses and other liabilities of $4.9 million, partially offset by increases in other assets of $7.8 million.  Operating activities provided $27.4 million of cash during 2006, primarily driven by net income as adjusted by various non-cash gains and charges of $24.7 million, increases in accounts payable of $2.3 million and decreases in other assets of $1.5 million, partially offset by decreases in deposits and escrows of $1.9 million.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13.  As of December 31, 2008, this has resulted in us accruing $34.8 million of rental income in excess of actual rents due under the various leases.  During the year ended December 31, 2008, rents on a straight-line basis exceeded actual rents due under the leases by $6.1 million.  We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $9.5 million of cash during the year ended December 31, 2008, which primarily resulted from principal received on loans of $6.9 million and securities of $2.5 million.  Investing activities used $309.1 million during the year ended December 31, 2007, which primarily resulted from net investments in real estate of $280.1 million, investments in securities available for sale of $37.9 million, investments in loans of $9.1 million and investments in partially-owned entities of $1.1 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $13.0 million and securities of $2.4 million.  Investing activities used $361.9 million during the year ended December 31, 2006, which primarily resulted from net investments in real estate of $337.9 million, net investments in securities available for sale of $46.7 million, and purchases of furniture, fixtures and equipment and leasehold improvements of $1.8 million, partially offset by a net reduction in our loan investments of $24.8 million.  We sold a mortgage loan for $78.6 million during 2006.

Cash used in financing activities during the year ended December 31, 2008 was $99.5 million, which primarily resulted from net repayments of principal on debt of $59.6 million (net of $43.6 million on the Wachovia repurchase agreement and credit facility, net of $10.1 million on property mortgages and $5.8 million on the secured term loan with KBC Bank), dividends and distributions paid of $39.3 million, and cash paid in hedging activities of $17.9 million, partially offset by proceeds from common stock issuances of $19.6 million.  Cash provided by financing activities during the year ended December 31, 2007 was $307.7 million, which primarily resulted from net borrowings of $243.7 million, including borrowings of $129.5 million under a secured term loan, $75.0 million under convertible senior notes, $37.4 million under the repurchase agreement (net of repayments) and $1.8 million under mortgages on real estate investments, proceeds from common stock issuances of $116.2 million and funds provided by hedging and risk management activities of $2.4 million, partially offset by dividends and distributions paid of $35.0 million, common stock repurchased of $15.0 million and debt issuance costs of $4.7 million.  Cash provided by financing activities during the year ended December 31, 2006 was $319.5 million, reflecting net borrowings from mortgages on real estate investments of $214.7 million, net borrowings on repurchase agreements and other short-term financing obligations of $65.5 million, proceeds from our common stock offering of $59.1 million, and cash received from a construction escrow held by our mortgage lender of $8.7 million, offset in part by, dividends and distributions paid of $27.7 million and debt issuance costs of $1.3 million.

See our consolidated statements of cash flows in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Risk Management Transactions

Since our initial public offering, we have employed a hedging strategy to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing for our assets.  Our risk management activities during this period have consisted primarily of interest rate swaps, and we expect they will continue to consist primarily of interest rate swaps in the future, although we may utilize other instruments.  We may determine that it is not in our company’s best interests to hedge the interest rate risks with respect to certain expected long-term financings, particularly during periods of market dislocation.

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

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on our Consolidated Statement of Operations.  No assurance can be made that we will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of our gains and losses that will be deemed effective under SFAS No. 133.  Changes in management’s initial assumptions regarding the proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the swap curve are among the factors that could cause us to include a greater portion of our gains and losses from the associated risk management transactions as current income or loss.  During November 2008, we closed our only open hedge position as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.  Under SFAS No. 133, the full amount of the realized loss on closing the swap of $15.2 million, along with $2.9 million of related losses previously deferred in Other Comprehensive Income/Loss on our Consolidated Balance Sheet, was charged directly to our Consolidated Statement of Operations, as the hedge position no longer represented an effective cash flow hedge under SFAS No. 133.

We settle our derivative and other risk management transactions in cash.  Therefore, upon settlement, we will pay or receive cash for the net amount due.  These amounts could be material and could have a material impact (positive or negative) on our liquidity.  Since April 2008, our counterparty has required that we deposit cash to collateralize substantially all amounts we may owe at settlement of an open hedge.

See Note 11 in our consolidated financial statements included in this Form 10-K for additional discussion of our hedging and risk management transactions.  As discussed above, we closed our only open hedge position during November 2008, and we had no open hedging and risk management transactions as of December 31, 2008.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2008 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Mortgages on real estate investments	$972,324	$13,371	$52,174	$202,220	$704,559
Collateralized debt obligations	268,265	(41)	37,100	24,958	206,248
Credit facility	189,262	15,130	174,132
Secured term loan	123,719	9,649	25,928	28,981	59,161
Convertible senior notes	71,760	–	–	71,760
Other long-term debt	30,930	–	–	–	30,930
Operating leases	3,540	737	1,485	1,318	–
Total	$1,659,800	$38,846	$290,819	$329,237	$1,000,898

We expect that the reinvestment feature of our CDO will enable us to reinvest about $8 million of principal repaid on assets financed in the CDO into new assets in 2009, and we currently intend to apply this amount to assets financed on the credit facility.  Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had the following off-balance sheet arrangements.

In April 2007, we agreed to invest in Matapeake Partners LLC, a real estate investment and management company.  As of December 31, 2008, we had an outstanding commitment to fund up to $3.9 million of additional capital to Matapeake, although we do not expect that Matapeake will request that we fund any portion of this commitment, nor do we expect to fund any portion of this commitment, even if requested to do so.

We entered into an office lease in April 2006 for our corporate offices at 1065 Avenue of the Americas, New York, New York.  The term of the lease is for seven years and five months with a base rent of approximately $0.7 million per year for the first four years (after a five month rent free period) and approximately $0.8 million per year for the remainder of the term.

During October 2006, we acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $0.8 million.  During November 2006, we arranged long-term financing on this property and we funded a reserve account with our lender for the full amount of this obligation.  The improvements were completed in December 2008, and substantially all of the reserve has been disbursed as of December 31, 2008, with the remainder expected for disbursement in the first quarter of 2009.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices or other market factors.  We are exposed to market risk primarily from changes in interest rates, credit spreads, tenant credit ratings and equity prices.  We may attempt to mitigate certain of these risks by entering into hedge and other risk management transactions during the short-term and fixed-rate financings for the long-term.  We seek to obtain long-term fixed rate financing as soon as practicable after we make an asset investment.  There can be no assurance, however, that such mitigation strategies will be completely or even partially successful.  The level of our exposure to market risk is subject to factors beyond our control, including political risk (including terrorism), monetary and tax policy, general economic conditions and a variety of other associated risks.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases.  Our Wachovia Bank credit facility is currently our only floating rate borrowing facility.  In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced.  We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset.  As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future.  Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing.  As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Market conditions over the past 18 months have resulted in increases in credit spreads and generally lower fair valuations for our securities.  If these conditions continue or persist, we may be required to record impairment losses on our securities, and these losses may be significant.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2008, and December 31, 2007, as the case may be, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of December 31, 2008, and December 31, 2007 (dollars in thousands):

	Carrying Amount		Notional Amount		Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2008	12/31/2008	12/31/2007

Assets:
Loans held for investment (1)	$286,563	$270,143	$283,912	$268,417	6.80%	Various	$262,647	$267,735
Commercial mortgage-backed securities (2)	161,842	198,187	202,382	227,614	7.51%	2009-2028	119,083	198,187
Structuring fees receivable	1,863	2,576	N/A	N/A	8.07%	2010-2020	1,863	2,576

Liabilities
Repurchase agreement obligations (4)	$–	$232,869	$–	$232,869	N/A	N/A	$–	$232,869
Mortgages on real estate investments (5)	972,324	983,770	966,091	976,237	5.63%	2011-2024	936,668	923,611
Collateralized debt obligations (5)	268,265	268,227	268,500	268,500	5.68%	2015	116,592	261,366
Credit facility	189,262	–	189,262	–	3.48%	2010	189,262	–
Secured term loan (5)	123,719	129,521	123,719	129,521	6.02%	2018	62,010	131,365
Convertible senior notes (6)	71,760	75,000	71,760	75,000	8.26%	2012	28,329	63,322
Other long-term debt (7)	30,930	30,930	30,930	30,930	8.30%	2016	11,152	27,761
Derivative liabilities (3)	–	4,559	–	177,442	N/A	N/A	–	4,559
_____________
(1)
This portfolio of loans bears interest at fixed rates.  We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available.  The maturity dates for the loans range from 2009 through 2033.

(2)
Commercial mortgage-backed securities represent subordinate interests in securitizations, as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans (collectively, CMBS).  Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers.  The notional values for the CMBS are shown at their respective face amounts.  The fair values of CMBS are determined in most cases primarily by reference to index pricing.  Management may also estimate fair value based on credit characteristics and term of the security, market yields on securities with similar credit ratings, and collateral values.  Management has obtained broker quotes, but believes that in most cases the broker quotes reflect expected pricing for distressed trades in inactive and dislocated markets, rather than actual prices in orderly transactions.  Management has ultimately determined the fair values recorded in the financial statements based on a variety of factors, and in most cases those fair values are significantly above the broker quotes.  For the CMBS, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

(3)
These instruments represent hedging and risk management transactions involving interest rate swaps.  They have been valued by reference to market quotations.  We had none outstanding at December 31, 2008.

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

Scheduled maturities of interest rate sensitive instruments as of December 31, 2008 are as follows:

	Expected Maturity Dates
	2009	2010	2011	2012	2013	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$16,471	$11,972	$13,219	$13,977	$11,168	$217,105
Commercial mortgage-backed securities	25,379	2,784	3,424	3,933	4,504	162,358
Structuring fees receivable	771	767	72	79	86	88
Mortgages on real estate investments	13,371	15,741	36,433	132,081	70,139	704,559
Collateralized debt obligations	(41)	25,417	11,683	12,409	12,549	206,248
Credit facility	15,130	174,132
Secured term loan	9,649	12,191	13,737	15,380	13,602	59,160
Convertible senior notes	–	–	–	71,760
Other long-term debt	–	–	–	–	–	30,930

We expect that the reinvestment feature of our CDO will enable us to reinvest about $8 million of principal repaid on assets financed in the CDO into new assets in 2009, and we currently intend to apply this amount to assets financed on the credit facility.  Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is designed and operating effectively.

Item 8.        Financial Statements and Supplementary Data.

Index to Financial Statements
and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CapLease, Inc.

We have audited the accompanying consolidated balance sheets of CapLease, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules of CapLease, Inc. listed in the Index at Item 8.  We also have audited CapLease, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  CapLease, Inc.'s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapLease, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly the information set forth therein.  Also in our opinion, CapLease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen LLP
New York, New York
March 5, 2009

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share and per share amounts)	2008	2007
Assets

Real estate investments, net	$1,510,413	$1,563,570
Loans held for investment, net	285,779	269,293
Commercial mortgage-backed securities	161,842	198,187
Cash and cash equivalents	8,439	34,047
Asset held for sale	–	5,413
Structuring fees receivable	1,863	2,576
Other assets	77,333	85,183

Total Assets	$2,045,669	$2,158,269

Liabilities and Stockholders' Equity

Mortgages on real estate investments	$972,324	$983,770
Collateralized debt obligations	268,265	268,227
Repurchase agreement obligations	–	232,869
Credit facility	189,262	–
Secured term loan	123,719	129,521
Convertible senior notes	71,760	75,000
Other long-term debt	30,930	30,930

Total debt obligations	1,656,260	1,720,317

Intangible liabilities on real estate investments	49,277	51,811
Accounts payable, accrued expenses and other liabilities	19,880	24,232
Dividends and distributions payable	711	9,634

Total Liabilities	1,726,128	1,805,994

Minority interest	1,341	2,616

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 47,391,790 and 44,350,330 shares issued and outstanding, respectively	474	444
Additional paid in capital	312,187	341,578
Accumulated other comprehensive (loss)	(28,118)	(26,020)
Total Stockholders' Equity	318,200	349,659

Total Liabilities and Stockholders' Equity	$2,045,669	$2,158,269

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2008	2007	2006
Revenues:
Rental revenue	$137,832	$125,384	$78,656
Interest income from loans and securities	35,054	35,400	32,470
Property expense recoveries	11,457	11,215	8,828
Gains on sale of mortgage loans and securities	–	–	2,923
Other revenue	764	583	1,903
Total revenues	185,107	172,582	124,780
Expenses:
Interest expense	97,922	97,036	63,212
Property expenses	19,895	18,912	15,891
(Gain) loss on derivatives	19,496	(203)	(413)
Loss on investments	3,663	372	907
General and administrative expenses	11,671	10,673	9,772
General and administrative expenses-stock based compensation	1,978	1,621	2,621
Depreciation and amortization expense on real property	54,021	47,505	25,451
Loan processing expenses	314	306	268
Total expenses	208,960	176,222	117,709
Gain on extinguishment of debt	1,968	1,363	–
Income (loss) before minority interest and taxes	(21,885)	(2,277)	7,071
Minority interest in consolidated entities	124	33	(17)
Income (loss) from continuing operations	(21,761)	(2,244)	7,054
Income (loss) from discontinued operations	–	(17)	195
Net income (loss)	(21,761)	(2,261)	7,249
Dividends allocable to preferred shares	(2,844)	(2,844)	(2,844)
Net income (loss) allocable to common stockholders	$(24,605)	$(5,105)	$4,405

Earnings per share:
Net income (loss) per common share, basic and diluted	$(0.54)	$(0.13)	$0.14
Weighted average number of common shares outstanding, basic	45,526	40,739	31,939
Weighted average number of common shares outstanding, diluted	45,526	40,739	31,941
Dividends declared per common share	$0.60	$0.80	$0.80
Dividends declared per preferred share	$2.03	$2.03	$2.03

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2005	$33,657	$279	$237,843	$(1,748)	$–	$270,031
Incentive stock plan compensation expense	–	–	2,621	–	–	2,621
Incentive stock plan grants issued and forfeited	–	3	(3)	–	–	–
Net income (loss)	–	–	–	–	7,249	7,249
Issuance of common stock	–	59	59,074	–	–	59,133
Dividends declared - preferred	–	–	–	–	(2,844)	(2,844)
Dividends declared - common	–	–	(21,617)	–	(4,405)	(26,022)
Increase (decrease) in fair value of securities available for sale	–	–	–	(2,956)	–	(2,956)
Increase (decrease) in fair value of derivatives	–	–	–	(737)	–	(737)
Reclassification of derivative items into earnings	–	–	–	760	–	760
Realized gain (loss) on derivatives	–	–	–	421	–	421
Balance at December 31, 2006	33,657	341	277,918	(4,260)	–	307,656
Incentive stock plan compensation expense	–	–	1,621	–	–	1,621
Incentive stock plan grants issued and forfeited	–	3	(3)	–	–	–
Net income (loss)	–	–	(2,261)	–	–	(2,261)
Issuance of common stock	–	115	116,104	–	–	116,219
Repurchase of common stock	–	(15)	(14,985)	–	–	(15,000)
Dividends declared-preferred	–	–	(2,844)	–		(2,844)
Dividends declared-common	–	–	(33,972)	–	–	(33,972)
Increase (decrease) in fair value of securities available for sale	–	–	–	(20,412)	–	(20,412)
Increase (decrease) in fair value of derivatives	–	–	–	(4,570)	–	(4,570)
Reclassification of derivative items into earnings	–	–	–	788	–	788
Realized gain (loss) on derivatives	–	–	–	2,434	–	2,434
Balance at December 31, 2007	33,657	444	341,578	(26,020)	–	349,659
Incentive stock plan compensation expense	–	–	1,978	–	–	1,978
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net income (loss)	–	–	(21,761)	–	–	(21,761)
Issuance of common stock	–	25	19,624	–	–	19,649
Operating partnership units redeemed for common stock	–	1	1,013	–	–	1,014
Dividends declared-preferred	–	–	(2,844)	–	–	(2,844)
Dividends declared-common	–	–	(27,397)	–	–	(27,397)
Amortization of losses on securities previously classified as available for sale	–	–	–	505	–	505
Increase (decrease) in fair value of securities available for sale	–	–	–	(9,398)	–	(9,398)
Increase (decrease) in fair value of derivatives	–	–	–	4,522	–	4,522
Reclassification of derivative items into earnings	–	–	–	20,126	–	20,126
Realized gain (loss) on derivatives	–	–	–	(17,853)	–	(17,853)
Balance at December 31, 2008	$33,657	$474	$312,187	$(28,118)	$–	$318,200

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2008	2007	2006

Operating activities

Net income (loss)	$(21,761)	$(2,261)	$7,249
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	54,349	47,860	25,717
Stock based compensation	1,978	1,621	2,621
Amortization of above and below market leases	1,436	742	(686)
Minority interest in consolidated entities	(124)	(33)	17
Gain on extinguishment of debt	(1,968)	(1,363)	–
Gain on sale of loans and securities	–	–	(2,923)
Loss on investments	3,663	372	907
Loss on sale of real estate properties	–	55	–
(Gain) loss on derivatives	19,496	(203)	(413)
Straight-lining of rents	(6,145)	(13,756)	(8,822)
Amortization of discounts/premiums, and origination fees/costs, net	(376)	(399)	(526)
Amortization of debt issuance costs and fair market value of debt assumed	1,921	460	1,593
Changes in operating assets and liabilities:
Structuring fees receivable	712	677	609
Other assets	11,928	(7,821)	1,510
Accounts payable, accrued expenses and other liabilities	(257)	4,892	2,275
Deposits and escrows	(492)	283	(1,867)
Amounts due to servicer	(1)	(181)	182
Net cash provided by operating activities	64,359	30,945	27,443

Investing activities

Proceeds from sale of loans	–	–	78,645
Additions to loans held for investment	–	(9,107)	(122,988)
Principal received from borrowers	6,863	12,961	69,196
Origination costs on lending investments	–	22	201
Purchase of commercial mortgage-backed securities	–	(37,919)	(56,201)
Proceeds from sale of securities available for sale	–	–	7,939
Principal amortization on commercial mortgage-backed securities	2,480	2,415	1,518
Proceeds from sale of real estate investments	–	2,887	–
Purchases of real estate investments	–	(276,457)	(329,751)
Real estate improvements, additions, rebates and construction in progress	224	(3,658)	(8,188)
Deposits on potential equity investments	–	(20,800)	(16,445)
Return of deposits on potential equity investments	–	21,800	16,045
Investments in partially-owned entities	–	(1,139)	–
Purchases of furniture, fixtures, equipment and leasehold improvements	(20)	(67)	(1,825)
Net cash provided by (used in) investing activities	9,547	(309,062)	(361,854)

Financing activities

Borrowings under repurchase agreement obligations	–	322,913	189,521
Repayments of repurchase agreement obligations	(232,870)	(285,528)	(124,001)
Borrowings under bridge-financing facility	–	210,273	–
Repayments under bridge-financing facility	–	(210,273)	–
Borrowings from mortgages on real estate investments	1,414	160,076	217,050
Repayments of mortgages on real estate investments	(11,560)	(158,258)	(2,368)
Borrowings from secured term loan	–	129,521	–
Repayments on secured term loan	(5,801)	–	–
Borrowings from credit facility	210,392	–	–
Repayments on credit facility	(21,131)	–	–
Convertible senior notes issued, net of offering costs	–	75,000	–
Convertible senior notes repurchased	(1,272)	–	–
Debt issuance costs	(1,783)	(4,662)	(1,327)
Escrows held with mortgage lender	600	–	8,695
Funds provided by (used in) hedging and risk management activities	(17,853)	2,434	421
Common stock issued, net of offering costs	19,649	116,219	59,133
Common stock repurchased	–	(15,000)	–
Cash distributions to minority limited partners	(189)	(211)	(105)
Dividends paid on common and preferred stock	(39,110)	(34,765)	(27,591)
Changes in amounts due from affiliates	–	–	92
Net cash provided by (used in) financing activities	(99,514)	307,739	319,520
Net increase (decrease) in cash and cash equivalents	(25,608)	29,622	(14,891)
Cash and cash equivalents at beginning of period	34,047	4,425	19,316
Cash and cash equivalents at end of period	$8,439	$34,047	$4,425

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued

	Year ended December 31,
(Amounts in thousands)	2008	2007	2006
Supplemental disclosure of cash flow information
Cash paid during the year for interest expense (excluding capitalized interest)	$95,920	$93,103	$59,965
Distributions declared but not paid	–	53	53
Dividends declared but not paid	711	9,581	7,529

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	–	64,086	39,619
Value of below-market leases acquired	–	34,326	6,465
Securities transferred to loans held for investment	24,453	–	–
Mortgage notes payable assumed on properties acquired	–	189,996	28,623
Operating partnership units issued in connection with an investment	–	–	3,000
Operating partnership units redeemed in exchange for common shares	1,014	–	–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

  1. Organization

CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”) is a diversified real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants.  The Company focuses on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance.  The Company also has made and expects to continue to make investments in single tenant properties where the owner has exposure to property expenses when it determines it can sufficiently underwrite that exposure and isolate a predictable cash flow.

The Company has two complimentary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.

CapLease has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes.  As such, it will generally not be subject to federal income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

CapLease conducts its business through a variety of subsidiaries.  CapLease owns most of its owned properties through its predecessor and operating partnership, Caplease, LP (the “Operating Partnership”).  CapLease is the indirect sole general partner of, and owns approximately 99.6% of the common equity of, the Operating Partnership.

CapLease completed its initial public offering of common stock in March 2004, and issued its 8.125% Series A cumulative redeemable preferred stock in a public offering in October 2005.  As of December 31, 2008, CapLease had 47,391,790 shares of common stock and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding.  See Note 15.

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

Risks and Uncertainties

In the normal course of business, the Company encounters credit risk and market risk.  Credit risk is the risk of default on the Company’s leases, loans, securities and any derivative instruments that results from a lessee’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of investments in real estate, loans, securities or derivative instruments due to changes in interest rates or other market factors, including the value of real estate held by the Company, and the collateral underlying loans and securities.  Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other relevant information.

Accounting for Real Estate

Real estate is carried on the Company’s Consolidated Balance Sheet at cost, net of accumulated depreciation and amortization.  Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties.  The Company generally depreciates buildings and building improvements over periods not exceeding 40 years.  Direct costs incurred in acquiring properties are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant renovations which extend the useful life of the properties are capitalized.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The Company’s purchase price of rental real estate acquired is allocated to the following based on estimated fair values on the acquisition date:

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases.  Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases.  In estimating costs to execute similar leases, management considers leasing commissions and other related expenses.  Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships.  Through December 31, 2008, the Company has assigned no value to tenant relationships on any of its acquisitions.

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Upon determination of impairment, the Company would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  However, these estimates are highly subjective and could differ materially from actual results.  The Company had impairment losses on long-lived assets of $354 charged to the Consolidated Statement of Operations during the year ended December 31, 2008.  See Note 4.  The Company recognized no impairment losses on long-lived assets during the years ended December 31, 2007 and 2006.

For property acquisitions where the Company assumes existing mortgage debt, the debt is recorded at its estimated fair value, based on management’s estimate of current market yields available for comparable financing.  The Company amortizes any discount or premium as part of interest expense on the related debt using the effective interest method.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Loan Investments

The Company classifies its loans as long-term investments, as its strategy is to hold the loans for the foreseeable future or until maturity.  Loan investments are carried on the Company’s Consolidated Balance Sheet at amortized cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees), net of any allowance for loan losses.  Unearned discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component under SFAS No. 5, Accounting for Contingencies, and an asset-specific component under SFAS No. 114, Accounting by Creditors for Impairments of a Loan.  The general reserve component covers performing loans and in accordance with SFAS No. 5 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  For the years ended December 31, 2008 and December 31, 2007, the Company recorded SFAS No. 5 general loan reserve of $500 and $0, respectively.  See Note 5.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with SFAS No. 114, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  For the years ended December 31, 2008, and December 31, 2007, the Company recorded no asset-specific loan loss reserves, although it did record a loss of $671 charged to the Consolidated Statement of Operations during the year ended December 31, 2008, related to the write-off in full of a loan investment.  See Note 5.

Commercial Mortgage-Backed Securities

The Company designates its commercial mortgage-backed securities and other real estate securities (“CMBS”) investments pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  SFAS No. 115 creates two classifications that are relevant with respect to the Company’s securities investments:

•
“Held to maturity” are those securities that the Company has the positive intent and ability to hold until maturity.  Under SFAS 115, securities classified as held to maturity are presented at cost plus the amortization of any premiums or discounts.  For a security transferred into the held to maturity category, the security is recorded at estimated fair value on the date of transfer, with any unrealized gain or loss amortized against the related fair value adjustment recorded as a component of Other Comprehensive Income (Loss) within Stockholders’ Equity over the expected term of the security using the effective interest method.

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

Until January 2008, the Company classified all of its securities investments as “available for sale,” as it concluded that its securities may be disposed of prior to maturity as part of the Company’s gain on sale activities.  In January 2008, the Company reclassified a total of 11 securities that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 9, from “available for sale” to “held to maturity,” as the Company has the positive intent and ability to hold all of those securities until maturity and the terms of the financings significantly restrict or prohibit a sale.  As of the date of transfer, the unrealized loss on the securities reclassified as held to maturity included in Other Comprehensive Income (Loss) was $(9,722).

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The Company estimates fair value on all securities investments quarterly, and unrealized losses that in the judgment of management are “other-than-temporary” are charged against earnings as a loss on the Consolidated Statement of Operations.  In estimating other-than-temporary impairment losses, management considers (1) the financial condition and near-term prospects of the underlying credit, (2) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value and (3) the length of time and the extent to which the fair value has been below cost.  The Company had losses on securities charged to the Statement of Operations of $1,000 during the year ended December 31, 2008, $372 during the year ended December 31, 2007, and $907 during the year ended December 31, 2006.  See Note 6.

Structuring Fees Receivable

Structuring fees receivable represent fees which the Company is entitled to receive over time for structuring, originating and/or selling loans and are initially recorded at the discounted value of expected cash receipts, and are periodically evaluated for impairment.  In accordance with Staff Accounting Bulletin No. 104, fee revenue is recognized as earned when the following criteria are met: (1) evidence of an arrangement exists; (2) services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  The Company amortizes the receivable balance as cash is collected, allocating the cash received to principal and interest.

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

Risk Management Transactions

The Company enters into risk management transactions as an integral component of its overall portfolio financing strategy.  The Company employs risk management transactions to manage its exposure to changes in interest rates associated with the Company’s expected future debt issuances.  Through these transactions, the Company seeks to significantly secure its cost of financing on the associated long-term debt issuance and, thus, attempts to significantly secure its positive spread on the assets financed.

Since its initial public offering, the Company’s risk management transactions have consisted primarily of forward starting interest rate swaps, and to the extent that management deems it prudent to enter into risk management transactions in the future, those transactions are expected to continue to consist primarily of forward starting interest rate swaps.  The Company’s strategy is to enter into a swap contract at the time it concludes to issue long-term fixed rate debt in the future and close-out or terminate the contract at the time of pricing or issuance of the debt.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the interest rate swaps are treated as cash flow hedges to the extent they have been designated and qualify as such, which basically means so long as the Company has satisfied a variety of technical requirements under SFAS No. 133, such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests.  The swap transactions are marked to fair value at each reporting date and recorded as an asset or liability, depending on the Company’s rights or obligations under the applicable contract.  The effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet and are not reported as a component of current income or loss on the Company’s Consolidated Statement of Operations.  The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such debt.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on the Company’s Statement of Operations.  No assurance can be made that the Company will satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of the Company’s gains and losses that will be deemed effective under SFAS No. 133.  Changes in management’s initial assumptions regarding any proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the swap curve (which represents the market’s expectations for future LIBOR rates) are among the factors that could cause the Company to include a greater portion of its gains and losses from the associated risk management transactions as current income or loss.

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

On occasion, the Company may consider a loan to be non-performing and place the loan on non-accrual status. While on non-accrual status, the loan is accounted for on either a cash basis, in which interest income is recognized only upon actual receipt, or on a cost-recovery basis, in which all receipts are applied to reduce the Company’s cost basis in the loan, based upon management’s judgment as to the collectibility of the investment.

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

December 31, 2008, 2007 and 2006

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

Marketing and Advertising Costs

The Company expenses marketing and advertising costs as incurred.  Marketing and advertising expense totaled $431, $512, and $544, in 2008, 2007, and 2006, respectively.

Income Taxes

CapLease has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes.  As such, it will generally not be subject to federal income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. From time to time, the Company may conduct a portion of its business through a taxable REIT subsidiary (“TRS”), and the income from the activities of the TRS is subject to federal and state taxation at the applicable corporate rates.

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

Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  For the 2008 and 2007 periods, the Company’s computation of diluted earnings per share does not include 6,627,296 and 1,507,155 weighted average common shares, respectively, that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.

The following summarizes the Company’s EPS computations for the years ended December 31, 2008, December 31, 2007, and December 31, 2006 (in thousands, except per share amounts):

	December 31,
	2008	2007	2006
Net income (loss) allocable to common stockholders	$(24,605)	$(5,105)	$4,405
Weighted average number of common shares outstanding, basic	45,526	40,739	31,939
Weighted average number of common shares outstanding, basic and diluted	45,526	40,739	31,941
Loss per share, basic and diluted	$(0.54)	$(0.13)	$0.14
Non-vested shares included in weighted average number of shares outstanding above	930	693	588

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the Company for all transactions entered into on or after January 1, 2009. The Company is currently evaluating the impact SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement),” reflecting new rules that change the accounting for certain convertible debt instruments, including those issued by the Company. Under these new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion is required to account for the liability and equity components of the instrument separately. The debt component is recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is treated as if it had been issued at a discount and is subsequently accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s nonconvertible debt borrowing rate. The resulting interest expense will likely be higher than the actual cash interest expense payable on the instrument. The new rules are effective for fiscal years and interim periods beginning after December 15, 2008, and is applied retrospectively to all periods presented.  The Company will adopt the requirements of the FSP on January 1, 2009, and estimates that upon adoption, its “additional paid-in capital” balance will increase by approximately $5,300, its “convertible senior notes” balance will be reduced by approximately $5,500 and its “other assets” (debt issuance costs, net) will decrease by $200.  As a result of the adoption, the Company expects to record additional non-cash interest expense of $300, $1,200 and $1,300, for fiscal year 2007, 2008 and 2009, respectively.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP No. 157-3"). FSP No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted on January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP No. 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In January 2009, the FASB issued Staff Position No. EITF 99-20-1, Amendment to the Impairment Guidance of EITF Issue No. 99-20 (“EITF No. 99-20-1”).  EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets (“EITF No. 99-20”), provides incremental guidance for securitized financial assets like those included in the Company’s commercial mortgage-backed securities portfolio.  EITF No. 99-20-1 amends the impairment guidance of EITF No. 99-20 to be consistent with SFAS No. 115, and thus requires that impairment be recognized when it is probable that there has been an adverse change in estimated cash flows from the cash flows previously projected.  EITF 99-20-1 is effective for the Company for the year ended December 31, 2008.  The Company has considered the guidance provided by EITF 99-20-1 in its determination of impairment as of December 31, 2008, and the impact was not material.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

  3. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at December 31, 2008 and December 31, 2007:

	December 31,
	2008	2007
Real estate investments, at cost:
Land	$192,321	$190,771
Building and improvements	1,278,025	1,275,381
Intangible assets under SFAS 141	186,568	185,457
Less: Accumulated depreciation and amortization	(146,501)	(88,039)
Real estate investments, net	$1,510,413	$1,563,570
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$56,000	$55,999
Less: Accumulated amortization	(6,723)	(4,188)
Intangible liabilities on real estate investments, net	$49,277	$51,811

During the year ended December 31, 2008, the Company did not complete any new real estate acquisitions.

Acquisition costs capitalized as part of buildings and improvements were $0 for the year ended December 31, 2008, $1,398 for the year ended December 31, 2007, and $3,583 for the year ended December 31, 2006.  Interest capitalized as part of buildings and improvements was $0 for each of the years ended December 31, 2008 December 31, 2007, and December 31, 2006.

The impact on rental revenue of the straight-line rent adjustment under SFAS No. 13 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income.  Amounts for accrued rental income and deferred rental income as of December 31, 2008 and December 31, 2007, were as follows:

	December 31,
	2008	2007
Accrued Rental Income	$35,883	$28,782
Deferred Rental Income	1,072	116

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, were as follows:

	December 31,
	2008	2007	2006
Depreciation on real estate (included in depreciation and amortization expense)	$33,371	$30,042	$17,482

Amortization of in-place leases (included in depreciation and amortization expense)	20,650	17,462	7,969

Amortization of above-market leases (included as a reduction of rental revenue)	3,972	2,949	504

Amortization of below-market leases (included as a component of rental revenue)	2,535	2,207	1,190

As of December 31, 2008, the Company’s weighted average amortization period on intangible assets was 8.4 years, and the weighted average amortization period on intangible liabilities was 26.2 years.

Scheduled amortization on existing intangible assets and liabilities as of December 31, 2008 on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
2009	$22,696	$2,535
2010	20,149	2,535
2011	19,437	2,535
2012	15,019	2,535
2013	9,347	2,400
Thereafter	42,712	36,737
	$129,360	$49,277

Substantially all of the Company’s owned properties are pledged as collateral to the Company’s lender that has provided financing on the property.  The Company strategy is to own and finance on a long-term basis each property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property.  Also see Note 9.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

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

  4. Reclassification of Asset Held for Sale and Impairment Charge

The Company owns a property in Wyomissing, Pennsylvania leased to Cott Corporation under a lease that expires in June 2017.  Cott vacated the property in December 2006, and from March 2007 until the third quarter of 2008, the Company worked with Cott on a series of different transactions each of which contemplated the sale of the property by the Company to a third party and a release of Cott from the lease in exchange for a lease termination payment.  None of those transactions was concluded and discussions have subsided.  Therefore, during the quarter ended September 30, 2008, the Company determined the property no longer meets the criteria for held for sale classification under SFAS 144.  As a result, the Company reclassified this property from discontinued operations to continuing operations.  As part of that reclassification, the Company recorded $217 of “catch-up” depreciation and amortization that would have been recorded had the property been classified as part of continuing operations for the period from April 2007 through June 2008.

During the year ended December 31, 2008, the Company estimated the fair value of the Cott property and recorded an impairment charge of $354 included in “Loss on investments” in the Company’s Consolidated Statement of Operations.  The Company estimated the property's fair value based on estimates of current market rental rates and capitalization rates.  Among the factors the Company considered in determining its capitalization rate estimate was Cott’s financial condition and the fact that the property is vacant.

  5. Loans Held for Investment

Loans held for investment at December 31, 2008 and December 31, 2007, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of December 31, 2008, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  Except as described below, as of December 31, 2008, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	December 31,
	2008	2007
Principal	$283,912	$268,417
Premium	3,151	1,726
Cost basis	287,063	270,143
Allowance for loan losses	(500)	–
Carrying amount of loans	286,563	270,143
Deferred origination fees, net	(784)	(850)
Total	$285,779	$269,293

As of December 31, 2008, the Company established a general loan loss reserve in accordance with SFAS No. 5 of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

At each of December 31, 2008 and December 31, 2007, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%.  At December 31, 2008 and December 31, 2007, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.80% and 6.79%, respectively.

The Company reclassified a $24,583 (amortized cost basis on the date of transfer) certificated mortgage loan investment previously classified as “Securities available for sale” into “Loans held for investment” during the quarter ended March 31, 2008, in connection with the dissolution of the trust holding the loan collateral.

From time to time, the Company makes mezzanine loan and other investments.  These investments are typically shorter-term in nature and are often subordinate to other financing.  As of December 31, 2008, these investments aggregated $6,804, and are included in the table above.

As of December 31, 2007, the Company had three mezzanine loans on its Consolidated Balance Sheet.  Two of the loans were separate development loans made to separate borrowers to fund pre-construction costs associated with separate Walgreens drug store development and construction projects.  Total principal outstanding under these loans was $1,148 at December 31, 2007.

The third mezzanine loan was an aggregate of $6,654 of advances as of December 31, 2007, made by the Company to a third party borrower to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurants such as Taco Bell, Kentucky Fried Chicken and Pizza Hut.

Each of the three mezzanine loans experienced a payment default during the year ended December 31, 2008.  During 2008, the Company concluded to write-off in full one of the two development loans.  The Company wrote-off the full amount of principal of $498 and accrued but unpaid interest income of $173 related to this loan.  The total loss of $671 is included in “Loss on investments” on the Company’s Consolidated Statement of Operations.  The Company determined the loan to be uncollectible based on an evaluation of a variety of factors, including the failure of the Walgreens development project, the financial condition of the borrower and the Company’s collateral and the existence of a senior loan also in default.

The Company has classified each of the other two mezzanine loans as impaired in accordance with SFAS No. 114 during 2008.  During the quarter ended December 31, 2008, one of the mezzanine loans was considered to be non-performing and placed on non-accrual status.  The Company is accounting for this loan on a cost-recovery basis.  During the quarter ended December 31, 2008, the Company received $7 from the borrower which was applied against the Company’s cost basis in the loan.  As of December 31, 2008, the Company computed the present value of expected future cash flows for each impaired loan at its contractual rate in accordance with SFAS No. 114 and concluded that no asset specific loan loss reserve was warranted.

The following tables summarize certain financial information with respect to the Company’s impaired loans under SFAS No. 114:

	Carrying Amount		Average carrying amount
Borrower	12/31/2008	12/31/2007	2008	2007	2006
Eden Hylan Seaview LLC	$650	$650	$650	$650	$649
West End Mortgage Finance Fund I L.P.	6,154	6,654	6,499	6,377	4,885

	Interest Income Recognized
	For the year ended December 31,2008
Borrower	Accrual	Cash
Eden Hylan Seaview LLC	$16	$7
West End Mortgage Finance Fund I L.P.	317	317

The above table includes interest income on each loan only for the period the loan was classified as impaired.  The loans were not classified as impaired during 2007 and 2006.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

  6. Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at December 31, 2008:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	11	$150,742	$136,263	$145,480	$93,504	$245	$(52,221)
Available For Sale	9	51,640	25,579	38,975	25,579	1	(13,397)
Total	20	$202,382	$161,842	$184,455	$119,083	$246	$(65,618)

A detailed schedule of the Company’s securities investments at December 31, 2008 follows:

		Scheduled	December 31,
Description	2008 Classification	Maturity Date	2008	2007
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	Available For Sale	Mar 2027	$3,326	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	Sep 2025	251	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	Mar 2024	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	Oct 2025	6,383	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	Jan 2024	5,662	6,265
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	Nov 2009	8,000	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	Sep 2019	508	466
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	Jan 2021	776	713
Yahoo, Inc. (rated BBB-) Face Amount	Available For Sale	Aug 2026	14,827	14,924
BACM 2006-4, Class H (rated BBB+) Face Amount	Held To Maturity	Aug 2016	8,000	8,000
CALFS 1997-CTL1, Class D (rated BBB-) Face Amount	Held To Maturity	Feb 2016	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	Jul 2022	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	Feb 2023	9,526	9,526
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	Jan 2022	11,081	11,081
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	Nov 2009	15,000	15,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Held To Maturity	Aug 2016	11,000	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	Jan 2028	18,604	19,118
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB-) Face Amount	Held To Maturity	Jan 2020	8,586	8,932
Lucent 6.70% due 9/1/2020 (rated BB-) Face Amount	Held To Maturity	Sep 2020	36,616	37,321
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	Aug 2026	16,804	16,913
Koninklijke Ahold, N.V. 7.9% May 2026 (rated BBB-) Face Amount	N/A	May 2026	–	22,962
Unearned Discount			(17,928)	(15,707)
Cost Basis			184,455	211,907
Net unrealized gain (loss) on securities			(22,613)	(13,720)
Total			$161,842	$198,187

All credit ratings in the above table are as of December 31, 2008.

As discussed further in Note 5, one security (Koninklijke Ahold May 2026) was reclassified to “Loans held for investment” during the quarter ended March 31, 2008.

As discussed further in Note 2, the Company reclassified a total of 11 securities investments from “available for sale” to “held to maturity” during January 2008.

During the three months and year ended December 31, 2008, the Company recognized impairment losses on securities investments of $1,000 and $1,000, respectively.  The losses are included in “Loss on investments” in the Company’s Consolidated Statement of Operations and were recorded on one CMBS investment: BSCMS Class E.  These losses represent management’s determination that other-than-temporary declines in the fair value of the security below its cost basis had occurred.  The loss reflects management’s estimate of expected losses from underlying credits in the collateral pool (including Circuit City Stores, Inc.).  The loss estimate is highly subjective and reflects a variety of assumptions, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

During the three months and year ended December 31, 2007, the Company recognized impairment losses on securities investments of $0 and $372, respectively.  The losses in the one year period are included in “Loss on investments” in the Company’s Consolidated Statement of Operations and were recognized in the quarter ended June 30, 2007, on two CMBS investments: BSCMS Class E ($172) and CMLBC Class J ($200).  These losses represent management’s determination that other-than-temporary declines in the fair value of the securities below its cost basis had occurred on these two investments.  Key factors that management relied on in determining the decline was other-than-temporary include:

•	an analysis of the impact of changes in credit spreads;

•	subordination levels within the CMBS capital structure; and

•	the ratings or changes in ratings of the security and underlying collateral.

During the three months and year ended December 31, 2006, the Company recognized impairment losses on securities investments of $667 and $907, respectively.  The losses are included in “Loss on investments” in the Company’s Consolidated Statement of Operations and were recorded on two CMBS bonds, each in the BSCMS trust (Class E and Class F), and were the result of the default of a Winn-Dixie loan included in the securitization trust.  As of December 31, 2006, the loan was liquidated and the trust’s exposure to the Winn-Dixie bankruptcy was eliminated.

Unrealized gains and losses on securities at December 31, 2008 and December 31, 2007, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	December 31,
	2008	2007
Unrealized gains on securities previously available for sale	$900	$–
Unrealized losses on securities previously available for sale	(10,117)	–
Unrealized gains on securities available for sale	1	1,781
Unrealized losses on securities available for sale	(13,397)	(15,501)

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2008.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities

In unrealized loss position less than 12 months	$23,391	$10,549	4
In unrealized loss position 12 or more months	85,745	55,068	11

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis.  Credit ratings on the 11 securities in a continuous unrealized loss position for more than 12 months range from  AA-   to  D  with a weighted average of  BBB-  and those securities have a weighted average maturity of approximately 10.2 years.  The Company believes that none of the unrealized losses on investment securities other than those recognized are other than temporary because substantially all of the unrealized losses relate to market interest rate changes, and the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for a full recovery in fair value.  In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At December 31, 2008 and December 31, 2007, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities investments was approximately 7.5% and 7.4%, respectively.

The Company had no sales of securities during the years ended December 31, 2008 and December 31, 2007.  The following summarizes the Company’s sales of securities during the year ended December 31, 2006.

2006
Proceeds from sale	$7,939
Gain on sale	2,278

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Structuring fees receivable were $1,863 and $2,576 at December 31, 2008 and December 31, 2007, respectively, and represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

  7. Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about all of the Company financial instruments, whether or not these instruments are measured at fair value on the Company’s Consolidated Balance Sheet.  For purposes of SFAS 107, substantially all of the Company’s assets and liabilities are classified as financial instruments.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable, accrued expenses and other liabilities, and dividends payable approximate their carrying values due to the short-term maturities of these items.

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2008 and December 31, 2007 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Assets:
Loans held for investment	$286,563	$270,143	$283,912	$268,417	$262,647	$267,735
Commercial mortgage-backed securities	161,842	198,187	202,382	227,614	119,083	198,187
Structuring fees receivable	1,863	2,576	N/A	N/A	1,863	2,576
Liabilities:
Repurchase agreement obligations	$–	$232,869	$–	$232,869	$–	$232,869
Mortgages on real estate investments	972,324	983,770	966,091	976,237	936,668	923,611
Collateralized debt obligations	268,265	268,227	268,500	268,500	116,592	261,366
Credit facility	189,262	–	189,262	–	189,262	–
Secured term loan	123,719	129,521	123,719	129,521	62,010	131,365
Convertible senior notes	71,760	75,000	71,760	75,000	28,329	63,322
Other long-term debt	30,930	30,930	30,930	30,930	11,152	27,761
Derivative liabilities	–	4,559	–	177,442	–	4,559
The fair values indicated above are indicative of the interest rate and credit spread environment as of December 31, 2008 and December 31, 2007, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenant obligors under related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

Loans held for investment—The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Commercial mortgage-backed securities—The fair values of the securities are determined in most cases primarily by reference to index pricing.  Management may also estimate fair value based on credit characteristics and term of the security, market yields on securities with similar credit ratings, and collateral values.  Management has obtained broker quotes, but believes that in most cases the broker quotes reflect expected pricing for distressed trades in inactive and dislocated markets, rather than actual prices in orderly transactions.  Management has ultimately determined the fair values recorded in the financial statements based on a variety of factors, and in most cases those fair values are significantly above the broker quotes.

Structuring fees receivable—The fair value of structuring fees receivable is estimated with a discounted cash flow analysis, utilized scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Credit facility and repurchase agreement obligations—Management believes that the stated interest rate (which floats based on short-term interest rates) approximate market rates (when compared to similar credit facilities with similar credit risk).  As such, the fair value of these obligations is estimated to be equal to the outstanding principal amount.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

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

Derivative liabilities—The fair value of the Company’s derivative liabilities is estimated using current market quotes and third-party quotations, where available.

The Company adopted SFAS No. 157 on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  Under existing accounting pronouncements, the Company measures only its securities available for sale and any derivative assets and liabilities at fair value.

SFAS No. 157 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability.  Classification is based on the lowest level of inputs that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.   As of December 31, 2008, the Company has classified none of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.  As of December 31, 2008, the Company has classified one of its securities available for sale as Level 2.  For that security which is backed by a single corporate tenant, the Company has determined fair value based on a broker quotation for a similar security.

•
Level 3 – Instruments that have little to no pricing observability as of the reported date.  These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity.  As of December 31, 2008, the Company has classified all but one of its securities available for sale as Level 3, due to the lack of current market activity.  The Company believes that it may be appropriate to transfer the securities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.  The fair values of the securities are determined in most cases primarily by reference to index pricing.  With respect to one security, management has estimated fair value based on credit characteristics and term of the security, market yields on securities with similar credit ratings, and collateral values.  Management has obtained broker quotes, but believes that in most cases the broker quotes reflect expected pricing for distressed trades in inactive and dislocated markets, rather than actual prices in orderly transactions.  Management has ultimately determined the fair values recorded in the financial statements based on a variety of factors, and in most cases those fair values are significantly above the broker quotes.

The table below presents the fair value of the Company’s securities available for sale as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.  As of December 31, 2008, the Company had no derivative assets or liabilities.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,2008
Assets
Securities available for sale	$–	$12,096	$13,483	$25,579

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The following table summarizes the change in the fair value for Level 3 items for the year ended December 31, 2008:

Year ended December 31, 2008
Securities available for sale
Beginning balance	$-
Gains (losses) included in net income (loss)	(1,000)
Gains (losses) included in other comprehensive income	(2,771)
Amortization included in interest income	86
Settlements or repayments	(130)
Transfers in (out) of Level 3	17,298
Ending balance	$13,483

  8. Other Assets

Other assets as of December 31, 2008 and December 31, 2007 consisted of the following:

	December 31,
	2008	2007
Receivables and accrued interest	$10,024	$9,524
Prepaid expenses and deposits	1,198	1,712
Reserve accounts	12,889	14,348
Escrow held with mortgage lender	212	812
Funds with CDO trustee pending distribution or reinvestment	3,947	11,910
Restricted cash	44	15
Amounts held by servicer	356	3,048
Accrued rental income	35,883	28,782
Debt issuance costs, net	10,547	11,316
Investment in partially-owned entities	-	1,139
Investment in statutory trust	930	930
Other	1,303	1,647
Total	$77,333	$85,183

The “Investment in partially-owned entities” represents the Company’s investment in Matapeake Partners LLC (“Matapeake”).  In April 2007, the Company invested $1,139 in Matapeake, then a newly formed real estate investment and management company.  Matapeake was expected to provide the Company with joint venture opportunities for selected owned properties and access to capital through its fund raising activities.  As of December 31, 2008, the Company evaluated its investment in Matapeake for impairment and determined to write-off the full amount of its investment.  Among the factors considered by the Company in determining to write-off the full amount of this investment were Matapeake’s financial condition and financial performance, its progress to date in executing on its business plan and market conditions.  The write-off is included in “Loss on investments” in the Company’s Consolidated Statement of Operations.  The Company does not expect to make any additional capital contributions to Matapeake.  See Note 13.

  9. Debt Obligations

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The credit agreement is for a term of two years with a one-year extension option at the Company’s option provided it meets certain conditions (including reducing the Company’s borrowings to $135,000 by the scheduled maturity date in April 2010).  The Company can prepay its borrowings under the facility in whole or in part at any time (subject to a $1,000 minimum) without any penalty or premium.  The Company is required to use a portion of its future debt or equity issuances to prepay borrowings under the facility.  The Company is required to pay interest on its borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.  As of December 31, 2008, the Company’s effective financing rate on the credit agreement was 3.48%.

In connection with the financing transaction, the Company and Wachovia also agreed to consolidate their existing lending arrangements into this facility and, as a result, the Company’s prior $250,000 repurchase agreement and a $30,000 revolving loan agreement (the “Revolver”), were terminated.  The Company’s borrowings under the facility are secured by the same collateral that previously secured its obligations under the repurchase agreement and Revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island and leased to Factory Mutual Insurance Company.  The Company’s obligations under the credit agreement are also fully recourse to all of its other assets.  In the event Wachovia determines in its sole discretion that the value of the Company’s collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require the Company to prepay a portion of its borrowings, provided that Wachovia may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company is required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8,000, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

The Company repaid $14,628 of debt it owed to Wachovia upon closing of the credit facility.  During September 2008, the Company used a portion of the net proceeds from a common stock issuance to repay $7,500 of borrowings under the credit agreement.

Amounts related to the Company’s credit agreement and repurchase agreement as of December 31, 2008 and December 31, 2007, were as follows:

	At December 31, 2008		At December 31, 2007
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement
Loans held for investment	$55,434	$78,071	$–	$–
Intercompany mortgage loans and investments in CapLease CDO	119,119	145,816	–	–
Commercial mortgage-backed securities	14,709	19,390	–	–
Owned property	–	44,398	–	–
Repurchase Agreement
Loans held for investment	–	–	56,888	67,255
Intercompany mortgage loans on CapLease properties	–	–	132,572	167,544
Commercial mortgage-backed securities	–	–	43,409	59,464
Total	$189,262	$287,675	$232,869	$294,263

The following interest rates apply with respect to the Company’s credit agreement and repurchase agreement borrowings for the years ended December 31, 2008, December 31, 2007 and December 31, 2006:

	December 31,
	2008	2007	2006
Weighted average effecting financing rate	5.44%	6.29%	5.96%
Average 30-Day LIBOR rate	2.91%	5.30%	5.07%

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Mortgages Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt.  The Company’s mortgage notes payable are summarized in the following table:

	Dec 31, 2008		Dec 31, 2007			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
The Travelers Corporation, Hartford, CT	$15,074	$15,950	$19,406	$20,944	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	13,925	15,159	12,511	14,046	10.76%	7.67%	Oct 2011
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.65%	Aug 2012
Choice Hotels International, Inc., Silver Spring, MD	30,080	30,080	30,937	30,937	5.30%	5.34%	May 2013
Omnicom Group, Inc., Irving, TX	13,361	13,361	13,575	13,575	5.24%	5.30%	May 2013
Capital One Financial Corporation, Plano, TX	20,630	20,630	20,866	20,866	5.24%	5.29%	May 2013
Aon Corporation, Glenview, IL	63,613	63,613	64,708	64,708	5.23%	5.75%	Nov 2014
Cadbury Schweppes Plc, Whippany, NJ	34,491	34,491	35,065	35,065	5.26%	5.34%	Mar 2015
ITT Industries, Inc., Herndon, VA	41,301	41,301	41,591	41,591	5.33%	5.40%	Jun 2015
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Abbott Laboratories, Waukegan, IL	15,120	15,120	15,224	15,224	5.11%	5.16%	Aug 2015
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	62,322	62,322	63,632	63,632	5.32%	5.56%	Sep 2015
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Allstate Insurance Company, Charlotte, NC	20,209	20,209	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,516	21,516	21,516	21,516	5.68%	5.76%	Jan 2016
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
TJX Companies, Inc., Philadelphia, PA	70,805	70,805	71,273	71,273	5.57%	5.59%	Mar 2016
United States Government (VA), Ponce, PR	5,867	6,078	6,386	6,642	7.30%	6.41%	Apr 2016
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
Koninklijke Ahold, N.V., Levittown, PA	14,441	14,441	14,621	14,621	6.05%	6.11%	Jul 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Walgreen Co., Pennsauken, NJ	1,636	1,733	1,783	1,901	7.65%	6.04%	Oct 2016
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.85%	Jan 2017
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.75%	Feb 2017
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.55%	May 2017
AmeriCredit Corp., Arlington, TX	28,148	27,828	28,586	28,234	5.28%	5.51%	Sep 2017
Walgreen Co., Portsmouth, VA	2,937	3,098	3,068	3,249	7.20%	6.18%	Jul 2018
United States Government (EPA), Kansas City, KS	20,245	23,328	20,775	24,082	7.57%	5.74%	Oct 2022
United States Government (OSHA), Sandy, UT	14,470	15,361	14,605	15,555	6.28%	5.52%	Jan 2024
Total	$966,091	$972,324	$976,237	$983,770

(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties.  See Note 3 regarding the separate and distinct nature of the Company’s SPEs.  The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,455,527 at December 31, 2008 and $1,455,751 at December 31, 2007.

During the year ended December 31, 2007, the Company recognized aggregate non-cash gains on extinguishment of debt of $1,363, representing the difference between the fair value of mortgage debt assumed on the Company’s books (as adjusted for amortization of the fair value adjustment through the date of repayment) and the amount paid by the Company to retire the debt.  The Company’s actual cost to retire the debt declined from its estimates on the date the debt was assumed as a result of increases in interest rates over that same period.  The above gains are included in “Gain on extinguishment of debt” on the Company’s Consolidated Statement of Operations for the year ended December 31, 2007.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Collateralized Debt Obligations

The Company issued a collateralized debt obligation, or CDO, in March 2005.  The CDO is an entirely fixed rate on balance sheet financing.  The Company aggregated approximately $300,000 of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle.  The assets serve as collateral for the Company’s obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters.  The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  Through October 2009, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral.  The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure.  The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.67%.  The CDO debt is non-recourse to the Company but is secured by the collateral assets.  The following table summarizes the assets posted as CDO collateral as of December 31, 2008.

Carry Value
Loans held for investment	$158,456
Intercompany mortgage loans on CapLease properties	47,115
Commercial mortgage-backed securities	81,837
Total	$287,408

Secured Term Loan

On December 18, 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V.  Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  The Company’s effective financing rate on the loan is 6.02% annually (inclusive of hedge and closing costs).  The loan is non-recourse to the Company, subject to limited non-recourse exceptions.  The following table summarizes the assets pledged as collateral for the Company’s obligations under the loan as of December 31, 2008.

Carry Value
Loans held for investment	$43,731
Intercompany mortgage loans on CapLease properties	51,815
Commercial mortgage-backed securities	58,861
Total	$154,407

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The notes bear interest at an annual fixed rate of 7.50% and will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.  The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.26%.

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

During December 2008, the Company agreed to repurchase $8,740 of the convertible senior notes at a price of $3,269, plus accrued interest on the notes, or a 62.6% discount from the face amount of the notes.  The repurchase of a total of $3,240 of notes was closed in December at a price of $1,179.  The Company recorded a gain on extinguishment of debt of $1,968 in the year ended December 31, 2008.  The repurchase of the remaining $5,500 was closed in January at a price of $2,090.  The Company expects to record a gain on extinguishment of debt in the quarter ended March 31, 2009 of approximately $2,800, inclusive of the impact of rule changes under FASB Staff Position No. Accounting Principles Board 14-1.

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of December 31, 2008, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
2009	$38,109	$–	$38,109
2010	56,578	170,903	227,481
2011	42,993	18,861	61,854
2012	42,869	188,760	231,629
2013	41,306	54,984	96,290
Thereafter	127,123	873,774	1,000,897
	$348,978	$1,307,282	$1,656,260

  10. Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of December 31, 2008 and December 31, 2007 consisted of the following:

	December 31,
	2008	2007
Accounts payable and other liabilities	$1,459	$1,245
Accrued interest	8,571	9,220
Accrued expenses	4,862	5,236
Derivative liabilities	-	4,559
Deferred rental income	1,072	116
Unearned rental income	3,916	3,856
Total	$19,880	$24,232

  11. Risk Management Transactions

As of December 31, 2007 and during most of 2008, the Company had a single open interest rate swap, intended to manage the Company’s exposure to interest rate movements for a planned long-term financing of assets financed on its interim financing facility with Wachovia Bank.  During November 2008, the Company closed the swap as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.  Under SFAS No. 133, the full amount of the realized loss on closing the swap of $15,216, along with $2,862 of related losses previously deferred in Other Comprehensive Income/Loss on the Company’s Consolidated Balance Sheet, was charged directly to the Company’s Consolidated Statement of Operations, as the swap position no longer represented an effective cash flow hedge under SFAS No. 133.  See Note 2.  As of December 31, 2008, the Company had no other open swap positions, and the Company will record no additional losses or gains related to the closed swap.

During 2008 and prior to closing the swap position described above, the Company had another $1,418 of losses on the position recorded through the Company’s Consolidated Statements of Operations.  These losses primarily include hedge ineffectiveness resulting from changes in (i) management’s estimates of when the related hedged debt was expected to be issued, and (ii) the shape of the yield curve.

The above losses are included in “(Gain) loss on derivatives” on the Company’s Consolidated Statements of Operations.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Amounts related to open swap positions, as of December 31, 2007, included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet as of such date, were as follows:

	Dec 31, 2007
Description	Notional Amount	Fair value
Interest rate swap	$177,442	$(4,559)

As of December 31, 2008, the Company had $5,504 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss).  Within the next twelve months, the Company estimates that $670 of these losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

  12. Related Party Transactions

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

In February 2001, the Company originated a net lease loan on a real property owned by a limited partnership in which certain executive officers of the Company have an indirect ownership interest.  The loan was sold to Wachovia in February 2001, and the limited partnership agreed to pay the Company an advisory fee from the rent payable by the tenant at the real property in the amount of approximately $66 a month until November 2010.  An affiliate of the limited partnership is also a party to a management agreement with the tenant for the operation of the property, and another affiliate of the limited partnership subleases a portion of the leased building from the tenant at a nominal amount.  No failure to perform under the management agreement or sublease entitles the tenant to any rent abatement or termination under the lease.  Interest income earned on the structuring fee receivable totaled approximately $138, $187 and $233, during the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively, and is included in interest income in the Consolidated Statements of Operations.

  13. Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of business.  The Company is not currently involved in any matter which management believes will have a material adverse effect on the Company’s business, results of operations or financial condition.  However, periodic settlements and/or professional or other fees and expenses related to any matter could have an adverse impact on our results of operations in the quarterly or annual period in which they are recognized.

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At December 31, 2008, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

In April 2007, the Company agreed to invest in Matapeake Partners LLC, a real estate investment and management company.  As of December 31, 2008, the Company had an outstanding commitment to fund up to $3,861 of additional capital to Matapeake, although it does not expect that Matapeake will request that the Company fund any portion of this commitment, nor does the Company expect to fund any portion of this commitment, even if requested to do so.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

As of December 31, 2008, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines.  The future minimum lease payments under these lease agreements at December 31, 2008 were:

2009	$737
2010	732
2011	753
2012	753
2013	565
Thereafter	–
$3,540

Included in general and administrative expense is rent expense of approximately $669, $688 and $642 for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

During October 2006, the Company acquired a real property in Fresno, California leased to Aetna Life Insurance Company, and agreed to fund expected improvements to the real property of approximately $812.  During November 2006, the Company arranged long-term financing on this property and it funded a reserve account with its lender for the full amount of the improvement obligation.  The improvements were completed in December 2008, and substantially all of the reserve has been disbursed as of December 31, 2008, with the remainder expected for disbursement in the first quarter of 2009.

  14. Minority Interests

During June 2006, the Operating Partnership issued 263,157 units of limited partnership to a minority interest holder.  All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the minority interest holder.  Beginning on June 13, 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption.  The units of limited partnership do not have a liquidation preference.  During the quarter ended September 30, 2008, the minority interest holder redeemed 107,131 units for the same number of shares of CapLease common stock.  As of December 31, 2008, the Operating Partnership had issued and outstanding 156,026 common units of limited partnership.

Cash distributions by the Operating Partnership are paid in the following priority: first, to the minority interest holder until such holder receives the amount it would have received if the holder’s units of limited partnership interest were converted to an equal number of shares of CapLease common stock, and then, to CapLease.  Since July 2006, at the same time CapLease has paid a cash dividend to its common stock holders, the minority interest holder has been paid a cash dividend of the same amount per limited partnership unit.

Net income has been allocated to the minority interest holder on an “as converted” basis.  In other words, the limited partnership units are treated as converted to shares of CapLease common stock, and the minority interest holder is allocated a percentage of the Company’s net income based on its percentage of as converted common shares outstanding.

  15. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share.  As of December 31, 2008, CapLease had 47,391,790 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding.

During the year ended December 31, 2008, CapLease issued 1,222,855 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $7.96 per share.  During the year ended December 31, 2007, CapLease issued 1,111,641 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $10.38 per share.

During September 2008, CapLease issued 1,317,524 shares of common stock to an existing greater than 5% stockholder for a price of $7.59 per share.  CapLease used the net proceeds of the offering of $10,000 to voluntarily pay down debt and for general corporate purposes.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

During September 2008, CapLease issued 107,131 shares of common stock upon redemption of the same number of units of the Operating Partnership.  See Note 14 above.

During October 2007, CapLease used $15,000 of the proceeds from the sale of the convertible senior notes described in Note 9 to repurchase 1,524,390 shares of its common stock on the open market at $9.84 per share.

During May and June 2007, CapLease issued 10,350,000 shares of common stock in a public offering at a price to the public of $10.75 per share, for net proceeds of approximately $104,773.  The Company used the net proceeds to repay a portion of our borrowings under the short-term borrowing facility the Company entered into to initially finance its April 2007 acquisition of the EntreCap Portfolio.

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

Since CapLease’s initial public offering and through December 31, 2008, it has issued an aggregate of 1,791,195 shares of common stock (net of forfeitures) to its directors, executive officers and other employees pursuant to the Company’s stock incentive plan (see Note 16 below).

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2005	12/30/2005	1/17/2006	$0.20	$5,574
3/31/2006	3/31/2006	4/17/2006	0.20	5,636
6/30/2006	6/30/2006	7/17/2006	0.20	6,783
9/30/2006	9/29/2006	10/16/2006	0.20	6,785
12/31/2006	12/29/2006	1/16/2007	0.20	6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883
6/30/2007	6/29/2007	7/16/2007	0.20	9,046
9/30/2007	9/28/2007	10/15/2007	0.20	9,175
12/31/2007	12/31/2007	1/15/2008	0.20	8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949
6/30/2008	6/30/2008	7/15/2008	0.20	8,973
9/30/2008	9/30/2008	10/15/2008	0.20	9,475

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2005	12/30/2005	1/17/2006	$0.4852400	$679
3/31/2006	3/31/2006	4/17/2006	0.5078125	711
6/30/2006	6/30/2006	7/17/2006	0.5078125	711
9/30/2006	9/29/2006	10/16/2006	0.5078125	711
12/31/2006	12/29/2006	1/16/2007	0.5078125	711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711
6/30/2007	6/29/2007	7/16/2007	0.5078125	711
9/30/2007	9/28/2007	10/15/2007	0.5078125	711
12/31/2007	12/31/2007	1/15/2008	0.5078125	711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711
6/30/2008	6/30/2008	7/15/2008	0.5078125	711
9/30/2008	9/30/2008	10/15/2008	0.5078125	711
12/31/2008	12/31/2008	1/15/2009	0.5078125	711

  16. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  2,323,000 shares of common stock are authorized for issuance under the stock plan.  As of December 31, 2008, the Company had awarded 1,791,195 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004) − Share-Based Payment, using the modified prospective transition method.  SFAS No. 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003.  Under that transition method, compensation cost recognized on and after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Because the Company has historically valued compensation cost for stock awards at fair value under SFAS No. 123, the adoption of SFAS No. 123R had no impact on the Company’s income from continuing operations, net income, earnings per share (basic and diluted), cash flows from operations or cash flows from financing activities.

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

A summary of the Company’s activity under the stock plan from January 1, 2007 through December 31, 2008, is presented below:

	Number of Shares
Stock Awards at January 1, 2007	1,081,995
Granted During the Year Ended December 31, 2007	315,250	(1)
Stock Awards at January 1, 2008	1,397,245
Granted During the Period Ended December 31, 2008	393,950	(2)
Stock Awards at December 31, 2008	1,791,195

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

A summary of the status of unvested shares from January 1, 2007 through December 31, 2008, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2007	588,113	436,891	$10.99
Current period awards	315,250	189,850	10.91
Prior period awards	N/A	30,770	10.91
Vested	(210,781)	(210,781)	10.97
Nonvested at January 1, 2008	692,582	446,731	10.99
Current period awards	393,950	236,570	8.43
Prior period awards	N/A	79,799	8.43
Vested	(156,300)	(156,300)	11.00
Nonvested at December 31, 2008	930,232	606,800	9.66

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

As of December 31, 2008, $4,307 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2013).  As of December 31, 2008, the grant date fair value for awards of 24,886 shares made in 2005, 47,116 shares made in 2006, 94,050 shares made in 2007 and 157,380 shares made in 2008, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

  17. Other Comprehensive Income

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners.  For the Company’s purposes, comprehensive income (loss) represents net income (loss), as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses reclassified into interest expense).  The Company’s comprehensive income (loss) for the years ended December 31, 2008, December 31, 2007, and December 31, 2006, is summarized below.

	2008	2007	2006
Net income (loss)	$(21,761)	$(2,261)	$7,249
Increase (decrease) in fair value of derivatives of securities available for sale	(9,398)	(20,412)	(2,956)
Increase (decrease) in fair value of derivatives	4,522	(4,570)	(737)
Amortization of unrealized loss on securities previously classified as available for sale	505	–	–
Reclassification of derivative items into earnings	20,126	788	760
Realized income (loss) on derivatives	(17,853)	2,434	421
Comprehensive income (loss)	$(23,859)	$(24,021)	$4,737

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

	December 31,
	2008	2007
Net unrealized losses on securities available for sale	$(13,396)	$(13,720)
Net unrealized losses on securities previously classified as available for sale	(9,217)	–
Net unrealized losses on derivatives	-	(4,522)
Net realized losses on derivatives	(5,505)	(7,778)
Accumulated other comprehensive loss	$(28,118)	$(26,020)

  18. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2009 to 2026.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2008, are as follows:

2009	$130,116
2010	115,155
2011	114,967
2012	116,979
2013	92,926
Thereafter	538,542
$1,108,685

  19. Concentration Risks

The Company has historically relied on Wachovia Bank to provide the majority of its cash for financing its portfolio investments, including through short-term borrowing facilities to facilitate the Company’s portfolio investment and mortgage financings on its owned real properties.  Wachovia Bank came under significant financial distress during 2008, and in late September 2008, Wachovia agreed to merge with Wells Fargo & Company.  The Company has limited relationships with Wells Fargo and it is unclear how its relationship with Wachovia Bank will be impacted by the transaction with Wells Fargo.  Further, deterioration in the financial condition of the merged entity or its affiliates could have a negative impact on the Company’s business, operating results and financial condition.  As of December 31, 2008, Wells Fargo carried an AA rating from Standard & Poor’s.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

During 2008, approximately 12.1% of the Company’s total revenues were derived from one tenant (the United States Government).

  20. 401(k) Plan

The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company.  The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code.  The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan.  For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, the Company made matching contributions of $312, $287 and $197, respectively.

  21. Pro Forma Condensed Consolidated Statements of Operations (Unaudited)

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

	For the twelve months ended December 31,
	2008	2007
Total revenues	$185,107	$184,653
Income from continuing operations	(21,761)	378
Income per basic and diluted common share from continuing operations	(0.48)	0.01
Net income (loss) allocable to common stockholders	(24,605)	(2,483)
Net income (loss) per basic and diluted common share	(0.54)	(0.06)

  22. Segment Reporting

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

Selected results of operations for the years ended December 31, 2008 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$777	$149,992	$34,338	$185,107
Total expenses and minority interest	22,185	146,889	39,762	208,836
Gain on extinguishment of debt	1,968	-	-	1,968
Income (loss) from continuing operations	(19,440)	3,103	(5,424)	(21,761)
Total assets	26,763	1,566,405	452,501	2,045,669

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Selected results of operations for the years ended December 31, 2007 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$602	$137,341	$34,639	$172,582
Total expenses and minority interest	16,111	135,658	24,420	176,189
Gain on extinguishment of debt	-	1,363	-	1,363
Income (loss) from continuing operations	(15,509)	3,046	10,219	(2,244)
Total assets	64,616	1,620,419	473,234	2,158,269

Selected results of operations for the year ended December 31, 2006 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$811	$88,002	$35,967	$124,780
Total expenses and minority interest	14,901	82,754	20,071	117,726
Income (loss) from continuing operations	(14,090)	5,248	15,896	7,054
Total assets	30,219	1,152,348	461,733	1,644,300

  23. Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial data for the Company for 2008 and 2007.

	Revenue	Net income (loss) applicable to common shares	Basic and diluted income (loss) per common share
2008
December 31	$46,167	$(19,453)	$(0.41)
September 30	46,130	(1,914)	(0.04)
June 30	46,226	(956)	(0.02)
March 31	46,584	(2,281)	(0.05)
2007
December 31	46,880	(904)	(0.02)
September 30	46,709	(105)	(0.00)
June 30	43,725	(4,003)	(0.10)
March 31	35,269	(93)	(0.00)

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding.

  24. Variable Interest Entities

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

December 31, 2008, 2007 and 2006

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

As part of the Company’s developer loan program, the Company funds loans to an entity that owns an undeveloped property.  These loans are used to finance pre-construction costs related to the property, such as due diligence costs and land acquisition contract deposits, rather than costs to build on the property.  As of December 31, 2008, the Company had one such loan outstanding with an aggregate unpaid principal amount of approximately $650.  The Company has determined that its borrowers are VIEs under FIN 46.  Each loan is secured, in part, by a personal guarantee by the borrowing entity’s owner.  The Company has concluded it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46).  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the amount funded on the loans.

During June 2006, the Company entered into a revolving credit agreement with a third party borrower pursuant to which the Company agreed to provide up to $12,000 to support the borrower’s capital contributions to a joint venture that provides franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut.  The Company’s commitment to make new loans was terminated in October 2007.  As of December 31, 2008, the Company had advanced $6,154 under the agreement.  The Company has determined that the borrower is a VIE under FIN 46.  The Company’s advances are secured by a pledge of the borrower’s membership interest in the joint venture and a guaranty by one of the principals of the borrower.  The Company has determined it is not the primary beneficiary of the VIE (and, therefore, the Company has not consolidated the VIE under FIN 46).  The Company’s maximum exposure to loss as a result of this investment is the amount advanced under the credit agreement.

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation

December 31, 2008
(amounts in thousands)

Schedule III

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed

Abbott Laboratories, Columbus, OH	$6,881	$1,025	$10,066	$-	$-	$1,025	$10,066	$11,091	$1,046	1980, renovated in 2003-2004	11/5/2004	Various

Abbott Laboratories, Waukegan, IL	17,084	2,500	15,430	-	-	2,500	15,430	17,930	1,310	2000	8/9/2005	Various

Aetna Life Insurance Company, Fresno, CA	19,993	3,000	19,462	-	849	3,000	20,311	23,311	1,688	1 story office 1969, 2 story office 1984, 2 story parking 1997, interior renovated in 2000 & 2008, parking lot reconstructed in 2008	10/19/2006	Various

Allstate Insurance Company, Charlotte, NC	23,688	7,100	14,594	-	-	7,100	14,594	21,694	1,105	1973, renovated in the 1990s	12/21/2005	Various

Allstate Insurance Company, Roanoke, VA	25,220	3,200	20,930	-	-	3,200	20,930	24,130	1,585	1969/70, with an addition in 1981	12/21/2005	Various

AmeriCredit Corp., Arlington, TX	27,828	5,820	32,219	-	-	5,820	32,219	38,039	1,620	1999	12/28/2006	Various

AMVESCAP PLC, Denver, CO	56,770	7,200	55,395	-	383	7,200	55,778	62,978	3,854	2001, first floor renovated in 2008	3/23/2006	Various

Aon Corporation, Glenview, IL	69,773	11,000	68,639	-	441	11,000	69,080	80,080	7,495	1976, renovated in 1999-2001	8/19/2004	Various

Baxter International, Inc., Bloomington, IN	5,840	1,200	9,181	-	-	1,200	9,181	10,381	968	1996, renovation and warehouse addition in 2004	10/13/2004	Various

Bunge North America, Inc., Fort Worth, TX	8,639	650	8,880	-	-	650	8,880	9,530	377	2005	4/19/2007	Various

Cadbury Schweppes Holdings (US), Whippany, NJ	37,386	6,300	38,994	-	1,232	6,300	40,226	46,526	3,518	2005	1/6/2005	Various

Capital One Financial Corporation, Plano, TX	22,526	6,670	18,816	-	-	6,670	18,816	25,486	1,659	1999, renovated in 2005	6/23/2005	Various

Choice Hotels International, Inc., Silver Spring, MD	30,080	5,500	37,188	-	256	5,500	37,444	42,944	3,793	Building 10720 - 1981, 10750 - 1971, 10770 - 1986	11/23/2004	Various

Cott Corporation, Reading, PA	-	1,550	2,870	-	-	1,550	2,870	4,420	174	1969, renovated in 1975, 1987 & 1997	7/28/2006	Various

County of Yolo, California, Woodland, CA	12,985	2,300	12,850	-	-	2,300	12,850	15,150	617	2001	1/30/2007	Various

Crozer-Keystone Health System, Ridley, PA	3,716	-	5,015	-	864	-	5,879	5,879	620	1977, renovated in 2004	8/9/2004	Various

CVS Corporation, Randolph, MA	8,481	6,300	7,801	-	-	6,300	7,801	14,101	830	1965, renovated in the 1980's and 1993	9/29/2004	Various

Factory Mutual Insurance Company, Johnston, RI	-	-	44,909	-	-	-	44,909	44,909	3,059	1973	4/18/2007	Various

Farmers Group, Inc., Simi Valley, CA	34,586	10,620	28,127	-	-	10,620	28,127	38,747	1,348	Office 240M SF 1982, Training Facility (w/office) 21M SF 1999 & Warehouse 10M SF 1982	1/31/2007	Various

Farmers New World Life Insurance Company, Mercer Island, WA	32,550	24,000	10,035	-	-	24,000	10,035	34,035	759	1982	12/22/2005	Various

ITT Industries, Inc., Herndon, VA	46,194	5,300	40,221	-	9,528	5,300	49,749	55,049	4,169	1999, interior renovated in 2005-2006	5/23/2005	Various

Johnson Controls, Inc., Largo, FL	22,333	4,600	18,168	-	-	4,600	18,168	22,768	1,481	1963 & 2001	12/12/2006	Various

Koninklijke Ahold, N.V., Levittown, PA	15,855	4,000	15,789	-	-	4,000	15,789	19,789	1,007	2006	6/13/2006	Various

Lowes Companies, Inc., Aliso Viejo, CA	44,498	26,600	20,831	-	-	26,600	20,831	47,431	1,880	1965, renovated in 2004-2005	5/31/2005	Various

N/A (Development Property), Simi Valley, CA	-	1,025	-	-	-	1,025	-	1,025	-		5/24/2007	Various

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation

December 31, 2008
(amounts in thousands)

Schedule III

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period

Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed

Nestle Holdings, Inc., Breinigsville, PA	10,379	-	77,439	-	-	-	77,439	77,439	3,297	1994	4/18/2007	Various

Nestle Holdings, Inc., Fort Wayne, IN	5,783	-	37,313	-	-	-	37,313	37,313	1,588	1994	4/18/2007	Various

Nestle Holdings, Inc., Lathrop, CA	7,299	-	57,483	-	-	-	57,483	57,483	2,447	1994	4/18/2007	Various

Omnicom Group, Inc., Irving, TX	14,204	2,620	11,800	-	151	2,620	11,951	14,571	1,041	1997	6/23/2005	Various

Pearson Plc., Lawrence, KS	17,315	1,140	16,557	-	-	1,140	16,557	17,697	1,126	1997	4/12/2006	Various

Qwest Corporation, Omaha, NE	19,298	-	36,969	-	-	-	36,969	36,969	1,574	1991	4/18/2007	Various

Qwest Corporation, Omaha, NE	3,953	-	15,102	-	-	-	15,102	15,102	735	1985	4/18/2007	Various

T-Mobile USA, Inc., Nashville, TN	10,885	2,450	11,774	-	-	2,450	11,774	14,224	627	2002	11/14/2006	Various

The Kroger Co., Various locations in KY (five), GA (four), and TN (two)	58,770	-	84,702	-	-	-	84,702	84,702	3,606	Various, 1995-1996	4/18/2007	Various

The Travelers Corporation, Hartford, CT	15,950	-	18,317	-	-	-	18,317	18,317	891	1986	4/18/2007	Various

Tiffany & Co., Parsippany, NJ	61,526	7,400	62,150	-	47	7,400	62,197	69,597	5,066	Office & Warehouse - 1996-1997, Warehouse Mezzanine - 2000, Garage - 2001, East Wing Office - 2002, solar rooftop panels installed in 2006	9/28/2005	Various

Time Warner Entertainment Company, L.P., Milwaukee, WI	23,852	2,300	22,299	-	-	2,300	22,299	24,599	1,166	1903, renovated in 2001	11/28/2006	Various

TJX Companies, Inc., Philadelphia, PA	78,369	6,100	79,734	-	-	6,100	79,734	85,834	5,600	2001	3/10/2006	Various

United States Government (DEA), Birmingham, AL	12,219	1,000	11,643	-	(474)	1,000	11,169	12,169	894	2005	8/11/2005	Various

United States Government (EPA), Kansas City, KS	25,177	250	29,476	-	-	250	29,476	29,726	2,492	2003	8/11/2005	Various

United States Government (FBI), Albany, NY	13,866	3,000	12,834	-	-	3,000	12,834	15,834	699	1998, building expanded by 3M SF in 2008.	10/25/2006	Various

United States Government (FBI), Birmingham, AL	20,280	2,200	20,171	-	1,603	2,200	21,773	23,973	1,772	2005, building expanded by 10M SF in 2007	8/11/2005	Various

United States Government (NIH), N. Bethesda, MD	62,322	10,350	61,537	-	-	10,350	61,537	71,887	5,092	1989	9/9/2005	Various

United States Government (OSHA), Sandy, UT	18,924	1,750	18,484	-	-	1,750	18,484	20,234	1,566	2004	8/11/2005	Various

United States Government (SSA), Austin, TX	5,948	1,100	4,373	-	138	1,100	4,511	5,611	342	2005	8/11/2005	Various

United States Government (VA), Ponce, PR	6,078	2,120	10,252	-	-	2,120	10,252	12,372	1,068	2000, HVAC system replaced in 2008	11/1/2004	Various

Walgreen Co., Pennsauken, NJ	1,733	463	2,629	-	-	463	2,629	3,092	274	1996	11/1/2004	Various

Walgreen Co., Portsmouth, VA	3,099	618	3,560	-	-	618	3,561	4,179	369	1998	11/1/2004	Various

	$1,070,135	$192,321	$1,263,008	$-	$15,018	$192,321	$1,278,026	$1,470,347	$89,294

CapLease, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2008
(amounts in thousands)
Schedule III—(Continued)

Reconciliation of real estate owned:
Balance-December 31, 2005		$693,814
Property acquisitions	328,220
Costs capitalized subsequent to acquisition	8,187
Balance-December 31, 2006		$1,030,221
Property acquisitions	432,762
Costs capitalized subsequent to acquisition	3,169
Balance-December 31, 2007		$1,466,152
Property acquisitions	-
Costs capitalized subsequent to acquisition	4,195
Balance-December 31, 2008		$1,470,347

Reconciliation of accumulated depreciation:
Balance-December 31, 2005		$8,399
Additions during the year:
Depreciation on property	17,482
Balance-December 31, 2006		$25,881
Additions during the year:
Depreciation on property	29,994
Balance-December 31, 2007		$55,875
Additions during the year:
Depreciation on property	33,419
Balance-December 31, 2008		$89,294

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2008
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	6.50%	Nov 2022	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	$1,821	$1,821
Bank of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,366	3,366
Bank of America, N.A.	Glenview, IL	6.34%	Dec 2028	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,298	4,298
Best Buy Co., Inc.	Chicago, IL	6.40%	Mar 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	17,409	17,409
City of Jasper, Texas	Jasper, TX	7.00%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,595	1,553
CVS Corporation	Asheville, NC	6.53%	Jan 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,160	2,215
CVS Corporation	Oak Ridge, NC	6.99%	Aug 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,952	2,952
CVS Corporation	Bangor, PA	6.28%	Jan 2026	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,218	2,183
CVS Corporation	Athol, MA	6.46%	Jan 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,336	1,336
CVS Corporation	Washington, DC	8.10%	Jan 2023	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,276	2,415
CVS Corporation	Bluefield, WV	8.00%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,194	1,290
CVS Corporation	Sunbury, PA	7.50%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,483	1,451
CVS Corporation	Southington, CT	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,633	1,799
CVS Corporation	Willimantic, CT	8.26%	Jan 2023	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,889	2,095
CVS Corporation	Stow, OH	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,188	2,409
CVS Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	1,302	1,302
CVS Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,465	2,465
CVS Corporation	Evansville, IN	6.22%	Jan 2033	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,273	3,273
Harris Bankcorp, Inc.	Chicago, IL	6.81%	Aug 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,181	4,181
Home Depot USA, Inc.	Chelsea, MA	5.36%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,112	8,112
Home Depot USA, Inc.	Tullytown, PA	6.62%	Jan 2033	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,367	8,367
Kohls Corporation	Chicago, IL	6.69%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	46,454	46,454
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,798	2,846
Koninklijke Ahold, N.V.	North Kingstown, RI	7.50%	Nov 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,331	6,313
Koninklijke Ahold, N.V.	Tewksbury, MA	7.50%	Jan 2027	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,226	6,221

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2008
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Koninklijke Ahold, N.V.	Upper Darby Township, PA	7.29%	Apr 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,160	5,910
Koninklijke Ahold, N.V.	Danvers, MA	7.90%	May 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	22,541	24,062
Lowes Companies, Inc.	Framingham, MA	5.87%	Sep 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	27,370	27,370
Lowes Companies, Inc.	Matamoras, PA	6.61%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,032	7,032
National City Bank	Chicago, IL	5.89%	Dec 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,873	2,942
Neiman Marcus Group, Inc.	Las Vegas, NV	6.06%	Nov 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,341	6,840
United States Postal Service	Scammon Bay, AK	7.05%	Oct 2021	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	846	861
University of Connecticut Health Center	Farmington, CT	6.34%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	20,157	20,834
Walgreen Co.	Nacogdoches, TX	6.80%	Sep 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,499	3,499
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	5,045	5,045
Walgreen Co.	Montebello, CA	6.10%	Feb 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,360	4,360
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,283	3,283
						246,834	250,164

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	6.50%	Sep 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	246	230
Albertsons, LLC	Norwalk, CA	6.33%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	273	270
Best Buy Co., Inc.	Olathe, KS	5.40%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	987	959
Best Buy Co., Inc.	Wichita Falls, TX	6.15%	Nov 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	358	346
CVS Corporation	Garwood, NJ	6.12%	Aug 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	478	469
CVS Corporation	Kennett Square, PA	6.40%	Oct 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	395	387
CVS Corporation	Commerce, MI	5.85%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	283	276
CVS Corporation	Rutherford College, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	214	211
CVS Corporation	Clemmons, NC	5.54%	Jan 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	192	186
CVS Corporation	Rockingham, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	244	240
CVS Corporation	Knox, IN	7.60%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	124	124
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	260	256
FedEx Ground Package System, Inc.	Reno, NV	5.90%	Oct 2014	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	901	894

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2008
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
FedEx Ground Package System, Inc.	McCook, IL	5.89%	Feb 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,877	1,861
Hercules Incorporated	Wilmington, DE	9.32%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	19,835	19,835
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	868	854
PerkinElmer, Inc.	Warwick, RI	7.68%	Jan 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	370	365
PerkinElmer, Inc.	Beltsville, MD	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	270	268
PerkinElmer, Inc.	Daytona Beach, FL	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	122	122
PerkinElmer, Inc.	Phelps, NY	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	114	113
Staples, Inc.	Odessa, TX	6.41%	Sep 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	199	192
Walgreen Co.	Delray Beach, FL	6.20%	Jan 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	289	288
Walgreen Co.	Waterford, MI	5.50%	Jun 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	495	474
Walgreen Co.	Riverside, CA	6.10%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	329	324
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	551	551
						30,274	30,095

Mezzanine and Other Investments
Eden Hylan Seaview LLC	Staten Island, NY	10.00%	Jan 2009	Principal and Interest are payable monthly at a varying amount, over the life to maturity	3,642	650	650
West End Mortgage Finance Fund I L.P.	Various	10.00%	Jan 2009	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,154	6,154
					3,642	6,804	6,804

Allowance for loan losses						-	(500)
Total					$3,642	$283,912	$286,563

(1) The aggregate cost for federal income tax purposes is $287,063

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment
December 31, 2008
(amounts in thousands)
Schedule IV—(Continued)

Balance-December 31, 2005		$298,377
Additions during the year:
New loan investments	122,988
Deductions during the year:
Principal received	(69,196)
Amortization of unearned discounts and premiums	(84)
Loans sold	(78,000)
Balance-December 31, 2006		$274,085
Additions during the year:
New loan investments	9,107
Deductions during the year:
Principal received	(12,961)
Amortization of unearned discounts and premiums	(88)
Balance-December 31, 2007		$270,143
Additions during the year:
New loan investments
Deductions during the year:
Securities reclassified to loan investments	24,453
Principal received	(6,863)
Principal written-off as uncollectible	(498)
Allowance for loan losses	(500)
Amortization of unearned discounts and premiums	(172)
Balance-December 31, 2008		$286,563

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting immediately precedes Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 9B.     Other Information.

None.

PART III.

Item 10.      Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2009 annual meeting of stockholders.

Because our common stock is listed on the NYSE, Paul H. McDowell, our chief executive officer, certified to the NYSE on June 27, 2008, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of that date.  We also have filed as exhibits to this Annual Report on Form 10-K the certifications of our chief executive officer and our chief financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 11.      Executive Compensation.

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2009 annual meeting of stockholders.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2009 annual meeting of stockholders.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2009 annual meeting of stockholders.

Item 14.      Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2009 annual meeting of stockholders.

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
4.3(4)
Amended and Restated Trust Agreement among Caplease, LP, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated December 13, 2005

4.4(5)
Indenture among the registrant, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp., Caplease Credit LLC, and Deutsche Bank Trust Company Americas, as trustee (including form of 7.50% Convertible Senior Note due 2027) dated as of October 9, 2007

4.5(6)	First Amended and Restated Limited Partnership Agreement of Caplease, LP, dated June 13, 2006
10.1(7)	Promissory Note (Note A), dated October 28, 2004, of CLF 1000 Milwaukee Avenue LLC in favor of Wachovia Bank, National Association
10.2(8)	Promissory Note, dated December 9, 2004, of the registrant in favor of Wachovia Bank, National Association
10.3(11)	Promissory Note, dated February 25, 2005, of CLF Parsippany LLC in favor of Wachovia Bank, National Association
10.4(13)	Indenture, dated as of March 10, 2005, by and among Caplease CDO 2005-1, Ltd., Caplease CDO 2005-1 Corp., Caplease Investment Management, LLC and LaSalle Bank National Association
10.5(14)	Sales Agreement, dated as of August 15, 2005, between Cantor Fitzgerald & Co. and the registrant
10.6(14)	Sales Agreement, dated as of August 15, 2005, between Brinson Patrick Securities Corporation and the registrant
10.7(15)	Promissory Note, dated August 16, 2005, of CLF FBI Birmingham LLC in favor of Wachovia Bank, National Association
10.8(15)	Promissory Note, dated August 16, 2005, of CLF DEA Birmingham LLC in favor of Wachovia Bank, National Association
10.9(15)	Promissory Note, dated August 16, 2005, of CLF SSA Austin, LP in favor of Wachovia Bank, National Association
10.10(15)	Trust Indenture dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas, as issuer, and Security Bank of Kansas City, as trustee
10.11(15)	Lease dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas and Kansas EPA Laboratory, LLC
10.12(15)	Trust Indenture dated as of December 1, 2002 between Utah Tech Center, LLC, as issuer, and Security Bank of Kansas City, as trustee
10.13(15)	Promissory Note, dated as of September 9, 2005, of Caplease Credit LLC in favor of Wachovia Bank, National Association
10.14(15)	Promissory Note, dated as of September 28, 2005, of CLF Sylvan Way LLC in favor of Wachovia Bank, National Association
10.15(4)	Parent Guarantee Agreement between the registrant and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 13, 2005

Exhibit No.	Description

10.16(16)	Promissory Note, dated as of December 21, 2005, of CLF McCullough Drive Charlotte LLC and CLF Electric Road Roanoke LLC in favor of LaSalle Bank National Association
10.17(18)	Membership Interests Purchase Agreement dated as of March 14, 2007 between EntreCap Financial LLC and Caplease, LP
10.18(5)
Registration Rights Agreement, dated as of October 9, 2007, between the registrant and Deutsche Bank Securities Inc., as representative of the several initial purchasers of the convertible senior notes due 2027

10.19(19)	Loan Agreement, dated as of December 17, 2007, between CapLease 2007-STL LLC, as borrower, and KBC Bank, N.V., acting through its New York Branch, as lender and administrative agent
10.20(20)
Credit Agreement, dated as of April 29, 2008, among Caplease Debt Funding, LP, as the borrower, PREFCO II Limited Partnership, as a guarantor, the registrant, as a guarantor, Caplease, LP, as a guarantor, Caplease Services Corp., as a guarantor, and Wachovia Bank, National Association, as administrative agent and initial lender

*10.21(9)	Amended and Restated 2004 Stock Incentive Plan of the registrant (Effective June 14, 2006)
*10.22(10)	Form of Non-Employee Director Restricted Stock Award Agreement
*10.23(17)	Form of Executive Officer Restricted Stock Agreement
*10.24(12)	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale and Robert C. Blanz, and the registrant
*10.25(21)	Amendment No. 1 to the Employment Agreement dated as of March 24, 2004 between Robert C. Blanz and the registrant, dated February 13, 2007
*10.26(17)	Employment Agreement, dated as of February 13, 2007, between Paul Hughes and the registrant
*10.27	Summary of Independent Director Compensation for Fiscal 2008
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries
23.1	Consent of McGladrey & Pullen LLP
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.

(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 17, 2005.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.

(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007.

(6)	Incorporated by reference from the registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 14, 2008 (File No. 333-148649).

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 15, 2004.

(9)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2006.

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.

(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 3, 2005.

(12)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

(13)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.

(14)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.

(15)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005.

(16)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(18)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007.

(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2008.

(21)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2008.

PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: March 6, 2009	/s/ Paul H. McDowell
Paul H. McDowell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul H. McDowell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2009
Paul H. McDowell

/s/ William R. Pollert	President and Director	March 6, 2009
William R. Pollert

/s/ Shawn P. Seale	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2009
Shawn P. Seale

/s/ John E. Warch	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2009
John E. Warch

/s/ Michael E. Gagliardi	Director	March 6, 2009
Michael E. Gagliardi

/s/ Stanley Kreitman	Director	March 6, 2009
Stanley Kreitman

/s/ Jeffrey F. Rogatz	Director	March 6, 2009
Jeffrey F. Rogatz

/s/ Howard A. Silver	Director	March 6, 2009
Howard A. Silver