Form 10-Q
period 2009-03-31
CapLease, Inc.
filed 2009-05-11
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 11, 2009, there were 47,923,595 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2009 (unaudited) and December 31, 2008

(Amounts in thousands, except share and per share amounts)	As Of March 31, 2009	As Of December 31, 2008
Assets

Real estate investments, net	$1,474,024	$1,510,413
Loans held for investment, net	253,573	285,779
Commercial mortgage-backed securities	160,788	161,842
Cash and cash equivalents	24,166	8,439
Assets held for sale	42,261	–
Structuring fees receivable	1,676	1,863
Other assets	78,467	77,189
Total Assets	$2,034,955	$2,045,525

Liabilities and Equity

Mortgages on real estate investments	$953,884	$972,324
Collateralized debt obligations	268,275	268,265
Credit facility	185,478	189,262
Secured term loan	121,367	123,719
Convertible senior notes	61,454	66,239
Other long-term debt	30,930	30,930
Mortgage loan on property held for sale	14,400	–
Total Debt Obligations	1,635,788	1,650,739
Intangible liabilities on real estate investments	48,643	49,277
Accounts payable, accrued expenses and other liabilities	28,339	19,879
Dividends and distributions payable	3,115	711
Total Liabilities	1,715,885	1,720,606
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 47,923,595 and 47,391,790 shares issued and outstanding, respectively	479	474
Additional paid in capital	311,027	317,565
Accumulated other comprehensive (loss)	(27,410)	(28,118)
Total Stockholders' Equity	317,753	323,578
Non-controlling interest in consolidated subsidiaries	1,317	1,341
Total Equity	319,070	324,919
Total Liabilities and Equity	$2,034,955	$2,045,525

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31
(Amounts in thousands, except per share amounts)	2009	2008
Revenues:
Rental revenue	$33,860	$33,878
Interest income from loans and securities	8,144	9,160
Property expense recoveries	3,028	2,760
Other revenue	207	189
Total revenues	45,239	45,987
Expenses:
Interest expense	23,061	24,539
Property expenses	5,388	4,618
Loss on derivatives	–	2,060
Loss on investments	7,250	–
General and administrative expenses	2,518	2,995
General and administrative expenses-stock based compensation	505	434
Depreciation and amortization expense on real property	13,318	13,278
Loan processing expenses	79	57
Total expenses	52,119	47,981
Gain on extinguishment of debt	2,821	–
Loss from continuing operations	(4,059)	(1,994)
Income from discontinued operations	113	139
Net loss before non-controlling interest in consolidated subsidiaries	(3,946)	(1,855)
Loss attributable to non-controlling interest in consolidated subsidiaries	15	14
Net loss	(3,931)	(1,841)
Dividends allocable to preferred shares	(711)	(711)
Net loss allocable to common stockholders	$(4,642)	$(2,552)

Earnings per share:
Net loss per common share, basic and diluted	$(0.10)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	47,433	44,381
Dividends declared per common share	$0.05	$0.20
Dividends declared per preferred share	$0.51	$0.51

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2008	$33,657	$474	$312,187	$(28,118)	$–	$1,341	$319,541
Cumulative effect of adopting FSP 14-1	–	–	5,378	–	–	–	5,378
Balance at December 31, 2008-as adjusted	33,657	474	317,565	(28,118)	–	1,341	324,919
Incentive stock plan compensation expense	–	–	505	–	–	–	505
Incentive stock plan grants issued	–	5	(5)	–	–	–	–
Net loss	–	–	(3,931)	–	–	–	(3,931)
Loss attributable to non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(15)	(15)
Dividends declared-preferred	–	–	(711)	–	–	–	(711)
Dividends declared-common	–	–	(2,396)	–	–	–	(2,396)
Distributions declared-operating partnership units	–	–	–	–	–	(9)	(9)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	151	–	–	151
Increase (decrease) in fair value of securities available for sale	–	–	–	391	–	–	391
Reclassification of derivative items into earnings	–	–	–	166	–	–	166
Balance at March 31, 2009	$33,657	$479	$311,027	$(27,410)	$–	$1,317	$319,070

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(3,931)	$(1,841)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	13,546	13,509
Stock based compensation	505	434
Amortization of above and below market leases	359	355
Loss attributable to non-controlling interest in consolidated subsidiaries	(15)	(14)
Gain on extinguishment of debt	(2,821)	–
Loss on investments	7,250	–
Loss on derivatives	–	2,060
Straight-lining of rents	11,020	15,278
Amortization of discounts/premiums, and origination fees/costs, net	(87)	(78)
Amortization of debt issuance costs and fair market value of debt issued or assumed	866	472
Changes in operating assets and liabilities:
Structuring fees receivable	187	173
Other assets	(8,367)	6,526
Accounts payable, accrued expenses and other liabilities	1,285	(435)
Deposits and escrows	–	(330)
Amounts due to servicer	–	(1)
Net cash provided by operating activities	19,797	36,108
Investing activities
Additions to loans held for investment	(790)	–
Principal received from borrowers	7,247	1,488
Principal amortization on commercial mortgage-backed securities	1,718	1,516
Real estate improvements, additions, rebates and construction in progress	(424)	(180)
Purchases of furniture, fixtures, equipment and leasehold improvements	(4)	(10)
Net cash provided by investing activities	7,747	2,814
Financing activities
Repayments of repurchase agreement obligations	–	(1,757)
Borrowings from mortgages on real estate investments	378	339
Repayments of mortgages on real estate investments	(3,230)	(2,672)
Repayments on credit facility	(3,784)	–
Repayments on secured term loan	(2,352)	(1,471)
Convertible senior notes repurchased	(2,118)	–
Escrows held with mortgage lender	–	600
Funds used in hedging and risk management activities	–	(299)
Distributions to non-controlling interest	–	(53)
Dividends paid on common and preferred stock	(711)	(9,581)
Net cash used in financing activities	(11,817)	(14,894)
Net increase in cash and cash equivalents	15,727	24,028
Cash and cash equivalents at beginning of period	8,439	34,047
Cash and cash equivalents at end of period	$24,166	$58,075

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$20,600	$22,634
Distributions declared but not paid	8	53
Dividends declared but not paid	3,107	9,660

Supplemental disclosure of noncash operating, investing and financing information
Securities transferred to loans held for investment	–	$24,453

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

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

CapLease has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes.  As such, it will generally not be subject to federal income tax on that portion of its taxable income that is distributed to stockholders if it distributes at least 90% of its taxable income to its stockholders by prescribed dates and complies with various other requirements.

CapLease conducts its business through a variety of subsidiaries.  CapLease owns most of its owned properties through its predecessor and operating partnership, Caplease, LP (the “Operating Partnership”).  CapLease is the indirect sole general partner of, and owns approximately 99.6% of the common equity of, the Operating Partnership.

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.  These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 and notes thereto, included in the Company’s Form 10-K filed with the SEC on March 6, 2009.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company.  Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition.  The Company accounts for properties that it intends to dispose of in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144.  Upon determination of impairment, the Company would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  However, these estimates are highly subjective and could differ materially from actual results.  The Company recognized $2,853 of impairment losses on long-lived assets during the quarter ended March 31, 2009, related to an owned property expected to be sold in the second quarter of 2009.  See Note 6.  The Company recognized no impairment losses on long-lived assets during the quarter ended March 31, 2008.

SFAS No. 144 also requires that long-lived assets and related liabilities that meet various criteria be classified as held for sale and presented separately in the Consolidated Balance Sheet.  The operating results of these assets are reflected as discontinued operations in the Consolidated Statement of Operations.  The Company reclassified the owned property it expects to sell in the second quarter of 2009 as held for sale at March 31, 2009.  See Note 6.

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

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, the Company reclassified one loan investment to held for sale at March 31, 2009, as it expects to sell the loan to a third party in April 2009.  See Note 6.  Loans held for sale are carried at the lower of cost or market value.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component under SFAS No. 5, Accounting for Contingencies, and an asset-specific component under SFAS No. 114, Accounting by Creditors for Impairments of a Loan.  The general reserve component covers performing loans and in accordance with SFAS No. 5 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  As of March 31, 2009, the Company has a general loan loss reserve in accordance with SFAS No. 5 of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with SFAS No. 114, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of March 31, 2009, the Company had no asset-specific loan loss reserves.

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

March 31, 2009 (unaudited)

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

In January 2008, the Company reclassified a total of 11 securities that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 9, from “available for sale” to “held to maturity,” as the Company has the positive intent and ability to hold all of those securities until maturity and the terms of the financings significantly restrict or prohibit a sale.  As of the date of transfer, the unrealized loss on the securities reclassified as held to maturity included in Other Comprehensive Income (Loss) was $(9,722).  The Company classifies all of its other securities investments as “available for sale.”

Any premiums or discounts on securities are amortized as a component of interest income using the effective interest method.

The Company estimates fair value on all securities investments quarterly, and unrealized losses that in the judgment of management are “other-than-temporary” are charged against earnings as a loss on the Consolidated Statement of Operations.  In estimating other-than-temporary impairment losses, management considers (1) the financial condition and near-term prospects of the underlying credit, (2) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value and (3) the length of time and the extent to which the fair value has been below cost.  The Company had no losses on securities charged to the Statement of Operations during each of the quarters ended March 31, 2009 and March 31, 2008.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

Interest income from loans, securities, and structuring fees receivable, is recognized on the accrual basis of accounting.  Interest income from securities (including interest-only strips) is recognized over the life of the investment using the effective interest method.  The cost basis of interest-only strips is adjusted to reflect any prepayments from underlying assets, using the initial yield-to-maturity at the purchase date.  The Company has adopted the cost-recovery method, in which all receipts are applied to reduce the Company’s cost basis, on a limited number of its securities investments.

On occasion, the Company may consider a loan to be non-performing and place the loan on non-accrual status. While on non-accrual status, the loan is accounted for on either a cash basis, in which interest income is recognized only upon actual receipt, or on a cost-recovery basis based upon management’s judgment as to the collectibility of the investment.

Income Taxes

CapLease has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes.  As such, it will generally not be subject to federal income tax on that portion of its taxable income that is distributed to stockholders if it distributes at least 90% of its taxable income to its stockholders by prescribed dates and complies with various other requirements.  From time to time, the Company may conduct a portion of its business through a taxable REIT subsidiary (“TRS”), and the income from the activities of the TRS is subject to federal and state taxation at the applicable corporate rates.

Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  For the 2009 and 2008 periods, the Company’s computation of diluted earnings per share does not include 5,882,425 and 6,627,780 weighted average common shares, respectively, that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.

The following summarizes the Company’s EPS computations for the three months ended March 31, 2009 and March 31, 2008 (in thousands, except per share amounts):

	For the three months ended March 31,
	2009	2008
Net loss allocable to common stockholders	$(4,642)	$(2,552)
Weighted average number of common shares outstanding, basic and diluted	47,433	44,381
Loss per share, basic and diluted	$(0.10)	$(0.06)
Non-vested shares included in weighted average number of shares outstanding above	1,255	935

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS No. 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the Company for all transactions entered into on or after January 1, 2009.  The Company’s adoption of SFAS No. 141R on January 1, 2009 did not have a material effect on its consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires non-controlling interests, previously called minority interests, to be presented as a component of equity.  In addition, SFAS 160 requires disclosure on the face of the consolidated statement of earnings of the amounts of consolidated net income or loss attributable to the parent and to the non-controlling interests. SFAS No. 160 is effective for the Company on January 1, 2009.  The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have a material effect on its financial position or results of operations, although it did result in some modifications to the Company’s financial statement disclosures.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009.  The Company’s adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. 14-1”), reflecting new rules that change the accounting for certain convertible debt instruments, including those issued by the Company.  Under these new rules, an issuer of a convertible debt instrument that may be settled entirely or partially in cash upon conversion is required to account for the liability and equity components of the instrument separately. The debt component is recorded at an estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is treated as if it had been issued at a discount and is subsequently accreted to its par value over its expected life, with a rate of interest that reflects the issuer’s nonconvertible debt borrowing rate. The resulting interest expense will likely be higher than the actual cash interest expense payable on the instrument. The new rules are effective for fiscal years and interim periods beginning after December 15, 2008, and are applied retrospectively to all periods presented.  The Company adopted FSP No. 14-1 on January 1, 2009, with the following impact of the Company’s Consolidated Balance Sheet: (i) an increase of “additional paid-in capital” by $5,378, (ii) a decrease of “convertible senior notes” by $5,521 and (iii) a decrease of “other assets” (debt issuance costs, net) by $143.  The adoption of FSP No. 14-1 also resulted in the Company recording additional non-cash interest expense of $284 in the quarter ended March 31, 2008, or approximately $0.01 per share basic and diluted, and $271 in the quarter ended March 31, 2009, or approximately $0.01 per share basic and diluted.  The gain recognized on extinguishment of debt during the quarter ended March 31, 2009, was reduced as a result of the adoption of FSP No. 14-1.  The gain recognized during the quarter was $2,821.  Prior to the implementation of FSP No. 14-1, the gain on repurchase would have been $3,254.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP No. 157-3").  In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”).  FSP No. 157-3 and FSP No. 157-4 clarify the application of SFAS No. 157, which the Company adopted on January 1, 2008, in cases where a market is not active.  The Company has considered the guidance provided by FSP No. 157-3 in its determination of estimated fair values at March 31, 2009, and the impact was not material.  FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company will adopt FSP No. 157-4 for the quarter ended June 30, 2009, although its impact is not expected to be material.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

In January 2009, the FASB issued Staff Position No. EITF 99-20-1, Amendment to the Impairment Guidance of EITF Issue No. 99-20 (“EITF No. 99-20-1”).  EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets (“EITF No. 99-20”), provides incremental guidance for securitized financial assets like those included in the Company’s commercial mortgage-backed securities portfolio.  EITF No. 99-20-1 amends the impairment guidance of EITF No. 99-20 to be consistent with SFAS No. 115, and thus requires that impairment be recognized when it is probable that there has been an adverse change in estimated cash flows from the cash flows previously projected.  EITF 99-20-1 is effective for the Company for the year ended December 31, 2008.  The Company has considered the guidance provided by EITF 99-20-1 in its determination of impairment as of March 31, 2009, and the impact was not material.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP is effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that this FSP will have on its consolidated financial statements.

In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that this FSP will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at March 31, 2009 and December 31, 2008:

	Mar 31, 2009	Dec 31, 2008
	Unaudited
Real estate investments, at cost:
Land	$190,571	$192,321
Building and improvements	1,259,965	1,278,025
Intangible assets under SFAS 141	181,833	186,568
Less: Accumulated depreciation and amortization	(158,345)	(146,501)
Real estate investments, net	$1,474,024	$1,510,413
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$56,000	$56,000
Less: Accumulated amortization	(7,357)	(6,723)
Intangible liabilities on real estate investments, net	$48,643	$49,277

The Company did not complete any new real estate acquisitions during the three months ended March 31, 2009, and the three months ended March 31, 2008.

The impact on rental revenue of the straight-line rent adjustment under SFAS No. 13 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income.  Amounts for accrued rental income and deferred rental income as of March 31, 2009 and December 31, 2008, were as follows:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

	Mar 31, 2009	Dec 31, 2008
	Unaudited
Accrued Rental Income	$29,735	$35,883
Deferred Rental Income	8,245	1,072

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three months ended March 31, 2009 and March 31, 2008, were as follows:

	For the three months ended March 31,
	2009	2008
Depreciation on real estate (included in depreciation and amortization expense)	$8,215	$8,199
Amortization of in-place leases (included in depreciation and amortization expense)	5,103	5,079
Amortization of above-market leases (included as a reduction of rental revenue)	962	957
Amortization of below-market leases (included as a component of rental revenue)	634	634

As of March 31, 2009, the Company’s weighted average amortization period on intangible assets was 8.1 years, and the weighted average amortization period on intangible liabilities was 26.1 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of March 31, 2009 was as follows:

	Intangible Assets	Intangible Liabilities
9 Months Ending December 31, 2009	$16,375	$1,901
2010	19,893	2,535
2011	19,181	2,535
2012	14,763	2,535
2013	9,091	2,400
Thereafter	40,128	36,737
	$119,431	$48,643

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

4.	Loans Held for Investment

Loans held for investment at March 31, 2009 and December 31, 2008, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to high credit quality tenants.  As of March 31, 2009, the weighted average credit rating of the underlying tenants was BBB from Standard & Poor’s.  Except as described below, as of March 31, 2009, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

	Mar 31, 2009	Dec 31, 2008
	Unaudited
Principal	$255,697	$283,912
(Discount) Premium	(1,138)	3,151
Cost basis	254,559	287,063
Allowance for loan losses	(500)	(500)
Carrying amount of loans	254,059	286,563
Deferred origination fees, net	(486)	(784)
Total	$253,573	$285,779

As of March 31, 2009, the Company has a general loan loss reserve in accordance with SFAS No. 5 of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.

At each of March 31, 2009 and December 31, 2008, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%.  At March 31, 2009 and December 31, 2008, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.84% and 6.80%, respectively.

From time to time, the Company makes mezzanine loan and other investments.  These investments are typically shorter-term in nature and are often subordinate to other financing.  As of March 31, 2009, these investments aggregated $2,094, and are included in the table above.

As of March 31, 2009, the Company classified two loan investments each of which experienced a payment default during 2008 as impaired in accordance with SFAS No. 114.  One of those loan investments was amended during 2009 at which time the borrower made a net principal repayment of $4,272, the loan maturity was extended until October 2009 and certain other loan modifications were made.  The Company performed an impairment analysis for each of these loans as of March 31, 2009, and concluded that no asset specific loan loss reserve was warranted.

The following tables summarize certain financial information with respect to the Company’s impaired loans:

			Average carrying amount
	Carrying Amount		For the three months ended March 31,
Borrower	3/31/2009	12/31/2008	2009	2008
Eden Hylan Seaview LLC	$650	$650	$650	$650
West End Mortgage Finance Fund I L.P.	1,444	6,154	4,604	6,654

	Interest Income Recognized
	For the three months ended March 31,2009
Borrower	Accrual	Cash
Eden Hylan Seaview LLC	$–	$–
West End Mortgage Finance Fund I L.P.	115	115

The above table includes interest income only for the period the loan was classified as impaired.  The loans were not classified as impaired during the 2008 period.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

5.	Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at March 31, 2009:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	11	$149,363	$135,087	$144,152	$83,521	$38	$(60,669)
Available For Sale	9	51,486	25,701	38,707	25,702	1	(13,006)
Total	20	$200,849	$160,788	$182,859	$109,223	$39	$(73,675)

A detailed schedule of the Company’s securities investments at March 31, 2009 follows:

		Mar 31, 2009
		Unaudited
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	5,512
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	518
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	793
Yahoo, Inc. (rated BBB-) Face Amount	Available For Sale	14,796
BACM 2006-4, Class H (rated BBB+) Face Amount	Held To Maturity	8,000
CALFS 1997-CTL1, Class D (rated B-) Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	9,526
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	11,081
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Held To Maturity	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	18,470
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB-) Face Amount	Held To Maturity	8,236
Lucent 6.70% due 9/1/2020 (rated B+) Face Amount	Held To Maturity	35,754
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	16,769
Unearned Discount		(17,989)
Cost Basis		182,859
Net unrealized gain (loss) on securities		(22,071)
Total		$160,788

All credit ratings in the above table are as of March 31, 2009.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

Unrealized gains and losses on securities at March 31, 2009 and December 31, 2008, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Mar 31, 2009	Dec 31, 2008
	Unaudited
Unrealized gains on securities previously available for sale	$890	$900
Unrealized losses on securities previously available for sale	(9,956)	(10,117)
Unrealized gains on securities available for sale	1	1
Unrealized losses on securities available for sale	(13,006)	(13,397)

The following table summarizes the Company’s securities in an unrealized loss position as of March 31, 2009.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities

In unrealized loss position less than 12 months	$18,379	$4,441	2
In unrealized loss position 12 or more months	81,432	69,233	13

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis.  Credit ratings on the 13 securities in a continuous unrealized loss position for more than 12 months range from  AAA to  D with a weighted average of  BBB- and those securities have a weighted average maturity of approximately 10.0 years.  The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses relate to market interest rate changes, and the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for a full recovery in fair value.  In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At March 31, 2009 and December 31, 2008, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.5%, respectively.

The Company had no sales of securities during each of the three months ended March 31, 2009 and March 31, 2008.

 Structuring fees receivable of $1,676 and $1,863 at March 31, 2009 and December 31, 2008, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

6.	Assets Held for Sale and Impairment Charges

During February 2009, the Company entered into a purchase and sale agreement to sell the OSHA technological laboratory facility in Sandy, Utah leased to the United States Government.  The Company agreed to sell the property to a third party for a purchase price of approximately $21,020.  The closing of the sale is expected to occur in April 2009.

In connection with its agreement to sell the above property, the Company reclassified the property and the related mortgage financing (the “disposal group” as defined under SFAS No. 144) as “held for sale” on the Consolidated Balance Sheet at March 31, 2009, and recognized an impairment loss of $2,853, representing the write down of the disposal group to its fair value less the estimated costs to sell.  The impairment loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

During the quarter ended March 31, 2009, the Company also agreed to sell a majority participation interest in a long-term mortgage loan on a property in Framingham, Massachusetts backed by a Lowe’s Companies Inc. lease to a third party.  The closing of the sale is expected to occur in April 2009.  In accordance with SFAS No. 65, the Company reclassified the loan as “held for sale” on the Consolidated Balance Sheet at March 31, 2009, and reported the loan at the lower of cost or market value, resulting in an impairment loss of $4,397 on this loan in the quarter ended March 31, 2009.  The impairment loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations.

In the case of each of the above transactions, the Company used the agreed upon purchase price as its estimate of fair value.

7.	Fair Value

The Company adopted Statement No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  Under existing accounting pronouncements, the Company measures its securities available for sale and any derivative assets and liabilities at fair value.  At March 31, 2009, the Company also measured two assets it expects to sell in the second quarter of 2009 at fair value.  See Note 6.

SFAS No. 157 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability.  Classification is based on the lowest level of inputs that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.  As of March 31, 2009, the Company has classified none of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.  As of March 31, 2009, the Company has classified one of its securities available for sale as Level 2.  For that security which is backed by a single corporate tenant, the Company has determined fair value based on a broker quotation for a similar security.

•
Level 3 – Instruments that have little to no pricing observability as of the reported date.  These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity.  As of March 31, 2009, the Company has classified all but one of its securities available for sale as Level 3, due to the lack of current market activity.  The Company believes that it may be appropriate to transfer the securities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.  The fair values of the securities are determined in most cases primarily by reference to index pricing.  With respect to one security, management has estimated fair value based on credit characteristics and term of the security, market yields on securities with similar credit ratings, and collateral values.  Management has obtained broker quotes, but believes that in most cases the broker quotes reflect expected pricing for distressed trades in inactive and dislocated markets, rather than actual prices in orderly transactions.  Management has ultimately determined the fair values recorded in the financial statements based on a variety of factors.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

The table below presents the fair value of the Company’s securities available for sale as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.  As of March 31, 2009, the Company had no derivative assets or liabilities.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31,2009
Assets
Securities available for sale	$–	$13,227	$12,475	$25,702

The following table summarizes the change in the fair value for Level 3 items for the three months ended March 31, 2009:

Three months ended March 31, 2009
(unaudited)
Securities available for sale
Beginning balance	$13,483
Gains (losses) included in net income (loss)	-
Gains (losses) included in other comprehensive income	(777)
Amortization included in interest income	(58)
Settlements or repayments	(173)
Transfers in (out) of Level 3	-
Ending balance	$12,475

8.	Other Assets

Other assets as of March 31, 2009 and December 31, 2008, consisted of the following:

	Mar 31, 2009	Dec 31, 2008
	Unaudited
Receivables and accrued interest	$9,007	$10,024
Prepaid expenses and deposits	1,595	1,198
Reserve accounts	19,030	12,889
Escrow held with mortgage lender	212	212
Funds with CDO trustee pending distribution or reinvestment	6,591	3,947
Restricted cash	240	44
Amounts held by servicer	361	356
Accrued rental income	29,735	35,883
Debt issuance costs, net	9,536	10,404
Investment in statutory trust	930	930
Other	1,230	1,302
Total	$78,467	$77,189

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

9.	Debt Obligations

Credit Agreement

During April 2008, the Company (through its wholly-owned subsidiary Caplease Debt Funding, LP) entered into a credit agreement with Wachovia Bank, N.A.  Pursuant to the credit agreement, Wachovia Bank agreed to make an aggregate of $250,000 of term and revolving credit loans available to the Company.  The Company drew a $210,392 term loan upon closing of the credit agreement and may make draws of revolving credit loans from time to time during the agreement term to finance commercial real estate assets that are approved by Wachovia Bank in its discretion.

On December 31, 2008, Wells Fargo & Company acquired Wachovia Bank, N.A., through a merger of Wachovia Bank’s parent company, Wachovia Corporation, with and into Wells Fargo & Company.

The credit agreement is for a term of two years with a one-year extension option at the Company’s option provided it meets certain conditions (including reducing the Company’s borrowings to $135,000 by the scheduled maturity date in April 2010).  The Company can prepay its borrowings under the facility in whole or in part at any time (subject to a $1,000 minimum) without any penalty or premium.  The Company is required to use a portion of its future debt or equity issuances to prepay borrowings under the facility.  The Company is required to pay interest on its borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.  As of March 31, 2009, the Company’s weighted average effective financing rate on the credit agreement was 3.40%.

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

Amounts related to the Company’s credit agreement as of March 31, 2009 and December 31, 2008, were as follows:

	At March 31, 2009		At December 31, 2008
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
	(unaudited)	(unaudited)
Credit Agreement
Loans held for investment	$55,225	$77,749	$55,434	$78,071
Intercompany mortgage loans and investments in CapLease CDO	117,524	143,852	119,119	145,816
Commercial mortgage-backed securities	12,729	19,472	14,709	19,390
Owned property	–	42,857	–	44,398
Total	$185,478	$283,930	$189,262	$287,675

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

The following interest rates apply with respect to the Company’s credit agreement and repurchase agreement borrowings for the three months ended March 31, 2009 and March 31, 2008:

	For the three months ended March 31,
	2009	2008
	unaudited	unaudited

Weighted average effecting financing rate	3.86%	4.51%
30-Day LIBOR rate	0.45%	3.51%

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt.  The Company’s mortgage notes payable are summarized in the following table:

	Mar 31, 2009		Dec 31, 2008			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
Abbott Laboratories, Waukegan, IL	$15,068	$15,068	$15,120	$15,120	5.11%	5.16%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
Allstate Insurance Company, Charlotte, NC	20,163	20,163	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,467	21,467	21,516	21,516	5.68%	5.76%	Jan 2016
AmeriCredit Corp., Arlington, TX	28,029	27,717	28,148	27,828	5.28%	5.51%	Sep 2017
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Aon Corporation, Glenview, IL	63,285	63,285	63,613	63,613	5.23%	5.75%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.55%	May 2017
Cadbury Schweppes Plc, Whippany, NJ	34,335	34,335	34,491	34,491	5.26%	5.34%	Mar 2015
Capital One Financial Corporation, Plano, TX	20,542	20,542	20,630	20,630	5.24%	5.29%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	29,833	29,833	30,080	30,080	5.30%	5.34%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.75%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.85%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
ITT Industries, Inc., Herndon, VA	41,212	41,212	41,301	41,301	5.33%	5.40%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	14,390	14,390	14,441	14,441	6.05%	6.11%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.65%	Aug 2012
Omnicom Group, Inc., Irving, TX	13,290	13,290	13,361	13,361	5.24%	5.30%	May 2013
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
The Travelers Corporation, Hartford, CT	13,923	14,658	15,074	15,950	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	14,303	15,451	13,925	15,159	10.76%	7.67%	Oct 2011
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	70,653	70,653	70,805	70,805	5.57%	5.59%	Mar 2016
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
United States Government (EPA), Kansas City, KS	20,246	23,272	20,245	23,328	7.57%	5.74%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	61,969	61,969	62,322	62,322	5.32%	5.56%	Sep 2015
United States Government (OSHA), Sandy, UT	–	–	14,470	15,361	6.28%	5.52%	Jan 2024
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (VA), Ponce, PR	5,731	5,931	5,867	6,078	7.30%	6.41%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,598	1,689	1,636	1,733	7.65%	6.04%	Oct 2016
Walgreen Co., Portsmouth, VA	2,902	3,059	2,937	3,098	7.20%	6.18%	Jul 2018
Total	$948,839	$953,884	$966,091	$972,324

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

The mortgage notes are secured by the respective properties and an assignment of the relevant leases on the properties.  See Note 3 regarding the separate and distinct nature of the Company’s SPEs.  The Company’s book value before accumulated depreciation and amortization on owned property investments encumbered with mortgage debt aggregated $1,430,981 at March 31, 2009, and $1,455,527 at December 31, 2008.

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO.  The CDO is an entirely fixed rate on-balance sheet financing.  The Company aggregated approximately $300,000 of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle.  The assets serve as collateral for the Company’s obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters.  The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  Through October 2009, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral.  The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure.  The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.68%.  The CDO debt is non-recourse to the Company but is secured by the collateral assets.  The following table summarizes the assets posted as CDO collateral as of March 31, 2009.

Carry Value
Loans held for investment	$157,170
Intercompany mortgage loans on CapLease properties	46,136
Commercial mortgage-backed securities	82,146
Total	$285,452

Secured Term Loan

During December 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V.  Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  The Company’s effective financing rate on the loan is 6.02% annually (inclusive of hedge and closing costs).  The loan is non-recourse to the Company, subject to limited non-recourse exceptions.  The following table summarizes the assets pledged as collateral for the Company’s obligations under the loan as of March 31, 2009.

Carry Value
Loans held for investment	$43,541
Intercompany mortgage loans on CapLease properties	50,572
Commercial mortgage-backed securities	57,791
Total	$151,904

Convertible Senior Notes

During October 2007, CapLease issued $75,000 principal amount of 7.50% convertible senior notes due 2027.  The notes represent general unsecured obligations of CapLease and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated.  The notes are jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis by four of CapLease’s subsidiaries, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp. and Caplease Credit LLC.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

The Company adopted FSP No. 14-1, reflecting new rules that retrospectively change the accounting for the convertible senior notes, as of January 1, 2009.  The adoption of FSP No. 14-1 affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue.  See Note 2.

During December 2008, the Company agreed to repurchase $8,740 of the convertible senior notes at a price of $3,269, plus accrued interest on the notes, or a 62.6% discount from the face amount of the notes.  The repurchase of a total of $3,240 of notes was closed in December at a price of $1,179.  Inclusive of the impact of FSP No. 14-1, the Company recorded a gain on extinguishment of debt of $1,713 in the year ended December 31, 2008.  The repurchase of the remaining $5,500 was closed in January at a price of $2,090.  The Company recorded a gain on extinguishment of debt in the quarter ended March 31, 2009 of $2,821, also inclusive of the impact of FSP No. 14-1.

The notes bear interest at an annual fixed rate of 7.50% and will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.  The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.26%.  The Company’s effective interest rate on the liability component of the instrument as measured under FSP No. 14-1 was 11.07% at March 31, 2009.

Holders may require CapLease to repurchase their notes, in whole or in part, on October 1, 2012, October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.

Trust Preferred Securities

In December 2005, the Operating Partnership issued $30,000 in aggregate principal amount of fixed/floating rate preferred securities through its wholly-owned subsidiary, Caplease Statutory Trust I.  The trust preferred securities represent an unsecured subordinated recourse debt obligation of the Company and require quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum.  The securities must be redeemed on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, beginning on January 30, 2011.  The Company’s effective financing rate on the trust preferred securities, inclusive of deferred issuance costs, is approximately 8.30% per annum.

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of March 31, 2009, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
9 Months Ending December 31, 2009	$28,976	$–	$28,976
2010	54,781	169,864	224,645
2011	41,050	18,861	59,911
2012	41,094	183,260	224,354
2013	40,611	54,984	95,595
Thereafter	114,133	873,774	987,908
	$320,645	$1,300,743	$1,621,389

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

10.	Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of March 31, 2009 and December 31, 2008 consisted of the following:

	Mar 31, 2009	Dec 31, 2008
	Unaudited
Accounts payable and other liabilities	$1,757	$1,458
Accrued interest	9,911	8,571
Accrued expenses	3,396	4,862
Deferred rental income	8,245	1,072
Unearned rental income	5,030	3,916
Total	$28,339	$19,879

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt.  As of March 31, 2009, the Company had no open interest rate swap positions.

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

The Company had net expense from derivatives of $2,060 for the three months ended March 31, 2008, related to hedge ineffectiveness on the interest rate swap position that was closed in November 2008.  This loss is included in “Loss on derivatives” on the Company’s Consolidated Statements of Operations.

As of March 31, 2009, the Company had $5,339 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss).  Within the next twelve months, the Company estimates that $664 of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At March 31, 2009, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

13.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of March 31, 2009, CapLease had issued and outstanding 47,923,595 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During March 2009, CapLease issued 531,805 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  During March 2008, CapLease issued 393,950 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of March 31, 2009, the Company had awarded 2,323,000 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2007	12/31/2007	1/15/2008	$0.20	$8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949
6/30/2008	6/30/2008	7/15/2008	0.20	8,973
9/30/2008	9/30/2008	10/15/2008	0.20	9,475
3/31/2009	3/31/2009	4/15/2009	0.05	2,396

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2007	12/31/2007	1/15/2008	$0.5078125	$711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711
6/30/2008	6/30/2008	7/15/2008	0.5078125	711
9/30/2008	9/30/2008	10/15/2008	0.5078125	711
12/31/2008	12/31/2008	1/15/2009	0.5078125	711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711

14.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  2,323,000 shares of common stock are authorized for issuance under the stock plan.  As of March 31, 2009, the Company had awarded 2,323,000 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

A summary of the Company’s activity under the stock plan from January 1, 2008 through the three months ended March 31, 2009, is presented below:

	Number of Shares
Stock Awards at January 1, 2008	1,397,245
Granted During the Year Ended December 31, 2008	393,950	(1)
Stock Awards at January 1, 2009	1,791,195
Granted During the Period Ended March 31, 2009	531,805	(2)
Stock Awards at March 31, 2009	2,323,000

(1)
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

(2)
Shares are scheduled to vest between March 2010 and March 2014, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date.  Vesting of an aggregate of 202,654 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

A summary of the status of unvested shares from January 1, 2008 through the three months ended March 31, 2009, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2008	692,582	446,731	$10.99
Current period awards	393,950	236,570	8.43
Prior period awards	N/A	79,799	8.43
Vested	(156,300)	(156,300)	11.00
Nonvested at January 1, 2009	930,232	606,800	9.66
Current period awards	531,805	369,681	1.88
Prior period awards	N/A	119,140	1.88
Vested	(206,842)	(206,842)	7.07
Nonvested at March 31, 2009	1,255,195	888,779	4.74

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

As the immediately preceding table indicates, not all Company share awards have been valued for purposes of SFAS 123R, as the Company’s stock awards include shares awarded with vesting dependent upon satisfaction of performance criteria and with the performance criteria on a portion of the shares to be determined in the future.  “Prior period awards” represent share awards made in a prior period which have been valued for purposes of SFAS 123R in the current period when the CapLease Compensation Committee determined the performance criteria.

As of March 31, 2009, $4,168 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014).  As of March 31, 2009, the grant date fair value for awards of 23,558 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 162,124 shares made in 2009, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

The Company’s Board of Directors has approved amendments to the stock incentive plan which would, among other things, increase by 2,800,000 shares, to 5,123,000 shares, the number of shares authorized for issuance under the plan.  The proposed amendments to the stock incentive plan will be presented to the Company’s common stockholders for approval at the Company’s annual meeting of stockholders to be held on June 16, 2009.  In the event the amendments to the plan are approved by the stockholders and certain other customary conditions are satisfied, the Compensation Committee will make awards of a total of 575,795 restricted shares of common stock scheduled to vest over five years pursuant to the plan to the Company’s executive officers and other employees.

15.	Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners.  For the Company’s purposes, comprehensive income (loss) represents net income (loss), as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale, unrealized gains or losses on derivatives designated as cash flow hedges, and realized gains and losses on derivatives designated as cash flow hedges (net of amortization of those realized gains and losses reclassified into interest expense).  The Company’s comprehensive income (loss) for the three months ended March 31, 2009 and March 31, 2008 is summarized below:

	For the three months ended March 31,
	2009	2008

Net loss	$(3,931)	$(1,841)
Increase (decrease) in fair value on securities available for sale	391	(4,036)
Amortization of unrealized loss on securities previously classified as available for sale	151	141
Decrease in fair value of derivatives	0	(5,249)
Reclassification of derivative items into earnings	166	2,215
Realized loss on derivatives	0	(299)
Comprehensive loss	$(3,223)	$(9,069)

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

	Mar 31, 2009	Dec 31, 2008

Net unrealized losses on securities available for sale	$(13,005)	$(13,396)
Net unrealized losses on securities previously classified as available for sale	(9,066)	(9,217)
Net realized losses on derivatives	(5,339)	(5,505)
Accumulated other comprehensive loss	$(27,410)	$(28,118)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

16.	Non-Controlling Interests

The Company adopted SFAS No. 160 as of January 1, 2009.  See Note 2.  Under SFAS No. 160, the portion of the equity that the Company does not own in the Operating Partnership is now referred to as a non-controlling interest, rather than a minority interest.

During June 2006, the Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party.  All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the third party.  During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption.  The units of limited partnership do not have a liquidation preference.  During September 2008, the non-controlling interest holder redeemed 107,131 units for the same number of shares of CapLease common stock.  As of March 31, 2009, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

Cash distributions by the Operating Partnership are paid in the following priority: first, to the non-controlling interest holder until such holder receives the amount it would have received if the holder’s units of limited partnership interest were converted to an equal number of shares of CapLease common stock, and then, to CapLease.  Since July 2006, at the same time CapLease has paid a cash dividend to its common stockholders, the non-controlling interest holder has been paid a cash dividend of the same amount per limited partnership unit.

17.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2009 to 2026.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2009 and exclusive of scheduled rents on the property classified as held for sale, are as follows:

9 Months Ending December 31, 2009	$83,141
2010	112,882
2011	112,672
2012	114,588
2013	90,435
Thereafter	510,731
$1,024,449

18.	Segment Reporting

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2009 (unaudited)

Selected results of operations by segment for the three months ended March 31, 2009 and March 31, 2008, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2009	Mar 31, 2008	Mar 31, 2009	Mar 31, 2008	Mar 31, 2009	Mar 31, 2008
Total revenues	$90	$383	$37,026	$36,829	$8,123	$8,776
Total expenses	5,358	5,827	37,220	34,463	9,541	7,691
Gain on extinguishment of debt	2,821	–	–	–	–	–
Income (loss) from continuing operations	(2,447)	(5,445)	(194)	2,366	(1,418)	1,085
Total assets	44,648	85,259	1,550,858	1,600,269	439,449	465,449

19.	Subsequent Events

During April 2009, the Company repurchased $11,316 of its $75,000 7.50% convertible senior notes for approximately $5,885 in cash, plus accrued interest on the notes, or a discount of 48% from the face amount of the notes.  The Company expects to recognize a gain on extinguishment associated with the notes repurchased of approximately $4,300 in the second quarter of 2009.

During April 2009, the Company closed on the sale of the OSHA technological laboratory facility and the participation interest in the long-term mortgage loan on the Lowe’s Companies Inc. Framingham, Massachusetts property.  See Note 6.  The sales generated net consideration to the Company of $42,232 (inclusive of $14,400 of debt assumed by the buyer), $24,841 of which were utilized to repay indebtedness on the credit agreement with Wachovia Bank.

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

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Our overall portfolio leverage as of March 31, 2009 was approximately 77.8%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and have begun and expect to continue to do so in 2009.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through March 31, 2009, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  For assets not yet financed with long-term fixed rate debt, we typically employ a hedging strategy to manage our exposure to changes in interest rates prior to the time we obtain long-term fixed rate financing.  We enter into hedging transactions at the discretion of our management team, and we may determine that it is not in our company’s best interests to hedge the interest rate risks with respect to certain expected long-term financings.  We entered into such a period in the fourth quarter of 2008 when we removed our only open interest rate hedge.

We rely primarily on equity and debt capital to fund our portfolio growth.  Through March 31, 2009, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% convertible senior note offering in October 2007 (net proceeds of $72.8 million).

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

•
causing a delay in the long-term fixed rate financing of the mortgage assets financed under our credit agreement with Wachovia Bank.  We expect credit market conditions to continue to impact our ability to obtain long-term financing and, therefore, we cannot provide any assurance as to the timing or our ability to do so.  Further, to the extent we continue to finance a portion of our portfolio through the credit agreement with Wachovia Bank, that agreement is recourse to all of our other assets, we will continue to be subject to potential margin calls from the lender (primarily for credit events related to the assets financed) and we will be subject to interest rate risk as the borrowings are priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate.

•
causing us to close our open hedge position during November 2008, for a total loss of $18.1 million, as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.

•	causing us to sell selected assets to reduce debt and generate liquidity.

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

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2009.

Investment and Financing Activities

During each of the three months ended March 31, 2009, and March 31, 2008, we did not make any new portfolio investments.  We also did not complete any new asset financings during these periods.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended March 31, 2009 and March 31, 2008, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2009	Mar 31, 2008	Mar 31, 2009	Mar 31, 2008	Mar 31, 2009	Mar 31, 2008
Total revenues	$90	$383	$37,026	$36,829	$8,123	$8,776
Total expenses	5,358	5,827	37,220	34,463	9,541	7,691
Gain on extinguishment of debt	2,821	–	–	–	–	–
Income (loss) from continuing operations	(2,447)	(5,445)	(194)	2,366	(1,418)	1,085
Total assets	44,648	85,259	1,550,858	1,600,269	439,449	465,449

Comparison of the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008

The following discussion compares our operating results for the quarter ended March 31, 2009 to the comparable period in 2008.

Revenue.

Total revenue decreased $0.7 million, or 2%, to $45.2 million.  The decrease was primarily attributable to a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, were largely unchanged from the prior year period, as we have not added any new owned property investments since the second quarter of 2007.

Interest income decreased $1.0 million, or 11%, to $8.1 million, primarily as a result of lower loan balances, lower cash balances and interest rates and an unexpected payment we received on an interest only bond during the 2008 period.

Expenses.

Total expenses increased $4.1 million, or 9%, to $52.1 million.  The increase in expenses was primarily attributable to investment losses in the 2009 period offset in part by losses from hedge ineffectiveness in the 2008 period and lower interest expense.

Interest expense decreased $1.5 million, or 6%, to $23.1 million, from $24.5 million.  The decrease in the 2009 period resulted primarily from $1.1 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2009 period) and $0.3 million of lower interest expense on property mortgages.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $187 million at 3.86% during the 2009 period (average 30-day LIBOR of 0.45%), compared with approximately $232 million at 4.51% during the 2008 period (average 30-day LIBOR of 3.51%).

Property expenses increased $0.8 million, or 17%, to $5.4 million, reflecting increased expenses including costs paid to one of our tenants and real estate taxes.  The net amount of property expenses we incurred (net of expense recoveries) increased $0.5 million from the 2008 period.

We had loss on derivatives of $2.1 million in the 2008 period, compared with no hedge activity in the 2009 period.  During the 2008 period, delays in our anticipated long-term financing caused a portion of our hedge activity to be reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

We had losses on investments on $7.3 million in the 2009 period, including a $2.9 million loss on a property we sold in the second quarter and a $4.4 million loss on a majority participation interest in a loan we sold in the second quarter.  There were no losses on investments in the 2008 period.  The 2009 losses are discussed at Note 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense decreased $0.5 million, or 16%, to $2.5 million, primarily reflecting higher legal expenses in the 2008 period related to our legal actions involving the real property we own in Johnston, Rhode Island.

General and administrative expense-stock based compensation increased $0.1 million, or 17%, to $0.5 million.  The increase was primarily a result of an additional year of stock awards impacting the 2009 expense.  As of March 31, 2009, $4.2 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014).  As of March 31, 2009, the grant date fair value for awards of 23,558 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 162,124 shares made in 2009, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

Depreciation and amortization expense on real property was basically unchanged from the 2008 period, as we have not added any new owned property investments since the second quarter of 2007.

Gain on extinguishment of debt.

We had $2.8 million non-cash gain on extinguishment of debt in the 2009 period, relating to the repurchase of $5.5 million of our convertible senior notes.

Net loss.

Net loss increased $2.1 million, to $(3.9) million, from $(1.8) million, primarily as a result of the loss on investments in the 2009 period, offset in part by gain on extinguishment of debt in the 2009 period and the loss on derivatives in the 2008 period.  Net loss allocable to common stockholders was $(4.6) million in the first quarter of 2009, reflecting dividends to preferred stockholders of $0.7 million.

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

The following table reconciles our net loss allocable to common stockholders to FFO for the three months ended March 31, 2009 and March 31, 2008.

	For the Three Months Ended March 31
(Amounts in thousands, except per share amounts)	2009	2008
Net loss allocable to common stockholders	$(4,642)	$(2,552)
Add (deduct):
Loss attributable to non-controlling interest in consolidated subsidiaries	(15)	(14)
Depreciation and amortization expense on real property	13,318	13,278
Depreciation and amortization expense on discontinued operations	149	149
Funds from operations	$8,810	$10,861

Weighted average number of common shares outstanding, basic and diluted	47,433	44,381
Weighted average number of OP units outstanding	156	263
Weighted average number of common shares and OP units outstanding, diluted	47,589	44,644

Net loss per common share, basic and diluted	$(0.10)	$(0.06)
Funds from operations per share	$0.19	$0.24

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.”  Our overall portfolio leverage as of March 31, 2009 was approximately 77.8%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and have begun and expect to continue to do so in 2009.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through March 31, 2009, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  As of March 31, 2009, we have financed on a long-term fixed rate basis an aggregate of approximately $1.80 billion of assets in portfolio with third party mortgage debt of $953.9 million and term financings of $389.6 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.05 per share of common stock in the quarter ended March 31, 2009.  We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in the quarter ended March 31, 2009.

Short-Term Liquidity and Financing.

We expect that our short-term liquidity requirements will be met generally through our available cash and cash equivalents, cash provided by operations, and, to the extent we make new investments, through revolving loan borrowings under our credit agreement with Wachovia Bank discussed below.  We expect that our short-term liquidity requirements will also be met through a portion of the proceeds from any issuances of debt and/or equity capital.  Our ability to issue debt or equity capital is currently being adversely impacted by the factors discussed under “Business Environment” above.  As of March 31, 2009, we had $24.2 million in available cash and cash equivalents.  As of May 8, 2009, we had $18.5 million in available cash and cash equivalents.

During April 2008, we entered into a credit agreement with Wachovia Bank.  Pursuant to the agreement, Wachovia Bank agreed to make an aggregate of $250 million of term and revolving credit loans available to us.  We drew a $210.4 million term loan upon closing of the credit agreement and may make draws of revolving credit loans from time to time during the agreement term to finance commercial real estate assets that are approved by the Wachovia Bank in its discretion.

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

We had $185.5 million outstanding as of March 31, 2009 under our Wachovia credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $77.7 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $143.9 million, CMBS investments with a carry value of $19.5 million and a single owned property with a carry value of $42.9 million.

Long-Term Liquidity and Financing.

We expect that our long-term liquidity requirements will be met generally through cash provided by operations, long-term fixed-rate financings on our asset investments and issuances of debt and equity capital.  Our ability to obtain long-term financings and to issue debt or equity capital is currently being adversely impacted by the factors discussed under “Business Environment” above.  We have begun and may continue to selectively sell assets to help us to meet our long-term liquidity needs.  For example, during April 2009, we sold two assets for net consideration of $42.2 million (inclusive of $14.4 million of debt assumed by the buyer), and utilized $24.8 million of the proceeds to repay indebtedness to Wachovia Bank under the credit agreement.

Our primary long-term liquidity requirement is repayment of our debt obligations.  We estimate that we will need to generate $5 to $15 million of liquidity to extend our credit agreement with Wachovia until April 2011, and we expect to be able to do so through cash from operations and/or asset sales.  If we are unable to extend the credit agreement, our financial condition and operating results could be materially adversely affected.

Through March 31, 2009, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).  Through April 2009, we have repurchased $20.1 million of the convertible senior notes at price of $9.2 million, or a 54.4% discount from the face amount of the notes.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan.  The plan provides us with an additional source of equity capital.  The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion).  Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion.  During the three months ended March 31, 2008, we did not issue any new shares of common stock through the plan.  As of March 31, 2009, we have reserved an aggregate of 2,665,504 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy.  Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.  As of March 31, 2009, we have an effective shelf registration statement under which we can offer an aggregate of $490 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

Long-Term Mortgage Financings.

During the quarter ended March 31, 2009, we did not obtain any new mortgage financings.

Our mortgage financings are fixed rate financings.  The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly.  The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property.  The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity.  Our ability to fund a balloon payment will be dependent upon our ability to refinance the debt and/or sell the related property.  Market conditions will impact our ability to refinance debt and sell assets.  See “Business Environment” above and “Item 1A—Risk Factors” in our most recent Annual Report on Form 10-K.

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

We entered into a $250 million two year credit agreement with an option for an additional year with Wachovia Bank in April 2008.  The agreement is a floating rate LIBOR based facility.  At closing, we refinanced the assets previously financed on our short-term repurchase agreement into this facility.  We intend to continue to pursue a variety of strategies for the assets financed on the facility, including obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered.  We expect credit market conditions to impact our ability to achieve these objectives and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $19.8 million of cash during the three months ended March 31, 2009, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $26.7 million and increases in other assets of $8.4 million.  The increase in other assets includes $4.2 million of debt service reserves that the mortgage lender on our Nestlé properties began requiring us to post in April 2008 because the tenant pays rent semi-annually and debt service is payable monthly.  Operating activities provided $36.1 million of cash during the quarter ended March 31, 2008, primarily driven by net (loss) as adjusted by various non-cash gains, income and charges of $29.6 million and decreases in other assets of $6.5 million.  The decrease in other assets includes the use of $4.3 million of restricted cash to purchase an asset through the reinvestment feature of our CDO.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13.  As of March 31, 2009, this has resulted in the Company accruing $21.5 million, net, of rental income in excess of actual rents due under the various leases.  During the three months ended March 31, 2009, actual rents due under the leases exceeded rents on a straight-line basis by $11.0 million.  We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $7.7 million of cash during the three months ended March 31, 2009, which primarily resulted from net principal received on loans of $6.5 million and securities of $1.7 million.  Investing activities provided $2.8 million of cash during the quarter ended March 31, 2008, which primarily resulted from principal received on loans of $1.5 million and securities of $1.5 million.

Cash used in financing activities during the three months ended March 31, 2009 was $11.8 million, which primarily resulted from net repayments of principal on debt of $9.0 million ($3.8 million on the Wachovia credit facility, $2.9 million, net, on property mortgages, and $2.4 million on the secured term loan with KBC Bank), $2.1 million used to repurchase $5.5 million of principal of convertible senior notes, and dividends and distributions paid of $0.7 million.  Cash used in financing activities during the quarter ended March 31, 2008 was $14.9 million, which primarily resulted from dividends and distributions paid of $9.6 million and net repayments of principal on debt of $5.6 million.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Risk Management Transactions

Since our initial public offering, we have employed a hedging strategy to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing for our assets.  Our risk management activities during this period have consisted primarily of interest rate swaps, and we expect they will continue to consist primarily of interest rate swaps in the future, although we may utilize other instruments.  We may determine that it is not in our company’s best interests to hedge the interest rate risks with respect to certain expected long-term financings, particularly during periods of market dislocation.  For example, we closed our only open interest rate swap position during November 2008 as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.

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

To the extent the SFAS No. 133 cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on our Consolidated Statement of Operations.  No assurance can be made that we will continue to satisfy the cash flow hedge requirements of SFAS No. 133 and as to the portion of our gains and losses that will be deemed effective under SFAS No. 133.  Changes in management’s initial assumptions regarding the proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the swap curve are among the factors that could cause us to include a greater portion of our gains and losses from the associated risk management transactions as current income or loss.  When we closed our interest rate swap position in November 2008, we were required under SFAS No. 133 to charge the full amount of the realized loss on closing the swap of $15.2 million, along with $2.9 million of related losses previously deferred in Other Comprehensive Income/Loss on our Consolidated Balance Sheet, directly to our Consolidated Statement of Operations, as the hedge position no longer represented an effective cash flow hedge under SFAS No. 133.

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

See Note 11 in our consolidated financial statements included in this Form 10-Q for additional discussion of our hedging and risk management transactions.  As discussed above, we closed our only open hedge position during November 2008, and we had no open hedging and risk management transactions as of March 31, 2009.

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

Interest Rate Exposure

We are exposed to interest rate risk in various aspects of our business.  The most significant ways we can be impacted by interest rates are as follows: increases in the level of interest rates may impact our ability to add new assets, as spreads on assets we are targeting may compress (unless there is a corresponding increase in asset returns) and demand for our products may be adversely affected.

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

Market conditions since the summer of 2007 have resulted in increases in credit spreads and generally lower fair valuations for our securities.  If these conditions continue or persist, we may be required to record impairment losses on our securities, and these losses may be significant.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2009, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of March 31, 2009:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$254,059	$255,697	6.84%	Various	$234,381
Commercial mortgage-backed securities (2)	160,788	200,849	7.52%	2009-2028	109,223
Structuring fees receivable	1,676	N/A	8.09%	2010-2020	1,676

Liabilities
Mortgage notes payable (5)	$953,884	$948,839	5.63%	2011-2022	$871,342
Collateralized debt obligations (5)	268,275	268,500	5.68%	2015	107,393
Credit facility (4)	185,478	185,478	3.40%	2010	185,478
Secured term loan (5)	121,367	121,367	6.02%	2018	58,593
Convertible senior notes (6)	61,454	66,260	11.07%	2012	38,743
Other long-term debt (7)	30,930	30,930	8.30%	2016	11,747
Derivative liabilities (3)	-	-	N/A	N/A	-

_____________
(1)
This portfolio of loans bears interest at fixed rates.  We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available.  The maturity dates for the loans range from 2009 through 2033.

(2)
Commercial mortgage-backed securities represent subordinate interests in securitizations, as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans (collectively, CMBS).  Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers.  The notional values for the CMBS are shown at their respective face amounts.  The fair values of CMBS are determined in most cases primarily by reference to index pricing.  Management may also estimate fair value based on credit characteristics and term of the security, market yields on securities with similar credit ratings, and collateral values.  Management has obtained broker quotes, but believes that in most cases the broker quotes reflect expected pricing for distressed trades in inactive and dislocated markets, rather than actual prices in orderly transactions.  Management has ultimately determined the fair values recorded in the financial statements based on a variety of factors.    Fair value for the structuring fees receivable is shown at our amortized cost for these items.  For the CMBS, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

(3)	We had no hedging and risk management transactions outstanding at March 31, 2009.

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

(6)
The carrying amount and effective financing rate on the convertible senior notes reflect the impact of FSP No 14-1. We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available.  The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(7)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates.  The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of March 31, 2009 are as follows:

	Expected Maturity Dates
	2009	2010	2011	2012	2013	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$9,809	$11,682	$12,907	$13,641	$10,806	$196,852
Commercial mortgage-backed securities	24,038	2,584	3,418	3,928	4,499	162,382
Structuring fees receivable	584	767	72	79	86	88
Mortgages on real estate investments	10,073	15,382	35,929	131,486	69,445	691,569
Collateralized debt obligations	(31)	25,417	11,683	12,409	12,549	206,248
Credit facility	12,527	172,951
Secured term loan	7,297	12,191	13,737	15,380	13,602	59,160
Convertible senior notes	(890)	(1,296)	(1,439)	65,079
Other long-term debt	–	–	–	–	–	30,930

Scheduled maturities for the credit facility do not reflect $24.8 million of voluntary prepayments in connection with two asset sales we completed in April 2009.  We expect that the reinvestment feature of our CDO will enable us to reinvest about $8 million of principal repaid on assets financed in the CDO into new assets in 2009, and we may apply this amount to assets financed on the credit facility.  Negative amounts with respect to our convertible senior notes represent amortization of the equity component of the instrument as measured in accordance with FSP No. 14-1.  Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business.  We do not believe any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.

During April 2009, the Rhode Island Superior Court issued a decision in our lawsuit against the Town of Johnston, Rhode Island, related to the construction by one of our tenants, Factory Mutual Insurance Company, of a new 350,000 square foot office building adjacent to the property we currently own and lease to them as their corporate headquarters in Johnston.  The court denied our request to impose specific conditions upon the approval of Factory Mutual’s development project.  While we believe the imposition of conditions particularly related to our concerns about traffic congestion was appropriate, we also believe that our traffic concerns are largely being addressed through road improvements contemplated under a multiparty agreement that was entered into among the Town, Factory Mutual, a neighboring property developer and the Rhode Island Department of Transportation.  We believe that our legal actions were successful in shaping the final agreement amongst the parties with respect to the planned traffic improvements.

The court also found that that we were required to incur additional expense due to the “reprehensible” and “opprobrious” actions of the Town officials in repeatedly denying our requests to review FM Global’s development applications.  The court ruled that we may apply for reimbursement of the fees and expenses we incurred as a result of the Town’s actions, including our legal fees in appealing the Town’s decisions.

We do not intend to appeal the court’s decision further although we have applied for reimbursement of our fees and expenses.

Item 1A.	Risk Factors

See Item 1A of our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 6, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Summary of Independent Director Compensation for Fiscal 2009 (Amended and Restated as of April 15, 2009)

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

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

CAPLEASE, INC.
Registrant

Date: May 11, 2009	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: May 11, 2009	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer