Form 10-Q
period 2009-06-30
CapLease, Inc.
filed 2009-08-06
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 5, 2009, there were 49,424,190 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

Index to Form 10-Q

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2009 (unaudited) and December 31, 2008

(Amounts in thousands, except share and per share amounts)	As Of June 30, 2009	As Of December 31, 2008
Assets
Real estate investments, net	$1,459,931	$1,510,413
Loans held for investment, net	250,826	285,779
Commercial mortgage-backed securities	157,755	161,842
Cash and cash equivalents	17,026	8,439
Structuring fees receivable	1,486	1,863
Other assets	79,830	77,189
Total Assets	$1,966,854	$2,045,525

Liabilities and Equity

Mortgages on real estate investments	$950,836	$972,324
Collateralized debt obligations	263,289	268,265
Credit facility	158,818	189,262
Secured term loan	119,221	123,719
Convertible senior notes	50,375	66,239
Other long-term debt	30,930	30,930

Total Debt Obligations	1,573,469	1,650,739

Intangible liabilities on real estate investments	48,009	49,277
Accounts payable, accrued expenses and other liabilities	21,029	19,879
Dividends and distributions payable	3,151	711

Total Liabilities	1,645,658	1,720,606

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 48,651,990 and 47,391,790 shares issued and outstanding, respectively	487	474
Additional paid in capital	315,491	317,565
Accumulated other comprehensive (loss)	(29,768)	(28,118)
Total Stockholders' Equity	319,867	323,578
Non-controlling interest in consolidated subsidiaries	1,329	1,341

Total Equity	321,196	324,919

Total Liabilities and Equity	$1,966,854	$2,045,525

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Rental revenue	$33,890	$33,875	$67,751	$67,753
Interest income from loans and securities	7,829	8,694	15,971	17,854
Property expense recoveries	2,688	2,844	5,716	5,604
Other revenue	156	217	363	407
Total revenues	44,563	45,630	89,801	91,618
Expenses:
Interest expense	22,673	24,383	45,734	48,922
Property expenses	4,756	4,878	10,144	9,496
(Gain) loss on derivatives	–	(198)	–	1,862
Loss on investments	577	–	7,827	–
General and administrative expenses	2,636	3,248	5,154	6,244
General and administrative expenses-stock based compensation	515	627	1,020	1,061
Depreciation and amortization expense on real property	13,319	13,293	26,637	26,571
Loan processing expenses	77	70	156	127
Total expenses	44,553	46,301	96,672	94,283
Gain on extinguishment of debt	6,593	–	9,413	–
Income (loss) from continuing operations	6,603	(671)	2,542	(2,665)
Income from discontinued operations	83	135	196	274
Net income (loss) before non-controlling interest in consolidated subsidiaries	6,686	(536)	2,738	(2,391)
Non-controlling interest in consolidated subsidiaries	(20)	5	(4)	19
Net income (loss)	6,666	(531)	2,734	(2,372)
Dividends allocable to preferred shares	(711)	(711)	(1,422)	(1,422)
Net income (loss) allocable to common stockholders	$5,955	$(1,242)	$1,312	$(3,794)

Earnings per share:
Net income (loss) per common share, basic and diluted	$0.12	$(0.03)	$0.03	$(0.09)
Weighted average number of common shares outstanding, basic and diluted	47,974	44,763	47,705	44,572
Dividends declared per common share	$0.05	$0.20	$0.10	$0.40
Dividends declared per preferred share	$0.51	$0.51	$1.02	$1.02

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2008	$33,657	$474	$312,187	$(28,118)	$–	$1,341	$319,541
Cumulative effect of adopting FSP 14-1	–	–	5,378	–	–	–	5,378
Balance at December 31, 2008-as adjusted	33,657	474	317,565	(28,118)	–	1,341	324,919
Incentive stock plan compensation expense	–	–	1,020	–	–	–	1,020
Incentive stock plan grants issued	–	11	(11)	–	–	–	–
Net income	–	–	–	–	2,734	–	2,734
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	4	4
Issuance of common stock	–	2	432	–	–	–	434
Dividends declared-preferred	–	–	–	–	(1,422)	–	(1,422)
Dividends declared-common	–	–	(3,515)	–	(1,312)	–	(4,827)
Distributions declared-operating partnership units	–	–	–	–	–	(16)	(16)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	222	–	–	222
Decrease in fair value of securities available for sale	–	–	–	(2,303)	–	–	(2,303)
Reclassification of derivative items into earnings	–	–	–	431	–	–	431
Balance at June 30, 2009	$33,657	$487	$315,491	$(29,768)	$–	$1,329	$321,196

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2009	2008
Operating activities
Net income (loss)	$2,734	$(2,372)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	26,944	27,032
Stock based compensation	1,020	1,061
Amortization of above and below market leases	688	718
Loss (gain) attributable to non-controlling interest in consolidated subsidiaries	4	(19)
Gain on extinguishment of debt	(9,413)	–
Loss on investments	7,827	–
Loss on derivatives	–	1,862
Straight-lining of rents	1,394	5,065
Amortization of discounts/premiums, and origination fees/costs, net	(231)	(192)
Amortization of debt issuance costs and fair market value of debt issued or assumed	1,818	1,212
Changes in operating assets and liabilities:
Structuring fees receivable	378	349
Other assets	(5,882)	6,922
Accounts payable, accrued expenses and other liabilities	(1,590)	(2,540)
Deposits and escrows	1	(463)
Amounts due to servicer	–	(1)
Net cash provided by operating activities	25,692	38,634
Investing activities
Proceeds from sale of loans	21,317	–
Additions to loans held for investment	(790)	–
Principal received from borrowers	9,537	3,071
Principal amortization on commercial mortgage-backed securities	2,150	1,832
Proceeds from sale of real estate investments	20,944	–
Real estate improvements, additions, rebates and construction in progress	(611)	1,205
Purchases of furniture, fixtures, equipment and leasehold improvements	(4)	(15)
Net cash provided by investing activities	52,543	6,093
Financing activities
Repayments of repurchase agreement obligations	–	(232,867)
Borrowings from mortgages on real estate investments	766	688
Repayments of mortgages on real estate investments	(20,776)	(5,312)
Collateralized debt obligations repurchased	(2,881)	–
Borrowings from credit facility	–	210,392
Repayments on credit facility	(30,444)	(2,303)
Repayments on secured term loan	(4,499)	(2,845)
Convertible senior notes repurchased	(8,634)	–
Debt issuance costs	–	(1,783)
Escrows held with mortgage lender	212	600
Funds used in hedging and risk management activities	–	(5,458)
Common stock issued, net of offering costs	434	912
Distributions to non-controlling interest	(8)	(105)
Dividends paid on common and preferred stock	(3,818)	(19,241)
Net cash used in financing activities	(69,648)	(57,322)
Net increase in cash and cash equivalents	8,587	(12,595)
Cash and cash equivalents at beginning of period	8,439	34,047
Cash and cash equivalents at end of period	$17,026	$21,452

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$44,382	$47,951
Distributions declared but not paid	8	53
Dividends declared but not paid	3,144	9,684

Supplemental disclosure of noncash operating, investing and financing information
Securities transferred to loans held for investment	–	$24,453

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

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

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144.  Upon determination of impairment, the Company would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  However, these estimates are highly subjective and could differ materially from actual results.  The Company recognized $2,853 of impairment losses on long-lived assets during the six months ended June 30, 2009, related to an owned property sold in the second quarter of 2009.  See Note 6.  The Company recognized no impairment losses on long-lived assets during the three and six months ended June 30, 2008.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

SFAS No. 144 also requires that long-lived assets and related liabilities that meet various criteria be classified as held for sale and presented separately in the Consolidated Balance Sheet.  The operating results of these assets are reflected as discontinued operations in the Consolidated Statement of Operations.  The Company reclassified the owned property it sold in the second quarter of 2009 as held for sale at March 31, 2009, and as a result the operating results from this property have been reclassified as discontinued operations.  See Note 6.

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

In accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, loans that the Company expects to sell, if any, are classified as held for sale and carried at lower of cost or market value.  As of June 30, 2009, the Company had not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component under SFAS No. 5, Accounting for Contingencies, and an asset-specific component under SFAS No. 114, Accounting by Creditors for Impairments of a Loan.  The general reserve component covers performing loans and in accordance with SFAS No. 5 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  As of June 30, 2009, the Company has a general loan loss reserve in accordance with SFAS No. 5 of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with SFAS No. 114, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of any collateral, and the amount and status of any senior debt.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of June 30, 2009, the Company had an asset-specific loan loss reserve of $444 on a single impaired loan.  See Note 4.

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

June 30, 2009 (unaudited)

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

The Company estimates fair value on all securities investments quarterly, and unrealized losses that in the judgment of management are “other-than-temporary” are charged against earnings as a loss on the Consolidated Statement of Operations.  In estimating other-than-temporary impairment losses, management considers (1) the financial condition and near-term prospects of the underlying credit, (2) the intent and ability of the Company to retain its investment in the underlying credit for a period of time sufficient to allow for anticipated recovery in fair value and (3) the length of time and the extent to which the fair value has been below cost.  The Company had losses on securities of $133 charged to the Statement of Operations during each of the three and six months ended June 30, 2009.  See Note 5.  The Company had no losses on securities charged to the Statement of Operations during the three and six months ended June 30, 2008.

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

On occasion, the Company may consider a loan to be non-performing and place the loan on non-accrual status. While on non-accrual status, the loan is accounted for on either a cash basis, in which case interest income is recognized only upon actual receipt, or on a cost-recovery basis based upon management’s judgment as to the collectibility of the investment.

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

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)
Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 4,903,928 and 5,390,473, respectively, for the three and six months ended June 30, 2009.  For each of the 2008 periods, the number of weighted average common shares not included was 6,627,780.

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2009 and June 30, 2008 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net income (loss) allocable to common stockholders	$5,955	$(1,242)	$1,312	$(3,794)
Weighted average number of common shares outstanding, basic and diluted	47,974	44,763	47,705	44,572
Income (loss) per share, basic and diluted	$0.12	$(0.03)	$0.03	$(0.09)
Non-vested shares included in weighted average number of shares outstanding above	1,812	935	1,812	935

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP is effective for the Company on June 30, 2009. The Company’s adoption of this FSP on June 30, 2009 did not have a material effect on its financial position or results of operations, although it did result in some additional footnote disclosures in the Company’s Form 10-Q filings.  See Note 7.

In April 2009, the FASB issued FSP Issue No. FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for the Company on June 30, 2009. The Company considered the guidance provided by this FSP in its determination of impairment as of June 30, 2009, and the impact was not material.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  SFAS No. 165 is effective for the Company on June 30, 2009. The Company’s adoption of SFAS No. 165 on June 30, 2009 did not have a material effect on its financial condition or results of operations.  The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 166 is effective for the Company on January 1, 2010.  The Company is currently evaluating the impact that the adoption of SFAS No. 166 will have on its financial condition and results of operations.

 In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS No. 167 is effective for the Company on January 1, 2010.  The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on its financial condition and results of operations.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for the Company on September 30, 2009.  The Codification will not have an impact on the Company’s financial condition or results of operations.  However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at June 30, 2009 and December 31, 2008:

	Jun 30, 2009	Dec 31, 2008
	Unaudited
Real estate investments, at cost:
Land	$190,571	$192,321
Building and improvements	1,260,153	1,278,025
Intangible assets under SFAS 141	181,833	186,568
Less: Accumulated depreciation and amortization	(172,626)	(146,501)
Real estate investments, net	$1,459,931	$1,510,413
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$56,000	$56,000
Less: Accumulated amortization	(7,991)	(6,723)
Intangible liabilities on real estate investments, net	$48,009	$49,277

The Company did not complete any new real estate acquisitions during the three months ended June 30, 2009, or the three months ended June 30, 2008.  The Company did, however, sell one owned real property during the quarter ended June 30, 2009.  See Note 6.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

The impact on rental revenue of the straight-line rent adjustment under SFAS No. 13 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income.  Amounts for accrued rental income and deferred rental income as of June 30, 2009 and December 31, 2008, were as follows:

	Jun 30, 2009	Dec 31, 2008
	Unaudited
Accrued Rental Income	$34,927	$35,883
Deferred Rental Income	3,810	1,072

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8 Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and six months ended June 30, 2009 and June 30, 2008, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Depreciation on real estate (included in depreciation and amortization expense)	$8,217	$8,197	$16,431	$16,396
Amortization of in-place leases (included in depreciation and amortization expense)	5,103	5,096	10,205	10,174
Amortization of above-market leases (included as a reduction of rental revenue)	962	967	1,924	1,924
Amortization of below-market leases (included as a component of rental revenue)	634	634	1,268	1,267

As of June 30, 2009, the Company’s weighted average amortization period on intangible assets was 8.0 years, and the weighted average amortization period on intangible liabilities was 25.9 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of June 30, 2009 was as follows:

	Intangible Assets	Intangible Liabilities
6 Months Ending December 31, 2009	$10,310	$1,268
2010	19,893	2,535
2011	19,181	2,535
2012	14,763	2,535
2013	9,091	2,400
Thereafter	40,128	36,736
	$113,366	$48,009

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

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

4.	Loans Held for Investment

Loans held for investment at June 30, 2009 and December 31, 2008, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to high credit quality tenants.  As of June 30, 2009, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  Except as described below, as of June 30, 2009, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Jun 30, 2009	Dec 31, 2008
	Unaudited
Principal	$253,407	$283,912
(Discount) Premium	(1,167)	3,151
Cost basis	252,240	287,063
Allowance for loan losses	(944)	(500)
Carrying amount of loans	251,296	286,563
Deferred origination fees, net	(470)	(784)
Total	$250,826	$285,779

A majority participation interest in a loan investment was reclassified to “Assets held for sale” at March 31, 2009, and sold during the quarter ended June 30, 2009.  See Note 6.

As of June 30, 2009, the Company has a general loan loss reserve in accordance with SFAS No. 5 of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.

At each of June 30, 2009 and December 31, 2008, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%.  At June 30, 2009 and December 31, 2008, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.83% and 6.80%, respectively.

From time to time, the Company makes mezzanine loan and other investments.  These investments are typically shorter-term in nature and are often subordinate to other financing.  As of June 30, 2009, the carry value of these investments aggregated $1,650, and are included in the table above.

As of June 30, 2009, the Company classified two loan investments each of which experienced a payment default in 2008 as impaired in accordance with SFAS No. 114.  One of those loan investments was amended during 2009 at which time the borrower made a net principal repayment of $4,272, the loan maturity was extended until October 2009 and certain other loan modifications were made.  Both loans have been placed on non-accrual status with interest income accounted for on a cost-recovery basis.  The Company performed an impairment analysis for each of these loans as of June 30, 2009, and concluded to record a loss reserve of $444 on one of the two loans, in order to reflect its current estimate of the value of the collateral underlying the loan.

The following tables summarize certain financial information with respect to the Company’s impaired loans:

			Average carrying amount
	Carrying Amount		For the three months ended June 30,		For the six months ended June 30,
Borrower	6/30/2009	12/31/2008	2009	2008	2009	2008
Eden Hylan Seaview LLC	$650	$650	$650	$650	$650	$650
West End Mortgage Finance Fund I L.P.	1,000	6,154	1,299	6,654	2,961	6,654

Interest Income Recognized
	For the three months ended June 30,2009		For the six months ended June 30,2009
Borrower	Accrual	Cash	Accrual	Cash
Eden Hylan Seaview LLC	$–	$–	$–	$–
West End Mortgage Finance Fund I L.P.	–	–	115	115

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

The above table includes interest income only for the period the loan was classified as impaired.  The loans were not classified as impaired during the 2008 periods.

5.	Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at June 30, 2009:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	11	$154,651	$139,453	$149,664	$81,327	$-	$(68,337)
Available For Sale	9	45,936	18,302	32,786	18,303	-	(14,483)
Total	20	$200,587	$157,755	$182,450	$99,630	$-	$(82,820)

A detailed schedule of the Company’s securities investments at June 30, 2009 follows:

		Jun 30, 2009
		Unaudited
BSCMS 1999 CLF1, Class E (rated CCC) Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	5,379
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	530
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	810
Yahoo, Inc. (rated BBB-) Face Amount	Available For Sale	9,350
BACM 2006-4, Class H (rated BBB+) Face Amount	Held To Maturity	8,000
CALFS 1997-CTL1, Class D (rated B-) Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	9,526
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	11,081
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Held To Maturity	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	18,335
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB) Face Amount	Held To Maturity	8,283
Lucent 6.70% due 9/1/2020 (rated B+) Face Amount	Held To Maturity	35,754
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	22,145
Unearned Discount		(18,136)
Cost Basis		182,450
Net unrealized gain (loss) on securities		(24,695)
Total		$157,755

All credit ratings in the above table are as of June 30, 2009.

During the three and six months ended June 30, 2009, the Company recognized impairment losses on securities investments of $133 and $133, respectively.  The losses are included in “Loss on investments” in the Company’s Consolidated Statement of Operations and were recorded on one CMBS investment: BSCMS Class E.  These losses represent management’s determination that other-than-temporary declines in the fair value of the security below its cost basis had occurred.  The loss reflects management’s estimate of expected losses from underlying credits in the collateral pool (including Circuit City Stores, Inc.).  The loss estimate is highly subjective and reflects a variety of assumptions, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of appraised values and/or stressed collateral values and potential bankruptcy claim recoveries.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

Unrealized gains and losses on securities at June 30, 2009 and December 31, 2008, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Jun 30, 2009	Dec 31, 2008
	Unaudited
Unrealized gains on securities previously available for sale	$826	$900
Unrealized losses on securities previously available for sale	(11,038)	(10,117)
Unrealized gains on securities available for sale	–	1
Unrealized losses on securities available for sale	(14,483)	(13,397)

The following table summarizes the Company’s securities in an unrealized loss position as of June 30, 2009.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$23,434	$7,863	3
In unrealized loss position 12 or more months	75,169	74,958	13

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis.  Credit ratings on the 13 securities in a continuous unrealized loss position for more than 12 months range from  AAA to  D with a weighted average of  BBB- and those securities have a weighted average maturity of approximately 9.8 years.  The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses relate to market interest rate changes, and the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for a full recovery in fair value.  In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At June 30, 2009 and December 31, 2008, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.5%, respectively.

The Company had no sales of securities during each of the six months ended June 30, 2009 and June 30, 2008.

Structuring fees receivable of $1,486 and $1,863 at June 30, 2009 and December 31, 2008, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

6.	Assets Sold and Discontinued Operations

During April 2009, the Company sold the OSHA technological laboratory facility in Sandy, Utah leased to the United States Government.  In connection with the sale of this property, the Company recognized a loss of $2,853 during the quarter ended March 31, 2009.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations.  In accordance with SFAS No. 144, operating results from this property are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

During April 2009, the Company sold a majority participation interest in a long-term mortgage loan on a property in Framingham, Massachusetts backed by a Lowe’s Companies Inc. lease.  During the quarter ended March 31, 2009, the Company recorded a loss of $4,397 in connection with the sale of this loan.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations.

7.	Fair Value

SFAS No. 107, Disclosure about Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosure of fair value information about all of the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s Consolidated Balance Sheet.  Until June 30, 2009, SFAS No. 107 required these disclosures be included solely in the Company’s annual financial statements.  As of June 30, 2009, the Company adopted Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which now requires disclosures about the fair value of financial instruments be included in financial statements for interim reporting periods, as well as annual financial statements.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

For purposes of SFAS No. 107, substantially all of the Company’s assets and liabilities other than its owned property investments are classified as financial instruments.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable, accrued expenses and other liabilities, and dividends payable approximate their carrying values due to the short-term maturities of these items.

The carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	6/30/2009	12/31/2008	6/30/2009	12/31/2008	6/30/2009	12/31/2008
Assets:
Loans held for investment	$251,296	$286,563	$253,407	$283,912	$220,174	$262,647
Commercial mortgage-backed securities	157,755	161,842	200,587	202,382	99,630	119,083
Structuring fees receivable	1,486	1,863	N/A	N/A	1,486	1,863
Liabilities:
Mortgages on real estate investments	$950,836	$972,325	$946,081	$966,091	$852,302	$936,668
Collateralized debt obligations	263,289	268,265	263,500	268,500	142,924	116,592
Credit facility	158,818	189,262	158,818	189,262	158,818	189,262
Secured term loan	119,221	123,719	119,221	123,719	72,223	62,010
Convertible senior notes	50,375	66,239	53,944	71,760	32,760	28,329
Other long-term debt	30,930	30,930	30,930	30,930	15,873	11,152

The fair values indicated above are indicative of the interest rate and credit spread environment as of June 30, 2009 and December 31, 2008, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenant obligors under related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

Credit facility—Management believes that the stated interest rate (which floats based on short-term interest rates) approximate market rates (when compared to similar credit facilities with similar credit risk).  As such, the fair value of these obligations is estimated to be equal to the outstanding principal amount.

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

Convertible senior notes —The carry value of convertible senior notes reflects the impact of FSP No. 14-1.  The fair value is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates, and indications of market yields, where available.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

Other long-term debt—The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

The Company adopted Statement No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  Under existing accounting pronouncements, the Company measures its securities available for sale and any derivative assets and liabilities at fair value.

SFAS No. 157 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability.  Classification is based on the lowest level of inputs that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.  As of June 30, 2009, the Company has classified none of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.  As of June 30, 2009, the Company has classified one of its securities available for sale as Level 2.  For that security which is backed by a single corporate tenant, the Company has determined fair value based on a broker quotation for a similar security.

•
Level 3 – Instruments that have little to no pricing observability as of the reported date.  These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments in this category generally include assets and liabilities for which there is little, if any, current market activity.  As of June 30, 2009, the Company has classified all but one of its securities available for sale as Level 3, due to the lack of current market activity.  The Company believes that it may be appropriate to transfer the securities to Level 2 in subsequent periods if market activity returns to normalized levels and observable inputs become available.  The fair values of the securities are determined in most cases primarily by reference to index pricing.  With respect to one security, management has estimated fair value based on credit characteristics and term of the security, market yields on securities with similar credit ratings, and collateral values.  Management has obtained broker quotes, but believes that in most cases the broker quotes reflect expected pricing for distressed trades in inactive and dislocated markets, rather than actual prices in orderly transactions.  Management has ultimately determined the fair values recorded in the financial statements based on a variety of factors.

The table below presents the fair value of the Company’s securities available for sale as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.  As of June 30, 2009, the Company had no derivative assets or liabilities.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30,2009
Assets
Securities available for sale	$–	$7,488	$10,815	$18,303

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

The following table summarizes the change in the fair value for Level 3 items for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30,2009
Securities available for sale	(unaudited)	(unaudited)
Beginning balance	$12,475	$13,483
Gains (losses) included in net income (loss)	(133)	(133)
Gains (losses) included in other comprehensive income	(1,329)	(2,105)
Amortization included in interest income	(65)	(124)
Settlements or repayments	(133)	(306)
Transfers in (out) of Level 3	-	-
Ending balance	$10,815	$10,815

8.	Other Assets

Other assets as of June 30, 2009 and December 31, 2008, consisted of the following:

	Jun 30, 2009	Dec 31, 2008
	Unaudited
Receivables and accrued interest	$8,734	$10,024
Prepaid expenses and deposits	1,705	1,198
Reserve accounts	14,876	12,889
Escrow held with mortgage lender	-	212
Funds with CDO trustee pending distribution or reinvestment	8,697	3,947
Restricted cash	161	44
Amounts held by servicer	165	356
Accrued rental income	34,927	35,883
Debt issuance costs, net	8,485	10,404
Investment in statutory trust	930	930
Other	1,150	1,302
Total	$79,830	$77,189

9.	Debt Obligations

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

The credit agreement is for a term of two years with a one-year extension option at the Company’s option provided it meets certain conditions (including reducing the Company’s borrowings to $135,000 by the scheduled maturity date in April 2010).  The Company can prepay its borrowings under the facility in whole or in part at any time (subject to a $1,000 minimum) without any penalty or premium.  Subject to certain exceptions, the Company is required to use a portion of its future debt or equity issuances to prepay borrowings under the facility.  The Company is required to pay interest on its borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.  As of June 30, 2009, the Company’s weighted average effective financing rate on the credit agreement was 3.50%.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

In connection with the financing transaction, the Company and Wachovia also agreed to consolidate their existing lending arrangements into this facility and, as a result, the Company’s prior $250,000 repurchase agreement and a $30,000 revolving loan agreement (the “Revolver”), were terminated.  The Company’s borrowings under the facility are secured by the same collateral that previously secured its obligations under the repurchase agreement and Revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island.  The Company’s obligations under the credit agreement are also fully recourse to all of its other assets.  In the event Wachovia determines in its sole discretion that the value of the Company’s collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require the Company to prepay a portion of its borrowings, provided that Wachovia may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company is required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8,000, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

Amounts related to the Company’s credit agreement as of June 30, 2009 and December 31, 2008, were as follows:

	At June 30, 2009		At December 31, 2008
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement	(unaudited)	(unaudited)
Loans held for investment	$34,066	$51,533	$55,434	$78,071
Intercompany mortgage loans and investments in CapLease CDO	113,331	138,417	119,119	145,816
Commercial mortgage-backed securities	11,421	16,956	14,709	19,390
Owned property	–	41,316	–	44,398
Total	$158,818	$248,222	$189,262	$287,675

The following interest rates apply with respect to the Company’s credit agreement and repurchase agreement borrowings for the three and six months ended June 30, 2009 and June 30, 2008:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	unaudited	unaudited	unaudited	unaudited
Weighted average effecting financing rate	3.74%	5.03%	3.76%	4.65%
30-Day LIBOR rate	0.44%	2.70%	0.44%	3.10%

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt.  The Company’s mortgage notes payable are summarized in the following table:

	Jun 30, 2009		Dec 31, 2008			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
Abbott Laboratories, Waukegan, IL	$15,020	$15,020	$15,120	$15,120	5.11%	5.16%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
Allstate Insurance Company, Charlotte, NC	20,105	20,105	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,404	21,404	21,516	21,516	5.68%	5.76%	Jan 2016
AmeriCredit Corp., Arlington, TX	27,916	27,613	28,148	27,828	5.28%	5.51%	Sep 2017
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Aon Corporation, Glenview, IL	62,970	62,970	63,613	63,613	5.23%	5.75%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.55%	May 2017
Cadbury Schweppes Plc, Whippany, NJ	34,188	34,188	34,491	34,491	5.26%	5.34%	Mar 2015
Capital One Financial Corporation, Plano, TX	20,459	20,459	20,630	20,630	5.24%	5.29%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	29,592	29,592	30,080	30,080	5.30%	5.34%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.75%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.85%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
ITT Industries, Inc., Herndon, VA	41,112	41,112	41,301	41,301	5.33%	5.40%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	14,344	14,344	14,441	14,441	6.05%	6.11%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.65%	Aug 2012
Omnicom Group, Inc., Irving, TX	13,222	13,222	13,361	13,361	5.24%	5.30%	May 2013
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
The Travelers Corporation, Hartford, CT	12,744	13,348	15,074	15,950	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	14,691	15,748	13,925	15,159	10.76%	7.67%	Oct 2011
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	70,521	70,521	70,805	70,805	5.57%	5.59%	Mar 2016
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
United States Government (EPA), Kansas City, KS	20,246	23,214	20,245	23,328	7.57%	5.74%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	61,630	61,630	62,322	62,322	5.32%	5.56%	Sep 2015
United States Government (OSHA), Sandy, UT	–	–	14,470	15,361	6.28%	5.52%	Jan 2024
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (VA), Ponce, PR	5,592	5,782	5,867	6,078	7.30%	6.41%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,558	1,645	1,636	1,733	7.65%	6.04%	Oct 2016
Walgreen Co., Portsmouth, VA	2,867	3,019	2,937	3,098	7.20%	6.18%	Jul 2018
Total	$946,081	$950,836	$966,091	$972,324

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties.  See Note 3 regarding the separate and distinct nature of the Company’s SPEs.  The Company’s book value before accumulated depreciation and amortization on owned property investments encumbered with mortgage debt aggregated $1,431,169 at June 30, 2009, and $1,455,527 at December 31, 2008.

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO.  The CDO is an entirely fixed rate on-balance sheet financing.  The Company aggregated approximately $300,000 of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle.  The assets serve as collateral for the Company’s obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters.  The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  Through October 2009, the Company expects to reinvest principal repayments on the underlying assets into qualifying replacement collateral.  The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when they become subject to an auction call procedure.  The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.69%.  The CDO debt is non-recourse to the Company but is secured by the collateral assets.  The following table summarizes the assets posted as CDO collateral as of June 30, 2009.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

Carry Value
Loans held for investment	$155,898
Intercompany mortgage loans on CapLease properties	45,150
Commercial mortgage-backed securities	81,757
Total	$282,805

During the quarter ended June 30, 2009, the Company repurchased $5,000 of the Class A CDO notes at a price of $2,825, plus accrued interest, or a 43.5% discount from the face of the notes.  The Company recorded a gain on extinguishment of the CDO debt in the quarter ended June 30, 2009 of $2,012.

Secured Term Loan

During December 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V.  Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  The Company’s effective financing rate on the loan is 6.02% annually (inclusive of hedge and closing costs).  The loan is non-recourse to the Company, subject to limited non-recourse exceptions.  The following table summarizes the assets pledged as collateral for the Company’s obligations under the loan as of June 30, 2009.

Carry Value
Loans held for investment	$42,715
Intercompany mortgage loans on CapLease properties	49,389
Commercial mortgage-backed securities	57,696
Total	$149,800

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

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

During the quarter ended June 30, 2009, the Company repurchased $12,316 of the convertible senior notes at a price of $6,512, plus accrued interest on the notes, or a 47.1% discount from the face of the notes.  The Company recorded a gain on extinguishment of the convertible senior notes in the quarter ended June 30, 2009 of $4,581, inclusive of the impact of FSP No. 14-1.

The notes bear interest at an annual fixed rate of 7.50% and will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.  The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.26%.  The Company’s effective interest rate on the liability component of the instrument as measured under FSP No. 14-1 was 10.91% at June 30, 2009.

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

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of June 30, 2009, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
6 Months Ending December 31, 2009	$21,637	$–	$21,637
2010	54,522	145,799	200,321
2011	41,120	18,861	59,981
2012	41,096	170,944	212,040
2013	40,362	54,984	95,346
Thereafter	113,630	870,514	984,144
	$312,367	$1,261,102	$1,573,469

10.	Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of June 30, 2009 and December 31, 2008 consisted of the following:

	Jun 30, 2009	Dec 31, 2008
	Unaudited
Accounts payable and other liabilities	$1,029	$1,458
Accrued interest	7,553	8,571
Accrued expenses	4,273	4,862
Deferred rental income	3,810	1,072
Unearned rental income	4,364	3,916
Total	$21,029	$19,879

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt.  As of June 30, 2009, the Company had no open interest rate swap positions.

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

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

The Company had net (expense) income from derivatives of $198 and $(1,862) for the three and six months ended June 30, 2008, related to hedge ineffectiveness on the interest rate swap position that was closed in November 2008.  This loss is included in “(Gain) loss on derivatives” on the Company’s Consolidated Statements of Operations.

As of June 30, 2009, the Company had $5,074 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss).  Within the next twelve months, the Company estimates that $629 of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At June 30, 2009, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of June 30, 2009, CapLease had issued and outstanding 48,651,990 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During the quarter ended June 30, 2009, CapLease issued an aggregate of 152,600 shares of common stock through at the market public sales at an average price of $2.98 per share, for net proceeds of $441.

CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase during the six months ended June 30, 2009.  During the six months ended June 30, 2008, CapLease issued 121,280 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $7.84 per share.

During the six months ended June 30, 2009, CapLease issued 1,107,600 shares of common stock to its executive officers, directors and other employees pursuant to the Company’s stock incentive plan, including 531,805 shares in March 2009 and 575,795 shares in June 2009 after CapLease’s stockholders approved amendments to the plan increasing the number of shares authorized.  During March 2008, CapLease issued 393,950 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of June 30, 2009, the Company had awarded 2,898,795 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2007	12/31/2007	1/15/2008	$0.20	$8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949
6/30/2008	6/30/2008	7/15/2008	0.20	8,973
9/30/2008	9/30/2008	10/15/2008	0.20	9,475
3/31/2009	3/31/2009	4/15/2009	0.05	2,396
6/30/2009	6/30/2009	7/15/2009	0.05	2,433

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2007	12/31/2007	1/15/2008	$0.5078125	$711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711
6/30/2008	6/30/2008	7/15/2008	0.5078125	711
9/30/2008	9/30/2008	10/15/2008	0.5078125	711
12/31/2008	12/31/2008	1/15/2009	0.5078125	711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711
6/30/2009	6/30/2009	7/15/2009	0.5078125	711

14.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  On June 16, 2009, CapLease’s stockholders approved amendments to the stock incentive plan which, among other things, increased by 2,800,000 shares, to 5,123,000 shares, the number of shares authorized under the plan.  As of June 30, 2009, the Company had awarded 2,898,795 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2008 through the six months ended June 30, 2009, is presented below:

	Number of Shares
Stock Awards at January 1, 2008	1,397,245
Granted During the Year Ended December 31, 2008	393,950	(1)
Stock Awards at January 1, 2009	1,791,195
Granted During the Period Ended June 30, 2009	1,107,600	(2)
Stock Awards at June 30, 2009	2,898,795

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

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

(2)
Shares are scheduled to vest between March 2010 and March 2014, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date.  Vesting of an aggregate of 523,565 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

A summary of the status of unvested shares from January 1, 2008 through the six months ended June 30, 2009, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2008	692,582	446,731	$10.99
Current period awards	393,950	236,570	8.43
Prior period awards	N/A	79,799	8.43
Vested	(156,300)	(156,300)	11.00
Nonvested at January 1, 2009	930,232	606,800	9.66
Current period awards	1,107,600	688,741	2.23
Prior period awards	N/A	119,140	1.88
Vested	(225,642)	(225,642)	6.71
Nonvested at June 30, 2009	1,812,190	1,189,039	4.19

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

As of June 30, 2009, $4,478 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014).  As of June 30, 2009, the grant date fair value for awards of 23,558 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 418,852 restricted shares made in 2009, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

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

CapLease, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2009 (unaudited)

The Company’s comprehensive income (loss) for the three and six months ended June 30, 2009 and June 30, 2008 is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net income (loss)	$6,666	$(531)	$2,734	$(2,372)
Increase (decrease) in fair value on securities available for sale	(2,694)	1,031	(2,303)	(3,005)
Amortization of unrealized loss on securities previously classified as available for sale	71	107	222	248
Increase (decrease) in fair value of derivatives	-	5,237	-	(12)
Reclassification of derivative items into earnings	265	(41)	431	2,175
Realized gain (loss) on derivatives	-	(932)	-	(1,231)
Comprehensive income (loss)	$4,308	$4,871	$1,084	$(4,197)

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

	Jun 30, 2009	Dec 31, 2008

Net unrealized losses on securities available for sale	$(14,483)	$(13,396)
Net unrealized losses on securities previously classified as available for sale	(10,212)	(9,217)
Net realized losses on derivatives	(5,073)	(5,505)
Accumulated other comprehensive loss	$(29,768)	$(28,118)

16.	Non-Controlling Interests

The Company adopted SFAS No. 160 as of January 1, 2009.  Under SFAS No. 160, the portion of the equity that the Company does not own in the Operating Partnership is now referred to as a non-controlling interest, rather than a minority interest.

During June 2006, the Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party.  All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the third party.  During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption.  The units of limited partnership do not have a liquidation preference.  During September 2008, the non-controlling interest holder redeemed 107,131 units for the same number of shares of CapLease common stock.  As of June 30, 2009, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

June 30, 2009 (unaudited)

17.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2009 to 2026.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2009 are as follows:

6 Months Ending December 31, 2009	$60,995
2010	118,059
2011	118,258
2012	117,098
2013	90,435
Thereafter	510,732
$1,015,577

18.	Segment Reporting

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

Selected results of operations by segment for the three months ended June 30, 2009 and June 30, 2008, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008
Total revenues	$87	$194	$36,731	$36,886	$7,744	$8,552
Total expenses	5,183	6,291	33,774	34,633	5,596	5,377
Gain on extinguishment of debt	6,593	–	–	–	–	–
Income (loss) from continuing operations	1,497	(6,098)	2,957	2,253	2,149	3,174
Total assets	38,319	46,728	1,515,801	1,594,492	412,734	465,373

Selected results of operations by segment for the six months ended June 30, 2009 and June 30, 2008, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008
Total revenues	$177	$576	$73,757	$73,715	$15,868	$17,328
Total expenses	10,541	12,119	70,994	69,096	15,137	13,068
Gain on extinguishment of debt	9,413	–	–	–	–	–
Income (loss) from continuing operations	(951)	(11,542)	2,763	4,619	731	4,259
Total assets	38,319	46,728	1,515,801	1,594,492	412,734	465,373

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Our overall portfolio leverage as of June 30, 2009 was approximately 76.9%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and have begun and expect to continue to do so in 2009.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through June 30, 2009, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  For assets not yet financed with long-term fixed rate debt, we typically employ a hedging strategy to manage our exposure to changes in interest rates prior to the time we obtain long-term fixed rate financing.  We enter into hedging transactions at the discretion of our management team, and we may determine that it is not in our company’s best interests to hedge the interest rate risks with respect to certain expected long-term financings.  We entered into such a period in the fourth quarter of 2008 when we removed our only open interest rate hedge.

We rely primarily on equity and debt capital to fund our portfolio growth.  Through June 30, 2009, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% convertible senior note offering in October 2007 (net proceeds of $72.8 million).

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

We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market instability persists or intensifies, the trends discussed above may continue and we may be impacted in a variety of additional ways.  For example, we may experience challenges in refinancing debt as it matures or raising additional capital, margin calls on our Wachovia Bank credit agreement and impairment charges on our assets.  If weak economic conditions continue and capital for commercial real estate remains scarce, certain collateral within our CDO may default, which could cause the CDO to fail to satisfy certain cash flow coverage tests, which would result in a redirection of the cash distributions payable to us from the CDO until the tests are back into compliance.

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

Investment and Financing Activities

During each of the three months ended June 30, 2009, and June 30, 2008, we did not make any new portfolio investments.  We also did not complete any new asset financings during these periods other than a credit agreement with Wachovia Bank in the 2008 period discussed below under “Liquidity and Capital Resources.”

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended June 30, 2009 and June 30, 2008, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008
Total revenues	$87	$194	$36,731	$36,886	$7,744	$8,552
Total expenses	5,183	6,291	33,774	34,633	5,596	5,377
Gain on extinguishment of debt	6,593	–	–	–	–	–
Income (loss) from continuing operations	1,497	(6,098)	2,957	2,253	2,149	3,174
Total assets	38,319	46,728	1,515,801	1,594,492	412,734	465,373

Selected results of operations by segment for the six months ended June 30, 2009 and June 30, 2008, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008
Total revenues	$177	$576	$73,757	$73,715	$15,868	$17,328
Total expenses	10,541	12,119	70,994	69,096	15,137	13,068
Gain on extinguishment of debt	9,413	–	–	–	–	–
Income (loss) from continuing operations	(951)	(11,542)	2,763	4,619	731	4,259
Total assets	38,319	46,728	1,515,801	1,594,492	412,734	465,373

Comparison of the Quarter Ended June 30, 2009 to the Quarter Ended June 30, 2008

The following discussion compares our operating results for the quarter ended June 30, 2009 to the comparable period in 2008.

Revenue.

Total revenue decreased $1.1 million, or 2%, to $44.6 million.  The decrease was primarily attributable to a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, were largely unchanged from the prior year period, as we have not added any new owned property investments since the second quarter of 2007.

Interest income decreased $0.9 million, or 10%, to $7.8 million, primarily as a result of lower loan balances, lower cash balances and interest rates.

Expenses.

Total expenses decreased $1.7 million, or 4%, to $44.6 million.  The decrease in expenses was primarily attributable to lower interest expense and general and administrative expenses, offset in part by investment losses in the 2009 period.

Interest expense decreased $1.7 million, or 7%, to $22.7 million, from $24.4 million.  The decrease in the 2009 period resulted primarily from $1.1 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2009 period), $0.4 million of lower interest expense on convertible debt due to repurchases of the convertible debt and $0.2 million of lower interest expense on property mortgages.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $166 million at 3.74% during the 2009 period (average 30-day LIBOR of 0.44%), compared with approximately $214 million at 5.03% during the 2008 period (average 30-day LIBOR of 2.70%).

Property expenses decreased $0.1 million, or 3%, to $4.8 million, reflecting reduced expenses.  The net amount of property expenses we incurred (net of expense recoveries) was basically unchanged from the 2008 period.

We had gain on derivatives of $0.2 million in the 2008 period, compared with no hedge activity in the 2009 period.  During the 2008 period, delays in our anticipated long-term financing caused a portion of our hedge activity to be reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

We had losses on investments on $0.6 million in the 2009 period, including a $0.4 million asset-specific loan loss.  There were no losses on investments in the 2008 period.  The 2009 losses are discussed at Notes 4 and 5 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense decreased $0.6 million, or 19%, to $2.6 million, primarily reflecting higher legal expenses in the 2008 period related to our legal actions involving the real property we own in Johnston, Rhode Island.

General and administrative expense-stock based compensation decreased $0.1 million, or 18%, to $0.5 million, as the grant date value of 2009 awards was lower than in prior years.  As of June 30, 2009, $4.5 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014).  As of June 30, 2009, the grant date fair value for awards of 23,558 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 418,852 restricted shares made in 2009, has not yet been determined because the grant date (as defined under SFAS 123R) has not yet occurred.

Depreciation and amortization expense on real property was basically unchanged from the 2008 period, as we have not added any new owned property investments since the second quarter of 2007.

Gain on extinguishment of debt.

We had $6.6 million of non-cash gain on extinguishment of debt in the 2009 period, relating to the repurchase of $12.3 million of our convertible senior notes and $5 million of our CDO debt.  See Note 9.

Net income (loss).

We had net income of $6.7 million, compared to net loss of $(0.5) million in the 2008 period, primarily as a result of the gain on extinguishment of debt and lower interest expense in the 2009 period.  Net income allocable to common stockholders was $6.0 million in the second quarter of 2009, reflecting dividends to preferred stockholders of $0.7 million.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The following discussion compares our operating results for the six months ended June 30, 2009 to the comparable period in 2008.

Revenue.

Total revenue decreased $1.8 million, or 2%, to $89.8 million.  The decrease was primarily attributable to a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, was basically unchanged from the 2008 period.

Interest income decreased $1.9 million, or 11%, to $16.0 million, primarily as a result of lower loan balances, lower cash balances and interest rates and an unexpected payment we received on an interest only bond during the 2008 period.

Expenses.

Total expenses increased $2.4 million, or 3%, to $96.7 million.  The increase in expenses was primarily attributable to the loss on investments in the 2009 period, offset in part by lower interest expense, the loss on derivatives in the 2008 period and lower general and administrative expenses.

Interest expense decreased $3.2 million, or 7%, from $48.9 million to $45.7 million.  The decrease in the 2009 period resulted primarily from $2.1 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2009 period), $0.5 million of lower interest expense on convertible debt due to repurchases of the convertible debt and $0.5 million of lower interest expense on property mortgages.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $176 million at 3.76% during the 2009 period (average 30-day LIBOR of 0.44%), compared with approximately $222 million at 4.65% during the 2008 period (average 30-day LIBOR of 3.10%).

Depreciation and amortization expense on real property was basically unchanged from the 2008 period, as we have not added any new owned property investments since the second quarter of 2007.

Property expenses increased $0.6 million, or 7%, to $10.1 million, reflecting increased expenses including costs paid to one of our tenants and real estate taxes.  The net amount of property expenses we incurred (net of expense recoveries) increased $0.5 million from the 2008 period.

We had loss on derivatives of $1.9 million in the 2008 period, compared with no hedge activity in the 2009 period.  During the 2008 period, delays in our anticipated long-term financing caused a portion of our hedge activity to be reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

We had losses on investments of $7.8 million in the 2009 period, including $7.3 million of losses on two assets that were sold in the second quarter of 2009.  The 2009 losses are discussed at Notes 4, 5 and 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense decreased $1.1 million, or 17%, to $5.2 million, primarily reflecting higher legal expenses in the 2008 period.

General and administrative expense-stock based compensation was basically unchanged from the 2008 period, as an additional year of stock awards was offset by lower grant date values in the 2009 period.

Gain on extinguishment of debt.

We had $9.4 million of non-cash gain on extinguishment of debt in the 2009 period, relating to the repurchase of our convertible senior notes and CDO debt.

Net income (loss).

We had net income of $2.7 million, compared to net loss of $(2.4) million in the 2008 period, primarily as a result of the gain on extinguishment of debt and lower interest expense in the 2009 period, offset in part by the loss on investments in the 2009 period.  Net income allocable to common stockholders was $1.3 million in the 2009 period, reflecting dividends to preferred stockholders of $1.4 million.

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

The following table reconciles our net loss allocable to common stockholders to FFO for the three and six months ended June 30, 2009 and June 30, 2008.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss) allocable to common stockholders	$5,955	$(1,242)	$1,312	$(3,794)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	20	(5)	4	(19)
Depreciation and amortization expense on real property	13,319	13,293	26,637	26,571
Depreciation and amortization expense on discontinued operations	–	149	149	298
Funds from operations	$19,294	$12,195	$28,102	$23,056

Weighted average number of common shares outstanding, basic and diluted	47,974	44,763	47,705	44,572
Weighted average number of OP units outstanding	156	263	156	263
Weighted average number of common shares and OP units outstanding, diluted	48,130	45,026	47,861	44,835

Net income (loss) per common share, basic and diluted	$0.12	$(0.03)	$0.03	$(0.09)
Funds from operations per share	$0.40	$0.27	$0.59	$0.51

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.”  Our overall portfolio leverage as of June 30, 2009 was approximately 76.9%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and have begun and expect to continue to do so in 2009.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through June 30, 2009, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  As of June 30, 2009, we have financed on a long-term fixed rate basis an aggregate of approximately $1.78 billion of assets in portfolio with third party mortgage debt of $950.8 million and term financings of $382.5 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.05 per share of common stock in each of the quarters ended March 31, 2009 and June 30, 2009.  We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the quarters ended March 31, 2009 and June 30, 2009.

Short-Term Liquidity and Financing.

We expect that our short-term liquidity requirements will be met generally through our available cash and cash equivalents, cash provided by operations, and, to the extent we make new investments, through revolving loan borrowings under our credit agreement with Wachovia Bank discussed below.  We expect that our short-term liquidity requirements will also be met through a portion of the proceeds from any issuances of debt and/or equity capital.  Our ability to issue debt or equity capital is currently being adversely impacted by the factors discussed under “Business Environment” above.  As of June 30, 2009, we had $17.0 million in available cash and cash equivalents.  As of August 5, 2009, we had $24.0 million in available cash and cash equivalents.

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

The credit agreement is for a term of two years with a one-year extension option at our option provided we meet certain conditions (including reducing our borrowings to $135 million by the scheduled maturity date in April 2010).  We can prepay our borrowings under the facility in whole or in part at any time (subject to a $1 million minimum) without any penalty or premium.  Subject to certain exceptions, we are required to use a portion of our future debt or equity issuances to prepay borrowings under the facility.  We are required to pay interest on our borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.

In connection with the financing transaction, we also agreed to consolidate our existing lending arrangements with Wachovia Bank into this facility and, as a result, our prior $250 million repurchase agreement and a $30 million revolving loan agreement were terminated.  Our borrowings under the facility are secured by the same collateral that previously secured our obligations under the repurchase agreement and $30 million revolver, which includes a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island.  Our obligations under the credit agreement are also fully recourse to all of our other assets.  In the event Wachovia determines in its sole discretion that the value of our collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require us to prepay a portion of our borrowings, provided that Wachovia may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.  As of June 30, 2009, we had $5.3 million borrowed against collateral classified as CMBS securities by Wachovia.

We are required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8 million, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

We had $158.8 million outstanding as of June 30, 2009 under our Wachovia credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $51.5 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $138.4 million, CMBS investments with a carry value of $17.0 million and a single owned property with a carry value of $41.3 million.

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

Through June 30, 2009, our primary capital issuances have been our initial public offering of common stock in March 2004 (net proceeds of $221.8 million), a Series A preferred stock issuance in October 2005 (net proceeds of $33.7 million), trust preferred debt issued in December 2005 (net proceeds of $29.9 million), a follow-on common stock offering in each of May 2006 and May/June 2007 (net proceeds of $57.3 million and $104.8 million, respectively), and a $75.0 million 7.50% Convertible Senior Note offering in October 2007 (net proceeds of $72.8 million).  Through July 2009, we have repurchased $22.6 million of the convertible senior notes at an aggregate price of $10.7 million, or a 52.4% discount from the face amount of the notes.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan.  The plan provides us with an additional source of equity capital.  The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion).  Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion.  We did not issue any shares of common stock through the plan during the six months ended June 30, 2009.  During the six months ended June 30, 2008, we issued 121,280 shares of common stock through the plan at an average price of $7.84 per share.  As of June 30, 2009, we have reserved an aggregate of 2,665,504 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

We sold an aggregate of 152,600 shares of common stock through at the market public sales in the quarter ended June 30, 2009.  Brinson Patrick Securities Corporation acted as our agent for these sales pursuant to a sales agreement we entered into with them in August 2005 and received a sales commission of 3% on the sales.  The shares were issued pursuant to our shelf registration statement.  We raised net proceeds of approximately $0.4 million and we used the proceeds to repurchase our outstanding debt.

We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy.  Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.  As of June 30, 2009, we have an effective shelf registration statement under which we can offer an aggregate of $489.5 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time, including an aggregate of 2,086,500 shares of common stock reserved for sale under the Brinson Patrick sales agreement.

Long-Term Mortgage Financings.

During the quarter ended June 30, 2009, we did not obtain any new mortgage financings.

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

We also completed an entirely fixed rate CDO financing in March 2005.  We aggregated approximately $300 million of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million of preferred equity through the securitization vehicle.  The assets serve as collateral for our obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto.  The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  Through October 2009, we expect to reinvest principal repayments on the underlying assets into qualifying replacement collateral.  The CDO notes have a stated maturity in January 2040, but are expected to mature in January 2015 when the notes become subject to an auction call procedure.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.67%.  Our CDO debt is non-recourse to us but is secured by the collateral assets.  We repurchased $5 million of our Class A CDO notes during the quarter ended June 30, 2009.

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

Statement of Cash Flows

Operating activities provided $25.7 million of cash during the six months ended June 30, 2009, primarily driven by net income as adjusted by various non-cash gains, losses, income and charges of $32.8 million, partially offset by increases in other assets of $5.9 million.  Operating activities provided $38.6 million of cash during the six months ended June 30, 2008, primarily driven by net (loss) as adjusted by various non-cash gains, income and charges of $33.8 million and decreases in other assets of $6.9 million, partially offset by decreases in accounts payable, accrued expenses and other liabilities of $2.5 million.

We recognize rental income on our owned properties on a straight line basis in accordance with SFAS 13.  As of June 30, 2009, this has resulted in the Company accruing $31.1 million, net, of rental income in excess of actual rents due under the various leases.  During the six months ended June 30, 2009, actual rents due under the leases exceeded rents on a straight-line basis by $1.4 million.  We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $52.5 million of cash during the six months ended June 30, 2009, which primarily resulted from net proceeds from the sale of loans of $21.3 million, net proceeds from the sale of owned properties of $20.9 million and net principal received on loans of $9.5 million and securities of $2.2 million.  Investing activities provided $6.1 million of cash during the six months ended June 30, 2008, which primarily resulted from principal received on loans of $3.1 million and securities of $1.8 million and a $1.2 million purchase price adjustment we received on two properties we purchased in 2005.

Cash used in financing activities during the six months ended June 30, 2009 was $69.6 million, which primarily resulted from net repayments of principal on debt of $54.9 million ($30.4 million on the Wachovia credit facility, $20.0 million, net, on property mortgages, and $4.5 million on the secured term loan with KBC Bank), $11.5 million used to repurchase our convertible senior notes and collateralized debt obligations, and dividends and distributions paid of $3.8 million.  Cash used in financing activities during the six months ended June 30, 2008 was $57.3 million, which primarily resulted from net repayments of principal on debt of $32.2 million (net of $24.8 million on the Wachovia repurchase agreement and credit facility, net of $4.6 million on property mortgages and $2.9 million on the secured term loan with KBC Bank), dividends and distributions paid of $19.3 million, and cash deposited to collateralize an open hedge position of $5.5 million.

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

See Note 11 in our consolidated financial statements included in this Form 10-Q for additional discussion of our hedging and risk management transactions.  As discussed above, we closed our only open hedge position during November 2008, and we had no open hedging and risk management transactions as of June 30, 2009.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2009, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of June 30, 2009:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$251,296	$253,407	6.83%	Various	$220,174
Commercial mortgage-backed securities (2)	157,755	200,587	7.47%	2009-2028	99,630
Structuring fees receivable	1,486	N/A	8.11%	2010-2020	1,486

Liabilities
Mortgage notes payable (4)	$950,836	$946,081	5.63%	2011-2022	$852,302
Collateralized debt obligations (4)	263,289	263,500	5.69%	2015	142,924
Credit facility (3)	158,818	158,818	3.50%	2010	158,818
Secured term loan (4)	119,221	119,221	6.02%	2018	72,223
Convertible senior notes (5)	50,375	53,944	10.91%	2012	32,760
Other long-term debt (6)	30,930	30,930	8.30%	2016	15,873

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

(5)
The carry value and effective financing rate on the convertible senior notes reflect the impact of FSP No. 14-1.  We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available.  The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates.  The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of June 30, 2009 are as follows:

	Expected Maturity Dates
	2009	2010	2011	2012	2013	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$7,519	$11,682	$12,907	$13,641	$10,806	$196,852
Commercial mortgage-backed securities	23,702	2,630	3,418	3,928	4,499	162,410
Structuring fees receivable	393	767	72	79	86	89
Mortgages on real estate investments	7,025	15,382	35,929	131,486	69,445	691,569
Collateralized debt obligations	(21)	24,913	11,452	12,163	12,300	202,482
Credit facility	9,958	148,860
Secured term loan	5,151	12,191	13,737	15,380	13,602	59,160
Convertible senior notes	(476)	(1,024)	(1,136)	53,011
Other long-term debt	–	–	–	–	–	30,930

The above table includes regularly scheduled principal amortization payments.  See Note 9 in our consolidated financial statements included in this Form 10-Q.  We expect that the reinvestment feature of our CDO will enable us to reinvest about $8 million of principal repaid on assets financed in the CDO into new assets in 2009, and we may apply this amount to assets financed on the credit facility.  Negative amounts with respect to our convertible senior notes represent amortization of the equity component of the instrument as measured in accordance with FSP No. 14-1.  Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the quarter ended June 30, 2009, to the legal proceedings to which we are a party as detailed in our Form 10-Q for the quarter ended March 31, 2009.

Item 1A.	Risk Factors

See Item 1A of our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 6, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in New York, New York on June 16, 2009.  44,830,451 shares of common stock, or 93.5% of our outstanding shares as of the April 2, 2009 record date, were represented in person or by proxy.

The six directors listed below were elected to a one-year term expiring in 2010.

	Number of Shares
	For	Withheld
Paul H. McDowell	44,264,725	565,726
William R. Pollert	43,641,572	1,188,879
Michael E. Gagliardi	43,693,797	1,136,654
Stanley Kreitman	42,924,959	1,905,492
Jeffrey F. Rogatz	43,731,641	1,098,809
Howard A. Silver	44,001,891	828,560

Amendments to our 2004 Stock Incentive Plan were approved: 33,369,154 votes in favor, 2,964,690 votes against and 8,496,606 shares abstained (including 8,388,767 broker non-votes).

The appointment of McGladrey & Pullen LLP as independent registered public accounting firm was ratified: 44,546,570 votes in favor, 165,408 votes against and 118,469 shares abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1
Amended and Restated CapLease, Inc. 2004 Stock Incentive Plan (Effective March 10, 2009) (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on April 17, 2009)

10.2	Form of Restricted Stock Award Agreement-Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on June 16, 2009)

10.3	Form of Restricted Stock Award Agreement-Executive Officers (incorporated herein by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on June 16, 2009)

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

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

CAPLEASE, INC.
Registrant

Date: August 6, 2009	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: August 6, 2009	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer