Form 10-Q
period 2009-09-30
CapLease, Inc.
filed 2009-11-06
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 6, 2009, there were 51,537,811 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2009 (unaudited) and December 31, 2008

(Amounts in thousands, except share and per share amounts)	As Of September 30, 2009	As Of December 31, 2008
Assets

Real estate investments, net	$1,446,555	$1,510,413
Loans held for investment, net	223,841	285,779
Commercial mortgage-backed securities	152,180	161,842
Cash and cash equivalents	41,231	8,439
Structuring fees receivable	1,291	1,863
Other assets	75,488	77,189
Total Assets	$1,940,586	$2,045,525

Liabilities and Equity

Mortgages on real estate investments	$947,732	$972,324
Collateralized debt obligations	263,300	268,265
Credit facility	129,188	189,262
Secured term loan	116,697	123,719
Convertible senior notes	49,216	66,239
Other long-term debt	30,930	30,930
Total Debt Obligations	1,537,063	1,650,739

Intangible liabilities on real estate investments	47,375	49,277
Accounts payable, accrued expenses and other liabilities	23,866	19,879
Dividends and distributions payable	3,296	711
Total Liabilities	1,611,600	1,720,606

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 51,537,811 and 47,391,790 shares issued and outstanding, respectively	515	474
Additional paid in capital	319,197	317,565
Accumulated other comprehensive (loss)	(25,692)	(28,118)
Total Stockholders' Equity	327,677	323,578
Non-controlling interest in consolidated subsidiaries	1,309	1,341

Total Equity	328,986	324,919
Total Liabilities and Equity	$1,940,586	$2,045,525

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Rental revenue	$34,592	$33,850	$102,342	$101,602
Interest income from loans and securities	7,621	8,662	23,592	26,519
Property expense recoveries	2,700	2,827	8,416	8,430
Other revenue	161	197	524	603
Total revenues	45,074	45,536	134,874	137,154
Expenses:
Interest expense	22,386	24,734	68,120	73,657
Property expenses	4,759	4,845	14,903	14,341
(Gain) loss on derivatives	–	(444)	–	1,418
Loss on investments	5,912	1,025	13,739	1,025
General and administrative expenses	2,596	2,776	7,750	9,018
General and administrative expenses-stock based compensation	550	621	1,570	1,682
Depreciation and amortization expense on real property	12,596	13,539	39,233	40,110
Loan processing expenses	76	80	232	207
Total expenses	48,875	47,176	145,547	141,458
Gain on extinguishment of debt	415	–	9,829	–
Loss from continuing operations	(3,386)	(1,640)	(844)	(4,304)
Income from discontinued operations	–	141	196	415
Net loss before non-controlling interest in consolidated subsidiaries	(3,386)	(1,499)	(648)	(3,889)
Non-controlling interest in consolidated subsidiaries	13	11	9	29
Net loss	(3,373)	(1,488)	(639)	(3,860)
Dividends allocable to preferred shares	(711)	(711)	(2,133)	(2,133)
Net loss allocable to common stockholders	$(4,084)	$(2,199)	$(2,772)	$(5,993)

Earnings per share:
Net loss per common share, basic and diluted	$(0.08)	$(0.05)	$(0.06)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	50,179	45,555	48,539	44,902
Dividends declared per common share	$0.05	$0.20	$0.15	$0.60
Dividends declared per preferred share	$0.51	$0.51	$1.52	$1.52

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2008	$33,657	$474	$312,187	$(28,118)	$–	$1,341	$319,541
Cumulative effect of new accounting treatment of convertible senior notes	–	–	5,378	–	–	–	5,378
Balance at December 31, 2008-as adjusted	33,657	474	317,565	(28,118)	–	1,341	324,919
Incentive stock plan compensation expense	–	–	1,570	–	–	–	1,570
Incentive stock plan grants issued and forfeited	–	11	(11)	–	–	–	–
Net loss	–	–	(639)	–	–	–	(639)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(9)	(9)
Issuance of common stock	–	30	10,250	–	–	–	10,280
Dividends declared-preferred	–	–	(2,133)	–	–	–	(2,133)
Dividends declared-common	–	–	(7,405)	–	–	–	(7,405)
Distributions declared-operating partnership units	–	–	–	–	–	(23)	(23)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	419	–	–	419
Increase in fair value of securities available for sale	–	–	–	1,411	–	–	1,411
Reclassification of derivative items into earnings	–	–	–	596	–	–	596
Balance at September 30, 2009	$33,657	$515	$319,197	$(25,692)	$–	$1,309	$328,986

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(639)	$(3,860)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	39,619	40,803
Stock based compensation	1,570	1,682
Amortization of above and below market leases	1,016	1,077
Loss (gain) attributable to non-controlling interest in consolidated subsidiaries	(9)	(29)
Gain on extinguishment of debt	(9,829)	–
Loss on investments	13,739	1,025
Loss on derivatives	–	1,418
Straight-lining of rents	5,825	3,775
Amortization of discounts/premiums, and origination fees/costs, net	(350)	(264)
Amortization of debt issuance costs and fair market value of debt issued or assumed	2,666	2,084
Changes in operating assets and liabilities:
Structuring fees receivable	572	529
Other assets	(7,068)	3,268
Accounts payable, accrued expenses and other liabilities	1,523	878
Deposits and escrows	1	(473)
Amounts due to servicer	–	(1)
Net cash provided by operating activities	48,636	51,912
Investing activities
Proceeds from sale of loans	41,206	–
Additions to loans held for investment	(790)	–
Principal received from borrowers	12,817	5,184
Purchase of commercial mortgage-backed securities	(496)	–
Proceeds from sale of securities available for sale	7,475	–
Principal amortization on commercial mortgage-backed securities	2,681	2,153
Proceeds from sale of real estate investments	6,544	–
Real estate improvements, additions, rebates and construction in progress	(794)	948
Purchases of furniture, fixtures, equipment and leasehold improvements	(5)	(19)
Net cash provided by investing activities	68,638	8,266
Financing activities
Repayments of repurchase agreement obligations	–	(232,867)
Borrowings from mortgages on real estate investments	1,164	1,046
Repayments of mortgages on real estate investments	(9,594)	(8,123)
Collateralized debt obligations repurchased	(2,881)	–
Borrowings from credit facility	–	210,392
Repayments on credit facility	(60,074)	(12,196)
Repayments on secured term loan	(7,022)	(4,273)
Convertible senior notes repurchased	(9,583)	–
Debt issuance costs	(6)	(1,783)
Escrows held with mortgage lender	212	600
Funds used in hedging and risk management activities	–	(8,502)
Common stock issued, net of offering costs	10,280	19,592
Distributions to non-controlling interest	(16)	(158)
Dividends paid on common and preferred stock	(6,962)	(28,925)
Net cash used in financing activities	(84,482)	(65,197)
Net increase (decrease) in cash and cash equivalents	32,792	(5,019)
Cash and cash equivalents at beginning of period	8,439	34,047
Cash and cash equivalents at end of period	$41,231	$29,028

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2009	2008

Supplemental disclosure of cash flow information
Cash paid for interest expense (excluding capitalized interest)	$64,217	$70,174
Distributions declared but not paid	8	31
Dividends declared but not paid	3,288	10,186

Supplemental disclosure of noncash operating, investing and financing information
Securities transferred to loans held for investment	$–	$24,453
Mortgage notes payable transferred on properties sold	14,400	–
Operating partnership units redeemed in exchange for common shares	–	1,014

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company.  Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition.  The Company accounts for properties that it intends to dispose of in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Codification Statement (“ASC”) 360-10-45 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).  All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Accounting for Real Estate

Real estate is carried on the Company’s Consolidated Balance Sheet at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are determined by the straight-line method over the remaining estimated economic useful lives of the properties.  The Company has allocated the purchase price of its owned properties to the following based on estimated fair values on the acquisition date:  land (no depreciation), building and improvements (depreciated over periods not exceeding 40 years), above-market leases (amortized as a reduction of base rental revenue over the remaining term of the respective lease), below-market leases (amortized as an increase to base rental revenue over the remaining initial term plus the term of any below-market renewal options of the respective lease), and in-place leases (amortized as a component of depreciation and amortization expense over the remaining initial term of the respective lease).  Direct costs incurred in acquiring properties are capitalized.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant renovations which extend the useful life of the properties are capitalized.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with FASB ASC 360-10-35-21 (formerly SFAS No. 144).  Upon determination of impairment, the Company would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  However, these estimates are highly subjective and could differ materially from actual results.  The Company recognized $2,853 of impairment losses on long-lived assets during the nine months ended September 30, 2009, related to an owned property sold in the second quarter of 2009.  See Note 6.  The Company recognized $354 of impairment losses on long-lived assets during the three and nine months ended September 30, 2008, related to a property it owns in Wyomissing, Pennsylvania leased to Cott Corporation.

FASB ASC 360-10-45-9 and 360-10-45-14 (formerly SFAS No. 144) also requires that long-lived assets and related liabilities that meet various criteria be classified as held for sale and presented separately in the Consolidated Balance Sheet.  The operating results of these assets are reflected as discontinued operations in the Consolidated Statement of Operations.  The Company reclassified the owned property it sold in the second quarter of 2009 as held for sale at March 31, 2009, and as a result the operating results from this property have been reclassified as discontinued operations.  See Note 6.

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

In accordance with FASB ASC 948-310-35-1 (formerly SFAS No. 65, Accounting for Certain Mortgage Banking Activities), loans that the Company expects to sell, if any, are classified as held for sale and carried at lower of cost or market value.  As of September 30, 2009, the Company had not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component under FASB ASC 310-10-35-10 (formerly SFAS No. 5, Accounting for Contingencies), and an asset-specific component under FASB ASC 310-10-35-16 (formerly SFAS No. 114, Accounting by Creditors for Impairments of a Loan).  The general reserve component covers performing loans and in accordance with FASB ASC 310-10-35-10 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  As of September 30, 2009, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with FASB ASC 310-10-35-16, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of September 30, 2009, the Company had an asset-specific loan loss reserve of $444 on a single impaired loan.  See Note 4.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

Commercial Mortgage-Backed Securities

The Company designates its commercial mortgage-backed securities and other real estate securities (“CMBS”) investments pursuant to FASB ASC 320-10 (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities).  FASB ASC 320-10 creates two classifications that are relevant with respect to the Company’s securities investments:

•
“Held to maturity” are those securities that the Company has the positive intent and ability to hold until maturity.  Under FASB ASC 320-10-25-1, securities classified as held to maturity are presented at cost plus the amortization of any premiums or discounts.  For a security transferred into the held to maturity category, the security is recorded at estimated fair value on the date of transfer, with any unrealized gain or loss amortized against the related fair value adjustment recorded as a component of Other Comprehensive Income (Loss) within Stockholders’ Equity over the expected term of the security using the effective interest method.

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

The Company estimates fair value on all securities investments quarterly, and unrealized losses that in the judgment of management are “other-than-temporary” are charged against earnings as a loss on the Consolidated Statement of Operations.  In estimating other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood and expected timing of any default, (2) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  During the three and nine months ended September 30, 2009, the Company had losses on securities charged to the Statement of Operations of $0 and $133, respectively.  The Company had no losses on securities charged to the Statement of Operations during the three and nine months ended September 30, 2008.

Deferred Origination Fees and Costs

In accordance with FASB ASC 310-20-25-2 (formerly SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases), the Company defers the recognition of fees and expenses associated with the origination of its loans held for investment.  These items include lender fee income, rate lock income, direct loan origination costs, certain legal fees, insurance costs, rating agency fees and certain other expenses.  Deferred fees and costs are recognized as an adjustment to the effective yield over the life of the related asset.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

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

Revenue Recognition

Rental revenue on real estate is recognized in accordance with FASB ASC 840-20-25-1 (formerly SFAS No. 13, Accounting for Leases).  Rental revenue is recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.  This includes the effects of rent steps and rent abatements under the leases.

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

Earnings per Share

In accordance with FASB ASC 260-10-15 (formerly SFAS No. 128, Earnings per Share), the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 4,653,228 and 5,142,024, respectively, for the three and nine months ended September 30, 2009.  For each of the 2008 periods, the number of weighted average common shares not included was 6,627,780.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2009 and September 30, 2008 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net loss allocable to common stockholders	$(4,084)	$(2,199)	$(2,772)	$(5,993)
Weighted average number of common shares outstanding, basic and diluted	50,179	45,555	48,539	44,902
Loss per share, basic and diluted	$(0.08)	$(0.05)	$(0.06)	$(0.13)
Non-vested shares included in weighted average number of shares outstanding above	1,803	932	1,803	932

Subsequent Events

In accordance with FASB ASC 855-10 (formerly SFAS No. 165, Subsequent Events), the Company performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

Recently Issued Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP beginning on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The Codification was effective for the Company on September 30, 2009.  The Company’s adoption of the Codification did not have an impact on its financial condition or results of operations.  However, because the Codification completely replaced existing standards, it did affect the way U.S. GAAP is referenced within the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance (formerly SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The guidance will be effective for the Company on January 1, 2010.  The Company is currently evaluating the impact that the guidance will have on its financial condition and results of operations.

 In June 2009, the FASB issued new accounting guidance (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance will be effective for the Company on January 1, 2010.  The Company is currently evaluating the impact that the guidance will have on its financial condition and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at September 30, 2009 and December 31, 2008:

	Sep 30, 2009	Dec 31, 2008
	Unaudited
Real estate investments, at cost:
Land	$190,571	$192,321
Building and improvements	1,260,335	1,278,025
Intangible assets under SFAS 141	181,833	186,568
Less: Accumulated depreciation and amortization	(186,184)	(146,501)
Real estate investments, net	$1,446,555	$1,510,413
Intangible liabilities on real estate investments:
Intangible liabilities under SFAS 141	$56,000	$56,000
Less: Accumulated amortization	(8,625)	(6,723)
Intangible liabilities on real estate investments, net	$47,375	$49,277

The Company did not complete any new real estate acquisitions or dispositions during the three months ended September 30, 2009, or the three months ended September 30, 2008.  The Company did sell one owned real property during the quarter ended June 30, 2009.  See Note 6.

The impact on rental revenue of the straight-line rent adjustment under FASB ASC 840-20-25-1 (formerly SFAS No. 13, Accounting for Leases) is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income.  Amounts for accrued rental income and deferred rental income as of September 30, 2009 and December 31, 2008, were as follows:

	Sep 30, 2009	Dec 31, 2008
	Unaudited
Accrued Rental Income	$30,219	$35,883
Deferred Rental Income	3,534	1,072

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and nine months ended September 30, 2009 and September 30, 2008, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Depreciation on real estate (included in depreciation and amortization expense)	$8,222	$8,299	$24,653	$24,696
Amortization of in-place leases (included in depreciation and amortization expense)	4,375	5,240	14,580	15,414
Amortization of above-market leases (included as a reduction of rental revenue)	962	962	2,887	2,887
Amortization of below-market leases (included as a component of rental revenue)	634	634	1,901	1,901

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

As of September 30, 2009, the Company’s weighted average amortization period on intangible assets was 7.9 years, and the weighted average amortization period on intangible liabilities was 25.8 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of September 30, 2009 was as follows:

	Intangible Assets	Intangible Liabilities
3 Months Ending December 31, 2009	$4,973	$634
2010	19,893	2,535
2011	19,181	2,535
2012	14,763	2,535
2013	9,091	2,400
Thereafter	40,128	36,736
	$108,029	$47,375

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

Loans held for investment at September 30, 2009 and December 31, 2008, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to high credit quality tenants.  As of September 30, 2009, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  Except as described below, as of September 30, 2009, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Sep 30, 2009	Dec 31, 2008
	Unaudited
Principal	$227,883	$283,912
(Discount) Premium	(2,641)	3,151
Cost basis	225,242	287,063
Allowance for loan losses	(944)	(500)
Carrying amount of loans	224,298	286,563
Deferred origination fees, net	(457)	(784)
Total	$223,841	$285,779

During the quarter ended September 30, 2009, the Company sold a long-term mortgage loan backed by a property leased to Koninklijke Ahold, N.V. and recorded a loss on sale of $3,807.  See Note 6.  The decision to sell the loan was driven primarily by the Company’s desire to reduce recourse debt.  The Company used the proceeds from the sale to repay principal outstanding under its credit agreement with Wachovia Bank by $14,314 and increase its cash on hand by $5,503.

As of September 30, 2009, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 (formerly SFAS No. 5) of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

At each of September 30, 2009 and December 31, 2008, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%.  At September 30, 2009 and December 31, 2008, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was approximately 6.8% and 6.8%, respectively.

As of September 30, 2009, the Company had one loan investment which is on non-accrual status and past due more than 90 days.  The loan has been classified as impaired in accordance with FASB ASC 310-10-35-16 (formerly SFAS No. 114).  The Company intends to account for any interest income it collects on the impaired loan on a cost-recovery basis.  A second loan which was classified as impaired as of June 30, 2009, was paid off at an amount approximately equal to the loan’s carry value during the three months ended September 30, 2009.  The Company performed an impairment analysis for the impaired loan as of September 30, 2009, and concluded that no loss reserve beyond the reserve of $444 recorded at June 30, 2009, was warranted.

The following tables summarize certain financial information with respect to the Company’s impaired loans, including the loan that was paid off during the quarter ended September 30, 2009:

			Average carrying amount
	Carrying Amount		For the three months ended September 30,		For the nine months ended September 30,
Borrower	9/30/2009	12/31/2008	2009	2008	2009	2008
Eden Hylan Seaview LLC	$–	$650	$457	$650	$585	$650
West End Mortgage Finance Fund I L.P.	1,000	6,154	1,000	6,539	2,319	6,615

	Interest Income Recognized
	For the three months ended September 30,2009		For the nine months ended September 30,2009		For the three months ended September 30,2008		For the nine months ended September 30,2008
Borrower	Accrual	Cash	Accrual	Cash	Accrual	Cash	Accrual	Cash
Eden Hylan Seaview LLC	$56	$171	$56	$171	$16	$–	$16	$–
West End Mortgage Finance Fund I L.P.	–	–	115	115	163	163	163	163

The above table includes interest income only for the period the loans were classified as impaired.  The loans were initially classified as impaired on July 1, 2008.

5.	Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at September 30, 2009:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	16	$155,760	$140,007	$150,022	$104,375	$551	$(46,198)
Available For Sale	8	36,411	12,173	22,942	12,173	-	(10,769)
Total	24	$192,171	$152,180	$172,964	$116,548	$551	$(56,967)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

A detailed schedule of the Company’s securities investments at September 30, 2009 follows:

		Sep 30, 2009
		Unaudited
BSCMS 1999 CLF1, Class E (rated D) Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	5,176
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	541
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	827
BACM 2006-4, Class H (rated BBB+) Face Amount	Held To Maturity	8,000
Banc of America 2007-1, Class C (rated BB) Face Amount (1)	Held To Maturity	500
CALFS 1997-CTL1, Class D (rated B-) Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	9,526
JP Morgan 2006-LDP9 (rated BB-) Face Amount (1)	Held To Maturity	200
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	11,081
Wachovia 2007-C30, Class AJ (rated AAA) Face Amount (1)	Held To Maturity	200
Wachovia 2007-C31, Class AJ (rated B+) Face Amount (1)	Held To Maturity	200
Wachovia 2007-C33, Class AJ (rated AAA) Face Amount (1)	Held To Maturity	200
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C (rated AA-) Face Amount	Held To Maturity	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	18,198
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB) Face Amount	Held To Maturity	8,283
Lucent 6.70% due 9/1/2020 (rated B+) Face Amount	Held To Maturity	35,754
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	22,092
Unearned Discount		(19,207)
Cost Basis		172,964
Net unrealized gain (loss) on securities		(20,784)
Total		$152,180

(1)	Purchased during the quarter ended September 30, 2009, for an aggregate purchase price of $496, plus accrued interest.

All credit ratings in the above table are as of September 30, 2009.

During the quarter ended September 30, 2009, the Company sold $9,500 face amount of available for sale securities backed by loans on two office buildings leased to Yahoo!, Inc. and recorded a loss on sale of $2,105.  See Note 6.  The decision to sell the securities was driven primarily by the Company’s desire to reduce recourse debt.  The Company used the proceeds from the sale to repay principal outstanding under its credit agreement with Wachovia Bank by $7,521.

Unrealized gains and losses on securities at September 30, 2009 and December 31, 2008, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Sep 30, 2009	Dec 31, 2008
	Unaudited
Unrealized gains on securities previously available for sale	$816	$878
Unrealized losses on securities previously available for sale	(10,831)	(10,095)
Unrealized gains on securities available for sale	–	1
Unrealized losses on securities available for sale	(10,769)	(13,397)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

The following table summarizes the Company’s securities in an unrealized loss position as of September 30, 2009.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities

In unrealized loss position less than 12 months	$20,142	$2,936	3
In unrealized loss position 12 or more months	86,035	54,031	13

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis.  Credit ratings on the 13 securities in a continuous unrealized loss position for more than 12 months range from  AAA to  D with a weighted average of  BBB- and those securities have a weighted average maturity of approximately 9.5 years.  The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses relate to market interest rate changes, and the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for a full recovery in fair value.  In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At September 30, 2009 and December 31, 2008, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.6% and 7.5%, respectively.

Structuring fees receivable of $1,291 and $1,863 at September 30, 2009 and December 31, 2008, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

6.	Assets Sold and Discontinued Operations

Quarter Ended September 30, 2009

During August 2009, the Company sold $9,500 of face amount of 6.65% pass through certificates backed by loans on two office buildings in Sunnyvale, California leased to Yahoo!, Inc.  At the time of the sale, the security was classified as available for sale.   In connection with the sale of this asset, the Company recognized a loss of $2,105 during the quarter ended September 30, 2009.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations.

During September 2009, the Company sold a $22,244 outstanding principal balance 7.90% long-term mortgage loan on a property in Danvers, Massachusetts backed by a Koninklijke Ahold N.V. lease.  In connection with the sale of this asset, the Company recognized a loss of $3,807 during the quarter ended September 30, 2009.  The loss was included in “Loss on Investments” in the Company’s Consolidated Statement of Operations.

Quarters Ended June 30, 2009 and March 31, 2009

During April 2009, the Company sold the OSHA technological laboratory facility in Sandy, Utah leased to the United States Government.  In connection with the sale of this property, the Company recognized a loss of $2,853 during the quarter ended March 31, 2009.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations.  In accordance with FASB ASC 205-20-45-1 (formerly SFAS No. 144), operating results from this property are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

7.	Fair Value

FASB ASC 825-10-50-10 (formerly SFAS No. 107, Disclosure about Fair Value of Financial Instruments) requires disclosure of fair value information about all of the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s Consolidated Balance Sheet.

For purposes of FASB ASC 825-10-50-10, substantially all of the Company’s assets and liabilities other than its owned property investments are classified as financial instruments.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable, accrued expenses and other liabilities, and dividends payable approximate their carrying values due to the short-term maturities of these items.

The carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	9/30/2009	12/31/2008	9/30/2009	12/31/2008	9/30/2009	12/31/2008
Assets:
Loans held for investment	$224,298	$286,563	$227,883	$283,912	$223,724	$262,647
Commercial mortgage-backed securities	152,180	161,842	192,171	202,382	116,548	119,083
Structuring fees receivable	1,291	1,863	N/A	N/A	1,291	1,863

Liabilities:
Mortgages on real estate investments	$947,732	$972,324	$943,260	$966,091	$857,642	$936,668
Collateralized debt obligations	263,300	268,265	263,500	268,500	144,210	116,592
Credit facility	129,188	189,262	129,188	189,262	129,188	189,262
Secured term loan	116,697	123,719	116,697	123,719	71,353	62,010
Convertible senior notes	49,216	66,239	52,444	71,760	43,848	28,329
Other long-term debt	30,930	30,930	30,930	30,930	15,965	11,152

The fair values indicated above are indicative of the interest rate and credit spread environment as of September 30, 2009 and December 31, 2008, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the tenant obligors under related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

Loans held for investment—The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Commercial mortgage-backed securities—The fair values of the securities reflect management’s best estimate and require a considerable amount of judgment and assumptions.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  The primary inputs evaluated by management are broker quotations, index pricing, market yields and credit spreads on securities with similar credit ratings and duration, collateral values, and liquidity of the security.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

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

Convertible senior notes —The carry value of convertible senior notes reflects the impact of new accounting guidance for the notes.  See Note 9.  The fair value is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates, and indications of market yields, where available.

Other long-term debt—The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157, Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its securities available for sale and any derivative assets and liabilities at fair value.

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability.  Classification is based on the lowest level of inputs that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.  As of September 30, 2009, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.  As of September 30, 2009, the Company has not classified any of its securities available for sale as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions.  As of September 30, 2009, the Company has classified all of its securities available for sale as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  The primary inputs evaluated by management are broker quotations (observable), index pricing (observable), market yields and credit spreads on securities with similar credit ratings and duration (observable), collateral values (observable), and liquidity of the security (unobservable).  These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions.  Broker quotes generally reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive and dislocated markets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

The table below presents the fair value of the Company’s securities available for sale as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.  As of September 30, 2009, the Company had no derivative assets or liabilities.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30,2009
Assets
Securities available for sale	$–	$–	$12,173	$12,173

The following table summarizes the change in the fair value for Level 3 items for the three and nine months ended September 30, 2009:

	Three months ended September 30, 2009	Nine months ended September 30,2009
	(unaudited)	(unaudited)
Securities available for sale
Beginning balance	$10,815	$13,483
Gains (losses) included in net income (loss)	-	(133)
Gains (losses) included in other comprehensive income	1,613	(492)
Amortization included in interest income	(52)	(176)
Settlements or repayments	(203)	(509)
Ending balance	$12,173	$12,173

8.	Other Assets

Other assets as of September 30, 2009 and December 31, 2008, consisted of the following:

	Sep 30, 2009	Dec 31, 2008
	Unaudited
Receivables and accrued interest	$10,177	$10,024
Prepaid expenses and deposits	2,462	1,198
Reserve accounts	18,845	12,889
Escrow held with mortgage lender	-	212
Funds with CDO trustee pending distribution or reinvestment	3,538	3,947
Restricted cash	262	44
Amounts held by servicer	243	356
Accrued rental income	30,219	35,883
Debt issuance costs, net	7,740	10,404
Investment in statutory trust	930	930
Other	1,072	1,302
Total	$75,488	$77,189

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

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

The credit agreement is for an initial term of two years (until April 2010) with a one-year extension option (until April 2011) at the Company’s option provided it meets certain conditions.  During September 2009, the Company satisfied the primary condition to extending the facility by reducing its borrowings to below $135,000.  The Company can prepay its borrowings under the facility in whole or in part at any time (subject to a $1,000 minimum) without any penalty or premium.  Subject to certain exceptions, the Company is required to use a portion of its future debt or equity issuances to prepay borrowings under the facility.  The Company is required to pay interest on its borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.  As of September 30, 2009, the Company’s weighted average effective financing rate on the credit agreement was approximately 2.9%.

The Company’s borrowings under the facility are secured by a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island.  The Company’s obligations under the credit agreement are also fully recourse to all of its other assets.  In the event Wachovia determines in its sole discretion that the value of the Company’s collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require the Company to prepay a portion of its borrowings, provided that Wachovia may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company is required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8,000, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

Amounts related to the Company’s credit agreement as of September 30, 2009 and December 31, 2008, were as follows:

	At September 30, 2009		At December 31, 2008
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
	(unaudited)	(unaudited)
Credit Agreement
Loans held for investment	$9,089	$12,463	$55,434	$78,071
Intercompany mortgage loans and investments in CapLease CDO	116,381	143,618	119,119	145,816
Commercial mortgage-backed securities	3,718	10,580	14,709	19,390
Owned property	–	40,503	–	44,398
Total	$129,188	$207,164	$189,262	$287,675

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

The following interest rates apply with respect to the Company’s credit agreement and repurchase agreement borrowings for the three and nine months ended September 30, 2009 and September 30, 2008:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	unaudited	unaudited	unaudited	unaudited
Weighted average effective financing rate	3.72%	5.84%	3.71%	5.39%
30-Day LIBOR rate	0.29%	2.47%	0.39%	2.89%

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt.  The Company’s mortgage notes payable are summarized in the following table:

	Sep 30, 2009		Dec 31, 2008			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
Abbott Laboratories, Waukegan, IL	$14,972	$14,972	$15,120	$15,120	5.11%	5.16%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.68%	Dec 2016
Allstate Insurance Company, Charlotte, NC	20,045	20,045	20,209	20,209	5.68%	5.71%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,341	21,341	21,516	21,516	5.68%	5.76%	Jan 2016
AmeriCredit Corp., Arlington, TX	27,802	27,507	28,148	27,828	5.28%	5.51%	Sep 2017
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.08%	Jul 2016
Aon Corporation, Glenview, IL	62,651	62,651	63,613	63,613	5.23%	5.75%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.55%	May 2017
Cadbury Schweppes Plc, Whippany, NJ	34,038	34,038	34,491	34,491	5.26%	5.34%	Mar 2015
Capital One Financial Corporation, Plano, TX	20,374	20,374	20,630	20,630	5.24%	5.29%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	29,347	29,347	30,080	30,080	5.30%	5.34%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.75%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.85%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.72%	Jan 2016
ITT Industries, Inc., Herndon, VA	41,011	41,011	41,301	41,301	5.33%	5.40%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.52%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	14,297	14,297	14,441	14,441	6.05%	6.11%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.37%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.65%	Aug 2012
Omnicom Group, Inc., Irving, TX	13,152	13,152	13,361	13,361	5.24%	5.30%	May 2013
Pearson Plc., Lawrence, KS	16,025	16,025	16,025	16,025	5.84%	5.95%	May 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.69%	Dec 2016
The Travelers Corporation, Hartford, CT	11,536	12,020	15,074	15,950	9.80%	5.53%	Sep 2011
The Travelers Corporation, Hartford, CT	15,090	16,051	13,925	15,159	10.76%	7.67%	Oct 2011
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.34%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.59%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	70,372	70,372	70,805	70,805	5.57%	5.59%	Mar 2016
United States Government (DEA), Birmingham, AL	11,280	11,280	11,280	11,280	5.23%	5.42%	Sep 2015
United States Government (EPA), Kansas City, KS	20,244	23,160	20,245	23,328	7.57%	5.45%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.68%	Nov 2016
United States Government (FBI), Birmingham, AL	18,800	18,800	18,800	18,800	5.23%	5.31%	Sep 2015
United States Government (NIH), N. Bethesda, MD	61,286	61,286	62,322	62,322	5.32%	5.56%	Sep 2015
United States Government (OSHA), Sandy, UT	–	–	14,470	15,361	6.28%	5.45%	Jan 2024
United States Government (SSA), Austin, TX	5,391	5,391	5,391	5,391	5.23%	5.46%	Sep 2015
United States Government (VA), Ponce, PR	5,452	5,630	5,867	6,078	7.30%	6.41%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,518	1,600	1,636	1,733	7.65%	6.04%	Oct 2016
Walgreen Co., Portsmouth, VA	2,832	2,978	2,937	3,098	7.20%	6.18%	Jul 2018
Total	$943,260	$947,732	$966,091	$972,324

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties.  See Note 3 regarding the separate and distinct nature of the Company’s SPEs.  The Company’s book value before accumulated depreciation and amortization on owned property investments encumbered with mortgage debt aggregated $1,431,351 at September 30, 2009, and $1,455,527 at December 31, 2008.

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO.  The CDO is an entirely fixed rate on-balance sheet financing.  The Company aggregated approximately $300,000 face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and initially issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle.  The assets serve as collateral for the Company’s obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters.  The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  The reinvestment period for the CDO which allowed the Company to reinvest principal payments on the underlying assets into qualifying replacement collateral will expire during October 2009.  The CDO notes have a stated maturity in January 2040, although the actual life of the notes could be substantially shorter.  The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.7%  The CDO debt is non-recourse to the Company but is secured by the collateral assets.  The following table summarizes the type and carry value of the assets posted as CDO collateral as of September 30, 2009.

Carry Value
Loans held for investment	$169,795
Intercompany mortgage loans on CapLease properties	37,024
Commercial mortgage-backed securities	82,393
Total	$289,212

During the nine months ended September 30, 2009, the Company repurchased $5,000 of the Class A CDO notes at a price of $2,825, plus accrued interest, or a 43.5% discount from the face of the notes.  The Company recorded a gain on extinguishment of the CDO debt during the nine months ended September 30, 2009 of $2,012.

Secured Term Loan

During December 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V.  Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs).  The loan is non-recourse to the Company, subject to limited non-recourse exceptions.  The following table summarizes the type and carry value of the assets pledged as collateral for the Company’s obligations under the loan as of September 30, 2009.

Carry Value
Loans held for investment	$41,539
Intercompany mortgage loans on CapLease properties	48,179
Commercial mortgage-backed securities	57,615
Total	$147,333

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

Convertible Senior Notes

During October 2007, CapLease issued $75,000 principal amount of 7.50% convertible senior notes due 2027.  The notes represent general unsecured recourse obligations of CapLease and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated.  The notes are jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis by four of CapLease’s subsidiaries, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp. and Caplease Credit LLC.

As of January 1, 2009, the Company adopted new accounting guidance (codified primarily at FASB ASC 470 and formerly FASB Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)) that retrospectively changed the accounting for the convertible senior notes.  The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue.

During December 2008, the Company agreed to repurchase $8,740 of the convertible senior notes at a price of $3,269, plus accrued interest on the notes, or a 62.6% discount from the face amount of the notes.  The repurchase of a total of $3,240 of notes was closed in December at a price of $1,179.  Inclusive of the impact of the new accounting guidance, the Company recorded a gain on extinguishment of debt of $1,713 in the year ended December 31, 2008.  The repurchase of the remaining $5,500 was closed in January at a price of $2,090.  The Company recorded a gain on extinguishment of debt in the quarter ended March 31, 2009 of $2,821.

During the quarter ended June 30, 2009, the Company repurchased $12,316 of the convertible senior notes at a price of $6,512, plus accrued interest on the notes, or a 47.1% discount from the face of the notes.  The Company recorded a gain on extinguishment of the convertible senior notes in the quarter ended June 30, 2009 of $4,581.

During the quarter ended September 30, 2009, the Company repurchased $1,500 of the convertible senior notes at a price of $949, plus accrued interest on the notes, or a 36.8% discount from the face of the notes.  The Company recorded a gain on extinguishment of the convertible senior notes in the quarter ended September 30, 2009 of $415.

The notes bear interest at an annual fixed rate of 7.50% and will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.  The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.2%.  The Company’s effective interest rate on the liability component of the instrument as measured under the new accounting guidance was 11.4% at September 30, 2009.

Holders may require CapLease to repurchase their notes, in whole or in part, on October 1, 2012, October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.

Trust Preferred Securities

In December 2005, the Operating Partnership issued $30,000 in aggregate principal amount of fixed/floating rate preferred securities through its wholly-owned subsidiary, Caplease Statutory Trust I.  The trust preferred securities represent an unsecured subordinated recourse debt obligation of the Company and require quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum.  The securities must be redeemed on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, beginning on January 30, 2011.  The Company’s effective financing rate on the trust preferred securities, inclusive of deferred issuance costs, is approximately 8.3% per annum.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of September 30, 2009, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
3 Months Ending December 31, 2009	$14,199	$–	$14,199
2010	54,555	118,230	172,785
2011	41,157	18,861	60,018
2012	41,127	169,444	210,571
2013	40,362	54,984	95,346
Thereafter	113,630	870,514	984,144
	$305,030	$1,232,033	$1,537,063

10.	Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of September 30, 2009 and December 31, 2008 consisted of the following:

	Sep 30, 2009	Dec 31, 2008
	Unaudited
Accounts payable and other liabilities	$1,530	$1,458
Accrued interest	8,859	8,571
Accrued expenses	4,703	4,862
Deferred rental income	3,534	1,072
Unearned rental income	5,240	3,916
Total	$23,866	$19,879

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt.  As of September 30, 2009, the Company had no open interest rate swap positions.

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

The Company had net income (expense) from derivatives of $444 and $(1,418) for the three and nine months ended September 30, 2008, related to hedge ineffectiveness on the interest rate swap position that was closed in November 2008.  These amounts are included in “(Gain) loss on derivatives” on the Company’s Consolidated Statements of Operations.

As of September 30, 2009, the Company had $4,909 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss).  Within the next twelve months, the Company estimates that $607 of net losses currently held within Accumulated Other Comprehensive Income (Loss) will be reclassified to earnings as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At September 30, 2009, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2009, CapLease had issued and outstanding 51,537,811 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock.

During the quarter ended September 30, 2009, CapLease issued an aggregate of 2,086,500 shares of common stock through its “at the market offering” program with Brinson Patrick Securities Corporation at an average price of $3.33 per share, for net proceeds of $6,955.  During the nine months ended September 30, 2009, CapLease issued an aggregate of 2,239,100 shares of common stock through its “at the market offering” program at an average price of $3.30 per share, for net proceeds of $7,397.  CapLease did not issue any shares or common stock through its “at the market offering” program during the quarter and nine months ended September 30, 2009.

During the nine months ended September 30, 2009, CapLease issued 807,661 shares of common stock through its dividend reinvestment and stock purchase plan at a price of $3.60 per share.  During the nine months ended September 30, 2008, CapLease issued 1,204,461 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $8.01 per share.

During the nine months ended September 30, 2009, CapLease issued 1,107,600 shares of common stock to its executive officers, directors and other employees pursuant to the Company’s stock incentive plan, including 531,805 shares in March 2009 and 575,795 shares in June 2009 after CapLease’s stockholders approved amendments to the plan increasing the number of shares authorized.  During March 2008, CapLease issued 393,950 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of September 30, 2009, the Company had outstanding awards for 2,890,455 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2007	12/31/2007	1/15/2008	$0.20	$8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949
6/30/2008	6/30/2008	7/15/2008	0.20	8,973
9/30/2008	9/30/2008	10/15/2008	0.20	9,475
3/31/2009	3/31/2009	4/15/2009	0.05	2,396
6/30/2009	6/30/2009	7/15/2009	0.05	2,433
9/30/2009	9/30/2009	10/15/2009	0.05	2,577

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2007	12/31/2007	1/15/2008	$0.5078125	$711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711
6/30/2008	6/30/2008	7/15/2008	0.5078125	711
9/30/2008	9/30/2008	10/15/2008	0.5078125	711
12/31/2008	12/31/2008	1/15/2009	0.5078125	711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711
6/30/2009	6/30/2009	7/15/2009	0.5078125	711
9/30/2009	9/30/2009	10/15/2009	0.5078125	711

14.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  On June 16, 2009, CapLease’s stockholders approved amendments to the stock incentive plan which, among other things, increased by 2,800,000 shares, to 5,123,000 shares, the number of shares authorized under the plan.  As of September 30, 2009, the Company had outstanding awards for 2,890,455 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2008 through the nine months ended September 30, 2009, is presented below:

	Number of Shares
Stock Awards at January 1, 2008	1,397,245
Granted During the Year Ended December 31, 2008	393,950	(1)
Stock Awards at January 1, 2009	1,791,195
Granted During the Period Ended September 30, 2009	1,107,600	(2)
Forfeited During the Period Ended September 30, 2009	(8,340)
Stock Awards at September 30, 2009	2,890,455

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

(2)
Shares are scheduled to vest between March 2010 and March 2014, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date.  Vesting of an aggregate of 523,572 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

A summary of the status of unvested shares from January 1, 2008 through the nine months ended September 30, 2009, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2008	692,582	446,731	$10.99
Current period awards	393,950	236,570	8.43
Prior period awards	N/A	79,799	8.43
Vested	(156,300)	(156,300)	11.00
Nonvested at January 1, 2009	930,232	606,800	9.66
Current period awards	1,107,600	688,741	2.23
Prior period awards	N/A	119,140	1.88
Vested	(226,809)	(226,809)	6.74
Forfeited	(8,340)	(8,340)	4.31
Nonvested at September 30, 2009	1,802,683	1,179,532	4.18

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

As the immediately preceding table indicates, not all Company share awards have been valued for purposes of FASB ASC 718-10-30 (formerly SFAS 123R (Revised 2004) − Share-Based Payment), as the Company’s stock awards include shares awarded with vesting dependent upon satisfaction of performance criteria and with the performance criteria on a portion of the shares to be determined in the future.  “Prior period awards” represent share awards made in a prior period which have been valued for purposes of FASB ASC 718-10-30 in the current period when the CapLease Compensation Committee determined the performance criteria.

As of September 30, 2009, $3,892 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014).  As of September 30, 2009, the grant date fair value for awards of 23,557 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 418,859 restricted shares made in 2009, has not yet been determined because the grant date (as defined under at FASB ASC 718-10-20 (formerly SFAS 123R (Revised 2004) − Share-Based Payment)) has not yet occurred.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2009 and September 30, 2008 is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Net loss	$(3,373)	$(1,488)	$(639)	$(3,860)
Increase (decrease) in fair value on securities available for sale	3,714	(4,248)	1,411	(7,253)
Amortization of unrealized loss on securities previously classified as available for sale	197	145	419	393
Decrease in fair value of derivatives	–	(3,283)	–	(3,295)
Reclassification of derivative items into earnings	165	(286)	596	1,889
Realized loss on derivatives	–	(1,018)	–	(2,249)
Comprehensive loss	$703	$(10,178)	$1,787	$(14,375)

FASB ASC 220-10-45-6 (formerly SFAS No. 130, Reporting Comprehensive Income) divides comprehensive income (loss) into “net income (loss)” and “other comprehensive income (loss).”  Other comprehensive income (loss) is defined as revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss).  Other comprehensive income (loss) is a component of Stockholders’ Equity and is shown on the Company’s Consolidated Statement of Changes in Stockholders’ Equity (fourth column).  The following table summarizes the Company’s Accumulated Other Comprehensive Income (Loss) as reported on the Consolidated Statement of Changes in Stockholders’ Equity.

	Sep 30, 2009	Dec 31, 2008

Net unrealized losses on securities available for sale	$(10,769)	$(13,396)
Net unrealized losses on securities previously classified as available for sale	(10,015)	(9,217)
Net realized losses on derivatives	(4,908)	(5,505)
Accumulated other comprehensive loss	$(25,692)	$(28,118)

16.	Non-Controlling Interests

As of January 1, 2009, the Company adopted new accounting guidance (codified at FASB ASC 810 and formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51) that classifies the portion of the equity that the Company does not own in the Operating Partnership as a non-controlling interest, rather than a minority interest.

During June 2006, the Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party.  All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the third party.  During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption.  The units of limited partnership do not have a liquidation preference.  During September 2008, the non-controlling interest holder redeemed 107,131 units for the same number of shares of CapLease common stock.  As of September 30, 2009, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

September 30, 2009 (unaudited)

17.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2009 to 2026.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2009 are as follows:

3 Months Ending December 31, 2009	$25,447
2010	118,059
2011	118,258
2012	117,098
2013	90,435
Thereafter	510,732
$980,029

18.	Segment Reporting

FASB ASC 280 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders.  FASB ASC 280-10-50 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance.  The Company conducts its business through two segments:  operating real estate (including its investments in owned properties) and lending investments (including its loan investments as well as its investments in securities).  For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations by segment for the three months ended September 30, 2009 and September 30, 2008, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008
Total revenues	$136	$136	$37,443	$36,873	$7,495	$8,526
Total expenses	5,061	5,812	33,037	35,498	10,777	5,865
Gain on extinguishment of debt	415	–	–	–	–	–
Income (loss) from continuing operations	(4,510)	(5,676)	4,406	1,375	(3,282)	2,661
Total assets	57,479	58,196	1,504,101	1,580,540	379,006	457,325

Selected results of operations by segment for the nine months ended September 30, 2009 and September 30, 2008, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008
Total revenues	$313	$713	$111,200	$110,587	$23,362	$25,854
Total expenses	15,603	17,931	104,031	104,594	25,914	18,933
Gain on extinguishment of debt	9,829	–	–	–	–	–
Income (loss) from continuing operations	(5,461)	(17,218)	7,169	5,994	(2,551)	6,920
Total assets	57,479	58,196	1,504,101	1,580,540	379,006	457,325

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2009 (unaudited)

19.	Subsequent Events

During October 2009, the Company extended the maturity date of the term loan component of the April 2008 credit agreement with Wachovia Bank until April 2011 while preserving its option to later extend the revolving loan component of the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing.

General

We are a diversified REIT that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants.  We focus on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance.   We also have made investments in single tenant properties where the owner has exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

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

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Our overall portfolio leverage as of September 30, 2009 was approximately 75.4%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and have begun and expect to continue to do so in 2009.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through September 30, 2009, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  We have also financed certain of our assets on a non-match-funded floating rate recourse credit agreement.

As discussed in greater detail under “Business Environment” below, the ongoing credit crisis has adversely impacted our company in a variety of ways, including by causing us to suspend growth, significantly curtailing our access to credit and capital on attractive terms and causing us to finance a portion of our long-term fixed rate assets on a non-match-funded, floating rate, recourse credit agreement.  In response to the crisis we have refocused our strategy in a number of ways, including by reducing our debt levels, selectively selling assets, intensively managing our portfolio and reducing our general and administrative expenses.  We do not know when conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.

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

•
causing a delay in the long-term fixed rate financing of the mortgage assets financed under our credit agreement with Wachovia Bank.  We expect credit market conditions to continue to impact our ability to obtain long-term fixed rate financing and, therefore, we cannot provide any assurance as to the timing or our ability to do so.  Further, to the extent we continue to finance a portion of our portfolio through the credit agreement with Wachovia Bank, that agreement is recourse to all of our other assets, we will continue to be subject to potential margin calls from the lender (primarily for credit events related to the assets financed) and we will be subject to interest rate risk as the borrowings are priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate.  Increases in LIBOR rates will cause our borrowing costs on the Wachovia credit agreement to increase.

•	causing us to sell selected assets to reduce debt and generate liquidity.

Dislocated credit spreads and limited market trading activity for real estate securities continue to result in depressed valuations on our real estate securities.  If these conditions do not improve, we may be subject to impairment losses on our securities investments in the future, and these losses may be significant.

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

Current economic conditions have contributed to unexpected bankruptcies and rapid declines in financial condition at a number of companies, particularly in the retail and financial sectors.  These conditions could cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or a material reduction in our revenue and cash flows.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2009.

Investment and Financing Activities

During each of the three months ended September 30, 2009, and September 30, 2008, we did not make any new portfolio investments, other than some nominal securities investments we made in the 2009 period through the reinvestment feature of our CDO.  We also did not complete any new asset financings during these periods.

Supplemental Information

Owned Properties

The occupancy rate on our owned properties as of September 30, 2009 was 99.8%.  The average annualized rent per square foot on our owned properties for the nine months ended September 30, 2009 was $13.88.  The average annual rent per square foot on our owned properties for the years 2008, 2007, and 2006, was $12.56, $12.06, and $14.70, respectively.

The following table sets forth certain information regarding scheduled lease expirations in our owned property portfolio as of September 30, 2009.

Year of Lease Expiration	Number of Expiring Leases (1)		Square Feet Subject to Expiring Lease	2008 Annual Gross Rent (in thousands)	Percent of Annual Rent (2)
2009	2	(3)	347,842	$9,450	7.3%
2010	6	(4)	444,025	6,690	5.2%
2011	1		130,000	6,044	4.7%
2012	16	(5)	2,745,009	22,340	17.2%
2013	14	(6)	320,491	5,720	4.4%
2014	1		88,420	744	0.6%
2015	5		598,039	7,862	6.1%
2016	8		1,127,586	13,159	10.1%
2017	13		1,242,727	15,545	12.0%
2018	2		112,089	1,668	1.3%
2019	2		189,993	5,423	4.2%
Thereafter	14		3,156,332	35,177	27.1%

(1)
On four of our owned properties, we have more than one tenant, including one owned property (United States Government (NIH)) where we also have multiple leases with the primary tenant expiring at different dates.

(2)	Represents lease expiration dates as a percentage of 2008 gross annual rent.
(3)	99% of the leases expiring in 2009 (by square footage) represent Factory Mutual Insurance Company property in Johnston, Rhode Island.
(4)	95% of the leases expiring in 2010 (by square footage) represent Qwest Corporation properties in Omaha, Nebraska.
(5)	100% of the leases expiring in 2012 (by square footage) represent Nestle Properties and the US Government (NIH) property.
(6)	100% of the leases expiring in 2013 (by square footage) represent the Choice property in Silver Spring, MD and Omnicom property in Irving, Texas.

With respect to certain of our owned properties, we own the improvements on the land and control the land through an estate for years with an option to enter into a ground lease at the expiration of the estate for years (Nestle, Qwest and Kroger properties).  For each of these properties, we also have an option to purchase the land at the expiration of the estate for years and on the last day of the primary term and each renewal term of the ground lease for fair market value.  If we exercise the purchase option, the fair market value will be agreed to by us and the seller or if the parties cannot agree determined through an appraisal process.  For two of our owned properties, we own the improvements on the land and control the land through a ground lease (Crozer-Keystone Health System and property in Johnston, Rhode Island formerly leased to Factory Mutual Insurance Company).  See “Item 1—Business” of our Form 10-K for the fiscal year ended December 31, 2008 for more detail in the tabular presentation of our owned property portfolio.  We can transfer our interest in all of these properties at any time and our interest in all of these properties will revert to the land owner at the expiration of the ground lease estate unless we have purchased the land or extended the leasehold estate.

Securities Investments

Our securities investments are collateralized by mortgage loan assets secured by properties located throughout the United States.  If one or more of the underlying loans in the securitization default, receipt of the scheduled payments on our securities may become dependent upon the recovery value of the related collateral.  In such an event, any economic downturn such as the current credit crisis or other adverse events or conditions in any location where we have a significant credit concentration could cause the recovery value of the related collateral to decline, and, therefore, could result in a material reduction of our cash flows or material losses to our company.

The following table summarizes the geographic concentrations of five percent or more within our securities portfolio as of September 30, 2009.

State	Allocated Cost Basis (in thousands)	Percentage
Colorado	$37,770	21.8%
New York	29,043	16.8%
California	28,350	16.8%

The weighted average life of our securities investments as of September 30, 2009 was 8.0 years.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended September 30, 2009 and September 30, 2008, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008
Total revenues	$136	$136	$37,443	$36,873	$7,495	$8,526
Total expenses	5,061	5,812	33,037	35,498	10,777	5,865
Gain on extinguishment of debt	415	–	–	–	–	–
Income (loss) from continuing operations	(4,510)	(5,676)	4,406	1,375	(3,282)	2,661
Total assets	57,479	58,196	1,504,101	1,580,540	379,006	457,325

Selected results of operations by segment for the nine months ended September 30, 2009 and September 30, 2008, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008
Total revenues	$313	$713	$111,200	$110,587	$23,362	$25,854
Total expenses	15,603	17,931	104,031	104,594	25,914	18,933
Gain on extinguishment of debt	9,829	–	–	–	–	–
Income (loss) from continuing operations	(5,461)	(17,218)	7,169	5,994	(2,551)	6,920
Total assets	57,479	58,196	1,504,101	1,580,540	379,006	457,325

Comparison of the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008

The following discussion compares our operating results for the quarter ended September 30, 2009 to the comparable period in 2008.

Revenue.

Total revenue decreased $0.5 million, or 1%, to $45.1 million.  The decrease was attributable to a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, increased a modest $0.6 million, or 2%, to $37.3 million, primarily reflecting the impact of two months of holdover rent on our property in Johnston, Rhode Island.  The tenant vacated the building and stopped paying rent in October 2009.

Interest income decreased $1.0 million, or 12%, to $7.6 million, primarily as a result of lower loan balances and lower interest rates on cash balances.

Expenses.

Total expenses increased $1.7 million, or 4%, to $48.9 million.  The increase in expenses was primarily attributable to higher investment losses in the 2009 period, offset in part by lower interest expense and various other expenses.

Interest expense decreased $2.3 million, or 9%, to $22.4 million, from $24.7 million.  The decrease in the 2009 period resulted primarily from $1.5 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2009 period), $0.5 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.2 million of lower interest expense on property mortgages and $0.1 million of lower interest expense on the secured term loan.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $148 million at 3.72% during the 2009 period (average 30-day LIBOR of 0.29%), compared with approximately $203 million at 5.84% during the 2008 period (average 30-day LIBOR of 2.47%).

Property expenses decreased $0.1 million, or 2%, to $4.8 million, reflecting slightly reduced expenses.  The net amount of property expenses we incurred (net of expense recoveries) was basically unchanged from the 2008 period.

We had gain on derivatives of $0.4 million in the 2008 period, compared with no hedge activity in the 2009 period.  During the 2008 period, delays in our anticipated long-term financing caused a portion of our hedge activity to be reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

We had losses on investments on $5.9 million in the 2009 period, reflecting losses on two assets we sold during the third quarter.  We had losses on investments of $1.0 million during the 2008 period, including a $0.7 million write-off of a mezzanine loan and a $0.4 million impairment charge on an owned property investment.  The 2009 losses are discussed at Notes 4, 5 and 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense decreased $0.2 million, or 6%, to $2.6 million, primarily reflecting higher legal expenses in the 2008 period related to our legal actions involving the real property we own in Johnston, Rhode Island.

General and administrative expense-stock based compensation decreased $0.1 million, or 11%, to $0.6 million.  The decrease was primarily a result of reduced amortization expense related to the vesting of prior year awards, offset in part by an additional year of stock awards and an increase in estimated vesting percentage in the 2009 period.  As of September 30, 2009, $3.9 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014).  As of September 30, 2009, the grant date fair value for awards of 23,557 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 418,859 restricted shares made in 2009, has not yet been determined because the grant date (as defined under at FASB ASC 718-10-20 (formerly SFAS 123R (Revised 2004) − Share-Based Payment)) has not yet occurred.

Depreciation and amortization expense on real property decreased $0.9 million, or 7%, from $13.5 million to $12.6 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled lease maturity in July 2009.

Gain on extinguishment of debt.

We had $0.4 million of non-cash gain on extinguishment of debt in the 2009 period, relating to the repurchase of $1.5 million of our convertible senior notes.  See Note 9.

Net loss.

Net loss increased $1.9 million, to $(3.4) million, from $(1.5) million, primarily as a result of the higher loss on investments in the 2009 period, offset in part by lower interest expense in the 2009 period.  Net income allocable to common stockholders was $(4.1) million in the third quarter of 2009, reflecting dividends to preferred stockholders of $0.7 million.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

The following discussion compares our operating results for the nine months ended September 30, 2009 to the comparable period in 2008.

Revenue.

Total revenue decreased $2.3 million, or 2%, to $134.9 million.  The decrease was attributable to a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, increased $0.7 million, or 1%, to $110.8 million.  The increase primarily reflects the impact of two months of holdover rent on our property in Johnston, Rhode Island.  The tenant vacated the building and stopped paying rent in October 2009.

Interest income decreased $2.9 million, or 11%, to $23.6 million, primarily as a result of lower loan balances, average cash balances and interest rates and an unexpected payment we received on an interest only bond during the 2008 period.

Expenses.

Total expenses increased $4.1 million, or 3%, to $145.5 million.  The increase in expenses was primarily attributable to higher loss on investments in the 2009 period, offset in part by lower interest expense, the loss on derivatives in the 2008 period and lower general and administrative expenses.

Interest expense decreased $5.5 million, or 8%, from $73.7 million to $68.1 million.  The decrease in the 2009 period resulted primarily from $3.6 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2009 period), $1.0 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.6 million of lower interest expense on property mortgages and $0.3 million of lower interest expense on the secured term loan.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $167 million at 3.71% during the 2009 period (average 30-day LIBOR of 0.39%), compared with approximately $208 million at 5.39% during the 2008 period (average 30-day LIBOR of 2.89%).

Depreciation and amortization expense on real property decreased $0.9 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled leased maturity in July 2009.

Property expenses increased $0.6 million, or 4%, to $14.9 million, reflecting increased expenses including costs paid to one of our tenants and real estate taxes.  The net amount of property expenses we incurred (net of expense recoveries) increased $0.6 million from the 2008 period.

We had loss on derivatives of $1.4 million in the 2008 period, compared with no hedge activity in the 2009 period.  During the 2008 period, delays in our anticipated long-term financing caused a portion of our hedge activity to be reported as current income (loss) on our Consolidated Statement of Operations rather than deferred as a component of equity on our Consolidated Balance Sheet.

We had losses on investments of $13.7 million in the 2009 period, including $5.9 million of losses on two assets that were sold in the third quarter of 2009.  The 2009 losses are discussed at Notes 4, 5 and 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense decreased $1.3 million, or 14%, to $7.7 million, primarily reflecting higher legal expenses in the 2008 period.

General and administrative expense-stock based compensation decreased $0.1 million, or 7%, to $1.6 million.  The decrease was primarily a result of reduced amortization expense related to the vesting of prior year awards, offset in part by an additional year of stock awards and an increase in estimated vesting percentage in the 2009 period.

Gain on extinguishment of debt.

We had $9.8 million of non-cash gain on extinguishment of debt in the 2009 period, relating to the repurchase of our convertible senior notes and CDO debt.

Net loss.

Net loss decreased  $3.2 million, to $(0.6) million, from $(3.9) million, primarily as a result of the gain on extinguishment of debt and lower interest expense in the 2009 period, offset in part by the higher loss on investments in the 2009 period.  Net loss allocable to common stockholders was $(2.8) million in the 2009 period, reflecting dividends to preferred stockholders of $2.1 million.

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

The following table reconciles our net loss allocable to common stockholders to FFO for the three and nine months ended September 30, 2009 and September 30, 2008.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Net loss allocable to common stockholders	$(4,084)	$(2,199)	$(2,772)	$(5,993)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(13)	(11)	(9)	(29)
Depreciation and amortization expense on real property	12,596	13,539	39,233	40,110
Depreciation and amortization expense on discontinued operations	–	149	149	447
Funds from operations	$8,499	$11,478	$36,601	$34,535

Weighted average number of common shares outstanding, basic and diluted	50,179	45,555	48,539	44,902
Weighted average number of OP units outstanding	156	239	156	255
Weighted average number of common shares and OP units outstanding, diluted	50,335	45,794	48,695	45,157

Net loss per common share, basic and diluted	$(0.08)	$(0.05)	$(0.06)	$(0.13)
Funds from operations per share	$0.17	$0.25	$0.75	$0.76

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.”  Our overall portfolio leverage as of September 30, 2009 was approximately 75.4%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction, and lower leverage on new asset acquisitions.  As a result of market conditions, we began to reduce our debt levels during 2008 and have begun and expect to continue to do so in 2009.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through September 30, 2009, our long-term fixed rate asset financings have been in the form of traditional third party mortgage financings (on most of our owned real properties) and two term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  As of September 30, 2009, we have financed on a long-term fixed rate basis an aggregate of approximately $1.79 billion of assets in portfolio with third party mortgage debt of $947.7 million and term financings of $380.0 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.05 per share of common stock in each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

Short-Term Liquidity and Financing.

We expect that our short-term liquidity requirements will be met generally through our available cash and cash equivalents, cash provided by operations, and, to the extent we make new investments, through revolving loan borrowings under our credit agreement with Wachovia Bank discussed below.  We expect that our short-term liquidity requirements will also be met through a portion of the proceeds from any issuances of debt and/or equity capital.  Our ability to issue debt or equity capital is currently being adversely impacted by the factors discussed under “Business Environment” above.  As of September 30, 2009, we had $41.2 million in available cash and cash equivalents.  As of November 6, 2009, we had $37.3 million in available cash and cash equivalents.

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

The credit agreement is for an initial term of two years (through April 2010) with a one-year extension option (through April 2011) at our option provided we meet certain conditions.  During September 2009, we satisfied the primary condition to extending the facility by reducing borrowings under the facility to below $135 million.  During October 2009, we extended the maturity date of the term loan component of the agreement until April 2011 while preserving our option to later extend the revolving loan component.

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

Our borrowings under the facility are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island.  Our obligations under the credit agreement are also fully recourse to all of our other assets.  In the event Wachovia determines in its sole discretion that the value of our collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require us to prepay a portion of our borrowings, provided that Wachovia may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.  As of September 30, 2009, we had $4.7 million borrowed against collateral classified as CMBS securities by Wachovia.

We are required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8 million, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

We had $129.2 million outstanding as of September 30, 2009 under our Wachovia credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $12.5 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $143.6 million, CMBS investments with a carry value of $10.6 million and a single owned property with a carry value of $40.5 million.

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

Our primary long-term liquidity requirement is repayment of our debt obligations.  We intend generally to manage our debt maturities by refinancing or repaying the related debt at maturity.  We expect to utilize a combination of (i) cash on hand, (ii) cash from sales of assets which may include the collateral for the debt, and (iii) cash from future debt or equity capital raises to fund any liquidity needed to satisfy these obligations.  These actions, however, may not enable us to generate sufficient liquidity to satisfy our borrowings and, therefore, we cannot provide any assurance we will be able to refinance or repay our debt obligations as they come due.  Our ability to refinance debt, sell assets and/or raise capital on favorable terms will be highly dependent upon prevailing market conditions.  See “Item 1A—Risk Factors—Our use of debt financing could have a material adverse effect on our financial condition.” in our most recent Annual Report on Form 10-K.

We have two recourse debt obligations that will mature over the next few years.  Our credit agreement with Wachovia Bank is scheduled to mature in April 2011 and our convertible senior notes can be called for repurchase at the option of the note holders at 100% of the principal amount of the notes in October 2012.  The credit agreement with Wachovia Bank is a secured borrowing agreement and the convertible senior notes are unsecured obligations.  With respect to the Wachovia Bank agreement, we have begun and will continue to seek a longer-term extension or refinancing of this facility with Wachovia.  We may also seek to refinance this facility with a variety of other lenders.  With respect to the convertible notes, we will continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at maturity.

While we believe we will be successful in either refinancing or repaying these obligations at or prior to maturity, we cannot provide any assurance we will be able to do so.  If we are unsuccessful in refinancing these obligations, we may not have sufficient liquidity to repay the debt in full at maturity.  Our failure to do so is a default under the debt and could materially adversely affect our financial condition and operating results in a variety of ways.  For example, if we default under the Wachovia agreement, the bank could foreclose on its collateral causing us to lose some of our assets.  Wachovia and the convertible note holders also would have general recourse against our company if we default in our obligations to them.  In addition, each of these obligations is cross-defaulted with the other, meaning that a default under one obligation could result in the other lender accelerating the maturity of our obligations to them.

Sources of Equity Capital

We have implemented a dividend reinvestment and direct stock purchase plan and an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), each of which may be utilized by us from time to time to sell shares of our common stock and increase liquidity.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan.  The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion).  Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion.  During the nine months ended September 30, 2009, we issued 807,661 shares of common stock through the plan at a price of $3.60.  During the nine months ended September 30, 2008, we issued 1,204,461 shares of common stock through the plan at an average price of $8.01 per share.  As of September 30, 2009, we have reserved an aggregate of 1,857,843 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

In October 2009, we entered into a new sales agreement with Brinson Patrick Securities Corporation that permits us to issue and sell through Brinson Patrick, from time to time, up to 5,000,000 shares of our common stock, and Brinson Patrick agrees to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein.  We will pay Brinson Patrick a commission ranging from 1.5% to 2.0% of the gross sales price per share sold, depending upon the aggregate proceeds raised by them.  The sales agreement replaces the sales agreement dated as of August 15, 2005, between us and Brinson Patrick, which initially authorized the issuance and sale by us of up to 2,400,000 shares of common stock and had been fully utilized by us as of September 30, 2009.   We have no obligation to sell any shares of common stock pursuant to the sales agreement, and may at any time suspend solicitation and offers pursuant to the sales agreement or terminate the sales agreement.  To date, we have not sold any shares of common stock through the new sales agreement, although we reserve the right to elect to do so in our sole discretion at any time in the future.

We sold an aggregate of 2,086,500 shares of common stock through the “at the market offering” program at an average price of $3.33 per share, in the quarter ended September 30, 2009, and an aggregate of 2,239,100 shares of common stock at an average price of $3.30 per share, in the nine months ended September 30, 2009.  Brinson Patrick acted as our agent for these sales pursuant to the August 15, 2005 sales agreement with them and received a sales commission of 3% on the sales.  We raised net proceeds of approximately $7.4 million during the nine months ended September 30, 2009, and we used the proceeds to replenish cash that had been used to fund repurchases of outstanding debt.

As of September 30, 2009, we have an effective shelf registration statement under which we can offer an aggregate of $482.4 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time, including an aggregate of 5,000,000 shares of common stock reserved for sale under the October 2009 Brinson Patrick sales agreement. We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy.  Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Long-Term Mortgage Financings.

We have financed most of our owned properties through traditional mortgage financings provided through the commercial mortgage-backed securitization market.  We also have utilized the term financings described below to put incremental leverage on many of our owned properties.

During the quarter ended September 30, 2009, we did not obtain any new mortgage financings.

Our mortgage financings are all fixed rate financings.  The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly.  The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property.  The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity.  As described above, we cannot provide any assurance we will be able to refinance or repay these obligations at maturity and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions.  See “Business Environment” above and “Item 1A—Risk Factors” in our most recent Annual Report on Form 10-K.

Term Financings.

We have financed most of our loan and securities investments as well as a select number of our owned properties through the term financings described below.  As noted above, we have also utilized term financings to add additional leverage on our owned properties financed with mortgage debt.

In December 2007, we completed a $129.5 million original principal balance secured term loan.  Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  Our effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs).  The loan is non-recourse to us, subject to limited non-recourse exceptions.

We also completed an entirely fixed rate CDO financing in March 2005.  We aggregated approximately $300 million face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million of preferred equity through the securitization vehicle.  The assets serve as collateral for our obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto.  The net amount of the debt we initially issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  The reinvestment period for the CDO which allowed us to reinvest principal payments on the underlying assets into qualifying replacement collateral expired during October 2009.  The CDO notes have a stated maturity in January 2040, although the actual life of the notes could be substantially shorter.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.7%.  Our CDO debt is non-recourse to us but is secured by the collateral assets.  We reduced the debt outstanding under our CDO by repurchasing $5 million of our Class A CDO notes during the nine months ended September 30, 2009.

We have financed certain of our portfolio assets on a $250 million credit agreement we entered into with Wachovia Bank in April 2008.  See “Liquidity and Capital Resources—Short-Term Liquidity and Financing” above.  We drew a $210.4 million term loan under the agreement at closing which we have reduced to $129.2 million outstanding as of September 30, 2009.  Our borrowings are scheduled to mature in April 2011.  The agreement is a floating rate LIBOR based facility.  Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wachovia determines the value of our collateral has declined.  We intend to continue to pursue a variety of strategies for the assets financed on the facility, including obtaining longer-term financing, including long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered.  We expect credit market conditions to impact our ability to achieve these objectives and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $48.6 million of cash during the nine months ended September 30, 2009, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $53.6 million, partially offset by increases in other assets of $7.1 million.  Operating activities provided $51.9 million of cash during the nine months ended September 30, 2008, primarily driven by net (loss) as adjusted by various non-cash gains, income and charges of $47.7 million and decreases in other assets of $3.3 million.

We recognize rental income on our owned properties on a straight line basis in accordance with FASB ASC 840-20-25-1 (formerly SFAS No. 13, Accounting for Leases).  As of September 30, 2009, this has resulted in the Company accruing $26.7 million, net, of rental income in excess of actual rents due under the various leases.  During the nine months ended September 30, 2009, actual rents due under the leases exceeded rents on a straight-line basis by $5.8 million.  We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $68.6 million of cash during the nine months ended September 30, 2009, which primarily resulted from net proceeds from the sale of loans and securities of $48.7 million, net proceeds from the sale of owned properties of $6.5 million and net principal received on loans of $12.8 million and securities of $2.7 million.  Investing activities provided $8.3 million of cash during the nine months ended September 30, 2008, which primarily resulted from principal received on loans of $5.2 million and securities of $2.1 million.

Cash used in financing activities during the nine months ended September 30, 2009 was $84.5 million, which primarily resulted from net repayments of principal on debt of $75.5 million ($60.1 million on the Wachovia credit facility, $8.4 million, net, on property mortgages, and $7.0 million on the secured term loan with KBC Bank), $12.5 million used to repurchase our convertible senior notes and collateralized debt obligations, and dividends and distributions paid of $7.0 million, partially offset by proceeds from common stock issuances of $10.3 million.  Cash used in financing activities during the nine months ended September 30, 2008 was $65.2 million, which primarily resulted from net repayments of principal on debt of $46.0 million (net of $34.7 million on the Wachovia repurchase agreement and credit facility, net of $7.1 million on property mortgages and $4.3 million on the secured term loan with KBC Bank), dividends and distributions paid of $29.1 million, and cash deposited to collateralize an open hedge position of $8.5 million, partially offset by proceeds from common stock issuances of $19.6 million.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2009, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of September 30, 2009:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$224,298	$227,883	6.8%	Various	$223,724
Commercial mortgage-backed securities (2)	152,180	192,171	7.6%	2009-2028	116,548
Structuring fees receivable	1,291	N/A	8.1%	2010-2020	1,291

Liabilities
Mortgage notes payable (4)	$947,732	$943,260	5.6%	2011-2022	$857,642
Collateralized debt obligations (4)	263,300	263,500	5.7%	2015	144,210
Credit facility (3)	129,188	129,188	2.9%	2010	129,188
Secured term loan (4)	116,697	116,697	6.0%	2018	71,353
Convertible senior notes (5)	49,216	52,444	11.4%	2012	43,848
Other long-term debt (6)	30,930	30,930	8.3%	2016	15,965

(1)
This portfolio of loans bears interest at fixed rates.  We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available.  The maturity dates for the loans range from 2009 through 2033.

(2)
Commercial mortgage-backed securities represent subordinate interests in securitizations, as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans (collectively, CMBS).  Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers.  The notional values for the CMBS are shown at their respective face amounts.  The fair values of CMBS reflect management’s best estimate and require a considerable amount of judgment and assumptions.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  The primary inputs evaluated by management are broker quotations, index pricing, market yields and credit spreads on securities with similar credit ratings and duration, collateral values, and liquidity of the security.  Fair value for the structuring fees receivable is shown at our amortized cost for these items.  For the CMBS, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

(3)
Our credit facility bears interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value.  Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(4)
We estimate the fair value of mortgage notes on real estate investments, collateralized debt obligations and the secured term loan using a discounted cash flow analysis, based on our estimates of market interest rates.  For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.  The maturity date of the collateralized debt obligations of January 2015 reflects the first date the auction call mechanism in the notes is triggered and is used to compute the related fair value and weighted average effective interest rate.

(5)
The carry value and effective financing rate on the convertible senior notes reflect the impact of the new accounting guidance applicable to the notes.  See Note 9 in our consolidated financial statements included in this Form 10-Q.  We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available.  The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates.  The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of September 30, 2009 are as follows:

	Expected Maturity Dates
	2009	2010	2011	2012	2013	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$4,085	$11,193	$12,277	$12,884	$10,034	$177,410
Commercial mortgage-backed securities	23,324	2,494	3,248	3,721	4,252	155,132
Structuring fees receivable	198	767	72	79	86	89
Mortgages on real estate investments	3,921	15,382	35,929	131,486	69,445	691,569
Collateralized debt obligations	(10)	24,913	11,452	12,163	12,300	202,482
Credit facility	7,897	121,291
Secured term loan	2,627	12,191	13,737	15,380	13,602	59,160
Convertible senior notes	(235)	(991)	(1,099)	51,541
Other long-term debt	–	–	–	–	–	30,930

The above table includes regularly scheduled principal amortization and balloon payments due to maturity.  See Note 9 in our consolidated financial statements included in this Form 10-Q.  Negative amounts with respect to our convertible senior notes represent amortization of the equity component of the instrument as measured in accordance with the new accounting guidance applicable to the notes.  See Note 9 in our consolidated financial statements included in this Form 10-Q.  Negative amounts shown with respect to our collateralized debt obligations represent amortization of original issue discount.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the quarter ended September 30, 2009, to the legal proceedings to which we are a party as detailed in our Form 10-Q for the quarter ended March 31, 2009.

Item 1A.	Risk Factors

The following additional risk factor should be considered together with the other Risk Factors included at Item 1A of our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 6, 2009.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.

To maintain our status as a REIT, we must distribute annually at least 90% of our taxable income.  To the extent we satisfy this requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax and may be subject to a 4% nondeductible excise tax on our undistributed taxable income.  We generally intend to distribute each year all or substantially all of our taxable income so as to comply with the REIT requirements and to avoid federal income tax and nondeductible excise tax.

From time to time, we may generate less cash flow than taxable income, for example, if we are required to use cash income we receive from our assets to make principal payments on our indebtedness or due to timing differences in when we record income for tax purposes.

As a result of the foregoing, we may be required to take one or more of the following steps in order to comply with the REIT distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax:

•	sell assets in adverse market conditions;

•	borrow on unfavorable terms;

•	distribute amounts that would otherwise be invested in future investments, capital expenditures or repayment of debt;

•	distribute shares of our common stock rather than cash; or

•	utilize cash on hand to fund distributions.

Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends
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

CAPLEASE, INC.
Registrant

Date: November 6, 2009	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: November 6, 2009	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer