Form 10-K
period 2009-12-31
CapLease, Inc.
filed 2010-03-04
CIK 1057689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the common stock, $0.01 par value per share, of CapLease, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $128 million, based upon the closing price of $2.76 on the New York Stock Exchange on such date.

As of February 24, 2010, there were 53,429,211 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2010 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I.

Item 1.       Business.

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties.  Our actual results or outcomes may differ materially from those projected.  Important factors that we believe might cause such differences are discussed in Item 1A (Risk Factors) of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K.  In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We have two complementary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.  Tenants underlying our investments are primarily large public companies or their significant operating subsidiaries and governmental entities with investment grade credit ratings, defined as a published senior unsecured credit rating of BBB-/Baa3 or above from one or both of Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).  We also imply an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which we have obtained a private investment grade rating from either S&P or Moody’s, or (iii) are governmental entity branches or units of another investment grade rated governmental entity.

Our portfolio produces stable, high quality cash flows generated by long-term leases to primarily investment grade tenants.  As of December 31, 2009, we had an approximately $2.0 billion investment portfolio, including the following assets by type:

	Investment(1)
	(in thousands)	Percentage
Owned properties	$1,607,302	81.0%
Debt investments
Loans
Long-term mortgage loans	195,645	9.9%
Corporate credit notes	25,511	1.3%
Mezzanine and other investments	1,000	0.1%
Commercial mortgage loan securitizations	71,962	3.6%
Certificated mortgage loan investments	81,094	4.1%
Other	1,094	0.1%
Total	$1,983,608	100.0%
(1)  Here and elsewhere in Item 1 of this Form 10-K, references to our “Investment” represent our carry value for financial reporting purposes before depreciation and amortization.  With respect to our loan portfolio, we have adjusted our carry value to exclude a $0.5 million general loss reserve.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We did not make any new asset investments during the years ended December 31, 2009 and December 31, 2008, other than some nominal securities investments during the 2009 period through the reinvestment feature of our CDO.  As a result of market conditions, the focus of our portfolio activity during 2009 and 2008 was reducing primarily recourse debt and strengthening our balance sheet.  During this two-year period, we retired an aggregate of $189.2 million of principal on our debt, including $106.6 million of borrowings to Wachovia Bank.  During 2010, we expect to continue to strengthen our balance sheet through debt repayment and/or repurchase and also opportunistically resume portfolio growth as market conditions permit.

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

Multi-Tenant Properties

As described above and throughout this Annual Report on Form 10-K, we invest primarily in single tenant commercial real estate assets.  However, as a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each has either become or we expect will become over time no longer leased primarily by a single tenant.  The first property is located in Johnston, Rhode Island, was leased to Factory Mutual Insurance Company until October 31, 2009, and is now vacant.  The other two properties are located in Omaha, Nebraska and were formerly leased to Qwest Corporation.  As described in greater detail below, on December 31, 2009, we agreed to terminate our leases with Qwest and we assumed the existing subleases which had been entered into by Qwest.  We refer to these three properties as the “Multi-Tenant Properties” in this Form 10-K and have excluded them from certain of our statistical measures.  When we refer to our “Single Tenant Portfolio” in this Form 10-K, we mean our entire portfolio (e.g., all owned properties, loans and securities) other than the three Multi-Tenant Properties, and when we refer to our “Single Tenant Owned Property Portfolio” in this Form 10-K, we mean our owned property portfolio other than the three Multi-Tenant Properties.

Investment Strategy

We focus on the following core business strategies:

•
Investing in High Quality Cash Flows.  We invest primarily in owned real properties and real estate loans where the underlying tenant is of high credit quality.  As of December 31, 2009, approximately 91% of our Single Tenant Portfolio was invested in properties leased to investment grade or implied investment grade tenants and the weighted average underlying tenant credit rating on our Single Tenant Portfolio was A-.  Further, our top ten tenant exposures, which comprise approximately 50% of our entire portfolio, were all rated investment grade or implied investment grade and had a weighted average credit rating of A+.  As of December 31, 2009, our Single Tenant Portfolio had the following credit characteristics:

Credit Rating (1) (2)	Investment (in thousands)	Percentage
Investment grade rating of A- or A3 and above	$790,873	41.7%
Investment grade rating of below A- or A3	695,209	36.7%
Implied investment grade rating	247,101	13.0%
Non-investment grade rating	161,300	8.5%
Unrated (3)	1,652	0.1%
	$1,896,135	100.00%

(1)
Reflects the tenant’s or lease guarantor’s actual or implied S&P rating or equivalent rating if rated only by Moody’s, or in the case of our CMBS securities, actual ratings of the securities.  In addition to the Multi-Tenant Properties, table does not include a development property with a total investment of $1,025.

(2)
Four of our owned real properties within the Single Tenant Owned Property Portfolio where our aggregate investment is $269,124 are leased to more than one tenant and, for purposes of determining the underlying tenant’s credit rating on these properties, we have considered the credit rating of only our primary tenant.

(3)	Includes primarily our mezzanine and other investments as described under “Our Portfolio—Loan Investments.”

•
Long-Term Assets Held for Investment.  We invest in commercial real estate assets subject to long-term leases.  As of December 31, 2009, the weighted average underlying tenant remaining lease term on our Single Tenant Portfolio was approximately 9 years.  We intend to hold our assets for the long-term, capturing the stable cash flows that will be produced from the underlying high credit quality tenants.  On a limited and opportunistic basis, we may selectively sell assets, particularly the Multi-Tenant Assets.  During 2009, we began selectively selling assets in order to enable us to continue to reduce our debt and strengthen our liquidity position, and we may continue to do so in 2010.

•
Flexible Investment Approach.  We have the expertise and ability to invest at all levels of the capital structure of primarily single tenant properties.  Owned properties comprise approximately 81% of our current portfolio, and our target is to maintain a portfolio mix of 75% to 90% owned real estate, and 10% to 25% mortgage loans and other debt investments.  For properties that we own, in addition to high quality tenant credit quality, we also seek to invest in strong real estate locations that will appreciate in value over time.

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

•
Finance with Long-Term, Fixed Rate, Non-Recourse Debt.  We seek to borrow against, or finance, our assets with long-term, fixed rate, non-recourse debt, effectively locking in the spread we expect to generate on our assets and isolating the default risk to solely the asset or assets financed.  Our financing strategy allows us to invest in a greater number of assets and enhance our asset returns.  As a result of market conditions, the focus of our portfolio activity during 2009 and 2008 was reducing primarily recourse debt and strengthening our balance sheet.  During this two-year period, we retired an aggregate of $189.2 million of principal on our debt, including $106.6 million of borrowings to Wachovia Bank.  During 2010, we expect to continue to strengthen our balance sheet through debt repayment and/or repurchase and also opportunistically resume portfolio growth as market conditions permit.

Our Competitive Strengths

•
Established Investment and Portfolio Management Capabilities.  We have an experienced in-house team of investment professionals that source, structure, underwrite and close our transactions. In addition, we have developed an extensive national network of property owners, investment sale brokers, tenants, borrowers, mortgage brokers, lenders, institutional investors and other market participants that helps us to identify and evaluate a variety of single tenant investment opportunities.    Our senior management team is comprised of individuals with expertise in commercial real estate, credit capital markets, asset management and legal.

•
Experienced Senior Management Team.  Our senior management team has worked together for more than 15 years.  Over this period, we have built and maintain today a strong credit philosophy and underwriting discipline.  Since our initial public offering in March 2004, we have purchased $1.6 billion of single tenant properties.  Since 1996, we have originated and underwritten more than $4.0 billion in single tenant transactions, involving more than 500 properties with more than 100 underlying tenants.

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

Our Portfolio

Owned Properties

Owned properties comprise approximately 81% of our current portfolio.  All of our owned properties have been acquired since the closing of our initial public offering.  We invest in most commercial property types (e.g., office, warehouse, GSA and retail), and our investment underwriting includes an analysis of the credit quality of the underlying tenant and the strength of the related lease.  We also analyze the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market.  We believe that over time, the value of our owned real estate will appreciate.  For more detail on our underwriting process, please see “Underwriting Process” below.  We target properties that have one or more of the following characteristics:

•	included in primary metropolitan markets such as Philadelphia, Washington D.C., Chicago and New York/New Jersey;

•	fungible asset type that will facilitate a re-let of the property if the tenant does not renew;

•	barriers to entry in the property’s market, such as zoning restrictions or limited land for future development; and

•	core facility of the tenant.

As of December 31, 2009, we had an approximately $1.6 billion owned property portfolio.  We believe the strength of this portfolio is exhibited by the following:

•	approximately 10.4 million rentable square feet with 95.4% occupancy;

•	61 properties in 25 states and leases with 31 different tenants across the Single Tenant Owned Property Portfolio;

•	no tenant represents more than five percent of our entire portfolio, except Nestlé Holdings, Inc. at 10.0% and the United States Government at 9.7%;

•	97% investment grade or implied investment grade tenants in the Single Tenant Owned Property Portfolio;

•	weighted average tenant credit rating of A in the Single Tenant Owned Property Portfolio;

•	weighted average remaining lease term of approximately 8 years in the Single Tenant Owned Property Portfolio; and

•	well diversified portfolio by property type, geography, tenant and tenant industry.

The occupancy rate (at each year end) and average annual rent per square foot (for each of the years) for our owned property portfolio for each of the last three years were as follows:

	2009	2008	2007
Occupancy rate	95.4%	99.9%	99.8%
Average annual rent per square foot	$12.86	$12.56	$12.06

Property Type Diversification

The following pie chart summarizes the property types comprising our owned property portfolio as of December 31, 2009.

Tenant Industry Diversification

The following table sets forth certain information regarding the tenant industry concentrations in our owned property portfolio as of December 31, 2009.

Industry	Number of Tenants	Weighted Average Credit Rating (1)	Investment (2) (in thousands)	Percent of Total
Insurance	9	A	$300,573	19.4%
Food & Beverage	3	AA-	258,724	16.7%
Government	2	AAA	209,243	13.5%
Financial	5	BBB-	146,145	9.4%
Grocery	2	BBB	108,986	7.0%
Retail Department Stores	1	A	93,016	6.0%
Retail Jewelry	1	A-	77,640	5.0%
Engineering	3	BBB+	57,560	3.7%
Building Materials	1	A+	52,874	3.4%
Healthcare	3	AA-	49,084	3.2%
Communications	2	BBB+	47,499	3.1%
Hotel	1	BBB	46,424	3.0%
Automotive	1	BBB	27,266	1.8%
Retail Drug	2	A-	21,720	1.4%
Publishing	1	BBB+	20,837	1.3%
Telecommunications	1	BBB+	16,250	1.0%
Other	9	NR	17,231	1.1%
Total	47	A	$1,551,072	100.0%

(1)	Reflects actual or implied S&P rating (or equivalent rating if rated only by Moody’s) of tenant(s) or lease guarantor(s).

(2)
Does not include our Johnston, Rhode Island property or development property in Simi Valley, California neither of which is currently occupied by a tenant. Also does not include a portion of our investment attributed to vacant space in the Omaha, Nebraska properties.

Geographic Diversification

The following table sets forth certain information regarding the top twenty states where our owned properties are located as of December 31, 2009.

State	Number of Properties	Investment (in thousands)	Percent of Total
Pennsylvania	4	$205,937	12.8%
California	7	202,474	12.6%
New Jersey	3	131,123	8.2%
Maryland	4	128,292	8.0%
Texas	5	110,166	6.9%
Illinois	2	108,320	6.7%
Virginia	3	90,049	5.6%
Colorado	2	69,975	4.4%
Indiana	2	58,915	3.7%
Kansas	3	54,143	3.4%
Nebraska	2	43,492	2.7%
Rhode Island	1	42,956	2.7%
Washington	1	39,612	2.5%
Alabama	2	39,221	2.4%
Connecticut	1	37,685	2.3%
Georgia	4	36,348	2.3%
Tennessee	3	34,169	2.1%
Kentucky	5	33,614	2.1%
Wisconsin	1	29,165	1.8%
Florida	1	27,266	1.7%
Other	5	84,380	5.2%
Total	61	$1,607,302	100.0%

Lease Expirations

The following table sets forth certain information regarding scheduled lease expirations in our owned property portfolio as of December 31, 2009.

Year of Lease Expiration	Number of Expiring Leases (1)		Square Feet Subject to Expiring Lease	2009 Actual Annual Rent (in thousands)	Percent of Annual Rent (2)
2010	18	(3)	237,899	$4,064	3.5%
2011	1		130,000	6,044	5.1%
2012	17	(4)	2,822,437	20,019	17.0%
2013	16	(5)	333,284	6,595	5.6%
2014	1		88,420	769	0.7%
2015	5		598,039	8,109	6.9%
2016	8		1,127,586	13,382	11.4%
2017	11		1,122,727	15,675	13.3%
2018	2		112,089	1,668	1.4%
2019	2		189,993	5,556	4.7%
Thereafter	14		3,156,332	35,589	30.3%

(1)  On six of our owned properties, we have more than one tenant.

(2)  Represents lease expiration dates as a percentage of 2009 actual annual rent on all properties other than the Johnston, Rhode Island property which is currently vacant.

(3)  90% of the leases expiring in 2010 (by square footage) represent two properties in Omaha, Nebraska formerly leased to Qwest Corporation.

(4)  97% of the leases expiring in 2012 (by square footage) represent Nestle Properties and the US Government (NIH) property.

(5)  96% of the leases expiring in 2013 (by square footage) represent the Choice property in Silver Spring, MD and Omnicom property in Irving, Texas.

The following is a tabular presentation of our owned property portfolio as of December 31, 2009:

							(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Purchase Date	Lease Maturity (1)	Form of Ownership	2010 Estimated Annual Rent (2)	Purchase Price	Investment (3)

Abbott Laboratories	6480 Busch Blvd, Columbus, OH	Office	111,776	11/2004	10/2016	Fee	$1,010	$12,025	$12,065
Abbott Laboratories	1850 Norman Drive North, Waukegan, IL	Office	131,341	8/2005	8/2017	Fee	1,539	20,325	20,362
Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	Office	122,605	10/2006	11/2016	Fee	1,770	24,255	25,688
Allstate Insurance Company	401 McCullough Drive, Charlotte, NC	Office	191,681	12/2005	12/2015	Fee	2,063	27,172	27,236
Allstate Insurance Company	1819 Electric Road (aka State Hwy. 419), Roanoke, VA	Office	165,808	12/2005	12/2015	Fee	2,196	28,928	28,935
AmeriCredit Corp.	4001 Embarcadero Drive, Arlington, TX	Office	246,060	12/2006	8/2017	Fee	3,146	43,000	43,374
AMVESCAP PLC	4340, 4346 & 4350 South Monaco St., Denver, CO	Office	263,770	3/2006	10/2016	Fee	5,197	69,300	69,975
Aon Corporation (4)	1000 Milwaukee Ave, Glenview, IL	Office	412,409	8/2004	4/2017	Fee	6,975	85,750	87,958
Baxter International, Inc.	555 North Daniels Way, Bloomington, IN	Warehouse	125,500	10/2004	9/2016	Fee	790	10,500	10,779
Bunge North America, Inc.	6700 Snowden Road, Fort Worth, TX	Industrial	107,520	4/2007	4/2026	Fee	623	10,100	10,268
Cadbury Schweppes Plc	945 Route 10, Whippany, NJ	Office	149,475	1/2005	3/2021	Fee	3,655	48,000	50,231
Capital One Financial Corporation	3905 N. Dallas Parkway, Plano, TX	Office	159,000	6/2005	2/2015	Fee	2,207	27,900	31,175
Choice Hotels International, Inc. (5)	10720, 10750 & 10770 Columbia Pike, Silver Spring, MD	Office	223,912	11/2004	5/2013	Fee	5,315	43,500	46,424
County of Yolo, California	25 North Cottonwood Street, Woodland, CA	Office	63,000	1/2007	6/2023	Fee	1,023	16,400	16,857
Crozer-Keystone Health System	8 Morton Avenue, Ridley, PA	Medical Office	22,708	8/2004	4/2019	Ground Lease	435	4,477	5,879
CVS Corporation	100 Mazzeo Drive, Randolph, MA	Retail	88,420	9/2004	1/2014	Fee	771	10,450	14,101
Farmers Group, Inc.	3039-3041 Cochran Street, Simi Valley, CA	Office	271,000	1/2007	1/2017	Fee	3,009	41,812	41,879
Farmers New World Life Insurance Company	3003 77th Avenue Southeast, Mercer Island, WA	Office	155,200	12/2005	12/2020	Fee	2,595	39,550	39,612
ITT Industries, Inc.	12975 Worldgate Drive, Herndon, VA	Office	167,285	5/2005	3/2019	Fee	5,258	46,081	56,747
Johnson Controls, Inc.	6750 Bryan Dairy Road, Largo, FL	Warehouse	307,275	12/2006	8/2016	Fee	2,035	27,000	27,266
Koninklijke Ahold, N.V.	4001 New Falls Road, Levittown, PA	Retail	70,020	6/2006	4/2026	Fee	1,439	18,575	21,104
Lowes Companies, Inc. (6)	26501 Aliso Creek Rd., Aliso Viejo, CA	Retail	181,160	5/2005	8/2024	Fee	3,441	52,860	52,874
Multi-Tenant	1299 Farnam Street, Omaha, NE	Office	291,020	4/2007	Various	Estate for Years	1,520	30,097	31,866
Multi-Tenant	9394 West Dodge Road, Omaha, NE	Office	127,825	4/2007	6/2010	Estate for Years	931	10,785	11,626
Multi-Tenant (currently vacant)	1301 Atwood Avenue, Johnston, RI	Office	345,842	4/2007	N/A	Ground Lease	–	55,443	42,956
N/A (Development Property)	2423 Galena Avenue, Simi Valley, CA	Undeveloped Land	N/A	5/2007	N/A	Fee	–	1,000	1,025
Nestle Holdings, Inc.	555 Nestle Way, Breinigsville, PA	Warehouse	1,045,150	4/2007	12/2012	Estate for Years	6,301	74,215	85,938
Nestle Holdings, Inc.	2909 Pleasant Center Road, Fort Wayne, IN	Warehouse	764,177	4/2007	12/2012	Estate for Years	3,762	43,837	48,136
Nestle Holdings, Inc.	2 Nestle Way, Lathrop, CA	Warehouse	751,021	4/2007	12/2012	Estate for Years	4,007	52,357	64,151
Omnicom Group, Inc.	1660 North Westridge Circle, Irving, TX	Office	101,120	6/2005	5/2013	Fee	1,409	18,100	18,333
Pearson Plc.	3833 Greenway and 2201 Noria Road, Lawrence, KS	Office	194,665	4/2006	4/2021	Fee	1,455	20,750	20,837
T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	Office	69,287	11/2006	1/2017	Fee	1,378	16,195	16,250
The Kroger Co.	Various locations in KY (five), GA (four), and TN (two)	Retail	685,135	4/2007	1/2022	Estate for Years	5,056	64,037	87,882
The Travelers Corporation	200 Constitution Plaza, Hartford, CT	Office	130,000	4/2007	10/2011	Fee	6,162	33,628	37,685
Tiffany & Co.	15 Sylvan Way, Parsippany, NJ	Office/Warehouse	367,740	9/2005	9/2025	Fee	4,705	75,000	77,640
Time Warner Entertainment Company, L.P.	1320 North Dr. Martin Luther King Jr. Drive, Milwaukee, WI	Office	154,849	11/2006	12/2016	Fee	1,865	28,530	29,165
TJX Companies, Inc.	2760 Red Lion Road, Philadelphia, PA	Warehouse	1,015,500	3/2006	6/2021	Fee	6,215	90,125	93,016
United States Government (DEA)	1003 17th Street North, Birmingham, AL	GSA (US Government)	35,616	8/2005	12/2020	Fee	1,297	13,369	13,422
United States Government (EPA)	300 Minnesota Avenue, Kansas City, KS	GSA (US Government)	71,979	8/2005	3/2023	Fee	2,652	29,250	33,306
United States Government (FBI)	200 McCarty Avenue, Albany, NY	GSA (US Government)	98,184	10/2006	9/2018	Fee	1,312	16,350	17,217
United States Government (FBI)	1100 18th Street, North, Birmingham, AL	GSA (US Government)	96,278	8/2005	4/2020	Fee	2,770	21,850	25,799
United States Government (NIH) (7)	6116 Executive Bvd, N. Bethesda, MD	GSA (US Government)	207,055	9/2005	5/2012	Fee	7,404	81,500	81,868
United States Government (SSA)	1029 Camino La Costa, Austin, TX	GSA (US Government)	23,311	8/2005	2/2016	Fee	710	6,900	7,016
United States Government (VA)	Lot 37, Santiago De los Caballeros Avenue, Ponce, PR	GSA (US Government)	56,500	11/2004	2/2015	Fee	1,300	13,218	13,758
Walgreen Co.	4601 Westfield Avenue, Pennsauken, NJ	Retail Drug	18,500	11/2004	10/2016	Fee	297	3,089	3,252
Walgreen Co.	700 Frederick Blvd, Portsmouth, VA	Retail Drug	13,905	11/2004	7/2018	Fee	354	4,167	4,369

Total			10,401,584				$119,354	$1,511,752	$1,607,302

(1)
Except in the case of our Multi-Tenant Properties, includes lease maturity for our primary tenant.  Four of our owned properties within the Single Tenant Owned Property Portfolio are leased to more than one tenant (see footnotes (4) through (7) below).

(2)
Reflects scheduled base rent due for 2010 under our lease with the tenant or tenants.  Does not reflect straight-line rent adjustments required under generally accepted accounting principles (“GAAP”).  Also does not include expense recoveries or above or below market rent amortization adjustments required by GAAP.

(3)	Includes carry value of any related intangible assets under GAAP.

(4)	As of December 31, 2009, approximately 2% of the property was leased to one other tenant.

(5)	As of December 31, 2009, approximately 22% of the property was leased to six other tenants.

(6)	As of December 31, 2009, approximately 18% of the property was leased to two other tenants.

(7)	As of December 31, 2009, approximately 6% of the property was leased to three other tenants.

Estate for Years and Ground Leased Properties

With respect to certain of our owned properties, we own the improvements on the land and control the land through an estate for years with an option to enter into a ground lease at the expiration of the estate for years (Nestlé, Kroger and Omaha, Nebraska properties).  For each of these properties, we also have an option to purchase the land at the expiration of the estate for years and on the last day of the primary term and each renewal term of the ground lease for fair market value.  If we exercise the purchase option, the fair market value will be agreed to by us and the seller or if the parties cannot agree determined through an appraisal process.  For two of our owned properties, we own the improvements on the land and control the land through a ground lease (Crozer-Keystone Health System and vacant property in Johnston, Rhode Island).  We can transfer our interest in all of these properties at any time and our interest in all of these properties will revert to the land owner at the expiration of the ground lease estate unless we have purchased the land or extended the leasehold estate.  The approximate duration of our interest in these properties assuming the full estate for years term, if any, and all ground lease options are exercised, is as follows: Nestlé properties, 63 years; Kroger properties, 72 years; Omaha, Nebraska properties, 66 years; Crozer-Keystone Health System property, 37 years; and Johnston, Rhode Island property, 50 years.

Multi-Tenant Properties

We have classified three owned properties within our portfolio as Multi-Tenant Properties, one in Johnston, Rhode Island, and two in Omaha, Nebraska.

With respect to the property in Johnston, Rhode Island, the tenant vacated the property on October 31, 2009, and the building is now vacant.  We are actively marketing the building to prospective tenants.  We expect to re-let this property over time on a multi-tenant basis.

With respect to the two properties in Omaha, Nebraska, they have become or are in the process of becoming multi-tenant assets, as we agreed at December 31, 2009 to terminate the lease on each building with Qwest Corporation and we assumed the existing subleases which had been entered into by Qwest and which expire in June 2010.  We believe the lease termination transaction with Qwest provides us with the following benefits:

•	It is expected to have a positive impact on the cash rent we collect from the properties, as the rent under the various subleases exceeds that under our leases with Qwest.

•
It enabled us to secure immediate control of the properties, thus putting us in a stronger position to retain the existing subtenants and lease up vacant space prior to the scheduled lease maturity in June 2010.

•	It allowed us to settle Qwest’s end-of-lease obligations on favorable terms without a protracted dispute with Qwest.

The larger property in Omaha comprises about 291,020 square feet and is now approximately 67% occupied by 14 different tenants.  The smaller property comprises about 127,825 square feet and is now approximately 85% occupied by two different tenants.  We are actively working to retain the existing tenants and lease up vacant space in both buildings.

Loan Investments

Loan investments comprise approximately 11% of our current portfolio.  Our existing loan investments include long-term mortgage loans, corporate credit notes and a single mezzanine investment.  With the exception of the one mezzanine investment, all of our loans are secured by a first mortgage on the related property and an assignment of the tenant’s lease and rents.  Most of the loans we hold in portfolio are fully amortizing over the primary lease term of the underlying tenant, thus reducing our risk over time and eliminating the refinance risk associated with a balloon payment at maturity.  The following summarizes each type of loan we make.

Long-Term Mortgage Loans.  We make long-term fully or nearly fully amortizing loans secured by first mortgages on properties subject to long-term net leases (typically at least 15 years).  As of December 31, 2009, our portfolio included $195.6 million of long-term mortgage loans.

Corporate Credit Notes.  Our corporate credit notes represent one of two notes comprising a single first mortgage loan on a net lease property.  Through a process we have patented, we allocate the loan cash flows and establish priorities to the collateral among the two notes.  The corporate credit note will generally range from 10% to 20% of the full loan amount, is fully amortizing and has a junior claim on the real estate mortgage, but a senior claim on the rents in the event of a tenant bankruptcy and lease rejection.  We retain the corporate credit note in our portfolio and typically sell the related real estate note to a third party.  As of December 31, 2009, our portfolio included $25.5 million of corporate credit notes.

Mezzanine and Other Investments.  We also offer a variety of other loan and loan type products primarily to owners of single tenant properties, including mezzanine loans, bridge loans, development loans and preferred equity financings.  These investments are typically shorter term in nature and are often subordinate to other financing.  Our only mezzanine investment as of December 31, 2009 was $1.4 million of remaining principal on our indirect investment in franchise loans to YUM! Brands, Inc. franchisees.

As of December 31, 2009, we had an approximately $222.2 million loan portfolio.  We believe the strength of our loan portfolio is exhibited by the following:

•	weighted average remaining lease term on the underlying leases of approximately 17 years;

•	89% investment grade or implied investment grade underlying tenants;

•	loan investments on 63 properties in 25 states with 22 different underlying tenant obligors; and

•	weighted average underlying tenant credit rating of BBB+.

The following is a tabular presentation of our loan portfolio as of December 31, 2009:

							(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Coupon	Lease Expiration	Loan Maturity	Original Principal Balance	Principal Balance	Carry Value	Loan to Realty Value (1)

Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	Retail	13,383	6.50%	4/2024	11/2022	$2,108	$1,739	$1,739	64%
Bank of America, N.A.	Glenview, IL	Bank Branch	4,500	6.34%	12/2028	12/2028	4,317	4,273	4,273	75%
Bank of America, N.A.	Mt. Airy, MD	Bank Branch	4,500	6.42%	12/2026	12/2026	3,469	3,310	3,310	75%
Best Buy Co., Inc.	Chicago, IL	Retail	45,720	6.40%	3/2025	3/2025	18,522	17,062	17,062	88%
City of Jasper, Texas	Jasper, TX	Office	12,750	7.00%	12/2024	11/2024	1,736	1,549	1,510	78%
CVS Corporation	Asheville, NC	Retail Drug	10,880	6.53%	1/2026	1/2026	2,360	2,099	2,149	82%
CVS Corporation	Athol, MA	Retail Drug	13,013	6.46%	1/2025	1/2025	1,502	1,287	1,287	68%
CVS Corporation	Bangor, PA	Retail Drug	13,013	6.28%	1/2026	1/2026	2,521	2,143	2,111	77%
CVS Corporation	Bluefield, WV	Retail Drug	10,125	8.00%	1/2021	1/2021	1,439	1,143	1,228	67%
CVS Corporation	Evansville, IN	Retail Drug	12,900	6.22%	1/2033	1/2033	3,351	3,213	3,213	73%
CVS Corporation	Greensboro, GA	Retail Drug	11,970	6.52%	1/2030	1/2030	1,395	1,273	1,273	75%
CVS Corporation	Oak Ridge, NC	Retail Drug	10,880	6.99%	1/2025	8/2024	3,243	2,865	2,865	74%
CVS Corporation	Shelby Twp., MI	Retail Drug	11,970	5.98%	1/2031	1/2031	2,540	2,434	2,434	85%
CVS Corporation	Southington, CT	Retail Drug	10,125	8.26%	1/2020	1/2020	1,768	1,585	1,735	77%
CVS Corporation	Stow, OH	Retail Drug	10,125	8.26%	1/2020	1/2020	2,407	2,114	2,313	74%
CVS Corporation	Sunbury, PA	Retail Drug	10,125	7.50%	1/2021	1/2021	1,829	1,415	1,387	67%
CVS Corporation	Washington, DC	Retail Drug	7,920	8.10%	1/2023	1/2023	2,781	2,186	2,312	66%
CVS Corporation	Willimantic, CT	Retail Drug	10,125	8.26%	1/2023	1/2023	2,028	1,848	2,041	75%
Harris Bankcorp, Inc.	Chicago, IL	Bank Branch	4,750	6.81%	8/2025	8/2025	4,467	4,066	4,066	67%
Home Depot USA, Inc.	Chelsea, MA	Retail	117,034	5.36%	1/2036	1/2031	8,501	7,964	7,964	87%
Home Depot USA, Inc.	Tullytown, PA	Retail	116,016	6.62%	1/2033	1/2033	8,447	8,322	8,322	97%
Kohls Corporation	Chicago, IL	Retail	133,000	6.69%	5/2030	5/2030	48,270	45,862	45,862	89%
Koninklijke Ahold, N.V.	Bensalem, PA	Retail	67,000	7.24%	5/2020	5/2020	3,153	2,680	2,723	77%
Koninklijke Ahold, N.V.	North Kingstown, RI	Retail	125,772	7.50%	11/2025	11/2025	6,794	6,210	6,193	69%
Koninklijke Ahold, N.V.	Tewksbury, MA	Retail	58,450	7.50%	1/2027	1/2027	6,625	6,102	6,098	69%
Koninklijke Ahold, N.V.	Upper Darby Township, PA	Retail	54,800	7.29%	4/2024	4/2024	6,867	5,968	5,739	82%
Lowes Companies, Inc.	Framingham, MA	Retail	156,543	0.87%	10/2031	9/2031	5,545	5,564	1,399	82%
Lowes Companies, Inc.	Matamoras, PA	Retail	162,070	6.61%	5/2030	5/2030	7,208	6,984	6,984	93%
National City Bank	Chicago, IL	Bank Branch	5,274	5.89%	12/2024	12/2024	3,114	2,800	2,864	70%
Neiman Marcus Group, Inc.	Las Vegas, NV	Retail	167,000	6.06%	11/2022	11/2021	8,267	6,089	6,539	64%
United States Postal Service	Scammon Bay, AK	Post Office	2,080	7.05%	10/2021	10/2021	1,015	804	818	62%
University of Connecticut Health Center	Farmington, CT	Medical Office	100,000	6.34%	11/2029	11/2024	22,800	19,399	20,017	78%
Walgreen Co.	Dallas, TX	Retail Drug	14,550	6.46%	12/2029	12/2029	3,534	3,207	3,207	75%
Walgreen Co.	Montebello, CA	Retail Drug	14,414	6.10%	3/2030	2/2030	4,680	4,257	4,257	63%
Walgreen Co.	Nacogdoches, TX	Retail Drug	14,820	6.80%	9/2030	9/2030	3,649	3,427	3,427	67%
Walgreen Co.	Rosemead, CA	Retail Drug	12,004	6.26%	12/2029	12/2029	5,334	4,927	4,924	69%
							217,586	198,170	195,645

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	Retail Drug	16,475	6.50%	7/2028	9/2013	437	201	190	76%
Albertsons, LLC	Norwalk, CA	Retail Drug	14,696	6.33%	11/2028	12/2013	470	225	223	69%
Best Buy Co., Inc.	Olathe, KS	Retail	48,744	5.40%	1/2018	6/2013	1,779	792	774	69%
Best Buy Co., Inc.	Wichita Falls, TX	Retail	30,038	6.15%	1/2017	11/2012	743	274	268	66%
CVS Corporation	Clemmons, NC	Retail Drug	10,880	5.54%	1/2022	1/2015	285	164	160	57%
CVS Corporation	Commerce, MI	Retail Drug	10,880	5.85%	4/2025	5/2013	501	225	221	76%
CVS Corporation	Garwood, NJ	Retail Drug	11,970	6.12%	6/2025	8/2013	879	387	381	74%
CVS Corporation	Kennett Square, PA	Retail Drug	12,150	6.40%	1/2025	10/2012	857	302	296	76%
CVS Corporation	Knox, IN	Retail Drug	10,125	7.60%	1/2024	12/2011	322	86	86	62%
CVS Corporation	Rockingham, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	435	199	196	68%
CVS Corporation	Rutherford College, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	346	176	174	69%
Federal Express Corporation	Bellingham, WA	Warehouse	30,313	5.78%	10/2018	3/2015	362	229	226	65%
FedEx Ground Package System, Inc.	McCook, IL	Warehouse	159,699	5.89%	1/2019	2/2015	2,737	1,619	1,607	75%
FedEx Ground Package System, Inc.	Reno, NV	Warehouse	106,396	5.90%	9/2018	10/2014	1,374	769	764	71%
Hercules Incorporated	Wilmington, DE	Office	518,409	9.32%	5/2013	5/2013	20,000	17,086	17,086	76%
Lowes Companies, Inc.	N. Windham, ME	Retail	138,134	5.28%	1/2026	9/2015	1,140	758	748	79%
PerkinElmer, Inc.	Beltsville, MD	Office/Industrial	65,862	7.35%	11/2021	12/2011	707	186	186	69%
PerkinElmer, Inc.	Daytona Beach, FL	Office/Industrial	34,196	7.35%	11/2021	12/2011	321	84	84	66%
PerkinElmer, Inc.	Phelps, NY	Office/Industrial	32,700	7.35%	11/2021	12/2011	299	79	78	70%
PerkinElmer, Inc.	Warwick, RI	Industrial	95,720	7.68%	12/2021	1/2012	939	260	257	70%
Staples, Inc.	Odessa, TX	Retail	23,942	6.41%	6/2015	9/2012	408	157	153	65%
Walgreen Co.	Delray Beach, FL	Retail Drug	15,120	6.20%	1/2021	1/2013	595	225	224	66%
Walgreen Co.	Jefferson City, TN	Retail Drug	14,266	5.49%	3/2030	5/2015	786	479	479	82%
Walgreen Co.	Riverside, CA	Retail Drug	12,804	6.10%	10/2028	12/2013	571	271	268	69%
Walgreen Co.	Waterford, MI	Retail Drug	14,490	5.50%	1/2023	6/2013	953	395	382	71%
							38,246	25,628	25,511

Mezzanine and Other Investments
West End Mortgage Finance Fund I L.P.	Various	Other	N/A	10.00%	N/A	Delinquent	7,154	1,444	1,000	N/A
							7,154	1,444	1,000

Total							$262,986	$225,242	$222,156
(1)
All percentages have been rounded to the nearest whole percentage.  Loan to realty value is the ratio of the principal balance of the loan as of December 31, 2009 to the appraised value of the real estate that secures the loan at the time the loan was made.  The current value of the real estate may be different.  The loan to realty value for each corporate credit note includes the principal balance of the portion of the loan we have sold.

Commercial Mortgage-Backed and Other Real Estate Securities

As of December 31, 2009, real estate securities aggregated approximately $153.1 million, or approximately 8% of our portfolio.  We invest in commercial mortgage-backed securities, or CMBS, and other real estate securities.  Our CMBS investments include senior, subordinate and interest-only classes of primarily net lease loan securitizations or pass through trusts.  Our other real estate securities represent our pro rata investments in one or more first mortgage loans on properties net leased to a single tenant.  We believe we are well-positioned to evaluate net lease CMBS investments and other real estate securities due to our expertise with net lease loan assets and our experience in structuring CMBS transactions.  We structured four CMBS securitizations aggregating approximately $1.5 billion prior to our initial public offering.  As a result of our familiarity with the collateral included in these transactions, many of our CMBS investments to date have been made in classes of our prior securitizations.

The weighted average credit rating on our securities portfolio was BB as of December 31, 2009, with 38% of the portfolio rated investment grade or implied investment grade.  These statistics reflect the actual ratings on our CMBS securities and underlying tenant ratings on our other real estate securities.

Our CMBS and other real estate securities as of December 31, 2009 are summarized in the following table:

		(in thousands)
Security Description	CUSIP No.	Face Amount (1)	Carry Value	Coupon	Maturity Date

Investments in Commercial Mortgage Loan Securitizations
BACM 2006-4, Class H	05950WAT5	$8,000	$6,876	6.01%	Aug 2016
Banc of America 2007-1, Class C	059497AB3	500	156	5.56%	Feb 2017
BSCMS 1999 CLF1, Class E	07383FCC0	3,326	166	3.70%	May 2028
BSCMS 1999 CLF1, Class F	07383FCD8	251	–	6.41%	Sep 2025
CALFS 1997-CTL1, Class D	140281AF3	6,000	5,257	6.16%	Jan 2016
CMLBC 2001-CMLB-1, Class E	201736AJ4	9,526	9,661	7.87%	Jul 2022
CMLBC 2001-CMLB-1, Class G	201736AL9	9,526	4,837	7.87%	Feb 2023
CMLBC 2001-CMLB-1, Class H	201736AM7	11,907	1,943	6.25%	Mar 2024
CMLBC 2001-CMLB-1, Class J	201736AN5	6,383	470	6.25%	Oct 2025
JP Morgan 2006-LDP9	46629PAF5	200	90	5.41%	Dec 2016
NLFC 1999-LTL-1, Class E	63859CCL5	11,081	6,271	5.00%	Jan 2022
NLFC 1999-LTL-1, Class X (IO)	63859CCG6	5,055	2,975	0.52%	Jan 2024
Wachovia 2007-C30, Class AJ	92978QAJ6	200	87	5.41%	Feb 2017
Wachovia 2007-C31, Class AJ	92978TAJ0	200	88	5.66%	Apr 2017
Wachovia 2007-C33, Class AJ	92978NAK0	200	89	5.90%	Jul 2017
WBCMT 2004-C15 180D	929766YG2	15,000	14,958	5.59%	Nov 2012
WBCMT 2004-C15 180E	929766YH0	8,000	6,401	5.59%	Nov 2012
WBCMT 2006-C27, Class C	92977QAK4	11,000	10,548	5.89%	Aug 2016
BACMS 2002-2, Class V-1 (7-Eleven, Inc.)	05947UJE9	553	437	8.72%	Sep 2019
BACMS 2002-2, Class V-2 (Sterling Jewelers)	05947UJF6	845	652	8.68%	Jan 2021
		107,753	71,962

Investments in Certificated Mortgage Loan Transactions
CVS Corporation	126650BB5	18,058	17,218	5.88%	Jan 2028
Koninklijke Ahold, N.V. 7.82% Jan 2020	008686AA5	8,283	8,651	7.82%	Jan 2020
Lucent 6.70% due 9/1/2020	72817#AA6	35,754	34,949	6.70%	Sep 2020
Yahoo, Inc.	984332AC0	22,028	20,276	6.65%	Aug 2026
		84,123	81,094

Total		$191,876	$153,056
(1)	Represents face amount, or, in the case of the NLFC 1999-LTL-1, Class X (IO) bond, our cost basis.

The weighted average life of our securities portfolio as of December 31, 2009 was 8.1 years.

Portfolio Financing

Our strategy is to finance our assets with secured long-term fixed rate non-recourse debt at a positive spread to the yield on those assets.  We seek to finance our assets with non-recourse long-term fixed rate debt as soon as practicable after we invest through “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the lease maturity of the asset financed.  By doing so, we seek to lock-in the positive spread on the assets (representing the difference between our yield and our cost of financing) for the long-term.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We also seek to employ amortizing debt on our assets, or debt that will diminish over time as we make scheduled principal payments.

Since our initial public offering, our long-term fixed rate financings have been in the form of mortgage debt on most of our owned properties and two term financings, including one CDO.  We use term financings to finance most of our loan and CMBS investments and to finance a portion of our owned properties.

We are not dependent on the structured credit markets for financing.  The net lease asset class has long-attracted institutional financing and we expect that our deep contacts developed over our more than 15 years in the business will provide us with a wide variety of financing opportunities.  For example, we completed a $129.5 million original principal balance secured term loan with a European based institutional lender in December 2007.  Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs).

We issued an entirely fixed rate on balance sheet CDO financing in March 2005.  We aggregated approximately $300 million of assets into the pool, and we issued $285 million face amount of multi-class notes and $15 million of preferred equity through the CDO trust.  The net amount of the debt we issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  The CDO notes have a stated maturity in January 2040, although the actual life of the notes is expected to be substantially shorter.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.7%.

 We have financed certain of our portfolio assets pursuant to a credit agreement we entered into with Wachovia Bank in April 2008.  We have $126.3 million outstanding under the agreement as of December 31, 2009.  Our borrowings are scheduled to mature in April 2011.  The agreement is a floating rate LIBOR based recourse borrowing facility.  We intend to continue to pursue a variety of strategies for the assets financed on the facility, which may include obtaining longer-term floating-rate financing, obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered.  Through a combination of asset sales and scheduled principal amortization, we reduced the borrowings under the agreement by $63.0 million during 2009.

As of December 31, 2009, the following statistics summarize our overall portfolio financing position:

•	leverage of approximately 75.7%, which includes secured and unsecured debt;

•	$943.8 million of non-recourse first mortgage debt at a weighted average coupon of 5.62% and a weighted average effective financing rate of 5.6%;

•	$263.3 million of non-recourse CDO debt at a weighted average effective financing rate of approximately 5.7%;

•	$114.1 million of non-recourse other term debt at a coupon of 5.81% and an effective financing rate of 6.0%; and

•	$126.3 million of recourse debt to Wachovia Bank under the credit agreement described above at an effective financing rate of 3.2%.

We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including through selected asset sales, and lower leverage on new asset acquisitions.  As a result of market conditions, the focus of our portfolio activity during 2009 and 2008 was reducing primarily recourse debt and strengthening our balance sheet.

Hedging Strategy

For assets that have not yet been financed with long-term fixed rate debt, we may employ a hedging strategy to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing.  We do so by entering into hedging transactions that we expect to offset changes in interest rates.  As interest rates increase, the hedge transactions are intended to offset the increased interest cost on the expected financing with gains on the hedge positions.  Our hedging transactions consist primarily of forward starting interest rate swaps.  Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount.

We do not hedge those assets that we have financed with long-term fixed rate debt, as our yields and spreads on those assets are fixed and, therefore, not impacted by fluctuations in interest rates.

We will continue to seek to manage our interest rate exposure taking into account market conditions, the cost of the hedging transactions and the limitations on hedging transactions imposed by the REIT tax rules.  As of December 31, 2009, we had no open hedge transactions.

Revenue Concentrations in 2009

Other than the United States Government, which accounted for approximately 11.9% of our total revenue and approximately 14.4% of our total revenue from our owned properties segment, we had no greater than 10% revenue concentrations based on total revenue or on a total revenue by segment basis during 2009.  Approximately 11.6% and 10.4%, respectively, of our total revenue from our debt investments segment during 2009 was obtained from investments where Koninklijke Ahold, N.V. and Kohl’s Corporation is the tenant (or lease guarantor), but not our obligor.

Investment Network

Our level of new investment activity is influenced by market conditions.  During 2009 and 2008, we did not add any new assets to our portfolio, other than some nominal securities investments we made in the 2009 period through the reinvestment feature of our CDO.  We intend to resume new asset investment activity when market conditions permit.

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

The credit quality of the tenant under the lease is an important aspect of the underwriting of the transaction. Prior to entering into any transaction, our underwriter, assisted by our chief investment officer and chief financial officer as necessary, conducts a review of the tenant’s credit quality.  This review may include reviews of publicly available information, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization and other financial metrics.

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

In addition, we have a three-member investment oversight committee of our board of directors, which approves all transactions in excess of $50 million.  Our chief executive officer is the only member of this committee who is an employee of our company.

We believe that when we resume new investment activity, we can continue to grow our business more rapidly than we need to expand our general and administrative costs and headcount.

Asset Management

We manage a diverse portfolio of primarily single tenant commercial real estate assets.  For our owned properties where we are responsible for day-to-day management of the property, we typically hire third party property managers who are overseen by employees of our company.  Our owned property investments also require that we perform a variety of asset management functions, such as:

•	meeting periodically with our tenants;

•	monitoring lease expirations and tenant space requirements and renewing or re-letting space as leases mature;

•	monitoring the financial condition and credit ratings of our tenants;

•	performing physical inspections of our properties;

•	making periodic improvements to properties where required;

•	monitoring portfolio concentrations (e.g., tenant, industry); and

•	monitoring real estate market conditions where we own properties.

Asset Surveillance System

We also have created an on-going asset surveillance system that:

•	tracks the status of our investments and investment opportunities;

•	links into a management program that includes the underlying asset origination or acquisition documents;

•	loads expected asset cash flows from our underwriting files into the system;

•	imports data from the system into our financial accounting system;

•	monitors actual cash flows on each asset through servicer reports;

•	immediately identifies issues such as non-payment of rent and servicer advances of rent or debt service through servicer exception reports;

•	automatically generates system e-mail notifications when the credit ratings of underlying tenants change; and

•	computes coverage and compliance tests for our CDO transactions.

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

As set forth under “Underwriting Process” above, each transaction goes through a multi-stage underwriting process including review by our investment committee.  Transaction underwriting and the documentary process surrounding it is supported by the use of standardized transaction documents, including closing checklists and form acquisition and loan documents, and is further supported by proprietary underwriting and pricing software.  All of our transactions are closed by our in-house closing staff.  That staff seeks to close our loan transactions four to eight weeks after the application is signed and close property acquisitions four to eight weeks after a purchase and sale agreement is signed, while at the same time maintaining our underwriting standards.

Competition

We are subject to significant competition in each of our business segments.  We compete with specialty finance companies, insurance companies, commercial banks, investment banks, savings and loan associations, mortgage bankers, mutual funds, institutional investors, pension funds, hedge funds, other lenders, governmental bodies and individuals and other entities, including REITs.  We may face new competitors and, due to our focus on single tenant properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we will not encounter the same competitors in each region of the United States.

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

At December 31, 2009, we were not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2009, we had 19 employees, as compared to 20 employees at December 31, 2008.  We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and rating agencies.  We believe that our relations with our employees are good.  None of our employees are unionized.

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

Current economic and credit market conditions have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole and may cause commercial real estate values and market rental rates to decline significantly.  These declines could adversely impact us in a number of ways, including by causing us to record losses on our assets, reducing the proceeds we receive upon sale or refinance of our assets or adversely impacting our ability to re-let our owned properties.  Current economic and credit market conditions may also cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or a material reduction in our cash flows.

If we lower or eliminate our dividend, the market value of our common stock may decline.

The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including market conditions, our cash available for distribution, our funds from operations and our maintenance of REIT status.  Various factors could cause our board of directors to decrease or eliminate our common stock dividend level, including continued credit market weakness, tenant defaults resulting in a material reduction in our cash flows or a material loss resulting from an adverse change in one or more of the tenants underlying our investments.  We have not established a minimum dividend payment level and we cannot assure you that we will be able to pay dividends in the future.  If we lower or eliminate our common stock dividend, the market value of common stock in our company could be adversely affected.

If we pay our dividend in shares of common stock, the market value of our common stock may decline.

In order to maintain our status as a REIT, we are required to distribute at least 90% of our taxable income to stockholders each year.  IRS guidance allows us to pay a portion of our annual distributions in shares of common stock rather than cash (generally up to 90% in 2010) if we meet certain conditions.  In order to preserve liquidity, our board of directors may conclude to pay a portion of our dividend in shares of common stock.  If they do so, the market value of common stock in our company could be adversely affected.

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

These parties are not obligated to do business with us, and any adverse developments in their business or in our relationship with them could result in these parties choosing not to do business with us or a significant reduction in our business with them.  Termination of our business or a significant reduction in our business with these parties could have a material adverse effect on our business, operating results and financial condition.

The market price of our stock may be adversely impacted by our pace of investment activity.

The markets in which we compete for investments are competitive and our pace of investment activity continues to be impacted by competitive and market conditions.  We have not added meaningfully to our investment portfolio since the credit market stress began in the summer of 2007 and as a result of market conditions we may be unable to grow our portfolio during 2010.  If our pace of investment activity does not match market expectations the market price of our stock could be adversely affected.

Risks Related to Portfolio Assets

Single tenant leases involve significant risks of tenant default.

We focus our investment activities on ownership of real properties and loans on real properties that are leased to a single tenant.  Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a complete reduction in the operating cash flows from that investment and a significant reduction in the value of our investment, and could cause a significant reduction in our revenues and a significant impairment loss recorded directly to our Statement of Operations.  The current economic and credit market conditions may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

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

We periodically evaluate our investments for impairment indicators.  The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the type of investment, but generally includes an evaluation of the credit quality of the underlying tenant or tenants, our expectations regarding future cash flows and the estimated fair value of our investment and/or related collateral.  With respect to our securities investments, we also consider the length of time and the extent to which the estimated fair value has been below cost and whether we have the intent and ability to retain our investment for a period of time sufficient to allow for a full recovery.  Market conditions since the summer of 2007 have resulted in increases in credit spreads and generally lower fair valuations for our securities.  If these conditions persist or intensify, we may be required to record impairment losses on our securities, and these losses may be significant.  If we determine that an impairment has occurred, we would be required to reduce the carry value of our investment, which would adversely affect our results of operations and funds from operations through losses recorded directly to our Statement of Operations in the applicable period.

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

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to tenant credit concentrations, the most significant of which are the following as of December 31, 2009:

•	approximately $198.2 million, or 10.0%, of our assets represent investments in properties leased to, or leases guaranteed by, Nestlé Holdings, Inc.; and

•	approximately $192.4 million, or 9.7%, of our assets represent investments in properties leased to the United States Government.

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

We are subject to industry concentrations, the most significant of which are the following as of December 31, 2009:

•
approximately $300.6 million, or 15.2%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company, Aetna Life Insurance Company and Travelers Corporation);

•
approximately $258.7 million, or 13.0%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the food and beverage industry (e.g., Nestlé Holdings, Inc. and Cadbury Schweppes Holdings (US));

•
approximately $146.1 million, or 7.4%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the financial industry (e.g., Capital One Financial Corporation, AmeriCredit Corp. and AMVESCAP PLC);

•
approximately $138.9 million, or 7.0%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc. and Kohl’s Corporation); and

•
approximately $138.4 million, or 7.0%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail grocery industry (e.g., The Kroger Co. and Koninklijke Ahold, N.V.).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2009:

•	approximately $226.0 million, or 11.4%, of our assets represent investments in properties located in the Philadelphia, Pennsylvania metropolitan area;

•	approximately $187.5 million, or 9.5%, of our assets represent investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $184.1 million, or 9.3%, of our assets represent investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $149.6 million, or 7.6%, of our assets represent investments in properties located in the New York City and Northern New Jersey area;

•	approximately $106.4 million, or 5.4%, of our assets represent investments in properties located in the Dallas/Fort Worth, Texas metropolitan area; and

•	approximately $104.6 million, or 5.3%, of our assets represent investments in properties located in the Southern California area.

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

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $161.3 million, or 8.5%, of our portfolio as of December 31, 2009).  These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

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

These risks are increased as a result of our acquisition of the EntreCap portfolio during 2007.  For example, one of those properties located in Johnston, Rhode Island is currently unoccupied and our estimates of when and on what terms we will be able to re-let this property are highly subjective and actual results may differ materially.  Also, with respect to the two properties located in Omaha, Nebraska, the subleases we assumed from Qwest in connection with the December 2009 Qwest lease termination are scheduled to expire in June 2010.  We have begun to extend some of the subleases, and while we believe we have been reasonable in our estimates, we cannot provide any assurance as to  whether and on what terms we will be able to retain the subtenants and/or lease up vacant space in the buildings.  The remaining properties in the EntreCap portfolio other than the Kroger properties are subject to leases that are scheduled to expire over the next three years.  It may be difficult to re-let these properties at the end of the lease term, and the terms of any such re-let may be less favorable to us than the current lease terms.

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

Our investments in properties subject to an estate for years or ground lease is subject to various unique risks.

Our ownership interest in certain of our owned properties includes an estate for years in or a ground lease of the land, along with fee title to the improvements on the land.  An estate for years and a ground lease are more limited forms of ownership than a fee interest, as they generally mean that another unrelated party has a present or future interest in the land.  Our estate for years and ground lease investments are subject to a variety of risks which could materially adversely impact the value of our investment, such as:

•
the existence of the estate for years or ground lease and the interest of a third party in the property could reduce the value of our investment or make it more difficult or more expensive to sell or obtain financing for our investment; and

•	unless we have purchased the land, we will lose any remaining investment in these properties when the estate for years and/or ground lease expires.

An uninsured loss or a loss that exceeds the insurance policy limits on our owned properties could subject us to lost capital or revenue on those properties.

Our comprehensive loss insurance policies may include substantial deductibles and certain exclusions.  For example, our earthquake insurance coverage for properties we own in California will typically include a customary deductible of five percent of our insurable value.  If we are subject to an uninsured loss or a loss that is subject to a substantial deductible, we could lose part of our capital invested in, and anticipated revenue from, the property, which could harm our operating results and financial condition and our ability to pay dividends.

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

Worsening economic conditions could cause the recovery value of the collateral underlying our securities investments to decline, which could cause a material reduction of our cash flows or material losses to our company.

Our securities investments are collateralized by mortgage loan assets secured by properties located throughout the United States.  If one or more of the underlying loans in the securitization default, receipt of the scheduled payments on our securities may become dependent upon the recovery value of the related collateral.  In such an event, any economic downturn such as current credit conditions or other adverse events or conditions in any location where we have a significant credit concentration could cause the recovery value of the related collateral to decline, and, therefore, could result in a material reduction of our cash flows or material losses to our company.

The following table summarizes the geographic concentrations of five percent or more within our securities portfolio as of December 31, 2009.

State	Allocated Cost Basis (in thousands)	Percentage
Colorado	$37,764	21.9%
New York	29,085	16.8%
California	27,938	16.2%

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

As of December 31, 2009, our sole mezzanine investment was $1.4 million of remaining principal under a loan to a third party borrower to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut.  Our interest in the cash flows from the related franchise loans is subordinate to the interest of a senior lender.  Further, that lender declared defaults under its agreement with the borrower which have resulted in our scheduled principal and interest being redirected and our loan becoming delinquent.  We cannot provide any assurance that our cash flows from this loan will resume or that our collateral will be adequate to allow us to recover our investment.  As a result, we could lose some or all of our investment in this loan.

We may be required to repurchase assets that we have sold or to indemnify holders of the notes issued in our term financings.

If any of the assets we originate or acquire and sell or pledge to obtain long-term financing do not comply with representations and warranties that we make about certain characteristics of the assets, the borrowers and the underlying properties, we may be required to repurchase those assets, repay the related borrowings or replace the assets with substitute assets. In addition, in the case of assets that we have sold, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty.  Repurchased assets may require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets may be limited.  Any significant repurchases, repayments or indemnification payments could materially and adversely affect our financial condition and operating results.

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness.  As of December 31, 2009, the scheduled principal payments on our long-term debt over the next five years and thereafter were as follows:

	Expected Maturity Dates
	2010	2011	2012	2013	2014	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgages on real estate investments	$15,382	$35,929	$131,486	$69,445	$67,678	$623,891
Collateralized debt obligations	9,100	10,266	10,949	26,065	19,221	187,709
Credit facility	9,760	116,502	–	–	–	–
Secured term loan	12,191	13,737	15,380	13,602	12,349	46,811
Convertible senior notes	(991)	(1,099)	51,542	–	–	–
Other long-term debt	–	–	–	–	–	30,930

Included in the above amounts are balloon payments on our debt instruments.  Most of our debt provides for balloon payments that are payable at maturity.  Our ability to make these balloon payments will depend upon our ability to refinance the related debt, raise additional equity capital and/or sell assets or any related collateral.  Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.  In addition, current credit market conditions have made it more difficult to refinance real estate related debt.  We cannot judge the duration of the credit crunch or whether or not the situation will intensify.  Accordingly, we cannot provide any assurance that we will be able to refinance our debt on terms as favorable as the existing indebtedness.  If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related collateral at a price that generates sufficient proceeds to pay the scheduled balloon payments, we could lose all or a substantial portion of our investment in the asset.

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

We have financed certain of our portfolio assets pursuant to a credit agreement we entered into with Wachovia Bank in April 2008.  This borrowing facility exposes us to a variety of risks, including the following:

•
It is priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate.  Therefore, increases in the 30-day LIBOR rate will cause our borrowing costs to increase and our net income to decrease.

•
The facility is recourse to all of our other assets.  In the event we are unable to satisfy our payment obligations under the agreement from the assets securing the facility, we will remain obligated to satisfy these obligations out of other assets of our company.

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

The profitability of our portfolio (and, in turn, our business) is driven by the returns on our assets, based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We generally secure long-term financing for our assets after we agree to acquire them.  Therefore, if our cost to finance our assets increases over our assumptions at the time we commit to invest, the spread we expected to earn on the asset (and hence our overall portfolio) will erode.  Various factors could cause our financing cost to increase, including:

•	widening of credit spreads as investors’ appetite for credit risk diminishes;

•	a decline in the credit rating of the underlying tenant;

•	increases in long-term interest rates;

•	market dislocation events;

•	ineffectiveness of our hedging strategies;

•	weakening economic conditions; and

•	United States military activity and terrorist activities.

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

We have used CDO financings in the past and may continue to do so in the future.  We retain the subordinate classes of bonds in our CDO financings.  The terms of the CDO securities issued by us include cash flow coverage tests that are used primarily to determine whether and to what extent principal and interest proceeds on the underlying assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO.  These cash flow coverage tests consist of an overcollateralization test and an interest coverage test.  The overcollateralization test ensures that a minimum amount of collateral par amount secures the related notes.  The interest coverage test ensures that cash coupon payments generated from the CDO collateral will be adequate to pay fees and interest due on the related notes.

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

We record derivative and hedge transactions in accordance with United States generally accepted accounting principles.  Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the applicable accounting definition of a derivative (such as short sales), we fail to satisfy applicable accounting hedge documentation requirements or we fail initial or subsequent quarterly hedge effectiveness assessment requirements.  If we fail to qualify for hedge accounting treatment, our operating results may suffer because any losses on the derivatives we enter into would be charged to our Statement of Operations without any offset from the change in fair value of the related hedged transaction.

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

We are subject to significant competition in each of our business segments.  We compete with specialty finance companies, insurance companies, investment banks, savings and loan associations, banks, mortgage bankers, mutual funds, institutional investors, pension funds, hedge funds, other lenders, governmental bodies and individuals and other entities, including REITs. We may face new competitors and, due to our focus on single tenant properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we may not encounter the same competitors in each region of the United States.  Many of our competitors have greater financial and other resources and may have other advantages over our company.  Our competitors may be willing to accept lower returns on their investments, may have access to lower cost capital and may succeed in buying the assets that we target for acquisition.  We may incur costs on unsuccessful acquisitions that we will not be able to recover.  Our failure to compete successfully could have a material adverse effect on our financial condition and operating results.

Our network of independent mortgage brokers and investment sale brokers may sell investment opportunities to our competitors.

An important source of our investments comes from independent mortgage brokers and investment sale brokers. These brokers are not contractually obligated to do business with us.  Further, our competitors also have relationships with many of these brokers and actively compete with us in our efforts to obtain investments from these brokers.  As a result, we may lose potential transactions to our competitors, causing our investment pace to fail to meet market expectations, which could have a material adverse effect on the market price of our stock.

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

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes.  All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity, reduce the market price of shares of our common stock, or be of preferred stock having a distribution preference that may limit our ability to make distributions on our common stock.  Continued credit market weakness could cause us to seek sources of potentially less attractive capital.  Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

We may fail to manage our anticipated growth.

As of December 31, 2009, our company had 19 employees.  As our asset base and/or portfolio management duties continue to grow, we may experience a significant strain on our management, operational, financial and other resources.  Our ability to manage growth effectively will require us to continue to improve our operational and financial systems, expand our employee base and train and manage our employees and develop additional management expertise.  Failure to manage growth effectively could have a material adverse effect on our financial condition and operating results.

The concentration of our company’s common stock could have an adverse impact on the value of your investment.

As of December 31, 2009, approximately 45.5% of our common stock was owned by eight unrelated institutional investors (based on SEC filings made by these investors).  This concentration of ownership could have an adverse impact on the value of your investment, including as a result of the following:

•	Trading volume in our stock may be limited, which will reduce the liquidity of your investment.

•	The sale of a significant number of our shares in the open market by a significant stockholder or otherwise could cause our stock price to decline.

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

Item 3.     Legal Proceedings.

From time to time, we are involved in legal proceedings in the ordinary course of business.  We do not believe that any matter we are currently involved in will have a material adverse effect on our business, results of operations or financial condition.  However, periodic settlements and/or professional or other fees and expenses related to any matter could have an adverse impact on our results of operations in the quarterly or annual period in which they are recognized.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2009.

PART II.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information and Holders of Record

Our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LSE” since our initial public offering on March 19, 2004.  On February 24, 2010, the reported closing sale price per share of common stock on the NYSE was $4.73 and there were 777 holders of record of our common stock.  The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year	Low	High
2008
First Quarter	$6.85	$9.00
Second Quarter	7.34	8.65
Third Quarter	6.75	10.14
Fourth Quarter	1.40	7.96

2009
First Quarter	$1.46	$2.43
Second Quarter	1.92	3.51
Third Quarter	2.63	4.45
Fourth Quarter	3.08	5.07

Dividends

The table below sets forth the cash dividends paid on our common stock for the periods indicated:

Quarter Ended	Dividend Payment Date	Dividend per Share
2008
March 31, 2008	April 15, 2008	$0.20
June 30, 2008	July 15, 2008	0.20
September 30, 2008	October 15, 2008	0.20

2009
March 31, 2009	April 15, 2009	$0.05
June 30, 2009	July 15, 2009	0.05
September 30, 2009	October 15, 2009	0.05
December 31, 2009	January 15, 2010	0.06

We did not pay a dividend on our common stock for the quarter ended December 31, 2008.

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

Tax Characteristics of 2009 Dividends

The following table summarizes the taxable nature of our common dividends during 2009:

Total common dividend per share (tax basis)	$0.21
Capital gain	0.00%
Ordinary income	100.00%
Return of capital	0.00%
100.00%

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 REIT Index from December 31, 2004 through December 31, 2009.  The graph assumes that you invested $100 at the close of market on December 31, 2004 in our common stock and each of the indexes, with dividends reinvested.  The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of our common stock.

Company / Index	Base Period 12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
CapLease, Inc.	100	90.23	106.63	83.82	18.59	50.44
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 REIT Index	100	112.56	159.56	132.27	77.79	97.25

Item 6.    Selected Financial Data.

The following selected historical financial information for the five years ended December 31, 2009 is derived from our audited consolidated financial statements.  The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations data
Revenues:
Rental revenue	$134,496	$135,026	$122,064	$76,127	$37,055
Interest income from loans and securities	30,667	35,040	35,368	32,446	27,893
Property expense recoveries	11,473	11,457	11,215	8,828	6,269
Gains on sale of mortgage loans and securities	—	—	—	2,923	447
Other revenue	1,532	764	583	1,903	479
Total revenues	178,168	182,287	169,770	122,227	72,143
Expenses:
Interest expense	90,270	98,217	96,419	62,350	31,064
Property expenses	20,442	19,526	18,556	15,511	10,287
(Gain) loss on derivatives	—	19,496	(203)	(413)	(159)
Loss on investments	26,885	3,663	427	907	2,372
General and administrative expenses	10,894	11,669	10,660	9,769	10,140
General and administrative expenses - stock based compensation	2,118	1,978	1,621	2,621	2,235
Depreciation and amortization expense on real property	51,410	53,132	46,866	24,782	11,041
Loan processing expenses	309	314	306	268	283
Total expenses	202,328	207,995	174,652	115,795	67,263
Gain on extinguishment of debt	9,829	1,713	1,363	—	—
Provision for income taxes	(201)	—	—	—	—
Income (loss) from continuing operations	(14,532)	(23,995)	(3,519)	6,432	4,880
Income from discontinued operations	514	707	981	834	195
Net income (loss) before non-controlling interest in consolidated subsidiaries	(14,018)	(23,288)	(2,538)	7,266	5,075
Non-controlling interest in consolidated subsidiaries	51	124	33	(17)	55
Net income (loss)	(13,967)	(23,164)	(2,505)	7,249	5,130
Dividends allocable to preferred shares	(2,844)	(2,844)	(2,844)	(2,844)	(561)
Net income (loss) allocable to common stockholders	$(16,811)	$(26,008)	$(5,349)	$4,405	$4,569

Earnings per share:
Net income (loss) per common share, basic and diluted	$(0.34)	$(0.57)	$(0.13)	$0.14	$0.16
Weighted average number of common shares outstanding, basic	49,297	45,526	40,739	31,939	27,784
Weighted average number of common shares outstanding, diluted	49,297	45,526	40,739	31,941	27,784
Dividends declared per common share	$0.21	$0.60	$0.80	$0.80	$0.74
Dividends declared per preferred share	$2.03125	$2.03125	$2.03125	$2.03125	$0.48524

Other data
Cash flows from operating activities	$56,614	$64,359	$30,945	$27,443	$(17,111)
Cash flows from investing activities	70,342	9,547	(309,062)	(361,854)	(675,408)
Cash flows from financing activities	(96,849)	(99,514)	307,739	319,520	681,114

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance sheet data
Real estate investments, net	$1,408,819	$1,510,413	$1,563,570	$1,115,001	$764,930
Loans held for investment	221,211	285,779	269,293	273,170	297,551
Commercial mortgage-backed securities	153,056	161,842	198,187	183,066	137,409
Cash and cash equivalents	38,546	8,439	34,047	4,425	19,316
Structuring fees receivable	3,410	1,863	2,576	3,253	3,862
Total assets	1,904,415	2,045,525	2,158,067	1,644,300	1,286,488
Mortgages on real estate investments	943,811	972,324	983,770	794,773	551,844
Collateralized debt obligations	263,310	268,265	268,227	268,190	268,156
Repurchase agreement obligations	—	—	232,869	195,485	129,965
Credit facility	126,262	189,262	—	—	—
Secured term loan	114,070	123,719	129,521	—	—
Convertible senior notes	49,452	66,239	68,017	—	—
Other long-term debt	30,930	30,930	30,930	30,930	30,930
Stockholders’ equity	313,210	323,578	356,440	307,656	270,031

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing.

Overview

We are a diversified REIT that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants.  We focus on properties that are subject to a net lease.  See “Business—Overview” for what constitutes a net lease.  We also have made and expect to continue to make investments in single tenant properties where the owner has exposure to property expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

We have two complementary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities).  The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries).

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Our overall portfolio leverage as of December 31, 2009 was approximately 75.7%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including through selected asset sales, and lower leverage on new asset acquisitions.  As a result of market conditions, the focus of our portfolio activity during 2009 and 2008 was reducing primarily recourse debt and strengthening our balance sheet.   During 2010, we expect to continue to strengthen our balance sheet through debt repayment and/or repurchase and also opportunistically resume portfolio growth as market conditions permit.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through December 31, 2009, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse mortgage financings (on most of our owned real properties) and two non-recourse term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  We have also financed certain of our assets on a non-match-funded floating rate recourse credit agreement.

As discussed in greater detail under “Business Environment” below, credit market conditions have adversely impacted our company in a variety of ways, including by causing us to suspend growth, significantly curtailing our access to credit and capital on attractive terms and causing us to finance a portion of our long-term fixed rate assets on a non-match-funded, floating rate, recourse credit agreement.  In response to market conditions we have refocused our strategy in a number of ways, including by reducing our debt levels, selectively selling assets, intensively managing our portfolio and reducing our general and administrative expenses.  We do not know when conditions will normalize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.

Summary of Investment and Financing Activity in 2009

As a result of market conditions, we did not add any new assets to our portfolio during 2009, other than some nominal securities investments we made through the reinvestment feature of our CDO.  Instead, the focus of our portfolio activity during 2009 was reducing primarily recourse debt and strengthening our balance sheet.  During 2009, we retired $125.0 million of principal on our debt, including $63.0 million of borrowings to Wachovia Bank.  During 2010, we expect to continue to strengthen our balance sheet through debt repayment and/or repurchase and also opportunistically resume portfolio growth as market conditions permit.

Business Environment

While conditions within the United States credit markets in general and United States real estate credit markets in particular have improved from the historic levels of dislocation and stress that began in the summer of 2007, these markets remain significantly stressed.  Credit conditions continue to impact us in a variety of ways, including by:

•
making it difficult for us to price and finance new investment opportunities on attractive terms.  As a result of market conditions, we have not been adding new asset investments to our investment portfolio.

•	causing us to preserve our liquidity rather than make new investments due to the limited availability of debt or equity capital on attractive terms.

•
causing a delay in the long-term fixed rate financing of the mortgage assets financed under our recourse credit agreement with Wachovia Bank.  We expect credit market conditions to continue to impact our ability to obtain long-term fixed rate financing and, therefore, we cannot provide any assurance as to the timing or our ability to do so.  Further, to the extent we continue to finance a portion of our portfolio through the credit agreement with Wachovia Bank, that agreement is recourse to all of our other assets, we will continue to be subject to potential margin calls from the lender (primarily for credit events related to the assets financed) and we will be subject to interest rate risk as the borrowings are priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate.  Increases in LIBOR rates will cause our borrowing costs on the Wachovia credit agreement to increase.

•	causing us to sell selected assets to reduce debt and generate liquidity.

Credit market conditions and limited market trading activity for real estate securities continue to result in depressed valuations on our real estate securities.  If these conditions do not improve, we may be required to record impairment losses on our securities, and these losses may be significant.

We do not know when market conditions will normalize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market weakness persists or intensifies, the trends discussed above may continue and we may be impacted in a variety of additional ways.  For example, we may experience challenges in refinancing debt as it matures or raising additional capital, margin calls on our Wachovia Bank credit agreement and impairment charges on our assets.  If weak economic conditions continue and capital for commercial real estate remains limited, certain collateral within our CDO may default, which could cause the CDO to fail to satisfy certain cash flow coverage tests, which would result in a redirection of the cash distributions payable to us from the CDO until the tests are back into compliance.

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

Current economic and credit market conditions may cause commercial real estate values and market rental rates to decline significantly.  These declines could adversely impact us in a number of ways, including by causing us to record losses on our assets, reducing the proceeds we receive upon sale or refinance of our assets or adversely impacting our ability to re-let, sell or refinance our owned properties.

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

Impairment on Owned Real Properties.

We are required under GAAP to review our owned properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Upon determination of impairment, we would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  These estimates are highly subjective and could differ materially from actual results.  We recorded impairment losses on our owned properties of $16.0 million in 2009 (including $11.9 million on the write-down to estimated fair value of a property in Johnston, Rhode Island that is now vacant and $4.1 million on the sale of one property and expected sale of another during 2010).  We also recognized impairment losses on our owned properties of $0.4 million in 2008.

Impairment of Loan Investments.

We are required under GAAP to periodically evaluate each of our loan investments for possible impairment.  In accordance with applicable accounting guidance, our impairment analysis includes both a general reserve component (on performing loans) and an asset-specific component (on loans where we have deemed it probable that we will not be able to collect all amounts due according to the contractual terms).  Significant judgment is required in the analysis of each component, including (under the general reserve component) making estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries, and (under the asset-specific component) evaluating factors such as the status of the loans (i.e., current or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of our collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  As of December 31, 2009, we had a general loan loss reserve of $0.5 million (established in 2008) and an asset-specific loan loss reserve related to a mezzanine loan investment of $0.4 million (established in 2009).

Commercial Mortgage-Backed Securities.

Under applicable accounting guidance, we estimate the fair value on our investments in securities quarterly.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  The primary inputs evaluated by management are broker quotations, index pricing, market yields and credit spreads on securities with similar credit ratings and duration, collateral values, and liquidity of the security.  Our estimates of fair value are subject to significant variability based on market conditions, including interest rates and credit spreads.  We are then required under GAAP to assess whether any unrealized losses on securities below our carry value reflect a decline in value which is other-than-temporary.  If an other-than-temporarily impaired security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings.  Otherwise, losses on the security must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity.  Significant judgment is required in this analysis.  Current credit market conditions have made these judgments even more challenging.  In determining whether a decline in value is other-than-temporary, we consider whether the decline is due to factors such as changes in interest rates or credit spreads (indicator of temporary decline) or credit rating downgrades on the securities or credit defaults on the underlying collateral assets (indicator of an other-than-temporary decline).  In estimating other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood and expected timing of any default, (2) whether we expect to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  We recorded other-than-temporary declines in the fair value of our CMBS securities of $0.1 million in 2009, $1.0 million in 2008 and $0.4 million for 2007.

Stock Based Compensation.

Pursuant to our 2004 stock incentive plan, we have made and expect to continue to make awards of common stock to our employees with vesting subject to attainment of performance criteria.  Under applicable accounting guidance, we are required to estimate the probability of vesting of these shares quarterly and recognize expense (generally equal to the fair market value of the shares awarded on the grant date) for any shares deemed probable to vest over the period the employee is required to perform services to receive the shares.  We base our estimates of probability on an assessment of our actual results against the relevant performance criteria.  These estimates may change over time as our actual results against the criteria are re-assessed.  Changes in these estimates could have a material impact on the expense we recognize.

Property Acquisitions

During the quarter ended December 31, 2009, we did not make any new investments.  We also did not complete any new asset financings.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Segment data for the year ended December 31, 2009 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$492	$147,408	$30,268	$178,168
Total expenses	21,210	150,516	30,602	202,328
Gain on extinguishment of debt	9,829	-	-	9,829
Provision for income tax	201	-	-	201
Loss from continuing operations	(11,090)	(3,109)	(333)	(14,532)
Total assets	54,618	1,471,987	377,810	1,904,415

Segment data for the year ended December 31, 2008 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$777	$147,172	$34,338	$182,287
Total expenses	23,457	144,776	39,762	207,995
Gain on extinguishment of debt	1,713	-	-	1,713
Income (loss) from continuing operations	(20,967)	2,396	(5,424)	(23,995)
Total assets	26,620	1,566,405	452,500	2,045,525

Segment data for the year ended December 31, 2007 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$602	$134,529	$34,639	$169,770
Total expenses	16,388	133,844	24,420	174,652
Gain on extinguishment of debt	-	1,363	-	1,363
Income (loss) from continuing operations	(15,785)	2,048	10,218	(3,519)
Total assets	64,413	1,620,419	473,235	2,158,067

Comparison of Year Ended December 31, 2009 to the Year Ended December 31, 2008

The following discussion compares our operating results for the year ended December 31, 2009 to the comparable period in 2008.

Revenue.

Total revenue decreased $4.1 million, or 2%, to $178.2 million.  The decrease was primarily attributable to a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, was basically unchanged, as it decreased $0.5 million, or less than one percent, to $146.0 million.  While we had one tenant vacancy during 2009 (Johnston, Rhode Island property), the impact on revenue during 2009 was modest as the tenant held over for three months beyond the scheduled lease maturity in July and paid higher rent during the holdover period.  We expect 2010 rental revenue to be adversely impacted by the vacancy of the Johnston, Rhode Island property during October 2009 and the lease termination and related sublease maturities at the Omaha, Nebraska properties during 2009 and 2010.

Interest income decreased $4.4 million, or 12%, to $30.7 million during 2009, primarily as a result of lower loan balances and lower interest rates on cash balances.

Other revenue increased $0.8 million, or 100%, to $1.5 million, primarily reflecting the lease termination payment we received on the Omaha, Nebraska properties during 2009.

Expenses.

Total expenses decreased $5.7 million, or 3%, to $202.3 million.  The decrease in expenses was primarily attributable to lower interest expense and various other expenses in the 2009 period, offset in part by higher investment losses in the 2009 period.

Interest expense decreased $7.9 million, or 8%, to $90.3 million, from $98.2 million.  The decrease in the 2009 period resulted primarily from $5.0 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2009 period), $1.6 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.8 million of lower interest expense on property mortgages and $0.5 million of lower interest expense on the secured term loan.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $157 million at 3.71% during the 2009 period (average 30-day LIBOR of 0.35%), compared with approximately $202 million at 5.44% during the 2008 period (average 30-day LIBOR of 2.91%).  Market interest rates were low during 2009 but we cannot predict the level of market interest rates in the future.

Depreciation and amortization expense on real property decreased $1.7 million, or 3%, to $51.4 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled lease maturity in July 2009.

Property expense increased $0.9 million, or 5%, to $20.4 million, reflecting increased expenses including costs paid to one of our tenants and real estate taxes.  The net amount of property expenses we incurred in 2009 (net of expense recoveries) was $9.0 million, compared to $8.1 million in 2008.

We had no loss on derivatives in 2009, compared to a $19.5 million loss on derivatives in the 2008 period.  The loss in the 2008 period relates primarily to $18.1 million of losses we realized in November 2008 when we closed our only open hedge position.  As of December 31, 2007 and during most of 2008, we had a single open interest rate swap, intended to manage our exposure to interest rate movements for a planned long-term financing of assets financed on our credit agreement with Wachovia Bank.  During November 2008, we closed the swap as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.  The full amount of the realized loss on closing the swap of $15.2 million, along with $2.9 million of related losses previously deferred in Other Comprehensive Income/Loss on our Consolidated Balance Sheet, were charged directly to our Consolidated Statement of Operations, as the swap position no longer represented an effective cash flow hedge under applicable accounting guidance.  We currently have no open hedge positions and did not have any open hedge positions during 2009.

Loss on investments was $26.9 million in 2009, compared to $3.7 million in 2008.  The 2009 losses reflect a $11.9 million impairment loss on the Johnston, Rhode Island property that is now vacant (see Note 3), an aggregate of $14.4 million of impairment losses on four assets that were sold during 2009 (two loans, one property and one security) and one asset that is expected to be sold in 2010 (Cott property) (see Note 6), $444 of impairment losses on a mezzanine loan investment (see Note 4), and $133 of impairment losses on a security investment (see Note 5).  Losses in 2008 reflect a $1.1 million write-off of the investment in Matapeake in the fourth quarter, a $1.0 million impairment loss on securities investments in the fourth quarter (see Note 6), a $0.7 million write-off of a development loan in the third quarter, a $0.5 million general reserve for loan losses in the fourth quarter (see Note 4), and a $0.4 million impairment loss on the Cott property in the third quarter (see Note 6).

General and administrative expense decreased $0.8 million, or 7%, from $11.7 million to $10.9 million, primarily reflecting higher legal expenses in the 2008 period related to our legal actions involving the real property we own in Johnston, Rhode Island.

General and administrative expense-stock based compensation increased $0.1 million.  The increase was primarily a result of an additional year of stock awards and an increase in estimated vesting percentage in the 2009 period, offset in part by reduced amortization expense related to the vesting of prior year awards.  As of December 31, 2009, $3.3 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014).  As of December 31, 2009, the grant date fair value for awards of 23,557 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 418,859 restricted shares made in 2009, has not yet been determined because the grant date (as defined under relevant accounting guidance) had not yet occurred.

Gain on extinguishment of debt.

We had $9.8 million of non-cash gains on extinguishment of debt in 2009, compared to $1.7 million in the 2008 period.  Gains in the 2009 period related to the repurchase of our convertible senior notes and CDO debt (see Note 9).  Gains in the 2008 period related to the repurchase of our convertible senior notes in December 2008 (see Note 9).

Net (loss).

Net (loss) decreased to $(14.0) million in 2009, from $(23.2) million in 2008, primarily as a result of lower interest expense in the 2009 period.  Net (loss) allocable to common stockholders was $(16.8) million in 2009, reflecting dividends to preferred stockholders of $2.8 million.

Comparison of Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following discussion compares our operating results for the year ended December 31, 2008 to the comparable period in 2007.

Revenue.

Total revenue increased $12.5 million, or 7%, to $182.3 million.  The increase was primarily attributable to increases in rental revenue.

Rental revenue and property expense recoveries, in the aggregate, increased $12.7 million, or 9%, to $146.5 million.  The increase was driven by a full year of rental revenue from the EntreCap portfolio which was acquired in April 2007.

Interest income was basically unchanged, decreasing $0.3 million, or 1%, to $35.0 million.

Expenses.

Total expenses increased $33.3 million, or 19%, to $208.0 million.  The increase in expenses was primarily attributable to the large loss on derivatives, and higher levels of depreciation and amortization expense on real property, loss on investments, general and administrative expenses, property expenses and interest expense.

Interest expense increased $1.8 million, or 2%, to $98.2 million, from $96.4 million.  The increase was primarily the result of $7.3 million of additional interest expense on the secured term loan we issued in December 2007, $5.6 million of additional interest expense on the convertible senior notes we issued in October 2007, and $3.1 million of additional interest expense on property mortgages, partially offset by $14.3 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in 2008 and the impact in 2007 of $2.6 million of fees and $2.6 million of interest expense under the bridge facility we entered into in connection with the acquisition of the EntreCap portfolio in April 2007).  Our average balance outstanding and effective financing rate under our floating rate borrowings other than the bridge facility was approximately $202 million at 5.44% during 2008 (average 30-day LIBOR of 2.91%), compared with approximately $329.4 million at 6.29% during 2007 (average 30-day LIBOR of 5.30%).

Depreciation and amortization expense on real property increased $6.3 million, or 13%, to $53.1 million, as a result of the additional real estate investments made during 2007.

Property expense increased $1.0 million, or 5%, to $19.5 million.  The net amount of property expenses we incurred in 2008 (net of expense recoveries) was $8.1 million, compared to $7.3 million in 2007.

We had a $19.5 million loss on derivatives in the 2008 period, compared to $0.2 of income in the 2007 period.  The loss in the 2008 period is discussed in the comparison of 2009 and 2008 results above.

Loss on investments increased $3.3 million, to $3.7 million in 2008, from $0.4 million in 2007.  The losses in 2008 are discussed in the comparison of 2009 and 2008 results above.  Losses in 2007 reflect impairment losses on two CMBS securities during the second quarter of 2007 (see Note 5).  Management determined that other-than-temporary declines in the fair value below cost basis had occurred on these two investments.

General and administrative expense increased $1.0 million, or 9%, from $10.7 million to $11.7 million, primarily reflecting higher legal expenses associated with litigation, including the actions we brought related to the real property we own in Johnston, Rhode Island.

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

Gain on extinguishment of debt.

We had $1.7 million of non-cash gains on extinguishment of debt in 2008, compared to $1.4 million in the 2007 period.  Gains in the 2008 period related to the repurchase of our convertible senior notes in December 2008, and the gains in the 2007 period related to our retirement of debt we assumed when we purchased the EntreCap portfolio.  The gains in the 2007 period resulted from interest rate changes between the date we assumed the debt and the date it was repaid.

Net (loss).

Net (loss) increased to $(23.2) million in 2008, from $(2.5) million in 2007, primarily as a result of the loss on derivatives in the 2008 period.  Net (loss) allocable to common stockholders was $(26.0) million in 2008, reflecting dividends to preferred stockholders of $2.8 million.

Funds from Operations

Funds from operations, or FFO, is a non-GAAP financial measure.  We believe FFO is a useful additional measure of our performance because it facilitates an understanding of our operating performance after adjustment for real estate depreciation, a non-cash expense which assumes that the value of real estate assets diminishes predictably over time.  In addition, we believe that FFO provides useful information to the investment community about our financial performance as compared to other REITs, since FFO is generally recognized as an industry standard for measuring the operating performance of an equity REIT.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income (loss) or earnings per share determined in accordance with GAAP as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  Since all companies and analysts do not calculate FFO in a similar fashion, our calculation of FFO may not be comparable to similarly titled measures reported by other companies.

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) which defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

	Year ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Net loss allocable to common stockholders	$(16,811)	$(26,008)	$(5,349)
Add (deduct)
Non-controlling interest in consolidated subsidiaries	(51)	(124)	(33)
Depreciation and amortization expense on real property	51,410	53,132	46,866
Depreciation and amortization expense on discontinued operations	282	889	639
Funds from operations	$34,830	$27,889	$42,123

Weighted average number of common shares outstanding, diluted	49,297	45,526	40,739
Weighted average number of OP units outstanding	156	230	263
Weighted average number of common shares and OP units outstanding, diluted	49,453	45,756	41,002

Net loss per common share, basic and diluted	$(0.34)	$(0.57)	$(0.13)
Funds from operations per share	$0.70	$0.61	$1.03

Liquidity and Capital Resources

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Leverage also exposes us to a variety of risks which are discussed in more detail in this Annual Report on Form 10-K under the heading “Risk Factors.”  Our overall portfolio leverage as of December 31, 2009 was approximately 75.7%.  We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including through selected asset sales, and lower leverage on new asset acquisitions.  As a result of market conditions, the focus of our portfolio activity during 2009 and 2008 was reducing primarily recourse debt and strengthening our balance sheet.   During 2010, we expect to continue to strengthen our balance sheet through debt repayment and/or repurchase and also opportunistically resume portfolio growth as market conditions permit.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through December 31, 2009, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse mortgage financings (on most of our owned real properties) and two non-recourse term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  As of December 31, 2009, we have financed on a long-term basis an aggregate of approximately $1.79 billion of portfolio assets with third party mortgage debt of $943.8 million and term financings of $377.4 million.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared total dividends of $0.21 per share of common stock during the year ended December 31, 2009, including $0.05 per share in each of the first, second and third quarters, and $0.06 per share in the fourth quarter.  We declared a dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the first, second, third and fourth quarters of 2009.  Our dividend policy is subject to revision at the discretion of our board of directors.  All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

Short-Term Liquidity and Financing.

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months.  Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital.  As of December 31, 2009, we had $38.5 million in available cash and cash equivalents.  As of March 3, 2010, we had $55.3 million in available cash and cash equivalents.  We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

While we believe we will be able to satisfy our short-term liquidity requirements, the following are the primary factors that we believe could have a material adverse effect on our plans:

•	payment defaults on our assets which we expect could be triggered primarily in the event of the bankruptcy of the underlying tenant or tenants;

•	unexpected capital expenditures on our owned properties;

•	margin calls on our Wachovia credit agreement; or

•	margin calls on any future risk management transactions.

Long-Term Liquidity and Financing.

We define our long-term liquidity as our ability to generate adequate amounts of cash to meet cash demands and commitments beyond the next 12 months, including balloon payments on our debt obligations and capital expenditures on our owned properties.  Our primary sources of long-term liquidity are our cash and cash equivalents, cash provided by operations, cash from long-term financings on our asset investments and issuances of debt and equity capital.  We have begun and may continue to selectively sell assets to allow us to generate additional long-term liquidity.  We believe that our various sources of long-term liquidity will be sufficient to enable us to satisfy our long-term liquidity requirements.

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

We have two recourse debt obligations that will mature over the next few years.  Our credit agreement with Wachovia Bank is scheduled to mature in April 2011 and our convertible senior notes can be called for repurchase at the option of the note holders at 100% of the principal amount of the notes in October 2012.  The credit agreement with Wachovia Bank is a secured borrowing agreement and the convertible senior notes are unsecured obligations.  With respect to the Wachovia Bank agreement, we have begun and will continue to seek a longer-term extension or refinancing of this facility with Wachovia.  We may also seek to refinance this facility with a variety of other lenders.  With respect to the convertible notes, we will continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at or prior to maturity.

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

As an owner of commercial real estate, we will be required to make capital expenditures to maintain and upgrade our properties.  We expect the vast majority of these expenditures will be made as the leases mature and we renew existing leases or find new tenants to occupy the property.  Any estimates we make of expected capital expenditures are highly subjective and actual amounts we spend may differ materially and will be impacted by a variety of factors, including market conditions which are beyond our control.  Our ability to satisfy our long-term liquidity requirements could be materially adversely affected by capital expenditures we make on our owned properties.

Sources of Equity Capital

We have implemented a dividend reinvestment and direct stock purchase plan and an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), each of which may be utilized by us from time to time to sell shares of our common stock and increase liquidity.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan.  The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion).  Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion.  During the year ended December 31, 2009, we issued 807,661 shares of common stock through the plan at an average price of $3.60 per share.  During the year ended December 31, 2008, we issued 1,222,855 shares of common stock through the plan at an average price of $7.96 per share.  As of December 31, 2009, we have reserved an aggregate of 1,857,843 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We filed a registration statement with the SEC to increase the plan size by 5,000,000 shares (to 6,857,843 shares), during December 2009.  That registration statement was declared effective by the SEC and the increased plan size became effective during January 2010.    We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

In October 2009, we entered into a new sales agreement with Brinson Patrick Securities Corporation that permits us to issue and sell through Brinson Patrick, from time to time, up to 5,000,000 shares of our common stock, and Brinson Patrick agrees to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein.  We must pay Brinson Patrick a commission ranging from 1.5% to 2.0% of the gross sales price per share sold, depending upon the aggregate proceeds raised by them.  The sales agreement replaces the sales agreement dated as of August 15, 2005, between us and Brinson Patrick, which initially authorized the issuance and sale by us of up to 2,400,000 shares of common stock and had been fully utilized by us.   We began selling shares pursuant to the new sales agreement during December 2009.  We may at any time suspend solicitation and offers pursuant to the new sales agreement or terminate the new sales agreement.

We sold an aggregate of 171,700 shares of common stock through the “at the market offering” program at an average price of $4.59 per share, during the quarter ended December 31, 2009, and an aggregate of 2,410,800 shares of common stock at an average price of $3.49 per share, during the year ended December 31, 2009.  Brinson Patrick acted as our agent for these sales and received a sales commission on the sales.  We raised net proceeds of approximately $8.2 million during the year ended December 31, 2009, and we used the proceeds to replenish cash that had been used to fund repurchases of outstanding debt.

We have continued to utilize the “at the market offering” program during 2010.  Between January 1, 2010 and March 3, 2010, we have issued and sold another 1,800,000 shares of common stock through the program at an average price of $4.68 per share, generating net proceeds of approximately $8.3 million.

As of December 31, 2009, we have an effective shelf registration statement under which we can offer an aggregate of $481.6 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time, including an aggregate of 4,828,300 shares of common stock reserved for sale under the October 2009 Brinson Patrick sales agreement. We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy.  Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Long-Term Mortgage Financings.

We have financed most of our owned properties through traditional mortgage financings provided through the commercial mortgage-backed securitization market.  We also have utilized the term financings described below to add incremental leverage on many of our owned properties.

During the year ended December 31, 2009, we did not obtain any new mortgage financings.

Our mortgage financings are all fixed rate financings.  The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly.  The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property.  The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity.  As described above, we cannot provide any assurance we will be able to refinance or repay these obligations at maturity and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions.  See “Business Environment” and “Item 1A—Risk Factors” above.

Term Financings.

We have financed most of our loan and securities investments as well as a select number of our owned properties through the term financings described below.  As noted above, we have also utilized term financings to add incremental leverage on our owned properties financed with mortgage debt.

In December 2007, we completed a $129.5 million original principal balance secured term loan.  Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs).  The loan is non-recourse to us, subject to limited non-recourse exceptions.

We also completed an entirely fixed rate CDO financing in March 2005.  We aggregated approximately $300 million face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million of preferred equity through the securitization vehicle.  The assets serve as collateral for our obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto.  The net amount of the debt we initially issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  The reinvestment period for the CDO which allowed us to reinvest principal payments on the underlying assets into qualifying replacement collateral expired during October 2009.  The CDO notes have a stated maturity in January 2040, although the actual life of the notes is expected to be substantially shorter.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.7%.  Our CDO debt is non-recourse to us but is secured by the collateral assets.  We reduced the debt outstanding under our CDO by repurchasing $5 million of our Class A CDO notes during the year ended December 31, 2009.

We have financed certain of our portfolio assets pursuant to a credit agreement we entered into with Wachovia Bank in April 2008.  We drew a $210.4 million term loan under the agreement at closing which we have reduced to $126.3 million outstanding as of December 31, 2009.  Our borrowings are scheduled to mature in April 2011.  The agreement is a floating rate LIBOR based facility.  We are required to pay interest on our borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.

Our borrowings under the facility are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island.  Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wachovia determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wachovia may require us to prepay a portion of our borrowings, provided that Wachovia may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.  As of December 31, 2009, we had $4.7 million borrowed against collateral classified as CMBS securities by Wachovia.

We are required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8 million, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

We had $126.3 million outstanding as of December 31, 2009 under our Wachovia credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $11.5 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $141.3 million, CMBS investments with a carry value of $11.5 million and a single owned property with a carry value of $28.1 million.

We intend to continue to pursue a variety of strategies for the assets financed on the facility, which may include obtaining longer-term floating-rate financing, obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered.  We expect credit market conditions to impact our ability to achieve these objectives and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $56.6 million of cash during the year ended December 31, 2009, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $60.2 million, partially offset by increases in other assets of $4.2 million.  Operating activities provided $64.4 million of cash during the year ended December 31, 2008, primarily driven by net (loss) before the loss on derivatives and as adjusted by various non-cash gains, income and charges of $52.5 million and decreases in other assets of $11.9 million.  Operating activities provided $30.9 million of cash during the year ended December 31, 2007, primarily driven by net (loss) as adjusted by various non-cash gains, income and charges of $33.1 million and increases in accounts payable, accrued expenses and other liabilities of $4.9 million, partially offset by increases in other assets of $7.8 million.

We recognize rental income on our owned properties on a straight line basis in accordance with generally accepted accounting principles.  As of December 31, 2009, this has resulted in us accruing $35.3 million of rental income in excess of actual rents due under the various leases.  During the year ended December 31, 2009, rents on a straight-line basis exceeded actual rents due under the leases by $1.4 million.  We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $70.3 million of cash during the year ended December 31, 2009, which primarily resulted from net proceeds from the sale of loans and securities of $48.7 million, net proceeds from the sale of owned properties of $6.5 million and net principal received on loans of $15.5 million and securities of $3.1 million.  Investing activities provided $9.5 million of cash during the year ended December 31, 2008, which primarily resulted from principal received on loans of $6.9 million and securities of $2.5 million.  Investing activities used $309.1 million during the year ended December 31, 2007, which primarily resulted from net investments in real estate of $280.1 million, investments in securities available for sale of $37.9 million, investments in loans of $9.1 million and investments in partially-owned entities of $1.1 million, partially offset by proceeds from sales of real estate investments of $2.9 million and principal received on loans of $13.0 million and securities of $2.4 million.

Cash used in financing activities during the year ended December 31, 2009 was $96.8 million, which primarily resulted from net repayments of principal on debt of $84.7 million ($63.0 million on the Wachovia credit facility, $12.1 million, net, on property mortgages, and $9.6 million on the secured term loan with KBC Bank), $12.5 million used to repurchase our convertible senior notes and collateralized debt obligations, and dividends and distributions paid of $10.3 million, partially offset by proceeds from common stock issuances of $11.0 million.  Cash used in financing activities during the year ended December 31, 2008 was $99.5 million, which primarily resulted from net repayments of principal on debt of $59.6 million (net of $43.6 million on the Wachovia repurchase agreement and credit facility, net of $10.1 million on property mortgages and $5.8 million on the secured term loan with KBC Bank), dividends and distributions paid of $39.3 million, and cash paid in hedging activities of $17.9 million, partially offset by proceeds from common stock issuances of $19.6 million.  Cash provided by financing activities during the year ended December 31, 2007 was $307.7 million, which primarily resulted from net borrowings of $243.7 million, including borrowings of $129.5 million under a secured term loan, $75.0 million under convertible senior notes, $37.4 million under the repurchase agreement (net of repayments) and $1.8 million under mortgages on real estate investments, proceeds from common stock issuances of $116.2 million and funds provided by hedging and risk management activities of $2.4 million, partially offset by dividends and distributions paid of $35.0 million, common stock repurchased of $15.0 million and debt issuance costs of $4.7 million.

See our consolidated statements of cash flows in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2009 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Mortgages on real estate investments	$943,811	$15,382	$167,415	$137,123	$623,891
Collateralized debt obligations	263,310	9,100	21,215	45,286	187,709
Credit facility	126,262	9,760	116,502
Secured term loan	114,070	12,191	29,117	25,951	46,811
Convertible senior notes	49,452	(991)	50,443
Other long-term debt	30,930	–	–	–	30,930
Operating leases	2,806	735	1,506	565	–
Total	$1,530,641	$46,177	$386,198	$208,925	$889,341

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases.  Our Wachovia Bank credit facility is currently our only floating rate borrowing facility.  Low market interest rates kept our borrowing cost on the Wachovia credit facility low during 2009 and we cannot predict the level of market interest rates in the future.  In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced.  We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset.  As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future.  Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing.  As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2009, and December 31, 2008, as the case may be, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of December 31, 2009, and December 31, 2008 (dollars in thousands):

	Carrying Amount		Notional Amount		Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2009	12/31/2009	12/31/2008

Assets:
Loans held for investment (1)	$221,656	$286,563	$225,242	$283,912	6.8%	Various	$219,185	$262,647
Commercial mortgage-backed securities (2)	153,056	161,842	191,876	202,382	7.5%	2012-2028	113,306	119,083
Structuring fees receivable (2)	1,094	1,863	N/A	N/A	8.2%	2010-2020	1,094	1,863

Liabilities
Mortgages on real estate investments (4)	$943,811	$972,324	$939,616	$966,091	5.6%	2011-2022	$902,408	$936,668
Collateralized debt obligations (4)	263,310	268,265	263,500	268,500	5.7%	2015	150,114	116,592
Credit facility (3)	126,262	189,262	126,262	189,262	3.2%	2011	126,262	189,262
Secured term loan (4)	114,070	123,719	114,070	123,719	6.0%	2018	98,641	62,010
Convertible senior notes (5)	49,452	66,239	52,444	71,760	11.5%	2012	46,956	28,329
Other long-term debt (6)	30,930	30,930	30,930	30,930	8.3%	2016	21,925	11,152

(1)
This portfolio of loans bears interest at fixed rates.  We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available.  The maturity dates for the loans range from 2010 through 2033.

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

(5)
The carry value and effective financing rate on the convertible senior notes reflect the impact of the new accounting guidance applicable to the notes as of January 1, 2009.  See Note 9 in our consolidated financial statements included in this Form 10-K.  We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available.  The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates.  The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of December 31, 2009 are as follows:

	Expected Maturity Dates
	2010	2011	2012	2013	2014	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$12,637	$12,277	$12,884	$10,034	$7,520	$169,890
Commercial mortgage-backed securities	2,494	3,248	26,721	4,252	7,555	147,606
Structuring fees receivable	767	72	79	86	49	41
Mortgages on real estate investments	15,382	35,929	131,486	69,445	67,678	623,891
Collateralized debt obligations	9,100	10,266	10,949	26,065	19,221	187,709
Credit facility	9,760	116,502
Secured term loan	12,191	13,737	15,380	13,602	12,349	46,811
Convertible senior notes	(991)	(1,099)	51,542
Other long-term debt	–	–	–	–	–	30,930

The above table includes regularly scheduled principal amortization and balloon payments due to maturity.  See Note 9 in our consolidated financial statements included in this Form 10-K.  Negative amounts with respect to our convertible senior notes represent amortization of the debt discount related to the liability component of the instrument as measured in accordance with the new accounting guidance applicable to the notes.  See Note 9 in our consolidated financial statements included in this Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is designed and operating effectively.

Item 8.        Financial Statements and Supplementary Data.

Index To Financial Statements
and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CapLease, Inc.

We have audited the accompanying consolidated balance sheets of CapLease, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules of CapLease, Inc. listed in the Index at Item 8.  We also have audited CapLease, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  CapLease, Inc.'s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapLease, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly the information set forth therein.  Also in our opinion, CapLease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen LLP
New York, New York
March 3, 2010

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share and per share amounts)	2009	2008
Assets
Real estate investments, net	$1,408,819	$1,510,413
Loans held for investment, net	221,211	285,779
Commercial mortgage-backed securities	153,056	161,842
Cash and cash equivalents	38,546	8,439
Asset held for sale	3,410	–
Structuring fees receivable	1,094	1,863
Other assets	78,279	77,189
Total Assets	$1,904,415	$2,045,525
Liabilities and Stockholders' Equity
Mortgages on real estate investments	$943,811	$972,324
Collateralized debt obligations	263,310	268,265
Credit facility	126,262	189,262
Secured term loan	114,070	123,719
Convertible senior notes	49,452	66,239
Other long-term debt	30,930	30,930
Total debt obligations	1,527,835	1,650,739
Intangible liabilities on real estate investments	39,591	49,277
Accounts payable, accrued expenses and other liabilities	18,700	19,879
Dividends and distributions payable	3,822	711
Total Liabilities	1,589,948	1,720,606
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,400,000 shares issued and outstanding	33,657	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 51,709,511 and 47,391,790 shares issued and outstanding, respectively	517	474
Additional paid in capital	303,368	317,565
Accumulated other comprehensive loss	(24,332)	(28,118)
Total Stockholders' Equity	313,210	323,578
Non-controlling interest in consolidated subsidiaries	1,257	1,341
Total Equity	314,467	324,919
Total Liabilities and Equity	$1,904,415	$2,045,525

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2009	2008	2007
Revenues:
Rental revenue	$134,496	$135,026	$122,604
Interest income from loans and securities	30,667	35,040	35,368
Property expense recoveries	11,473	11,457	11,215
Other revenue	1,532	764	583
Total revenues	178,168	182,287	169,770
Expenses:
Interest expense	90,270	98,217	96,419
Property expenses	20,442	19,526	18,556
(Gain) loss on derivatives	–	19,496	(203)
Loss on investments	26,885	3,663	427
General and administrative expenses	10,894	11,669	10,660
General and administrative expenses-stock based compensation	2,118	1,978	1,621
Depreciation and amortization expense on real property	51,410	53,132	46,866
Loan processing expenses	309	314	306
Total expenses	202,328	207,995	174,652
Gain on extinguishment of debt	9,829	1,713	1,363
Provision for income taxes	(201)	–	–
Loss from continuing operations	(14,532)	(23,995)	(3,519)
Income from discontinued operations	514	707	981
Net loss before non-controlling interest in consolidated subsidiaries	(14,018)	(23,288)	(2,538)
Non-controlling interest in consolidated subsidiaries	51	124	33
Net loss	(13,967)	(23,164)	(2,505)
Dividends allocable to preferred shares	(2,844)	(2,844)	(2,844)
Net loss allocable to common stockholders	$(16,811)	$(26,008)	$(5,349)

Earnings per share:
Net loss per common share, basic and diluted	$(0.34)	$(0.57)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	49,297	45,526	40,739
Dividends declared per common share	$0.21	$0.60	$0.80
Dividends declared per preferred share	$2.03	$2.03	$2.03

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Stockholders' Equity
(Amounts in thousands)	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2006	$33,657	$341	$277,918	$(4,260)	$2,859	$310,515
Incentive stock plan compensation expense	–	–	1,621	–	–	1,621
Incentive stock plan grants issued and forfeited	–	3	(3)	–	–	–
Net income (loss)	–	–	(2,505)	–	–	(2,505)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(33)	(33)
Issuance of common stock	–	115	116,104	–	–	116,219
Repurchase of common stock	–	(15)	(14,985)	–	–	(15,000)
Issuance of convertible senior notes-equity component			7,024		–	7,024
Dividends declared - preferred	–	–	(2,844)	–	–	(2,844)
Dividends declared - common	–	–	(33,972)	–	–	(33,972)
Distributions declared-operating partnership units	–	–	–	–	(210)	(210)
Increase (decrease) in fair value of securities available for sale	–	–	–	(20,412)	–	(20,412)
Increase (decrease) in fair value of derivatives	–	–	–	(4,570)	–	(4,570)
Reclassification of derivative items into earnings	–	–	–	788	–	788
Realized gain (loss) on derivatives	–	–	–	2,434	–	2,434
Balance at December 31, 2007	33,657	444	348,359	(26,020)	2,616	359,056
Incentive stock plan compensation expense	–	–	1,978	–	–	1,978
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net income (loss)	–	–	(23,164)	–	–	(23,164)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(124)	(124)
Issuance of common stock	–	25	19,624	–	–	19,649
Operating partnership units redeemed for common stock	–	1	1,013	–	(1,014)	–
Dividends declared-preferred	–	–	(2,844)	–	–	(2,844)
Dividends declared-common	–	–	(27,397)	–	–	(27,397)
Distributions declared-operating partnership units	–	–	–	–	(137)	(137)
Amortization of losses on securities previously classified as available for sale	–	–	–	505	–	505
Increase (decrease) in fair value of securities available for sale	–	–	–	(9,398)	–	(9,398)
Increase (decrease) in fair value of derivatives	–	–	–	4,522	–	4,522
Reclassification of derivative items into earnings	–	–	–	20,126	–	20,126
Realized gain (loss) on derivatives	–	–	–	(17,853)	–	(17,853)
Balance at December 31, 2008	33,657	474	317,565	(28,118)	1,341	324,919
Incentive stock plan compensation expense	–	–	2,118	–	–	2,118
Incentive stock plan grants issued and forfeited	–	11	(11)	–	–	–
Net income (loss)	–	–	(13,967)	–	–	(13,967)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(51)	(51)
Issuance of common stock	–	32	11,014	–	–	11,046
Dividends declared-preferred	–	–	(2,844)	–	–	(2,844)
Dividends declared-common	–	–	(10,507)	–	–	(10,507)
Distributions declared-operating partnership units	–	–	–	–	(33)	(33)
Amortization of losses on securities previously classified as available for sale	–	–	–	562	–	562
Increase (decrease) in fair value of securities available for sale	–	–	–	2,463	–	2,463
Reclassification of derivative items into earnings	–	–	–	761	–	761
Balance at December 31, 2009	$33,657	$517	$303,368	$(24,332)	$1,257	$314,467

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2009	2008	2007

Operating activities
Net loss	$(13,967)	$(23,164)	$(2,505)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	51,936	54,349	47,860
Stock based compensation	2,118	1,978	1,621
Amortization of above and below market leases	1,344	1,436	742
Gain attributable to non-controlling interest in consolidated subsidiaries	(51)	(124)	(33)
Gain on extinguishment of debt	(9,829)	(1,713)	(1,363)
Loss on investments	26,885	3,663	427
(Gain) loss on derivatives	–	19,496	(203)
Straight-lining of rents	(1,377)	(6,145)	(13,756)
Amortization of discounts/premiums, and origination fees/costs, net	(495)	(376)	(399)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	3,603	3,069	703
Changes in operating assets and liabilities:
Structuring fees receivable	770	712	677
Other assets	(4,216)	11,928	(7,820)
Accounts payable, accrued expenses and other liabilities	(59)	(257)	4,892
Deposits and escrows	(48)	(492)	283
Amounts due to servicer	–	(1)	(181)
Net cash provided by operating activities	56,614	64,359	30,945

Investing activities
Proceeds from sale of loans	41,206	–	–
Additions to loans held for investment	(790)	–	(9,107)
Principal received from borrowers	15,458	6,863	12,961
Origination costs on lending investments	–	–	22
Purchase of commercial mortgage-backed securities	(496)	–	(37,919)
Proceeds from sale of securities	7,475	–	–
Repayments of commercial mortgage-backed securities	3,134	2,480	2,415
Proceeds from sale of real estate investments	6,544	–	2,887
Purchases of real estate investments	–	–	(276,457)
Real estate improvements, additions, rebates and construction in progress	(1,389)	224	(3,658)
Leasing commission costs	(794)	–	–
Deposits on potential equity investments	–	–	(20,800)
Return of deposits on potential equity investments	–	–	21,800
Investments in partially-owned entities	–	–	(1,139)
Purchases of furniture, fixtures, equipment and leasehold improvements	(6)	(20)	(67)
Net cash provided by (used in) investing activities	70,342	9,547	(309,062)

Financing activities
Borrowings under repurchase agreement obligations	–	–	322,913
Repayments of repurchase agreement obligations	–	(232,870)	(285,528)
Borrowings under bridge-financing facility	–	–	210,273
Repayments under bridge-financing facility	–	–	(210,273)
Borrowings from mortgages on real estate investments	1,574	1,414	160,076
Repayments of mortgages on real estate investments	(13,650)	(11,560)	(158,258)
Borrowings from secured term loan	–	–	129,521
Repayments on secured term loan	(9,649)	(5,801)	–
Borrowings from credit facility	–	210,392	–
Repayments on credit facility	(63,000)	(21,131)	–
Convertible senior notes issued, net of offering costs	–	–	75,000
Convertible senior notes repurchased	(9,583)	(1,272)	–
Collateralized debt obligations repurchased	(2,881)	–	–
Debt issuance costs	(645)	(1,783)	(4,662)
Escrows held with mortgage lender	212	600	–
Funds provided by (used in) hedging and risk management activities	–	(17,853)	2,434
Common stock issued, net of offering costs	11,046	19,649	116,219
Common stock repurchased	–	–	(15,000)
Distributions to non-controlling interest	(23)	(189)	(211)
Dividends paid on common and preferred stock	(10,250)	(39,110)	(34,765)
Net cash provided by (used in) financing activities	(96,849)	(99,514)	307,739
Net increase (decrease) in cash and cash equivalents	30,107	(25,608)	29,622
Cash and cash equivalents at beginning of period	8,439	34,047	4,425
Cash and cash equivalents at end of period	$38,546	$8,439	$34,047

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued

	Year ended December 31,
(Amounts in thousands)	2009	2008	2007
Supplemental disclosure of cash flow information
Cash paid during the year for interest expense (excluding capitalized interest)	$86,332	$95,312	$93,103
Cash paid during the year for income taxes	–	–	–
Distributions declared but not paid	9	–	53
Dividends declared but not paid	3,813	711	9,581

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	$–	$–	$64,086
Value of below-market leases acquired	–	–	34,326
Securities transferred to loans held for investment	–	24,453	–
Mortgage notes payable assumed on properties acquired	–	–	189,996
Mortgage notes payable transferred on properties sold	14,400	–	–
Operating partnership units redeemed in exchange for common shares	–	1,014	–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

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

The Company has two complementary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.

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

CapLease completed its initial public offering of common stock in March 2004, and issued its 8.125% Series A cumulative redeemable preferred stock in a public offering in October 2005.  As of December 31, 2009, CapLease had 51,709,511 shares of common stock and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding.  See Note 14.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and include the assets, liabilities, and results of operations of the Company.  Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition.  The Company accounts for properties that it intends to dispose of in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Codification Statement (“ASC”) 360-10-45 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).  All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

Risks and Uncertainties

In the normal course of business, among the risks the Company encounters are credit risk and market risk.  Credit risk is the risk of default on the Company’s leases, loans, securities and any derivative instruments that results from a lessee’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of investments in real estate, loans, securities or derivative instruments due to changes in interest rates or other market factors, including the value of real estate held by the Company, and the collateral underlying loans and securities.  Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other relevant information.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with FASB ASC 360-10-35-21 (formerly SFAS No. 144).  Upon determination of impairment, the Company would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  These estimates are highly subjective and could differ materially from actual results.  The Company recognized $15,999 of impairment losses on long-lived assets during the year ended December 31, 2009, including a $11,923 write-down to estimated fair value during the fourth quarter of 2009 on a property that is now vacant (see Note 3), a $2,853 loss on an owned property sold in the second quarter of 2009 (see Note 6), and a $1,223 loss on an owned property expected to be sold in the first quarter of 2010 (see Note 6).  The Company recognized $354 of impairment losses on long-lived assets during the year ended December 31, 2008, related to the property it expects to sell in the first quarter of 2010 (see Note 6).  The Company recognized no impairment losses on long-lived assets during the year ended December 31, 2007.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant.  Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases.  Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases.  In estimating costs to execute similar leases, management considers leasing commissions and other related expenses.  Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals.  The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases.  The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships.  Through December 31, 2009, the Company has assigned no value to tenant relationships on any of its acquisitions.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

When a lease is terminated, the net impact, if any, of (i) writing-off all related intangible assets and liabilities and any straight-line rent adjustment, (ii) any lease termination payments received, and (iii) recording the property at its lower of the carry amount and estimated fair value, is recognized through the Company’s Consolidated Statement of Operations.  Any net gain is included as a component of “Other revenue” and any net loss is included as a component of “Loss on investments.”

For property acquisitions where the Company assumes existing mortgage debt, the debt is recorded at its estimated fair value, based on management’s estimate of current market yields available for comparable financing.  The Company amortizes any discount or premium as part of interest expense on the related debt using the effective interest method.

Loan Investments

The Company classifies its loans as long-term investments, as its strategy is to hold the loans for the foreseeable future or until maturity.  Loan investments are carried on the Company's Consolidated Balance Sheet at amortized cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees), net of any allowance for loan losses.  Unearned discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan.

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or market value.  As of December 31, 2009, the Company had not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company's impairment analysis includes both a general reserve component under FASB ASC 310-10-35-10 (formerly SFAS No. 5, Accounting for Contingencies), and an asset-specific component under FASB ASC 310-10-35-16 (formerly SFAS No. 114, Accounting by Creditors for Impairments of a Loan).  The general reserve component covers performing loans and in accordance with FASB ASC 310-10-35-10 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of December 31, 2009, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with FASB ASC 310-10-35-16, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company's accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of December 31, 2009, the Company had an asset-specific loan loss reserve of $444 on a single impaired loan.  See Note 4.

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

December 31, 2009, 2008 and 2007

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

Since January 2008, as part of the reinvestment option of the Company's collateralized obligation, the Company transferred additional face amount of one of the 11 securities into the collateralized debt obligation and in connection with the transfer reclassified the security as "held to maturity." As of the date of transfer, the unrealized loss on the security reclassified as held to maturity included in Other Comprehensive income (Loss) was $1,217.

During 2009, also as part of the reinvestment option of the Company's collateralized debt obligation, the Company purchased five other securities through the collateralized debt obligation and classified all of the securities as "held to maturity."

The Company classifies all of its other securities investments as “available for sale.”

Any premiums or discounts on securities are amortized as a component of interest income using the effective interest method.

The Company estimates fair value on all securities investments quarterly based on a variety of inputs.  The Company is then required under GAAP to assess whether any unrealized losses on securities below the Company’s carry value reflect a decline in value which is other-than-temporary.  If an other-than-temporarily impaired security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings.  Otherwise, losses on the security must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity.  In estimating other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had losses on securities charged to the Statement of Operations of $133 during the year ended December 31, 2009, $1,000 during the year ended December 31, 2008, and $372 during the year ended December 31, 2007.  See Note 5.

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

Deferred Origination Fees and Costs

In accordance with applicable accounting guidance, the Company defers the recognition of fees and expenses associated with the origination of its loans held for investment.  These items include lender fee income, rate lock income, direct loan origination costs, certain legal fees, insurance costs, rating agency fees and certain other expenses.  Deferred fees and costs are recognized as an adjustment to the effective yield over the life of the related asset.

Risk Management Transactions

The Company may enter into risk management transactions as part of its overall portfolio financing strategy.  These transactions are intended to manage the Company’s exposure to changes in interest rates associated with its expected future debt issuances.

To the extent the Company employs risk management transactions, they will be treated as cash flow hedges under applicable accounting guidance to the extent they have been designated and qualify as such, which basically means so long as the Company has satisfied a variety of technical requirements, such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests.  To the extent the cash flow hedge criteria are met, the transactions are marked to fair value at each reporting date and recorded as an asset or liability, depending on the Company’s rights or obligations under the applicable contract.  The effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet and are not reported as a component of current income or loss on the Company’s Consolidated Statement of Operations.  The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such debt.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

To the extent cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on the Company’s Statement of Operations.

To the extent the Company employs risk management transactions, no assurance can be made that the Company will satisfy the cash flow hedge requirements and as to the portion of the Company’s gains and losses that will be deemed effective under applicable accounting guidance.  Changes in management’s initial assumptions regarding any proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the swap curve (which represents the market’s expectations for future LIBOR rates) are among the factors that could cause the Company to include a greater portion of its gains and losses from the associated risk management transactions as current income or loss.

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

Revenue Recognition

Rental revenue on real estate is recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.  This includes the effects of rent steps and rent abatements under the leases.

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

Costs incurred by the Company for lease enhancement mechanisms as part of the Company’s lending programs are typically charged to the borrowers. In instances where not fully absorbed by the borrower, costs are treated as a cost of loan origination under applicable accounting guidance.  Costs for lease enhancement mechanisms for the Company’s owned real properties are treated as a cost of financing and are amortized as part of interest expense over the expected term of the related financing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Marketing and Advertising Costs

The Company expenses marketing and advertising costs as incurred.  Marketing and advertising expense totaled $145, $431, and $512, in 2009, 2008, and 2007, respectively.

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

Other Comprehensive Income (Loss)

In accordance with applicable accounting guidance, the Company recognizes the change in fair value of its securities available for sale as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet.  The Company also recognizes the change in fair value, and realized gains and losses from the effective portion of its cash flow hedges as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet.  Realized gains and losses from the effective portion of the cash flow hedges are then amortized as a component of interest expense on the Company’s Consolidated Statement of Operations over the term of the related financing, using the constant interest method.

Earnings per Share

In accordance with FASB ASC 260-10-15 (formerly SFAS No. 128, Earnings per Share), the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 5,014,100, 6,627,296 and 1,507,155, respectively, for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

The following summarizes the Company’s EPS computations for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 (in thousands, except per share amounts):

	December 31,
	2009	2008	2007
Net loss allocable to common stockholders	$(16,811)	$(26,008)	$(5,349)
Weighted average number of common shares outstanding, basic and diluted	49,297	45,526	40,739
Loss per share, basic and diluted	$(0.34)	$(0.57)	$(0.13)
Non-vested shares included in weighted average number of shares outstanding above	1,801	930	693

Subsequent Events

In accordance with FASB ASC 855-10 (formerly SFAS No. 165, Subsequent Events), the Company performed an evaluation of subsequent events through March 3, 2010, which is the date the financial statements were issued.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued an amendment to the guidance for other than temporary impairments (“OTTI”) of investments in debt securities, which changes the presentation of OTTI in financial statements.  Under this guidance, if an OTTI debt security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings.  Otherwise, losses on debt securities must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity.  When an unrealized loss on a fixed maturity security is not considered OTTI, the unrealized loss continues to be charged to other comprehensive income (loss) and not to earnings. The adoption of this guidance on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

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

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at December 31, 2009 and December 31, 2008:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

	December 31,
	2009	2008
Real estate investments, at cost:
Land	$189,021	$192,321
Building and improvements	1,237,559	1,278,025
Intangible assets	180,722	186,568
Less: Accumulated depreciation and amortization	(198,483)	(146,501)
Real estate investments, net	$1,408,819	$1,510,413
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$56,000
Less: Accumulated amortization	(8,317)	(6,723)
Intangible liabilities on real estate investments, net	$39,591	$49,277

During the year ended December 31, 2009, the Company did not complete any new real estate acquisitions.  The Company did sell one owned real property during the year ended December 31, 2009.  See Note 6.

Acquisition costs capitalized as part of buildings and improvements were $0 for the years ended December 31, 2009 and December 31, 2008, and $1,398 for the year ended December 31, 2007.  Interest capitalized as part of buildings and improvements was $0 for each of the years ended December 31, 2009, December 31, 2008, and December 31, 2007.

The impact on rental revenue of the straight-line rent adjustment under FASB ASC 840-20-25-1 (formerly SFAS No. 13, Accounting for Leases) is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income.  Amounts for accrued rental income and deferred rental income as of December 31, 2009 and December 31, 2008, were as follows:

	December 31,
	2009	2008
Accrued Rental Income	$35,317	$35,883
Deferred Rental Income	-	1,072

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8.  Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, were as follows:

	December 31,
	2009	2008	2007
Depreciation on real estate (included in depreciation and amortization expense)	$32,804	$32,783	$29,562

Amortization of in-place leases (included in depreciation and amortization expense)	18,530	20,349	17,304

Amortization of above-market leases (included as a reduction of rental revenue)	3,849	3,849	2,826

Amortization of below-market leases (included as a component of rental revenue)	1,593	2,535	2,207

As of December 31, 2009, Company’s weighted average amortization period on intangible assets was 7.7 years, and the weighted average amortization period on intangible liabilities was 26.5 years.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of December 31, 2009 on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
2010	$19,832	$2,186
2011	19,120	2,186
2012	14,702	2,186
2013	9,030	2,051
2014	8,672	1,954
Thereafter	31,241	29,028
	$102,597	$39,591

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

Johnston, Rhode Island Property

The Company performed an impairment analysis of this property in connection with the former tenant’s vacancy on October 31, 2009.  The Company estimated the fair value of the property based on a variety of assumptions, including the time expected to lease up the building, expected rents and operating expenses, an estimate of amounts the Company expects to invest to improve the building, and an estimate of sale proceeds in connection with a potential sale of the property at a future date.  These estimates are highly subjective and could differ materially from actual results.  Based on the Company’s impairment analysis, it recognized an impairment loss of $11,923 on this property which is included in “Loss on investments” in the Consolidated Statement of Operations.

Omaha, Nebraska Properties

At December 31, 2009, the Company terminated two leases with Qwest Corporation (both buildings in Omaha, Nebraska) which were scheduled to expire in June 2010 and assumed the subleases that had been previously entered into by Qwest.

In connection with the lease termination, the Company received $812 from Qwest to settle various obligations under the lease.  This payment was included as a component of “Other revenue” on the Company's Consolidated Statement of Operations.

Prior to the lease termination, the Company had the following lease-related liabilities:

•	$7,150 of intangible liabilities on the properties (representing below market lease intangibles);

•	$1,430 of deferred rental income on the properties (representing the aggregate straight-line rent adjustment for rent received in advance).

In addition to the lease termination payment, the Company recorded the following items of income (expense) on its Consolidated Statement of Operations as a component of “Other revenue”:

Extinguishment of intangible liabilities	$7,150
Recognition of deferred rental income	1,430
Write-down of building to fair value	(8,580)
Total	$–

The Company performed an impairment analysis of the properties in connection with the lease termination.  As it did with the Johnston, Rhode Island property, the Company estimated the fair value of the properties based on a variety of assumptions.  Based on the analysis, management concluded that a write-down to fair value was appropriate for the two Qwest properties, as reflected above.  Inclusive of the related income items from the extinguishment of the lease liabilities, there was no net impairment charge on the properties.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

4.	Loans Held for Investment

Loans held for investment at December 31, 2009 and December 31, 2008, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of December 31, 2009, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  Except as described below, as of December 31, 2009, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	December 31,
	2009	2008
Principal	$225,242	$283,912
(Discount) Premium	(2,642)	3,151
Cost basis	222,600	287,063
Allowance for loan losses	(944)	(500)
Carrying amount of loans	221,656	286,563
Deferred origination fees, net	(445)	(784)
Total	$221,211	$285,779

During the year ended December 31, 2009, the Company sold a long-term mortgage loan backed by a property leased to Koninklijke Ahold, N.V. and recorded a loss on sale of $3,807.  See Note 6.  The decision to sell the loan was driven primarily by the Company’s desire to reduce recourse debt.  The Company used the proceeds from the sale to repay principal outstanding under its credit agreement with Wachovia Bank by $14,314 and increase its cash on hand by $5,503.

As of December 31, 2009, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 (formerly SFAS No. 5) of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

At each of December 31, 2009 and December 31, 2008, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%.  At December 31, 2009 and December 31, 2008, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.8% and 6.8%, respectively.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

As of December 31, 2009, the Company had one loan investment which is on non-accrual status and past due more than 90 days.  The loan has been classified as impaired in accordance with FASB ASC 310-10-35-16 (formerly SFAS No. 114).  The Company intends to account for any interest income it collects on the impaired loan on a cost-recovery basis.  A second loan which was classified as impaired at December 31, 2008, was paid off at an amount approximately equal to the loan’s carry value during the year ended December 31, 2009.  The Company performed an impairment analysis for the impaired loan as of December 31, 2009, and concluded that no loss reserve beyond a reserve of $444 recorded at June 30, 2009, was warranted.

The following tables summarize certain financial information with respect to the Company’s impaired loans, including the loan that was paid off during the year ended December 31, 2009:

	Carrying Amount		Average carrying amount
Borrower	12/31/2009	12/31/2008	2009	2008
Eden Hylan Seaview LLC	$–	$650	$436	$650
West End Mortgage Finance Fund I L.P.	1,000	6,154	1,987	6,499

	Interest Income Recognized
	For the year ended December 31,2009		For the year ended December 31,2008
Borrower	Accrual	Cash	Accrual	Cash
Eden Hylan Seaview LLC	$56	$171	$16	$7
West End Mortgage Finance Fund I L.P.	115	115	317	317

The above table includes interest income on each loan only for the period the loan was classified as impaired.  The loans were not classified as impaired during 2007.

5.	Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at December 31, 2009:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	16	$155,556	$140,013	$149,885	$100,262	$433	$(50,056)
Available For Sale	8	36,320	13,043	22,760	13,044	-	(9,717)
Total	24	$191,876	$153,056	$172,645	$113,306	$433	$(59,773)

The following is a summary of the Company’s securities investments at December 31, 2008:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	11	$150,742	$136,261	$145,480	$93,504	$245	$(52,221)
Available For Sale	9	51,640	25,581	38,975	25,579	1	(13,397)
Total	20	$202,382	$161,842	$184,455	$119,083	$246	$(65,618)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

A detailed schedule of the Company’s securities investments at December 31, 2009 follows:

		Scheduled	December 31,
Description	2009 Classification	Maturity Date	2009	2008
BSCMS 1999 CLF1, Class E (rated D) Face Amount	Available For Sale	May 2028	$3,326	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	Sep 2025	251	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	Mar 2024	11,907	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	Oct 2025	6,383	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	Jan 2024	5,055	5,662
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	Nov 2012	8,000	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	Sep 2019	553	508
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	Jan 2021	845	776
BACM 2006-4, Class H (rated B) Face Amount	Held To Maturity	Aug 2016	8,000	8,000
Banc of America 2007-1, Class C (rated BB) Face Amount (1)	Held To Maturity	Feb 2017	500	–
CALFS 1997-CTL1, Class D (rated B-) Face Amount	Held To Maturity	Jan 2016	6,000	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	Jul 2022	9,526	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	Feb 2023	9,526	9,526
JP Morgan 2006-LDP9 (rated BB-) Face Amount (1)	Held To Maturity	Dec 2016	200	–
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	Jan 2022	11,081	11,081
Wachovia 2007-C30, Class AJ (rated B) Face Amount (1)	Held To Maturity	Feb 2017	200	–
Wachovia 2007-C31, Class AJ (rated B+) Face Amount (1)	Held To Maturity	Apr 2017	200	–
Wachovia 2007-C33, Class AJ (rated B+) Face Amount (1)	Held To Maturity	Jul 2017	200	–
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	Nov 2012	15,000	15,000
WBCMT 2006-C27, Class C (rated BB) Face Amount	Held To Maturity	Aug 2016	11,000	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	Jan 2028	18,058	18,604
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB) Face Amount	Held To Maturity	Jan 2020	8,283	8,586
Lucent 6.70% due 9/1/2020 (rated B) Face Amount	Held To Maturity	Sep 2020	35,754	36,616
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	Aug 2026	22,028	22,241
Yahoo, Inc. (rated BBB-) Face Amount	N/A	Aug 2026	-	9,391
Unearned Discount			(19,231)	(17,929)
Cost Basis			172,645	184,455
Net unrealized gain (loss) on securities			(19,589)	(22,613)
Total			$153,056	$161,842

(1)	Purchased during the year ended December 31, 2009, for an aggregate purchase price of $496, plus accrued interest.

All credit ratings in the above table are as of December 31, 2009.

During the year ended December 31, 2009, the Company sold $9,500 face amount of available for sale securities backed by loans on two office buildings leased to Yahoo!, Inc. and recorded a loss on sale of $2,105.  See Note 6.  The decision to sell the securities was driven primarily by the Company’s desire to reduce recourse debt.  The Company used the proceeds from the sale to repay principal outstanding under its credit agreement with Wachovia Bank by $7,521.

During the three months and year ended December 31, 2009, the Company recognized impairment losses on securities investments of $0 and $133, respectively.  During the year ended December 31, 2008, the Company recognized impairment losses on securities investments of $1,000.  The 2009 and 2008 losses are included in “Loss on investments” in the Company’s Consolidated Statement of Operations and were recorded on one CMBS investment: BSCMS Class E.  These losses represent management’s determination that other-than-temporary declines in the fair value of the security below its cost basis had occurred.  The loss reflects management’s estimate of expected losses from underlying credits in the collateral pool (including Circuit City Stores, Inc.).  The loss estimate is highly subjective and reflects a variety of assumptions, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of appraised values and/or stressed collateral values and potential bankruptcy claim recoveries.

During the year ended December 31, 2007, the Company recognized impairment losses on securities investments of $372.  The 2007 losses are also included in “Loss on investments” in the Company’s Consolidated Statement of Operations and were recognized in the quarter ended June 30, 2007, on two CMBS investments: BSCMS Class E ($172) and CMLBC Class J ($200).  These losses represent management’s determination that other-than-temporary declines in the fair value of the securities below its cost basis had occurred on these two investments.  Key factors that management relied on in determining the decline was other-than-temporary include:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

•	an analysis of the impact of changes in credit spreads;

•	subordination levels within the CMBS capital structure; and

•	the ratings or changes in ratings of the security and underlying collateral.

Unrealized gains and losses on securities at December 31, 2009 and December 31, 2008, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following

	December 31,
	2009	2008
Unrealized gains on securities previously available for sale	$801	$900
Unrealized losses on securities previously available for sale	(10,673)	(10,117)
Unrealized gains on securities available for sale	–	1
Unrealized losses on securities available for sale	(9,717)	(13,397)

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2009.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$354	$66	4
In unrealized loss position 12 or more months	102,925	59,707	15

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2008.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$23,391	$10,549	4
In unrealized loss position 12 or more months	85,745	55,068	11

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis.  Credit ratings on the 15 securities in a continuous unrealized loss position for more than 12 months as of December 31, 2009 range from  AAA   to  D  with a weighted average of  BB  and those securities have a weighted average maturity of approximately 8.3 years.  The Company believes that none of the unrealized losses on investment securities are other than temporary because substantially all of the unrealized losses relate to market interest rate changes, and the Company expects to hold these securities for a period of time sufficient to allow for a full recovery in fair value.  In addition, management considers the underlying credits to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At December 31, 2009 and December 31, 2008, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.5%, respectively.

Structuring fees receivable were $1,094 and $1,863 at December 31, 2009 and December 31, 2008, respectively, and represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

6.	Assets Sold and Discontinued Operations

Quarter Ended December 31, 2009

As of December 31, 2009, the Company reclassified the property it owns in Wyomissing, Pennsylvania and leases to Cott Corporation to discontinued operations in accordance with FASB ASC 205-20-45-1 (formerly SFAS No. 144). The lease with Cott is scheduled to run until June 2017 although Cott ceased operations and vacated the property during 2006. The Company expects to terminate the lease with Cott during the first quarter of 2010. In a separate transaction with an unrelated third party, the Company also expects to sell the property during the first quarter of 2010. In connection with the reclassification, the Company recorded an impairment charge of $1,223, representing its estimate of the loss on termination of the lease and sale of the property. The impairment charge is included in “Loss on investments” on the Company’s Consolidated Statement of Operations. The Company also recognized $354 of impairment losses on this property during the year ended December 31, 2008 (included in “Loss on investments”), representing the Company’s estimate at that time of the decline in the fair value of the property below the Company’s carry value.

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

The Company is required under GAAP to disclose information about the fair value of all of the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s Consolidated Balance Sheet. For purposes of these rules, substantially all of the Company’s assets and liabilities other than its owned property investments are classified as financial instruments.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable, accrued expenses and other liabilities, and dividends payable approximate their carrying values due to the short-term maturities of these items.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2009 and December 31, 2008 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	12/31/2009	12/31/2008	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Assets:
Loans held for investment	$221,656	$286,563	$225,242	$283,912	$219,185	$262,647
Commercial mortgage-backed securities	153,056	161,842	191,876	202,382	113,306	119,083
Structuring fees receivable	1,094	1,863	N/A	N/A	1,094	1,863
Liabilities:
Mortgages on real estate investments	$943,811	$972,324	$939,616	$966,091	$902,408	$936,668
Collateralized debt obligations	263,310	268,265	263,500	268,500	150,114	116,592
Credit facility	126,262	189,262	126,262	189,262	126,262	189,262
Secured term loan	114,070	123,719	114,070	123,719	98,641	62,010
Convertible senior notes	49,452	66,239	52,444	71,760	46,956	28,329
Other long-term debt	30,930	30,930	30,930	30,930	21,925	11,152

The fair values indicated above are indicative of the interest rate and credit spread environment as of December 31, 2009 and December 31, 2008, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases. The methodologies used and key assumptions made to estimate fair values are as follows:

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

Credit facility—Management believes that the stated interest rate (which floats based on short-term interest rates) approximates market rates (when compared to similar credit facilities with similar credit risk). As such, the fair value of these obligations is estimated to be equal to the outstanding principal amount.

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

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157, Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its securities available for sale and any derivative assets and liabilities at fair value. As of December 31, 2009, the Company had no derivative assets or liabilities.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of December 31, 2009, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of December 31, 2009, the Company has not classified any of its securities available for sale as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of December 31, 2009, the Company has classified all of its securities available for sale as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations (observable), index pricing (observable), market yields and credit spreads on securities with similar credit ratings and duration (observable), collateral values (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. Broker quotes generally reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive and dislocated markets.

The table below presents the fair value of the Company’s securities available for sale as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,2009
Assets
Securities available for sale	$–	$–	$13,044	$13,044

The following table summarizes the change in the fair value for Level 3 items for the years ended December 31, 2009 and December 31, 2008:

	Year ended December 31, 2009	Year ended December 31, 2008
Securities available for sale
Beginning balance	$13,483	$-
Gains (losses) included in net income (loss)	(133)	(1,000)
Gains (losses) included in other comprehensive income	559	(2,771)
Amortization included in interest income	(236)	86
Settlements or repayments	(629)	(130)
Transfers in (out) of Level 3	-	17,298
Ending balance	$13,044	$13,483

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

8.	Other Assets

Other assets as of December 31, 2009 and December 31, 2008 consisted of the following:

	December 31,
	2009	2008
Receivables and accrued interest	$11,304	$10,024
Prepaid expenses and deposits	1,267	1,198
Reserve accounts	14,868	12,889
Escrow held with mortgage lender	-	212
Funds with CDO trustee pending distribution or reinvestment	4,697	3,947
Restricted cash	276	44
Amounts held by servicer	261	356
Accrued rental income	35,317	35,883
Debt issuance costs, net	7,653	10,404
Deferred leasing costs, net	718	-
Investment in statutory trust	930	930
Other	988	1,302
Total	$78,279	$77,189

9.	Debt Obligations

Credit Agreement

The Company has financed certain of its portfolio assets pursuant to a credit agreement it entered into with Wachovia Bank in April 2008. The Company drew a $210,392 term loan under the agreement at closing which it has reduced to $126,262 outstanding as of December 31, 2009. The Company’s borrowings are scheduled to mature in April 2011. The agreement is a floating rate LIBOR based facility. The Company is required to pay interest on its borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points. As of December 31, 2009, the Company’s effective financing rate on the credit agreement was 3.2%.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Amounts related to the Company’s credit agreement as of December 31, 2009 and December 31, 2008, were as follows:

	At December 31, 2009		At December 31, 2008
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement
Loans held for investment	$6,757	$11,481	$55,434	$78,071
Intercompany mortgage loans and investments in CapLease CDO	115,857	141,332	119,119	145,816
Commercial mortgage-backed securities	3,648	11,485	14,709	19,390
Owned property	–	28,131	–	44,398
Total	$126,262	$192,429	$189,262	$287,675

For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the following interest rates applied with respect to the Company’s credit agreement borrowings (including the predecessor repurchase agreement):

	December 31,
	2009	2008	2007
Weighted average effective financing rate	3.71%	5.44%	6.29%
Average 30-Day LIBOR rate	0.35%	2.91%	5.30%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Mortgages Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Dec 31, 2009		Dec 31, 2008			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity

Abbott Laboratories, Waukegan, IL	$14,920	$14,920	$15,120	$15,120	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,981	19,981	20,209	20,209	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,273	21,273	21,516	21,516	5.68%	5.8%	Jan 2016
AmeriCredit Corp., Arlington, TX	27,682	27,395	28,148	27,828	5.28%	5.5%	Sep 2017
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Aon Corporation, Glenview, IL	62,313	62,313	63,613	63,613	5.23%	5.8%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Schweppes Plc, Whippany, NJ	33,881	33,881	34,491	34,491	5.26%	5.3%	Mar 2015
Capital One Financial Corporation, Plano, TX	20,277	20,277	20,630	20,630	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	29,094	29,094	30,080	30,080	5.30%	5.3%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.7%	Jan 2016
ITT Industries, Inc., Herndon, VA	40,902	40,902	41,301	41,301	5.33%	5.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	14,246	14,246	14,441	14,441	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.4%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	13,080	13,080	13,361	13,361	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	16,009	16,009	16,025	16,025	5.84%	5.9%	May 2016
T-Mobile USA, Inc., Nashville, TN	10,885	10,885	10,885	10,885	5.59%	5.7%	Dec 2016
The Travelers Corporation, Hartford, CT	10,298	10,674	15,074	15,950	9.80%	5.5%	Sep 2011
The Travelers Corporation, Hartford, CT	15,499	16,360	13,925	15,159	10.76%	7.7%	Oct 2011
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	70,209	70,209	70,805	70,805	5.57%	5.6%	Mar 2016
United States Government (DEA), Birmingham, AL	11,242	11,242	11,280	11,280	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,676	22,535	20,245	23,328	7.57%	5.4%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,747	18,747	18,800	18,800	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	60,929	60,929	62,322	62,322	5.32%	5.6%	Sep 2015
United States Government (OSHA), Sandy, UT	–	–	14,470	15,361	6.28%	5.5%	Jan 2024
United States Government (SSA), Austin, TX	5,372	5,372	5,391	5,391	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	5,308	5,477	5,867	6,078	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,478	1,554	1,636	1,733	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,796	2,937	2,937	3,098	7.20%	6.2%	Jul 2018
Total	$939,616	$943,811	$966,091	$972,324

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

 The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,431,947 at December 31, 2009 and $1,455,527 at December 31, 2008.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO. The CDO is an entirely fixed rate on-balance sheet financing. The Company aggregated approximately $300,000 face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and initially issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle. The assets serve as collateral for the Company’s obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters. The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity. Each of the five note classes of the CDO was and continues to be rated investment grade. The reinvestment period for the CDO which allowed the Company to reinvest principal payments on the underlying assets into qualifying replacement collateral expired during October 2009. The CDO notes have a stated maturity in January 2040, although the actual life of the notes could be substantially shorter. The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.7%. The CDO debt is non-recourse to the Company but is secured by the collateral assets. The following table summarizes the type and carry value of the assets posted as CDO collateral as of December 31, 2009.

Carry Value
Loans held for investment	$169,348
Intercompany mortgage loans on CapLease properties	36,301
Commercial mortgage-backed securities	82,492
Total	$288,141

During the year ended December 31, 2009, the Company repurchased $5,000 of the Class A CDO notes at a price of $2,825, plus accrued interest, or a 43.5% discount from the face of the notes. The Company recorded a gain on extinguishment of the CDO debt during the year ended December 31, 2009 of $2,012.

Secured Term Loan

During December 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V. Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions. The following table summarizes the type and carry value of the assets pledged as collateral for the Company’s obligations under the loan as of December 31, 2009.

Carry Value
Loans held for investment	$40,328
Intercompany mortgage loans on CapLease properties	46,904
Commercial mortgage-backed securities	57,520
Total	$144,752

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

As of January 1, 2009, the Company adopted new accounting guidance (codified primarily at FASB ASC 470 and formerly FASB Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)) that retrospectively changed the accounting for the convertible senior notes. The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue. The initial bifurcation between the liability and equity components of the convertible senior notes at January 1, 2009, was $67,761 and $7,239, respectively. The equity component carry value remains unchanged at December 31, 2009.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Convertible senior notes included the following amounts at December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Convertible notes - principal	$52,444	$71,760
Unamortized debt discount	(2,992)	(5,521)
Convertible senior notes - net	$49,452	$66,239

The remaining debt discount will be amortized over the next 34 months, ending in October 2012.

During December 2008, the Company agreed to repurchase $8,740 of principal of the convertible senior notes at a price of $3,269, plus accrued interest on the notes, or a 62.6% discount from the face amount of the notes. The repurchase of a total of $3,240 of notes was closed in December at a price of $1,179. Inclusive of the impact of the new accounting guidance, the Company recorded a gain on extinguishment of debt of $1,713 in the year ended December 31, 2008. The repurchase of the remaining $5,500 was closed in January at a price of $2,090. The Company recorded a gain on extinguishment of debt in the quarter ended March 31, 2009 of $2,821.

During the quarter ended June 30, 2009, the Company repurchased $12,316 of principal of the convertible senior notes at a price of $6,512, plus accrued interest on the notes, or a 47.1% discount from the face of the notes.  The Company recorded a gain on extinguishment of the convertible senior notes in the quarter ended June 30, 2009 of $4,581.

During the quarter ended September 30, 2009, the Company repurchased $1,500 of principal of the convertible senior notes at a price of $949, plus accrued interest on the notes, or a 36.8% discount from the face of the notes.  The Company recorded a gain on extinguishment of the convertible senior notes in the quarter ended September 30, 2009 of $415.

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased.  The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 7.9%.  The Company’s effective interest rate on the liability component of the instrument as measured under the new accounting guidance was 11.5%,11.6% and 11.6%, respectively, at December 31, 2009, December 31, 2008 and December 31, 2007.  The Company recorded interest expense relating to the convertible senior notes under the new accounting guidance of $5,666, $7,159 and $1,600, respectively, for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share.  As of December 31, 2009, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

December 31, 2009, 2008 and 2007

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

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of December 31, 2009, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
2010	$45,441	$–	$45,441
2011	43,306	132,029	175,335
2012	39,913	169,444	209,357
2013	54,128	54,984	109,112
2014	45,769	53,479	99,248
Thereafter	64,023	825,319	889,342
	$292,580	$1,235,255	$1,527,835

10.	Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of December 31, 2009 and December 31, 2008 consisted of the following:

	December 31,
	2009	2008
Accounts payable and other liabilities	$1,039	$1,458
Accrued interest	7,623	8,571
Accrued expenses	5,487	4,862
Deferred rental income	-	1,072
Unearned rental income	4,551	3,916
Total	$18,700	$19,879

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt.  As of December 31, 2009 and during all of 2009, the Company had no open interest rate swap positions.

During most of 2008, the Company had a single open interest rate swap, intended to manage the Company’s exposure to interest rate movements for a planned long-term financing of assets financed on its credit agreement with Wachovia Bank.  During November 2008, the Company closed the swap as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.

During the quarter ended December 31, 2008, the full amount of the realized loss on closing the swap of $15,216, along with $2,862 of related losses previously deferred in Other Comprehensive Income/Loss on the Company’s Consolidated Balance Sheet, was charged directly to the Company’s Consolidated Statement of Operations, as the swap position no longer represented an effective cash flow hedge under applicable accounting guidance.  See Note 2.  In addition, during 2008 and prior to closing the swap position as described above, the Company had another $1,418 of losses on the position recorded through the Company’s Consolidated Statements of Operations.  These losses primarily include hedge ineffectiveness resulting from changes in (i) management’s estimates of when the related hedged debt was expected to be issued, and (ii) the shape of the yield curve. The above losses are included in “(Gain) loss on derivatives” on the Company’s Consolidated Statements of Operations.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

As of December 31, 2009, the Company had $4,744 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss).  Within the next twelve months, the Company estimates that $592 of these losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

12.	Related Party Transactions

In February 2001, the Company originated a net lease loan on a real property owned by a limited partnership in which certain executive officers of the Company have an indirect ownership interest.  The loan was sold to Wachovia Bank in February 2001, and the limited partnership agreed to pay the Company an advisory fee from the rent payable by the tenant at the real property in the amount of approximately $66 a month until November 2010.  An affiliate of the limited partnership is also a party to a management agreement with the tenant for the operation of the property, and another affiliate of the limited partnership subleases a portion of the leased building from the tenant at a nominal amount.  No failure to perform under the management agreement or sublease entitles the tenant to any rent abatement or termination under the lease.  Interest income earned on the structuring fee receivable totaled approximately $85, $138 and $187, during the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively, and is included in interest income in the Consolidated Statements of Operations.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At December 31, 2009, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

As of December 31, 2009, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines.  The future minimum lease payments under these lease agreements at December 31, 2009 were:

2010	$735
2011	753
2012	753
2013	565
2014	–
Thereafter	–
$2,806

Included in general and administrative expense is rent expense of approximately $657, $669 and $688 for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

14.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share.  As of December 31, 2009, CapLease had 51,709,511 shares of common stock, and 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock outstanding.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

During the quarter ended December 31, 2009, CapLease issued an aggregate of 171,700 shares of common stock through its “at the market offering” program with Brinson Patrick Securities Corporation at an average price of $4.59 per share, for net proceeds of $772. During the year ended December 31, 2009, CapLease issued an aggregate of 2,410,800 shares of common stock through the “at the market offering” program at an average price of $3.49 per share, for net proceeds of $8,169. During the quarter and year ended December 31, 2006, CapLease also issued an aggregate of 160,900 shares of common stock through the “at the market offering” program an average price to the public of $11.91 per share, for net proceeds of approximately $1,851.

During the year ended December 31, 2009, CapLease issued 807,661 shares of common stock through its dividend reinvestment and stock purchase plan at a price of $3.60 per share. During the year ended December 31, 2008, CapLease issued 1,222,855 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $7.96 per share. During the year ended December 31, 2007, CapLease issued 1,111,641 shares of common stock through its dividend reinvestment and stock purchase plan at an average price of $10.38 per share.

During September 2008, CapLease issued 1,317,524 shares of common stock to an existing greater than 5% stockholder for a price of $7.59 per share. CapLease used the net proceeds of the offering of $10,000 to voluntarily pay down debt and for general corporate purposes.

During September 2008, CapLease issued 107,131 shares of common stock upon redemption of the same number of units of the Operating Partnership. See Note 17.

During October 2007, CapLease used $15,000 of the proceeds from the sale of the convertible senior notes described in Note 9 above to repurchase 1,524,390 shares of its common stock on the open market at $9.84 per share.

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

Since CapLease’s initial public offering and through December 31, 2009, it has issued an aggregate of 2,890,455 shares of common stock (net of forfeitures) to its directors, executive officers and other employees pursuant to the Company’s stock incentive plan (see Note 15 below).

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

December 31, 2009, 2008 and 2007

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

The Series A preferred stock is not convertible into or exchangeable for CapLease’s common stock or any of the Company’s other securities or property.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2006	12/29/2006	1/16/2007	$0.20	$6,818
3/31/2007	3/30/2007	4/16/2007	0.20	6,883
6/30/2007	6/29/2007	7/16/2007	0.20	9,046
9/30/2007	9/28/2007	10/15/2007	0.20	9,175
12/31/2007	12/31/2007	1/15/2008	0.20	8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949
6/30/2008	6/30/2008	7/15/2008	0.20	8,973
9/30/2008	9/30/2008	10/15/2008	0.20	9,475
3/31/2009	3/31/2009	4/15/2009	0.05	2,396
6/30/2009	6/30/2009	7/15/2009	0.05	2,433
9/30/2009	9/30/2009	10/15/2009	0.05	2,577
12/31/2009	12/31/2009	1/15/2010	0.06	3,103

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2006	12/29/2006	1/16/2007	$0.5078125	$711
3/31/2007	3/30/2007	4/16/2007	0.5078125	711
6/30/2007	6/29/2007	7/16/2007	0.5078125	711
9/30/2007	9/28/2007	10/15/2007	0.5078125	711
12/31/2007	12/31/2007	1/15/2008	0.5078125	711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711
6/30/2008	6/30/2008	7/15/2008	0.5078125	711
9/30/2008	9/30/2008	10/15/2008	0.5078125	711
12/31/2008	12/31/2008	1/15/2009	0.5078125	711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711
6/30/2009	6/30/2009	7/15/2009	0.5078125	711
9/30/2009	9/30/2009	10/15/2009	0.5078125	711
12/31/2009	12/31/2009	1/15/2010	0.5078125	711

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

15.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 5,123,000 shares of common stock are authorized for issuance under the stock plan. As of December 31, 2009, the Company had awarded 2,890,455 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2008 through December 31, 2009, is presented below:

	Number of Shares
Stock Awards at January 1, 2008	1,397,245
Granted During the Year Ended December 31, 2008	393,950	(1)
Stock Awards at January 1, 2009	1,791,195
Granted During the Year Ended December 31, 2009	1,107,600	(2)
Forfeited During the Year Ended December 31, 2009	(8,340)
Stock Awards at December 31, 2009	2,890,455

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

A summary of the status of unvested shares from January 1, 2008 through December 31, 2009, is presented below:

	Shares Awarded Under Plan	Shares Priced Under SFAS 123 and 123R	Weighted Average Fair Value
Nonvested at January 1, 2008	692,582	446,731	$10.99
Current period awards	393,950	236,570	8.43
Prior period awards	N/A	79,799	8.43
Vested	(156,300)	(156,300)	11.00
Nonvested at January 1, 2009	930,232	606,800	9.66
Current period awards	1,107,600	688,741	2.23
Prior period awards	N/A	119,140	1.88
Vested	(228,476)	(228,476)	6.77
Forfeited	(8,340)	(8,340)	4.31
Nonvested at December 31, 2009	1,801,016	1,177,865	4.17

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

As of December 31, 2009, $3,344 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014). As of December 31, 2009, the grant date fair value for awards of 23,557 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 418,859 restricted shares made in 2009, has not yet been determined because the grant date (as defined under at FASB ASC 718-10-20 (formerly SFAS 123R (Revised 2004) − Share-Based Payment)) has not yet occurred.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

16.	Other Comprehensive Income

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

The Company’s comprehensive income (loss) for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, is summarized below.

	2009	2008	2007
Net loss	$(13,967)	$(23,164)	$(2,505)
Increase (decrease) in fair value of securities available for sale	2,463	(9,398)	(20,412)
Increase (decrease) in fair value of derivatives	–	4,522	(4,570)
Amortization of unrealized loss on securities previously classified as available for sale	562	505	–
Reclassification of derivative items into earnings	761	20,126	788
Realized income (loss) on derivatives	–	(17,853)	2,434
Comprehensive income (loss)	$(10,181)	$(25,262)	$(24,265)

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

	December 31,
	2009	2008
Net unrealized losses on securities available for sale	$(9,717)	$(13,396)
Net unrealized losses on securities previously classified as available for sale	(9,872)	(9,217)
Net realized losses on derivatives	(4,743)	(5,505)
Accumulated other comprehensive loss	$(24,332)	$(28,118)

17.	Non-Controlling Interests

As of January 1, 2009, the Company adopted new accounting guidance (codified at FASB ASC 810 and formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51) that classifies the portion of the equity that the Company does not own in the Operating Partnership as a non-controlling interest, rather than a minority interest.

During June 2006, the Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the non-controlling interest holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of December 31, 2009, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

December 31, 2009, 2008 and 2007

18.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2026. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2009, are as follows:

2010	$119,354
2011	117,970
2012	116,772
2013	90,073
2014	87,979
Thereafter	421,487
$953,635

19.	Concentration Risks

The Company has historically relied on Wachovia Bank to provide the majority of its cash for financing its portfolio investments, including through short-term borrowing facilities to facilitate the Company’s portfolio investment and mortgage financings on its owned real properties. Wachovia Bank is now a subsidiary of Wells Fargo & Company. Deterioration in the financial condition of Wells Fargo or Wachovia Bank could have a negative impact on the Company’s business, operating results and financial condition. As of December 31, 2009, Wells Fargo carried an AA- rating from Standard & Poor’s.

During 2009, approximately 11.9% of the Company’s total revenues were derived from one tenant (the United States Government).

20.	401(k) Plan

The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the Company made matching contributions of $234, $312 and $287, respectively.

21.	Segment Reporting

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Selected results of operations for the years ended December 31, 2009 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$492	$147,408	$30,268	$178,168
Total expenses	21,210	150,516	30,602	202,328
Gain on extinguishment of debt	9,829	-	-	9,829
Provision for income tax	201	-	-	201
Loss from continuing operations	(11,090)	(3,109)	(333)	(14,532)
Total assets	54,618	1,471,987	377,810	1,904,415

Selected results of operations for the years ended December 31, 2008 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$777	$147,172	$34,338	$182,287
Total expenses	23,457	144,776	39,762	207,995
Gain on extinguishment of debt	1,713	-	-	1,713
Income (loss) from continuing operations	(20,967)	2,396	(5,424)	(23,995)
Total assets	26,620	1,566,405	452,500	2,045,525

Selected results of operations for the year ended December 31, 2007 are as follows:

	Corporate / Unallocated	Operating Real Estate	Lending Investments	Total
Total revenues	$602	$134,529	$34,639	$169,770
Total expenses	16,388	133,844	24,420	174,652
Gain on extinguishment of debt	-	1,363	-	1,363
Income (loss) from continuing operations	(15,785)	2,048	10,218	(3,519)
Total assets	64,413	1,620,419	473,235	2,158,067

22.	Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial data for the Company for 2009 and 2008.

	Revenue	Net income (loss) applicable to common shares	Basic and diluted income (loss) per common share
2009
December 31	$43,632	$(14,039)	$(0.27)
September 30	44,961	(4,084)	(0.08)
June 30	44,450	5,955	0.12
March 31	45,126	(4,642)	(0.10)
2008
December 31	45,461	(20,014)	(0.42)
September 30	45,422	(2,199)	(0.05)
June 30	45,523	(1,242)	(0.03)
March 31	45,880	(2,552)	(0.06)

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

23.	Subsequent Events

During 2010, the Company has continued to utilize the “at the market offering” program described in note 14 above.  Between January 1, 2010 and March 3, 2010, CapLease has issued and sold another 1,800,000 shares of common stock through the program at an average price of $4.68 per share, generating net proceeds of approximately $8.3 million.

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation

December 31, 2009
(amounts in thousands)

Schedule III

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed

Abbott Laboratories, Columbus, OH	$6,377	$1,025	$10,066	$-	$-	$1,025	$10,066	$11,091	$1,297	1980, renovated in 2003-2004	11/5/2004	Various

Abbott Laboratories, Waukegan, IL	16,665	2,500	15,430	-	-	2,500	15,430	17,930	1,695	2000	8/9/2005	Various

Aetna Life Insurance Company, Fresno, CA	19,675	3,000	19,462	-	849	3,000	20,311	23,311	2,506	1 story office 1969, 2 story office 1984, 2 story parking 1997, interior renovated in 2000 & 2008, parking lot reconstructed in 2008	10/19/2006	Various

Allstate Insurance Company, Charlotte, NC	23,151	7,100	14,594	-	-	7,100	14,594	21,694	1,470	1973, renovated in the 1990s	12/21/2005	Various

Allstate Insurance Company, Roanoke, VA	24,648	3,200	20,930	-	-	3,200	20,930	24,130	2,108	1969/70, with an addition in 1981	12/21/2005	Various

AmeriCredit Corp., Arlington, TX	27,395	5,820	32,219	-	-	5,820	32,219	38,039	2,425	1999	12/28/2006	Various

AMVESCAP PLC, Denver, CO	55,412	7,200	55,395	-	562	7,200	55,957	63,157	5,249	2001, first floor renovated in 2008	3/23/2006	Various

Aon Corporation, Glenview, IL	67,613	11,000	68,639	-	1,136	11,000	69,775	80,775	9,224	1976, renovated in 1999-2001	8/19/2004	Various

Baxter International, Inc., Bloomington, IN	5,395	1,200	9,181	-	-	1,200	9,181	10,381	1,198	1996, renovation and warehouse addition in 2004	10/13/2004	Various

Bunge North America, Inc., Fort Worth, TX	8,577	650	8,880	-	-	650	8,880	9,530	599	2005	4/19/2007	Various

Cadbury Schweppes Plc, Whippany, NJ	36,495	6,300	38,994	-	1,232	6,300	40,226	46,526	4,524	2005	1/6/2005	Various

Capital One Financial Corporation, Plano, TX	21,782	6,670	18,816	-	-	6,670	18,816	25,486	2,130	1999, renovated in 2005	6/23/2005	Various

Choice Hotels International, Inc., Silver Spring, MD	29,094	5,500	37,361	-	256	5,500	37,617	43,117	4,731	Building 10720 - 1981, 10750 - 1971, 10770 - 1986	11/23/2004	Various

County of Yolo, California, Woodland, CA	12,860	2,300	12,850	-	-	2,300	12,850	15,150	939	2001	1/30/2007	Various

Crozer-Keystone Health System, Ridley, PA	3,490	-	5,015	-	864	-	5,879	5,879	767	1977, renovated in 2004	8/9/2004	Various

CVS Corporation, Randolph, MA	8,205	6,300	7,801	-	-	6,300	7,801	14,101	1,025	1965, renovated in the 1980's and 1993	9/29/2004	Various

Farmers Group, Inc., Simi Valley, CA	34,105	10,620	28,127	-	-	10,620	28,127	38,747	2,051	Office 240M SF 1982, Training Facility (w/office) 21M SF 1999 & Warehouse 10M SF 1982	1/31/2007	Various

Farmers New World Life Insurance Company, Mercer Island, WA	32,266	24,000	10,035	-	-	24,000	10,035	34,035	1,010	1982	12/22/2005	Various

ITT Industries, Inc., Herndon, VA	45,223	5,300	40,221	-	9,528	5,300	49,749	55,049	5,414	1999, interior renovated in 2005-2006	5/23/2005	Various

Johnson Controls, Inc., Largo, FL	21,776	4,600	18,168	-	-	4,600	18,168	22,768	2,209	1963 & 2001	12/12/2006	Various

Koninklijke Ahold, N.V., Levittown, PA	15,510	4,000	15,789	-	-	4,000	15,789	19,789	1,401	2006	6/13/2006	Various

Lowes Companies, Inc., Aliso Viejo, CA	44,006	26,600	20,831	-	-	26,600	20,831	47,431	2,404	1965, renovated in 2004-2005	5/31/2005	Various

Multi-Tenant, Omaha, NE	19,298	-	31,866	-	-	-	31,866	31,866	2,498	1991	4/18/2007	Various

Multi-Tenant, Omaha, NE	3,953	-	11,626	-	-	-	11,626	11,626	1,166	1985	4/18/2007	Various

Multi-Tenant (currently vacant), Johnston, RI	-	-	31,499	-	-	-	31,499	31,499	4,855	1973	4/18/2007	Various

N/A (Development Property), Simi Valley, CA	-	1,025	-	-	-	1,025	-	1,025	-		5/24/2007	Various

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation

December 31, 2009
(amounts in thousands)

Schedule III

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed

Nestle Holdings, Inc., Breinigsville, PA	59,946	-	77,439	-	-	-	77,439	77,439	5,232	1994	4/18/2007	Various

Nestle Holdings, Inc., Fort Wayne, IN	33,399	-	37,313	-	-	-	37,313	37,313	2,521	1994	4/18/2007	Various

Nestle Holdings, Inc., Lathrop, CA	42,153	-	57,483	-	-	-	57,483	57,483	3,884	1994	4/18/2007	Various

Omnicom Group, Inc., Irving, TX	13,749	2,620	11,800	-	184	2,620	11,984	14,604	1,339	1997	6/23/2005	Various

Pearson Plc., Lawrence, KS	17,139	1,140	16,557	-	-	1,140	16,557	17,697	1,540	1997	4/12/2006	Various

T-Mobile USA, Inc., Nashville, TN	10,885	2,450	11,774	-	-	2,450	11,774	14,224	921	2002	11/14/2006	Various

The Kroger Co., Various locations in KY (five), GA (four), and TN (two)	58,770	-	84,702	-	-	-	84,702	84,702	5,723	Various, 1995-1996	4/18/2007	Various

The Travelers Corporation, Hartford, CT	10,674	-	18,317	-	-	-	18,317	18,317	1,414	1986	4/18/2007	Various

Tiffany & Co., Parsippany, NJ	61,010	7,400	62,150	-	47	7,400	62,197	69,597	6,621	Office & Warehouse - 1996-1997, Warehouse Mezzanine - 2000, Garage - 2001, East Wing Office - 2002, solar rooftop panels installed in 2006	9/28/2005	Various

Time Warner Entertainment Company, L.P., Milwaukee, WI	23,400	2,300	22,299	-	-	2,300	22,299	24,599	1,723	1903, renovated in 2001	11/28/2006	Various

TJX Companies, Inc., Philadelphia, PA	76,911	6,100	79,734	-	-	6,100	79,734	85,834	7,593	2001	3/10/2006	Various

United States Government (DEA), Birmingham, AL	12,034	1,000	11,643	-	(474)	1,000	11,169	12,169	1,173	2005	8/11/2005	Various

United States Government (EPA), Kansas City, KS	24,326	250	29,476	-	-	250	29,476	29,726	3,229	2003	8/11/2005	Various

United States Government (FBI), Albany, NY	13,551	3,000	12,869	-	100	3,000	12,969	15,969	1,020	1998, building expanded by 3M SF in 2008.	10/25/2006	Various

United States Government (FBI), Birmingham, AL	20,015	2,200	20,171	-	1,603	2,200	21,773	23,973	2,316	2005, building expanded by 10M SF in 2007	8/11/2005	Various

United States Government (NIH), N. Bethesda, MD	60,929	10,350	61,537	-	99	10,350	61,635	71,985	6,630	1989	9/9/2005	Various

United States Government (SSA), Austin, TX	5,846	1,100	4,373	-	138	1,100	4,511	5,611	454	2005	8/11/2005	Various

United States Government (VA), Ponce, PR	5,477	2,120	10,252	-	74	2,120	10,326	12,446	1,324	2000, HVAC system replaced in 2008	11/1/2004	Various

Walgreen Co., Pennsauken, NJ	1,554	463	2,629	-	-	463	2,629	3,092	340	1996	11/1/2004	Various

Walgreen Co., Portsmouth, VA	2,934	618	3,560	-	1	618	3,563	4,181	466	1998	11/1/2004	Various

	$1,137,673	$189,021	$1,219,873	$-	$16,199	$189,021	$1,236,072	$1,425,093	$120,358

CapLease, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2009
(amounts in thousands)
Schedule III—(Continued)

Reconciliation of real estate owned:
Balance-December 31, 2006		$1,030,221
Property acquisitions	$432,762
Costs capitalized subsequent to acquisition	3,169
Balance-December 31, 2007		$1,466,152
Property acquisitions	$-
Costs capitalized subsequent to acquisition	4,195
Balance-December 31, 2008		$1,470,347
Property acquisitions	$-
Costs capitalized subsequent to acquisition	1,389
Property reclassed to asset held for sale	(4,420)
Adjustments due to lease terminations	(8,579)
Writedowns to reflect asset impairment	(13,410)
Property divestitures	(20,234)
		$1,425,093

Reconciliation of accumulated depreciation:
Balance-December 31, 2006		$25,881
Additions during the year:
Depreciation on property	$29,994
Balance-December 31, 2007		$55,875
Additions during the year:
Depreciation on property	$33,419
Balance-December 31, 2008		$89,294
Additions during the year:
Depreciation on property	$32,991
Deductions during the year:
Property reclassed to asset held for sale	(245)
Accumulated depreciation on divested property	(1,682)
Balance-December 31, 2009		$120,358

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2009
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	6.50%	Nov 2022	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	$1,739	$1,739	$-
Bank of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,310	3,310	-
Bank of America, N.A.	Glenview, IL	6.34%	Dec 2028	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,273	4,273	-
Best Buy Co., Inc.	Chicago, IL	6.40%	Mar 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	17,062	17,062	-
City of Jasper, Texas	Jasper, TX	7.00%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,549	1,510	-
CVS Corporation	Asheville, NC	6.53%	Jan 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,099	2,149	-
CVS Corporation	Bangor, PA	6.28%	Jan 2026	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,143	2,111	-
CVS Corporation	Athol, MA	6.46%	Jan 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,287	1,287	-
CVS Corporation	Washington, DC	8.10%	Jan 2023	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,186	2,312	-
CVS Corporation	Bluefield, WV	8.00%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,143	1,228	-
CVS Corporation	Sunbury, PA	7.50%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,415	1,387	-
CVS Corporation	Evansville, IN	6.22%	Jan 2033	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,213	3,213	-
CVS Corporation	Southington, CT	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,585	1,735	-
CVS Corporation	Willimantic, CT	8.26%	Jan 2023	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,848	2,041	-
CVS Corporation	Stow, OH	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,114	2,313	-
CVS Corporation	Oak Ridge, NC	6.99%	Aug 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,865	2,865	-
CVS Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	1,273	1,273	-
CVS Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,434	2,434	-
Harris Bankcorp, Inc.	Chicago, IL	6.81%	Aug 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,066	4,066	-
Home Depot USA, Inc.	Chelsea, MA	5.36%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,964	7,964	-
Home Depot USA, Inc.	Tullytown, PA	6.62%	Jan 2033	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,322	8,322	-
Kohls Corporation	Chicago, IL	6.69%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	45,862	45,862	-
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,680	2,723	-
Koninklijke Ahold, N.V.	North Kingstown, RI	7.50%	Nov 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,210	6,193	-
Koninklijke Ahold, N.V.	Tewksbury, MA	7.50%	Jan 2027	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,102	6,098	-
Koninklijke Ahold, N.V.	Upper Darby Township, PA	7.29%	Apr 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	5,968	5,739	-

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2009
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Lowes Companies, Inc.	Matamoras, PA	6.61%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,984	6,984	-
Lowes Companies, Inc.	Framingham, MA	0.87%	Sep 2031	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	5,564	1,399	-
National City Bank	Chicago, IL	5.89%	Dec 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,800	2,864	-
Neiman Marcus Group, Inc.	Las Vegas, NV	6.06%	Nov 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,089	6,539	-
United States Postal Service	Scammon Bay, AK	7.05%	Oct 2021	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	804	818	-
University of Connecticut Health Center	Farmington, CT	6.34%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	19,399	20,017	-
Walgreen Co.	Montebello, CA	6.10%	Feb 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,257	4,257	-
Walgreen Co.	Nacogdoches, TX	6.80%	Sep 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,427	3,427	-
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,926	4,926	-
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,208	3,205	-
						198,170	195,645	-

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	6.50%	Sep 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	201	190	-
Albertsons, LLC	Norwalk, CA	6.33%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	225	223	-
Best Buy Co., Inc.	Olathe, KS	5.40%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	792	774	-
Best Buy Co., Inc.	Wichita Falls, TX	6.15%	Nov 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	274	268	-
CVS Corporation	Garwood, NJ	6.12%	Aug 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	387	381	-
CVS Corporation	Kennett Square, PA	6.40%	Oct 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	302	296	-
CVS Corporation	Commerce, MI	5.85%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	225	221	-
CVS Corporation	Rutherford College, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	176	174	-
CVS Corporation	Clemmons, NC	5.54%	Jan 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	164	160	-
CVS Corporation	Rockingham, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	199	196	-
CVS Corporation	Knox, IN	7.60%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	86	86	-
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	229	226	-
FedEx Ground Package System, Inc.	Reno, NV	5.90%	Oct 2014	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	769	764	-
FedEx Ground Package System, Inc.	McCook, IL	5.89%	Feb 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,619	1,607	-
Hercules Incorporated	Wilmington, DE	9.32%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	17,086	17,086	-

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2009
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	758	748	-
PerkinElmer, Inc.	Warwick, RI	7.68%	Jan 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	260	257	-
PerkinElmer, Inc.	Beltsville, MD	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	186	186	-
PerkinElmer, Inc.	Daytona Beach, FL	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	84	84	-
PerkinElmer, Inc.	Phelps, NY	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	79	78	-
Staples, Inc.	Odessa, TX	6.41%	Sep 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	157	153	-
Walgreen Co.	Delray Beach, FL	6.20%	Jan 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	225	224	-
Walgreen Co.	Waterford, MI	5.50%	Jun 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	395	382	-
Walgreen Co.	Riverside, CA	6.10%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	271	268	-
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	479	479	-
						25,628	25,511	-

Mezzanine and Other Investments
West End Mortgage Finance Fund I L.P.	Various	10.00%	Delinquent	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,444	1,000	1,444
						1,444	1,000	1,444

Provision for valuation loss						-	(500)

Total						$225,242	$221,656	$1,444

(1) The aggregate cost for federal income tax purposes is $222,600

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment
December 31, 2009
(amounts in thousands)
Schedule IV—(Continued)

Balance-December 31, 2006		$274,085
Additions during the year:
New loan investments	$9,107
Deductions during the year:
Principal received	(12,961)
Amortization of unearned discounts and premiums	(88)
Balance-December 31, 2007		$270,143
Additions during the year:
New loan investments
Deductions during the year:
Securities reclassified to loan investments	$24,453
Principal received	(6,863)
Principal written-off as uncollectible	(498)
Allowance for loan losses	(500)
Amortization of unearned discounts and premiums	(172)
Balance-December 31, 2008		$286,563
Additions during the year:
New loan investments	$790
Deductions during the year:
Loans reclassified to available for sale	(25,995)
Principal received	(15,458)
Allowance for loan losses	(444)
Amortization of unearned discounts and premiums	(103)
Loans sold	(23,697)
Balance-December 31, 2009		$221,656

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting immediately precedes Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 9B.        Other Information.

None.

PART III.

Item 10.       Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2010 annual meeting of stockholders.

Item 11.       Executive Compensation.

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2010 annual meeting of stockholders.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2010 annual meeting of stockholders.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2010 annual meeting of stockholders.

Item 14.       Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2010 annual meeting of stockholders.

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

4.5(6)	First Amended and Restated Limited Partnership Agreement of Caplease, LP, dated June 13, 2006
10.1(7)	Promissory Note (Note A), dated October 28, 2004, of CLF 1000 Milwaukee Avenue LLC in favor of Wachovia Bank, National Association
10.2(8)	Promissory Note, dated December 9, 2004, of the registrant in favor of Wachovia Bank, National Association
10.3(10)	Promissory Note, dated February 25, 2005, of CLF Parsippany LLC in favor of Wachovia Bank, National Association
10.4(12)	Indenture, dated as of March 10, 2005, by and among Caplease CDO 2005-1, Ltd., Caplease CDO 2005-1 Corp., Caplease Investment Management, LLC and LaSalle Bank National Association
10.5(13)	Sales Agreement, dated as of August 15, 2005, between Cantor Fitzgerald & Co. and the registrant
10.6(22)	Sales Agreement, dated as of October 9, 2009, between Brinson Patrick Securities Corporation and the registrant
10.7(14)	Promissory Note, dated August 16, 2005, of CLF FBI Birmingham LLC in favor of Wachovia Bank, National Association
10.8(14)	Promissory Note, dated August 16, 2005, of CLF DEA Birmingham LLC in favor of Wachovia Bank, National Association
10.9(14)	Promissory Note, dated August 16, 2005, of CLF SSA Austin, LP in favor of Wachovia Bank, National Association
10.10(14)	Trust Indenture dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas, as issuer, and Security Bank of Kansas City, as trustee
10.11(14)	Lease dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas and Kansas EPA Laboratory, LLC
10.13(14)	Promissory Note, dated as of September 9, 2005, of Caplease Credit LLC in favor of Wachovia Bank, National Association
10.14(14)	Promissory Note, dated as of September 28, 2005, of CLF Sylvan Way LLC in favor of Wachovia Bank, National Association
10.15(4)	Parent Guarantee Agreement between the registrant and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 13, 2005
10.16(15)	Promissory Note, dated as of December 21, 2005, of CLF McCullough Drive Charlotte LLC and CLF Electric Road Roanoke LLC in favor of LaSalle Bank National Association
10.17(17)	Membership Interests Purchase Agreement dated as of March 14, 2007 between EntreCap Financial LLC and Caplease, LP

Exhibit No.	Description

10.18(5)
Registration Rights Agreement, dated as of October 9, 2007, between the registrant and Deutsche Bank Securities Inc., as representative of the several initial purchasers of the convertible senior notes due 2027

10.19(18)	Loan Agreement, dated as of December 17, 2007, between CapLease 2007-STL LLC, as borrower, and KBC Bank, N.V., acting through its New York Branch, as lender and administrative agent
10.20(19)
Credit Agreement, dated as of April 29, 2008, among Caplease Debt Funding, LP, as the borrower, PREFCO II Limited Partnership, as a guarantor, the registrant, as a guarantor, Caplease, LP, as a guarantor, Caplease Services Corp., as a guarantor, and Wachovia Bank, National Association, as administrative agent and initial lender

*10.21(9)	Amended and Restated 2004 Stock Incentive Plan of the registrant (Effective March 10, 2009)
*10.22(21)	Form of Non-Employee Director Restricted Stock Award Agreement
*10.23(21)	Form of Executive Officer Restricted Stock Agreement
*10.24(11)	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale and Robert C. Blanz, and the registrant
*10.25(20)	Amendment No. 1 to the Employment Agreement dated as of March 24, 2004 between Robert C. Blanz and the registrant, dated February 13, 2007
*10.26(16)	Employment Agreement, dated as of February 13, 2007, between Paul Hughes and the registrant
*10.26	Summary of Independent Director Compensation for Fiscal 2010
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries
23.1	Consent of McGladrey & Pullen LLP
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.
(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.
(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 17, 2005.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007.
(6)	Incorporated by reference from the registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 14, 2008 (File No. 333-148649).
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.

Exhibit No.	Description

(8)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 15, 2004.
(9)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2009.
(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 3, 2005.
(11)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
(12)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.
(13)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.
(14)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005.
(15)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(17)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007.
(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2008.
(20)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2008.
(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.
(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: March 3, 2010	/s/ Paul H. McDowell
Paul H. McDowell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul H. McDowell	Chairman of the Board and Chief Executive	March 3, 2010
Paul H. McDowell	Officer (Principal Executive Officer)

/s/ William R. Pollert	President and Director	March 3, 2010
William R. Pollert

/s/ Shawn P. Seale	Senior Vice President, Chief Financial	March 3, 2010
Shawn P. Seale	Officer and Treasurer (Principal Financial Officer)

/s/ John E. Warch	Senior Vice President and Chief	March 3, 2010
John E. Warch	Accounting Officer (Principal Accounting Officer)

/s/ Michael E. Gagliardi	Director	March 3, 2010
Michael E. Gagliardi

/s/ Stanley Kreitman	Director	March 3, 2010
Stanley Kreitman

/s/ Jeffrey F. Rogatz	Director	March 3, 2010
Jeffrey F. Rogatz

/s/ Howard A. Silver	Director	March 3, 2010
Howard A. Silver