Form 10-Q
period 2010-03-31
CapLease, Inc.
filed 2010-05-06
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, there were 57,184,965 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2010 (unaudited) and December 31, 2009

(Amounts in thousands, except share and per share amounts)	As Of March 31, 2010	As Of December 31, 2009
Assets

Real estate investments, net	$1,395,874	$1,408,819
Loans held for investment, net	218,497	221,211
Commercial mortgage-backed securities	151,848	153,056
Cash and cash equivalents	96,066	38,546
Asset held for sale	–	3,410
Structuring fees receivable	891	1,094
Other assets	80,610	78,279
Total Assets	$1,943,786	$1,904,415

Liabilities and Equity

Mortgages on real estate investments	$940,261	$943,811
Collateralized debt obligations	261,225	263,310
Credit facility	112,161	126,262
Secured term loan	110,315	114,070
Convertible senior notes	47,345	49,452
Other long-term debt	30,930	30,930
Total Debt Obligations	1,502,237	1,527,835
Intangible liabilities on real estate investments	39,045	39,591
Accounts payable, accrued expenses and other liabilities	25,415	18,700
Dividends and distributions payable	5,066	3,822
Total Liabilities	1,571,763	1,589,948

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,200,600 and 1,400,000 shares issued and outstanding, respectively	73,803	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,184,965 and 51,709,511 shares issued and outstanding, respectively	572	517
Additional paid in capital	320,194	303,368
Accumulated other comprehensive loss	(23,785)	(24,332)
Total Stockholders' Equity	370,784	313,210
Non-controlling interest in consolidated subsidiaries	1,239	1,257
Total Equity	372,023	314,467
Total Liabilities and Equity	$1,943,786	$1,904,415

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2010	2009
Revenues:
Rental revenue	$31,527	$33,747
Interest income from loans and securities	6,968	8,144
Property expense recoveries	3,012	3,028
Other revenue	202	207
Total revenues	41,709	45,126
Expenses:
Interest expense	21,727	23,061
Property expenses	6,367	5,386
Loss on investments	–	7,250
General and administrative expenses	2,964	2,518
General and administrative expenses-stock based compensation	554	505
Depreciation and amortization expense on real property	12,065	13,287
Loan processing expenses	77	79
Total expenses	43,754	52,086
(Loss) gain on extinguishment of debt	(96)	2,821
Loss from continuing operations	(2,141)	(4,139)
Income from discontinued operations	38	193
Net loss before non-controlling interest in consolidated subsidiaries	(2,103)	(3,946)
Non-controlling interest in consolidated subsidiaries	8	15
Net loss	(2,095)	(3,931)
Dividends allocable to preferred shares	(741)	(711)
Net loss allocable to common stockholders	$(2,836)	$(4,642)

Earnings per share:
Net loss per common share, basic and diluted	$(0.05)	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	53,051	47,433
Dividends declared per common share	$0.06	$0.05
Dividends declared per preferred share	$0.51	$0.51

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2009	$33,657	$517	$303,368	$(24,332)	$1,257	$314,467
Incentive stock plan compensation expense	–	–	554	–	–	554
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–
Net loss	–	–	(2,095)	–	–	(2,095)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(8)	(8)
Issuance of common stock	–	50	23,428	–	–	23,478
Issuance of preferred stock	40,146	–	–	–	–	40,146
Dividends declared-preferred	–	–	(1,625)	–	–	(1,625)
Dividends declared-common	–	–	(3,431)	–	–	(3,431)
Distributions declared-operating partnership units	–	–	–	–	(10)	(10)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	182	–	182
Increase in fair value of securities available for sale	–	–	–	210	–	210
Reclassification of derivative items into earnings	–	–	–	155	–	155
Balance at March 31, 2010	$73,803	$572	$320,194	$(23,785)	$1,239	$372,023

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(2,095)	$(3,931)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	12,102	13,546
Stock based compensation	554	505
Amortization of above and below market leases	416	359
Gain attributable to non-controlling interest in consolidated subsidiaries	(8)	(15)
Loss (gain) on extinguishment of debt	96	(2,821)
Loss on investments	–	7,250
Straight-lining of rents	10,372	11,020
Amortization of discounts/premiums, and origination fees/costs, net	(133)	(87)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	882	868
Changes in operating assets and liabilities:
Structuring fees receivable	202	187
Other assets	(6,524)	(8,333)
Accounts payable, accrued expenses and other liabilities	(321)	1,285
Net cash provided by operating activities	15,543	19,833
Investing activities
Additions to loans held for investment	–	(790)
Principal received from borrowers	2,729	7,247
Repayments of commercial mortgage-backed securities	1,719	1,718
Proceeds from lease termination and sale of real estate investments	3,410	–
Real estate improvements, additions, rebates and construction in progress	(45)	(424)
Leasing commission costs	–	(36)
Purchases of furniture, fixtures, equipment and leasehold improvements	(7)	(4)
Net cash provided by investing activities	7,806	7,711
Financing activities
Borrowings from mortgages on real estate investments	421	378
Repayments of mortgages on real estate investments	(3,702)	(3,230)
Repayments of collateralized debt obligations	(2,095)	–
Repayments on credit facility	(14,101)	(3,784)
Repayments on secured term loan	(3,755)	(2,352)
Convertible senior notes repurchased	(2,400)	(2,118)
Common stock issued, net of offering costs	23,479	–
Preferred stock issued, net of offering costs	40,146	–
Distributions to non-controlling interest	(9)	–
Dividends paid on common and preferred stock	(3,813)	(711)
Net cash provided by (used in) financing activities	34,171	(11,817)
Net increase in cash and cash equivalents	57,520	15,727
Cash and cash equivalents at beginning of period	38,546	8,439
Cash and cash equivalents at end of period	$96,066	$24,166

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2010	2009

Supplemental disclosure of cash flow information
Cash paid for interest expense	$19,255	$20,600
Cash paid for income taxes	201	–
Distributions declared but not paid	9	8
Dividends declared but not paid	5,056	3,107

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

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

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.  These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 and notes thereto, included in the Company’s Form 10-K filed with the SEC on March 4, 2010.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company.  Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition.  The Company accounts for properties that it intends to dispose of in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Codification Statement (“ASC”) 360-10-45.  All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Accounting for Real Estate

Real estate is carried on the Company’s Consolidated Balance Sheet at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are determined by the straight-line method over the remaining estimated economic useful lives of the properties.  The Company has allocated the purchase price of its owned properties to the following based on estimated fair values on the acquisition date:  land (no depreciation), building and improvements (depreciated over periods not exceeding 40 years), above-market leases (amortized as a reduction of base rental revenue over the remaining term of the respective lease), below-market leases (amortized as an increase to base rental revenue over the remaining initial term plus the term of any below-market renewal options of the respective lease), and in-place leases (amortized as a component of depreciation and amortization expense over the remaining initial term of the respective lease).  As a result of the Company’s adoption of FASB ASC 805 on January 1, 2009, direct costs incurred in acquiring properties are now required to be charged to operations as incurred.  Prior to January 1, 2009 and under previous accounting guidance, these costs were required to be capitalized and amortized over the estimated useful life of the asset acquired.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant renovations which extend the useful life of the properties are capitalized.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with FASB ASC 360-10-35-21.  Upon determination of impairment, the Company would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  These estimates are highly subjective and could differ materially from actual results.  The Company recognized no impairment losses on long-lived assets during the three months ended March 31, 2010.  The Company recognized $2,853 of impairment losses on long-lived assets during the three months ended March 31, 2009, related to an owned property sold in the second quarter of 2009.  See Note 6.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or market value.  As of March 31, 2010, the Company had not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component under FASB ASC 310-10-35-10, and an asset-specific component under FASB ASC 310-10-35-16.  The general reserve component covers performing loans and in accordance with FASB ASC 310-10-35-10 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of March 31, 2010, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with FASB ASC 310-10-35-16, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of March 31, 2010, the Company had an asset-specific loan loss reserve of $444 on a single impaired loan.  See Note 4.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

Commercial Mortgage-Backed Securities

The Company designates its commercial mortgage-backed securities and other real estate securities (“CMBS”) investments pursuant to FASB ASC 320-10.  FASB ASC 320-10 creates two classifications that are relevant with respect to the Company’s securities investments:

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

The Company classifies its securities investments that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 9, as “held to maturity,” and all other securities investments, including those financed within the credit facility discussed at Note 9, as “available for sale.”

Any premiums or discounts on securities are amortized as a component of interest income using the effective interest method.

The Company estimates fair value on all securities investments quarterly based on a variety of inputs.  The Company is then required under GAAP to assess whether any unrealized losses on securities below the Company’s carry value reflect a decline in value which is other-than-temporary.  If an other-than-temporarily impaired security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings.  Otherwise, losses on the security must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity.  In estimating other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no losses on securities charged to the Statement of Operations during each of the quarters ended March 31, 2010 and March 31, 2009.

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

March 31, 2010 (unaudited)

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

Earnings per Share

In accordance with FASB ASC 260-10-15, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 4,597,676 and 5,882,425, respectively, for the three months ended March 31, 2010 and March 31, 2009, respectively.

The following summarizes the Company’s EPS computations for the three months ended March 31, 2010 and March 31, 2009 (in thousands, except per share amounts):

	For the three months ended March 31,
	2010	2009
Net loss allocable to common stockholders	$(2,836)	$(4,642)
Weighted average number of common shares outstanding, basic and diluted	53,051	47,433
Loss per share, basic and diluted	$(0.05)	$(0.10)
Non-vested shares included in weighted average number of shares outstanding above	1,740	1,255

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance (formerly SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The guidance was effective for the Company on January 1, 2010.  The Company’s adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

 In June 2009, the FASB issued new accounting guidance (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance was effective for the Company on January 1, 2010.  The Company’s adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

In January 2010, the FASB issued new accounting guidance ASU 2010-06, Fair Value Measurements and Disclosures, requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis. The guidance requires the separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for the transfers. The guidance also requires separate information about purchases, sales, issuances and settlement activity within Level 3 fair value measurements on a gross basis rather than one net number. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlement activity within Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s adoption of this ASU on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued new accounting guidance ASU 2010-09, Subsequent Events, which amends ASC 855. The amendments remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment alleviates potential conflicts between GAAP and SEC requirements. The new guidance became effective immediately upon final issuance. The Company’s adoption of this ASU did not have a material effect on its consolidated financial statements.

In March 2010, the FASB issued new accounting guidance ASU 2010-11, Derivatives and Hedging, which amends ASC 815-15. The amendments clarify the scope exemption for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The new guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after the issuance of this guidance. The Company’s adoption of this ASU on July 1, 2010 will not have a material effect on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at March 31, 2010 and December 31, 2009:

	Mar 31, 2010	Dec 31, 2009
	Unaudited
Real estate investments, at cost:
Land	$189,021	$189,021
Building and improvements	1,237,603	1,237,559
Intangible assets	180,722	180,722
Less: Accumulated depreciation and amortization	(211,472)	(198,483)
Real estate investments, net	$1,395,874	$1,408,819
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(8,863)	(8,317)
Intangible liabilities on real estate investments, net	$39,045	$39,591

The Company did not complete any real estate acquisitions during the three months ended March 31, 2010, or the three months ended March 31, 2009.  The Company sold one owned real property during the quarter ended March 31, 2010, and agreed to sell another owned property during the quarter ended March 31, 2009, which was subsequently sold during the quarter ended June 30, 2009.  See Note 6.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

The impact on rental revenue of the straight-line rent adjustment under FASB ASC 840-20-25-1 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income.  Amounts for accrued rental income and deferred rental income as of March 31, 2010 and December 31, 2009, were as follows:

	Mar 31, 2010	Dec 31, 2009
	Unaudited
Accrued Rental Income	$31,979	$35,317
Deferred Rental Income	7,035	-

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three months ended March 31, 2010 and March 31, 2009, were as follows:

	For the three months ended March 31,
	2010	2009
Depreciation on real estate (included in depreciation and amortization expense)	$8,031	$8,197
Amortization of in-place leases (included in depreciation and amortization expense)	3,996	5,088
Amortization of above-market leases (included as a reduction of rental revenue)	962	962
Amortization of below-market leases (included as a component of rental revenue)	547	634

As of March 31, 2010, the Company’s weighted average amortization period on intangible assets was 7.6 years, and the weighted average amortization period on intangible liabilities was 26.4 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of March 31, 2010 was as follows:

	Intangible Assets	Intangible Liabilities
9 Months Ending December 31, 2010	$14,874	$1,640
2011	19,120	2,186
2012	14,702	2,186
2013	9,030	2,051
2014	8,672	1,954
Thereafter	31,241	29,028
	$97,639	$39,045

All of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing.  The Company’s strategy is to own and finance on a long-term basis each property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property.  Also see Note 9.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

4.	Loans Held for Investment

Loans held for investment at March 31, 2010 and December 31, 2009, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of March 31, 2010, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  Except as described below, as of March 31, 2010, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Mar 31, 2010	Dec 31, 2009
	Unaudited
Principal	$222,513	$225,242
(Discount) Premium	(2,639)	(2,642)
Cost basis	219,874	222,600
Allowance for loan losses	(944)	(944)
Carrying amount of loans	218,930	221,656
Deferred origination fees, net	(433)	(445)
Total	$218,497	$221,211

As of March 31, 2010, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

At each of March 31, 2010 and December 31, 2009, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%.  At March 31, 2010 and December 31, 2009, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.8% and 6.8%, respectively.

As of March 31, 2010, the Company had one loan investment which is on non-accrual status and past due more than 90 days.  The loan which has remaining principal outstanding of $1,444 has been classified as impaired in accordance with FASB ASC 310-10-35-16.  The Company intends to account for any interest income it collects on the impaired loan on a cost-recovery basis.  The Company performed an impairment analysis for the impaired loan as of March 31, 2010, and concluded that no loss reserve beyond a reserve of $444 recorded at June 30, 2009, was warranted.

The following tables summarize certain financial information with respect to the Company’s impaired loan:

			Average carrying amount
	Carrying Amount		For the three months ended March 31,
Borrower	3/31/2010	12/31/2009	2010	2009
West End Mortgage Finance Fund I L.P.	$1,000	$1,000	$1,000	$4,604

	Interest Income Recognized
	For the three months ended March 31,2010		For the three months ended March 31,2009
Borrower	Accrual	Cash	Accrual	Cash
West End Mortgage Finance Fund I L.P.	$–	$–	$115	$115

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

5.	Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at March 31, 2010:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	16	$154,067	$138,747	$148,437	$97,231	$831	$(52,037)
Available For Sale	8	36,238	13,101	22,607	13,101	-	(9,506)
Total	24	$190,305	$151,848	$171,044	$110,332	$831	$(61,543)

A detailed schedule of the Company’s securities investments at March 31, 2010 follows:

Description	Classification	Mar 31, 2010
		Unaudited
BSCMS 1999 CLF1, Class E (rated D) Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F (not rated) Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H (rated B-) Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J (rated D) Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) (rated AAA) Carry Value	Available For Sale	4,944
WBCMT 2004-C15 180E (rated B) Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated A) Face Amount	Available For Sale	565
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated) Face Amount	Available For Sale	863
BACM 2006-4, Class H (rated B+) Face Amount	Held To Maturity	8,000
Banc of America 2007-1, Class C (rated BB) Face Amount	Held To Maturity	500
CALFS 1997-CTL1, Class D (rated B-) Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E (rated BBB+) Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G (rated BB-) Face Amount	Held To Maturity	9,526
JP Morgan 2006-LDP9 (rated BB-) Face Amount	Held To Maturity	200
NLFC 1999-LTL-1, Class E (rated BB) Face Amount	Held To Maturity	11,081
Wachovia 2007-C30, Class AJ (rated B) Face Amount	Held To Maturity	200
Wachovia 2007-C31, Class AJ (rated B+) Face Amount	Held To Maturity	200
Wachovia 2007-C33, Class AJ (rated B+) Face Amount	Held To Maturity	200
WBCMT 2004-C15 180D (rated B+) Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C (rated BB) Face Amount	Held To Maturity	11,000
CVS Corporation (rated BBB+) Face Amount	Held To Maturity	17,917
Koninklijke Ahold, N.V. 7.82% Jan 2020 (rated BBB) Face Amount	Held To Maturity	8,032
Lucent 6.70% due 9/1/2020 (rated B) Face Amount	Held To Maturity	34,722
Yahoo, Inc. (rated BBB-) Face Amount	Held To Maturity	21,963
Unearned Discount		(19,262)
Cost Basis		171,044
Net unrealized gain (loss) on securities		(19,196)
Total		$151,848

All credit ratings in the above table are as of March 31, 2010.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

Unrealized gains and losses on securities at March 31, 2010 and December 31, 2009, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Mar 31, 2010	Dec 31, 2009
	Unaudited
Unrealized gains on securities previously available for sale	$793	$801
Unrealized losses on securities previously available for sale	(10,483)	(10,673)
Unrealized losses on securities available for sale	(9,506)	(9,717)

The following table summarizes the Company’s securities in an unrealized loss position as of March 31, 2010.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$471	$51	5
In unrealized loss position 12 or more months	99,756	61,492	15

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis.  Credit ratings on the 15 securities in a continuous unrealized loss position for more than 12 months as of March 31, 2010, range from  AAA  to  D with a weighted average of  BB and those securities have a weighted average maturity of approximately 8.1 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments.  In addition, the Company expects to hold these securities for a period of time sufficient to allow for a full recovery in fair value.

At March 31, 2010 and December 31, 2009, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.5%, respectively.

Structuring fees receivable of $891 and $1,094 at March 31, 2010 and December 31, 2009, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

6.	Assets Sold and Discontinued Operations

Quarter Ended March 31, 2010

As expected, the Company sold one owned property during the quarter ended March 31, 2010.  The property, which is located in Wyomissing, Pennsylvania and was leased to Cott Corporation, had been reclassified to discontinued operations at December 31, 2009, in connection with the Company’s expected disposal of the asset, and the impact of the expected sale, as well as a lease termination with the tenant in a separate transaction, was recognized at that time.  The Company recognized a loss on the lease termination and sale of $1,223, which was included in “Loss on investments” on the Company’s Consolidated Statement of Operations during the year ended December 31, 2009.

Quarter Ended March 31, 2009

During the quarter ended March 31, 2009, the Company recorded a loss of $2,853 in connection with the expected sale of the OSHA technological laboratory facility in Sandy, Utah leased to the United States Government.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations, and the property was subsequently sold during April 2009.  In accordance with FASB ASC 205-20-45-1, operating results from this property are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

During the quarter ended March 31, 2009, the Company recorded a loss of $4,397 in connection with the expected sale of a majority participation interest in a long-term mortgage loan on a property in Framingham, Massachusetts backed by a Lowe’s Companies Inc. lease.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations, and the loan was subsequently sold during April 2009.

7.	Fair Value

FASB ASC 825-10-50-10 requires disclosure of fair value information about all of the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s Consolidated Balance Sheet.

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

The carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	3/31/2010	12/31/2009	3/31/2010	12/31/2009	3/31/2010	12/31/2009
Assets:
Loans held for investment	$218,930	$221,656	$222,513	$225,242	$222,700	$219,185
Commercial mortgage-backed securities	151,848	153,056	190,305	191,876	110,332	113,306
Structuring fees receivable	891	1,094	N/A	N/A	891	1,094
Liabilities:
Mortgages on real estate investments	$940,261	$943,811	$936,335	$939,616	$931,296	$902,408
Collateralized debt obligations	261,225	263,310	261,405	263,500	152,051	150,114
Credit facility	112,161	126,262	112,161	126,262	112,161	126,262
Secured term loan	110,315	114,070	110,315	114,070	98,920	98,641
Convertible senior notes	47,345	49,452	49,944	52,444	51,662	49,956
Other long-term debt	30,930	30,930	30,930	30,930	27,164	21,925

The fair values indicated above are indicative of the interest rate and credit spread environment as of March 31, 2010 and December 31, 2009, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

March 31, 2010 (unaudited)

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

Convertible senior notes —The carry value of convertible senior notes reflects the impact of new accounting guidance for the notes adopted as of January 1, 2009.  See Note 9.  The fair value is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates, and indications of market yields, where available.

Other long-term debt—The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820) that defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.

The guidance applies only to the Company’s securities classified as “available for sale,” as that is the only asset or liability which the Company measures at fair value.

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability.  Classification is based on the lowest level of inputs that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.  As of March 31, 2010, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.  As of March 31, 2010, the Company has not classified any of its securities available for sale as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions.  As of March 31, 2010, the Company has classified all of its securities available for sale as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  The primary inputs evaluated by management are broker quotations (observable), index pricing (observable), market yields and credit spreads on securities with similar credit ratings and duration (observable), collateral values (observable), and liquidity of the security (unobservable).  These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions.  Broker quotes generally reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive and dislocated markets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

The table below presents the fair value of the Company’s securities available for sale as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31,2010
Assets
Securities available for sale	$–	$–	$13,101	$13,101

The following table summarizes the change in the fair value for Level 3 items for the three months ended March 31, 2010 and March 31, 2009:

	Three months ended March 31,
Securities available for sale	2010	2009
Beginning balance	$13,044	$13,483
Gains (losses) included in other comprehensive income	211	(777)
Amortization included in interest income	(42)	(58)
Settlements or repayments	(112)	(173)
Ending balance	$13,101	$12,475

8.	Other Assets

Other assets as of March 31, 2010 and December 31, 2009, consisted of the following:

	Mar 31, 2010	Dec 31, 2009
	Unaudited
Receivables and accrued interest	$8,383	$11,304
Prepaid expenses and deposits	1,531	1,267
Reserve accounts	23,347	14,868
Funds with CDO trustee pending distribution	5,052	4,697
Restricted cash	409	276
Amounts held by servicer	477	261
Accrued rental income	31,979	35,317
Debt issuance costs, net	6,902	7,653
Deferred leasing costs, net	679	718
Investment in statutory trust	930	930
Other	921	988
Total	$80,610	$78,279

9.	Debt Obligations

Credit Agreement

The Company has financed certain of its portfolio assets pursuant to a credit agreement it entered into with Wells Fargo Bank, N.A. (as successor to Wachovia Bank, N.A.) in April 2008.  The Company drew a $210,392 term loan under the agreement at closing which it has reduced to $112,161 outstanding as of March 31, 2010.  The Company’s borrowings are scheduled to mature in April 2011.  The agreement is a floating rate LIBOR based facility.  The Company is required to pay interest on its borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.  As of March 31, 2010, the Company’s effective financing rate on the credit agreement was 3.4%.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

The Company’s borrowings under the facility are secured by a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island.  The Company’s obligations under the credit agreement are also fully recourse to all of its other assets.  In the event Wells Fargo determines in its sole discretion that the value of the Company’s collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require the Company to prepay a portion of its borrowings, provided that Wells Fargo may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company is required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8,000, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

Amounts related to the Company’s credit agreement as of March 31, 2010 and December 31, 2009, were as follows:

	At March 31, 2010		At December 31, 2009
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
	(unaudited)	(unaudited)
Credit Agreement
Loans held for investment	$6,708	$11,435	$6,757	$11,481
Intercompany mortgage loans and investments in CapLease CDO	101,894	125,709	115,857	141,332
Commercial mortgage-backed securities	3,559	11,509	3,648	11,485
Owned property	–	27,801	–	28,131
Total	$112,161	$176,454	$126,262	$192,429

The following interest rates apply with respect to the Company’s credit agreement borrowings for the three months ended March 31, 2010 and March 31, 2009:

	For the three months ended March 31,
	2010	2009
	unaudited	unaudited

Weighted average effective financing rate	3.89%	3.86%
30-Day LIBOR rate	0.23%	0.45%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt.  The Company’s mortgage notes payable are summarized in the following table:

	Mar 31, 2010		Dec 31, 2009			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity

Abbott Laboratories, Waukegan, IL	$14,866	$14,866	$14,920	$14,920	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,914	19,914	19,981	19,981	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,201	21,201	21,273	21,273	5.68%	5.8%	Jan 2016
AmeriCredit Corp., Arlington, TX	27,557	27,278	27,682	27,395	5.28%	5.5%	Sep 2017
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Aon Corporation, Glenview, IL	61,950	61,950	62,313	62,313	5.23%	5.8%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Schweppes Plc, Whippany, NJ	33,717	33,717	33,881	33,881	5.26%	5.3%	Mar 2015
Capital One Financial Corporation, Plano, TX	20,171	20,171	20,277	20,277	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	28,831	28,831	29,094	29,094	5.30%	5.3%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.7%	Jan 2016
ITT Industries, Inc., Herndon, VA	40,786	40,786	40,902	40,902	5.33%	5.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	14,193	14,193	14,246	14,246	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.4%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	13,005	13,005	13,080	13,080	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,959	15,959	16,009	16,009	5.84%	5.9%	May 2016
T-Mobile USA, Inc., Nashville, TN	10,850	10,850	10,885	10,885	5.59%	5.7%	Dec 2016
The Travelers Corporation, Hartford, CT	9,029	9,309	10,298	10,674	9.80%	5.5%	Sep 2011
The Travelers Corporation, Hartford, CT	15,920	16,675	15,499	16,360	10.76%	7.7%	Oct 2011
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	70,034	70,034	70,209	70,209	5.57%	5.6%	Mar 2016
United States Government (DEA), Birmingham, AL	11,202	11,202	11,242	11,242	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,672	22,476	19,676	22,535	7.57%	5.4%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,691	18,691	18,747	18,747	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	60,558	60,558	60,929	60,929	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,353	5,353	5,372	5,372	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	5,162	5,320	5,308	5,477	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,436	1,508	1,478	1,554	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,759	2,895	2,796	2,937	7.20%	6.2%	Jul 2018
Total	$936,335	$940,261	$939,616	$943,811

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties.  See Note 3 regarding the separate and distinct nature of the Company’s SPEs.  The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,431,992 at March 31, 2010 and $1,431,947 at December 31, 2009.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO.  The CDO is an entirely fixed rate on-balance sheet financing.  The Company aggregated approximately $300,000 face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and initially issued $285,000 face amount of multi-class notes and $15,000 of preferred equity through the securitization vehicle.  The assets serve as collateral for the Company’s obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters.  The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 of preferred equity.  Each of the five note classes of the CDO was and continues to be rated investment grade.  The reinvestment period for the CDO which allowed the Company to reinvest principal payments on the underlying assets into qualifying replacement collateral expired during October 2009.  The CDO notes have a stated maturity in January 2040, although the actual life of the notes could be substantially shorter.  The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.7%.  The CDO debt is non-recourse to the Company but is secured by the collateral assets.  The Company reduced the debt outstanding under the CDO by repurchasing $5,000 of the Class A CDO notes during the year ended December 31, 2009.  The following table summarizes the type and carry value of the assets posted as CDO collateral as of March 31, 2010.

Carry Value
Loans held for investment	$167,914
Intercompany mortgage loans on CapLease properties	35,550
Commercial mortgage-backed securities	82,330
Total	$285,794

Secured Term Loan

During December 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V.  Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs).  The loan is non-recourse to the Company, subject to limited non-recourse exceptions.  The following table summarizes the type and carry value of the assets pledged as collateral for the Company’s obligations under the loan as of March 31, 2010.

Carry Value
Loans held for investment	$39,081
Intercompany mortgage loans on CapLease properties	45,545
Commercial mortgage-backed securities	56,418
Total	$141,044

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

Since original issuance, CapLease has repurchased an aggregate of $25,056 principal amount of the notes and, therefore, as of March 31, 2010, the Company had outstanding $49,944 principal amount of convertible senior notes outstanding.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

As of January 1, 2009, the Company adopted new accounting guidance (codified primarily at FASB ASC 470) that retrospectively changed the accounting for the convertible senior notes.  The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue. The initial bifurcation between the liability and equity components of the convertible senior notes at January 1, 2009, was $67,761 and $7,239, respectively. The equity component carry value remains unchanged at March 31, 2010.

Convertible senior notes included the following amounts at March 31, 2010 and December 31, 2009:

	Mar 31, 2010	Dec 31, 2009
	(Unaudited)
Convertible notes - principal	$49,944	$52,444
Unamortized debt discount	(2,599)	(2,992)
Convertible senior notes - net	$47,345	$49,452

The remaining debt discount will be amortized over the next 31 months, ending in October 2012.

During the quarter ended March 31, 2010, the Company repurchased $2,500 of principal of the convertible senior notes at a price of $2,400, plus accrued interest on the notes, or a 4% discount from the principal amount of the notes.  In connection with that repurchase, the Company recorded a net loss on extinguishment of debt in the quarter ended March 31, 2010 of $96, after write-offs of associated transaction costs.

During the quarter ended March 31, 2009, the Company repurchased $5,500 of principal of the convertible senior notes at a price of $2,090, plus accrued interest on the notes, or a 62.6% discount from the principal amount of the notes.  In connection with that repurchase, the Company recorded a gain on extinguishment of debt in the quarter ended March 31, 2009 of $2,821.

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased.  The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.1%.  The Company’s effective interest rate on the liability component of the instrument as measured under the new accounting guidance was 11.6% and 11.6%, respectively, at March 31, 2010 and December 31, 2009.  The Company recorded interest expense relating to the convertible senior notes under the new accounting guidance of $1,277 and $1,606, respectively, for the quarters ended March 31, 2010 and March 31, 2009.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of March 31, 2010, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
9 Months Ending December 31, 2010	$29,942	$–	$29,942
2011	41,552	126,133	167,685
2012	39,965	166,944	206,909
2013	54,128	54,984	109,112
2014	45,769	53,479	99,248
Thereafter	64,022	825,319	889,341
	$275,378	$1,226,859	$1,502,237

10.	Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of March 31, 2010 and December 31, 2009 consisted of the following:

	Mar 31, 2010	Dec 31, 2009
	Unaudited
Accounts payable and other liabilities	$1,760	$1,039
Accrued interest	8,831	7,623
Accrued expenses	3,377	5,487
Deferred rental income	7,035	–
Unearned rental income	4,412	4,551
Total	$25,415	$18,700

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt.  During the first quarter of 2010 and all of 2009, the Company had no open interest rate swap positions.

As of March 31, 2010, the Company had $4,589 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances.  Within the next twelve months, the Company estimates that $581 of these losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At March 31, 2010, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of March 31, 2010, CapLease had issued and outstanding 57,184,965 shares of common stock, and 3,200,600 shares of 8.125% Series A cumulative redeemable preferred stock.

On March 30, 2010, CapLease issued 3,144,654 shares of its common stock to an institutional investor for a price of $4.77 per share, or net proceeds of $14,980 (after deducting estimated offering expenses).

On March 31, 2010, CapLease issued 1,800,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price of $23.06 per share, resulting in an effective annual yield of 9.00%.  The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $40,101, including $884 of accrued dividends.

During the quarter ended March 31, 2010, CapLease issued an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Brinson Patrick Securities Corporation, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, and aggregate net proceeds of $8,513.  CapLease did not issue any shares of common stock or preferred stock through its “at the market offering” program during the quarter ended March 31, 2009.

During each of the quarters ended March 31, 2010 and March 31, 2009, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan.

During March 2010, CapLease issued 479,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  During March 2009, CapLease issued 531,805 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of March 31, 2010, the Company had awarded 3,369,955 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

CapLease expects to use the proceeds from the share issuances completed in the quarter ended March 31, 2010, for one or more of the following purposes: reducing recourse debt obligations, adding new portfolio investments and other general corporate purposes.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
3/31/2009	3/31/2009	4/15/2009	$0.05	$2,396
6/30/2009	6/30/2009	7/15/2009	0.05	2,433
9/30/2009	9/30/2009	10/15/2009	0.05	2,577
12/31/2009	12/31/2009	1/15/2010	0.06	3,103
3/31/2010	3/31/2010	4/15/2010	0.06	3,431

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2008	12/31/2008	1/15/2009	$0.5078125	$711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711
6/30/2009	6/30/2009	7/15/2009	0.5078125	711
9/30/2009	9/30/2009	10/15/2009	0.5078125	711
12/31/2009	12/31/2009	1/15/2010	0.5078125	711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625

14.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of March 31, 2010, the Company had awarded 3,369,955 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

A summary of the Company’s activity under the stock plan from January 1, 2009 through the quarter ended March 31, 2010, is presented below:

	Number of Shares
Stock Awards at January 1, 2009	1,791,195
Granted During the Year Ended December 31, 2009	1,107,600	(1)
Forfeited During the Year Ended December 31, 2009	(8,340)
Stock Awards at January 1, 2010	2,890,455
Granted During the Period Ended March 31, 2010	479,500	(2)
Stock Awards at March 31, 2010	3,369,955

(1)
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

(2)
Shares are scheduled to vest between March 2011 and March 2015, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date.  Vesting of an aggregate of 241,125 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

A summary of the status of unvested shares from January 1, 2009 through the quarter ended March 31, 2010, is presented below:

	Shares Awarded Under Plan	Shares Priced Under FASB ASC 718-10-30	Weighted Average Fair Value
Nonvested at January 1, 2009	930,232	606,800	$9.66
Current period awards	1,107,600	688,741	2.23
Prior period awards	N/A	119,140	1.88
Vested	(228,476)	(228,476)	6.77
Forfeited	(8,340)	(8,340)	4.31
Nonvested at January 1, 2010	1,801,016	1,177,865	4.17
Current period awards	479,500	286,600	4.84
Prior period awards	N/A	198,966	4.84
Vested	(540,982)	(540,982)	3.84
Nonvested at March 31, 2010	1,739,534	1,122,449	4.62

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

As the immediately preceding table indicates, not all Company share awards have been valued for purposes of FASB ASC 718-10-30, as the Company’s stock awards include shares awarded with vesting dependent upon satisfaction of performance criteria and with the performance criteria on a portion of the shares to be determined in the future.  “Prior period awards” represent share awards made in a prior period which have been valued for purposes of FASB ASC 718-10-30 in the current period when the CapLease Compensation Committee determined the performance criteria.

As of March 31, 2010, $5,140 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015).  As of March 31, 2010, the grant date fair value for awards of 31,350 restricted shares made in 2007, 78,690 restricted shares made in 2008, 314,145 restricted shares made in 2009 and 192,900 restricted shares made in 2010, has not yet been determined because the grant date (as defined under at FASB ASC 718-10-20) has not yet occurred.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2010 (unaudited)

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

The Company’s comprehensive income (loss) for the three months ended March 31, 2010 and March 31, 2009 is summarized below:

	For the three months ended March 31,
	2010	2009

Net loss	$(2,095)	$(3,931)
Increase (decrease) in fair value on securities available for sale	210	391
Amortization of unrealized loss on securities previously classified as available for sale	182	151
Reclassification of derivative items into earnings	155	166
Comprehensive loss	$(1,548)	$(3,223)

FASB ASC 220-10-45-6 divides comprehensive income (loss) into “net income (loss)” and “other comprehensive income (loss).”  Other comprehensive income (loss) is defined as revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss).  Other comprehensive income (loss) is a component of Stockholders’ Equity and is shown on the Company’s Consolidated Statement of Changes in Stockholders’ Equity (fourth column).  The following table summarizes the Company’s Accumulated Other Comprehensive Income (Loss) as reported on the Consolidated Statement of Changes in Stockholders’ Equity.

	Mar 31, 2010	Dec 31, 2009

Net unrealized losses on securities available for sale	$(9,506)	$(9,717)
Net unrealized losses on securities previously classified as available for sale	(9,690)	(9,872)
Net realized losses on derivatives	(4,589)	(4,743)
Accumulated other comprehensive loss	$(23,785)	$(24,332)

16.	Non-Controlling Interests

During June 2006, the Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party.  All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the third party.  During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption.  The units of limited partnership do not have a liquidation preference.  During September 2008, the non-controlling interest holder redeemed 107,131 units for the same number of shares of CapLease common stock.  As of March 31, 2010, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

March 31, 2010 (unaudited)

17.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2026.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2010 are as follows:

9 Months Ending December 31, 2010	$78,243
2011	119,410
2012	117,574
2013	90,118
2014	87,979
Thereafter	421,486
$914,810

18.	Segment Reporting

FASB ASC 280 establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders.  FASB ASC 280-10-50 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance.  The Company conducts its business through two segments:  operating real estate (including its investments in owned properties) and lending investments (including its loan investments as well as its investments in securities).  For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations by segment for the three months ended March 31, 2010 and March 31, 2009, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2010	Mar 31, 2009	Mar 31, 2010	Mar 31, 2009	Mar 31, 2010	Mar 31, 2009
Total revenues	$189	$90	$34,732	$36,913	$6,789	$8,123
Total expenses	5,428	5,358	33,661	37,187	4,665	9,541
(Loss) gain on extinguishment of debt	(96)	2,821	–	–	–	–
Income (loss) from continuing operations	(5,335)	(2,447)	1,071	(274)	2,124	(1,418)
Total assets	112,287	44,615	1,458,580	1,550,891	372,919	439,449

19.	Subsequent Events

On April 13, 2010, CapLease announced a cash tender offer for any and all of its 7.50% convertible senior notes due 2027.  Notes that are validly tendered and accepted for purchase will be purchased by CapLease at a purchase price of $1,000 per $1,000 in principal amount of such notes, plus accrued and unpaid interest to, but not including, the date on which the notes are purchased. The tender offer will expire on May 10, 2010, unless extended or earlier terminated by CapLease.  CapLease intends to pay for all of the notes purchased pursuant to the tender offer by utilizing cash on hand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing.  Except where otherwise indicated or where the context is clear, the portfolio statistics in Item 2 of this Form 10-Q represent or are calculated from our carry value for financial reporting purposes before depreciation and amortization.  With respect to our loan portfolio, we have adjusted our carry value to exclude a $0.5 million general loss reserve.

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

We have two complementary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.  As a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant.  As of March 31, 2010, we had an approximately $2.0 billion investment portfolio, including $1.6 billion of owned properties and $0.4 billion of loans and other debt investments.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.  We believe that our focus on assets leased to high credit quality tenants subject to long-term leases will provide us with a stable and predictable stream of cash flows that will support our business and the payment of dividends to our stockholders for the foreseeable future.

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities).  In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio.  We are also intensely focused on growing revenues by re-letting vacant space within our portfolio.  As of March 31, 2010, the occupancy rate in our owned property portfolio was 95.4% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and our two office buildings in Omaha, Nebraska.  We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries).  With the exception of our credit facility, all of our debt is fixed rate and, therefore, the interest expense we pay is not subject to fluctuation based on changes in market interest rates.  Our credit agreement with Wells Fargo Bank is floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular the 30-day LIBOR rate, increases.

The average remaining lease term on our owned properties is approximately 8 years, although we have some leases that are scheduled to mature over the next few years, including in 2010.  We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or the terms of re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 72% as of March 31, 2010.  We expect our leverage level to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions.  During 2010, we expect to continue to focus our portfolio activity on strengthening our balance sheet through debt repayment and/or repurchase and also opportunistically resume portfolio growth as market conditions permit.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We also had $190.4 million of recourse debt obligations outstanding as of March 31, 2010, including $112.2 million outstanding under our credit agreement with Wells Fargo Bank which is scheduled to mature in April 2011.

We will be required to repay or refinance our debt obligations at maturity, which we expect, although cannot provide any assurance, that we will be able to do.   To the extent we are unable to refinance debt obligations, we may rely on a combination of cash on hand, cash from asset sales, and cash from future debt or equity capital raises to fund the liquidity needed to repay the obligations.  Our ability to refinance debt, sell assets and/or raise capital on favorable terms will be highly dependent upon prevailing market conditions.  Credit and capital markets entered a period of significant weakness in the summer of 2007 and while they have improved they remain significantly stressed and highly uncertain.

Business Environment

While credit market conditions have improved dramatically from the historic levels of dislocation and stress that began in the summer of 2007, economic conditions remain weak and have triggered a deterioration of commercial real estate fundamentals, such as higher vacancy rates, lower rents, higher landlord concessions and declines in the value of commercial real estate.  Our business continues to be impacted in a variety of ways by these factors, including by:

•
impacting our pace of investment activity.  While we have the liquidity to re-commence portfolio growth, our ability to add assets continues to be hindered by adverse market conditions.  Overall transaction volumes are depressed and capitalization rates being offered generally have yet to adjust to the terms of asset financing that are starting to become available.  We cannot provide any assurance as to when and at what yields and other terms we will be able to add new assets to our portfolio.

•	causing us to maintain higher levels of liquidity due to the significant weakness and uncertainty regarding economic conditions.

•
causing a delay in the long-term fixed rate financing of the mortgage assets financed under our recourse credit agreement with Wells Fargo Bank.  We expect credit conditions to continue to impact our ability to obtain long-term fixed rate financing and, therefore, we cannot provide any assurance as to the timing or our ability to do so.  Further, to the extent we continue to finance a portion of our portfolio through the credit agreement with Wells Fargo Bank, that agreement is recourse to all of our other assets, we will continue to be subject to potential margin calls from the lender (primarily for credit events related to the assets financed) and we will be subject to interest rate risk as the borrowings are priced at floating rates based on 30-day LIBOR, or the London Interbank Offered Rate.  Increases in LIBOR rates will cause our borrowing costs on the Wells Fargo credit agreement to increase.

Deteriorating commercial real estate fundamentals and limited market trading activity for real estate securities continue to result in depressed valuations on our real estate securities.  If these conditions do not improve, we may be required to record impairment losses on our securities, and these losses may be significant.

We do not know when market conditions will normalize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market weakness and/or uncertainty persists or intensifies, the trends discussed above may continue and we may be impacted in a variety of additional ways.  For example, we may experience challenges in refinancing debt as it matures or raising additional capital, margin calls on our Wells Fargo Bank credit agreement and impairment charges on our assets.  If weak economic conditions continue and capital for commercial real estate remains limited, certain collateral within our CDO may default, which could cause the CDO to fail to satisfy certain cash flow coverage tests, which would result in a redirection of the cash distributions payable to us from the CDO until the tests are back into compliance.

We have taken and may continue to take a variety of cash conservation measures such as asset sales, expense reductions and dividend adjustments to increase our liquidity levels until market conditions normalize.  Our ability to sell collateral to generate liquidity could also be impacted by factors such as market conditions, the relative illiquidity of certain of our assets (i.e., our owned property and loan investments) and limitations on sale imposed pursuant to the debt financing terms of our assets.

Current economic conditions may cause commercial real estate values and market rental rates to decline significantly.  These declines could adversely impact us in a number of ways, including by causing us to record losses on our assets, reducing the proceeds we receive upon sale or refinance of our assets or adversely impacting our ability to re-let, sell or refinance our owned properties.  Continued weakness and/or uncertainty in economic conditions also make it more likely that our tenants do not extend their leases at maturity, as the tenants look to reduce their costs through a variety of means such as lower fixed rent costs and by consolidating operations.

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

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2010.

Investment and Financing Activities

During each of the three months ended March 31, 2010, and March 31, 2009, we did not make any new portfolio investments.  We also did not complete any new asset financings during these periods.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended March 31, 2010 and March 31, 2009, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2010	Mar 31, 2009	Mar 31, 2010	Mar 31, 2009	Mar 31, 2010	Mar 31, 2009
Total revenues	$189	$90	$34,732	$36,913	$6,789	$8,123
Total expenses	5,428	5,358	33,661	37,187	4,665	9,541
(Loss) gain on extinguishment of debt	(96)	2,821	–	–	–	–
Income (loss) from continuing operations	(5,335)	(2,447)	1,071	(274)	2,124	(1,418)
Total assets	112,287	44,615	1,458,580	1,550,891	372,919	439,449

Comparison of the Quarter Ended March 31, 2010 to the Quarter Ended March 31, 2009

The following discussion compares our operating results for the quarter ended March 31, 2010 to the comparable period in 2009.

Revenue.

Total revenue decreased $3.4 million, or 8%, to $41.7 million.  The decrease was attributable to decreases in rental revenue and interest income.

Rental revenue and property expense recoveries, in the aggregate, decreased $2.2 million, or 6%, to $34.5 million, primarily reflecting the vacancy of our property in Johnston, Rhode Island during the fourth quarter of 2009.

Interest income decreased $1.2 million, or 14%, to $7.0 million, primarily as a result of lower loan balances and lower interest rates on cash balances.

Expenses.

Total expenses decreased $8.3 million, or 16%, to $43.8 million.  The decrease in expenses was primarily attributable to the investment losses in the 2009 period, and lower interest expense and depreciation expense in the 2010 period, offset in part by higher property expenses and general and administrative expense in the 2010 period.

Interest expense decreased $1.3 million, or 6%, to $21.7 million, from $23.1 million.  The decrease in the 2010 period resulted primarily from $0.6 million of lower interest expense on floating rate borrowings (resulting from lower borrowings in the 2010 period), $0.3 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.2 million of lower interest expense on property mortgages and $0.2 million of lower interest expense on the secured term loan.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $125 million at 3.89% during the 2010 period (average 30-day LIBOR of 0.23%), compared with approximately $187 million at 3.86% during the 2009 period (average 30-day LIBOR of 0.45%).

Property expenses increased $1.0 million, or 18%, to $6.4 million, primarily reflecting carrying costs associated with the Johnston, Rhode Island property and expenses on the Omaha, Nebraska properties where the leases were converted to gross from net as part of the lease termination transaction we completed as December 31, 2009.  The net amount of property expenses we incurred (net of expense recoveries) was $3.4 million in 2010, compared to $2.4 million in the 2009 period.

We had no losses on investments during the 2010 period, compared to losses on investments of $7.5 million in the 2009 period.  The losses in the 2009 period include a $2.9 million loss on a property we sold in the second quarter of 2009 and a $4.4 million loss on a majority participation interest in a loan we sold in the second quarter of 2009.  The 2009 losses are discussed in greater detail at Note 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense increased $0.4 million, or 18%, to $3.0 million, primarily reflecting higher legal expenses in the 2010 period related to litigation involving certain of our properties.

General and administrative expense-stock based compensation increased 10%, to $0.6 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year. The increase was offset in part by reduced amortization expense related to time vested share grants.  As of March 31, 2010, $5.1 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015).  As of March 31, 2010, the grant date fair value for awards of 31,350 restricted shares made in 2007, 78,690 restricted shares made in 2008, 314,145 restricted shares made in 2009 and 192,900 restricted shares made in 2010, has not yet been determined because the grant date (as defined under FASB ASC 718-10-20) has not yet occurred.

Depreciation and amortization expense on real property decreased $1.2 million, or 9%, from $13.3 million to $12.1 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled lease maturity in July 2009.

Gain on extinguishment of debt.

We had $2.8 million of non-cash gain on extinguishment of debt in the 2009 period, compared to a loss of $0.1 million in the 2010 period.  All of these amounts related to repurchases of our convertible senior notes.  See Note 9 of the consolidated financial statements included in this Form 10-Q.

Net loss.

Net loss decreased $1.8 million, to $(2.1) million, from $(3.9) million, primarily as a result of the loss on investments in the 2009 period, offset in part by the gain on debt extinguishment in the 2009 period and lower revenue in the 2010 period.  Net loss allocable to common stockholders was $(2.8) million in the first quarter of 2010, reflecting dividends to preferred stockholders of $0.7 million.

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

The following table reconciles our net loss allocable to common stockholders to FFO for the three months ended March 31, 2010 and March 31, 2009.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2010	2009
Net loss allocable to common stockholders	$(2,836)	$(4,642)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(8)	(15)
Depreciation and amortization expense on real property	12,065	13,287
Depreciation and amortization expense on discontinued operations	–	182
Funds from operations	$9,221	$8,812

Weighted average number of common shares outstanding, basic and diluted	53,051	47,433
Weighted average number of OP units outstanding	156	156
Weighted average number of common shares and OP units outstanding, diluted	53,207	47,589

Net loss per common share, basic and diluted	$(0.05)	$(0.10)
Funds from operations per share	$0.17	$0.19

Liquidity and Capital Resources

Short-Term Liquidity.

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months.  Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital.  As of March 31, 2010, we had $96.1 million in available cash and cash equivalents.  As of May 6, 2010, we had $90.5 million in available cash and cash equivalents.  We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.06 per share of common stock in the quarter ended March 31, 2010.  We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in the quarter ended March 31, 2010.  Our dividend policy is subject to revision at the discretion of our board of directors.  All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

While we believe we will be able to satisfy our short-term liquidity requirements, the following are the primary factors that we believe could have a material adverse effect on our plans:

•	payment defaults on our assets which we expect could be triggered primarily in the event of the bankruptcy of the underlying tenant or tenants;

•	unexpected capital expenditures on our owned properties;

•	margin calls on our Wells Fargo Bank credit agreement; or

•	margin calls on any future risk management transactions.

Long-Term Liquidity.

We define our long-term liquidity as our ability to generate adequate amounts of cash to meet cash demands and commitments beyond the next 12 months, including balloon payments on our debt obligations and capital expenditures on our owned properties.  Our primary sources of long-term liquidity are our cash and cash equivalents, cash provided by operations, cash from long-term financings on our asset investments and issuances of debt and equity capital.  We may continue to selectively sell assets to allow us to generate additional long-term liquidity.  We believe that our various sources of long-term liquidity will be sufficient to enable us to satisfy our long-term liquidity requirements.

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

We have two recourse debt obligations that will mature over the next few years.  Our credit agreement with Wells Fargo Bank is scheduled to mature in April 2011 and our convertible senior notes can be called for repurchase at the option of the note holders at 100% of the principal amount of the notes in October 2012.  The credit agreement with Wells Fargo Bank is a secured borrowing agreement and the convertible senior notes are unsecured obligations.  With respect to the Wells Fargo Bank agreement, we have begun and will continue to seek a longer-term extension or refinancing of this facility with Wells Fargo Bank.  We may also seek to refinance this facility with a variety of other lenders.  With respect to the convertible notes, we will continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at or prior to maturity.  On April 13, 2010, we commenced a cash tender offer for any and all of the convertible senior notes for a purchase price of $1,000 for each $1,000 principal amount of notes tendered.  The tender offer is scheduled to expire on May 10, 2010.  We intend to fund the purchase of any notes tendered to us in the offer with cash on hand.

While we believe we will be successful in either refinancing or repaying these obligations at or prior to maturity, we cannot provide any assurance we will be able to do so.  If we are unsuccessful in refinancing these obligations, we may not have sufficient liquidity to repay the debt in full at maturity.  Our failure to do so is a default under the debt and could materially adversely affect our financial condition and operating results in a variety of ways.  For example, if we default under the Wells Fargo Bank agreement, the bank could foreclose on its collateral causing us to lose some of our assets.  Wells Fargo Bank and the convertible note holders also would have general recourse against our company if we default in our obligations to them.  In addition, each of these obligations is cross-defaulted with the other, meaning that a default under one obligation could result in the other lender accelerating the maturity of our obligations to them.

We have various non-recourse mortgage debt obligations that are scheduled to mature in the future beginning in September 2011.  See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-Q.  In connection with the maturity of our mortgage debt obligations, we intend to evaluate a variety of alternatives with respect to our investment in the subject property, including refinancing the debt, utilizing cash on hand and other sources of liquidity to repay the mortgage debt, and selling the property.  If we are unsuccessful with one or more of these alternatives, we could deed the property back to the lender to satisfy in full our obligations under the non-recourse debt.  Our mortgage debt obligations are non-recourse and not cross-defaulted with our other debt obligations, and therefore, default of any of our mortgage debt obligations will not threaten the viability of our company, although it could result in us losing all or some of our remaining investment in the property.

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

Sources of Equity Capital

We have implemented a dividend reinvestment and direct stock purchase plan and an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), each of which may be utilized by us from time to time to sell shares of our common stock and increase liquidity.  During the quarter ended March 31, 2010, we expanded our “at the market offering” program to enable us to sell shares of our Series A preferred stock and increase liquidity.  We also have an effective shelf registration statement under which we can offer an aggregate of $416.4 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan.  The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion).  Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion.  During the quarter ended March 31, 2010, we did not issue any shares of common stock through the plan.  During the year ended December 31, 2009, we issued 807,661 shares of common stock through the plan at an average price of $3.60 per share.  As of March 31, 2010, we have reserved an aggregate of 6,857,843 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

We have entered into a sales agreement with Brinson Patrick Securities Corporation that permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick agrees to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein.  Our Board of Directors has authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock through the program from time to time, of which 2,023,000 shares of common stock and 600 shares of Series A preferred stock have been sold.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion.  We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

During the quarter ended March 31, 2010, we sold an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through the “at the market offering” program with Brinson Patrick, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, and raised aggregate net proceeds of $8.5 million.  We ceased selling shares of common stock and Series A preferred stock through the program during March 2010 in connection with the common stock and Series A preferred stock offerings discussed below, although we reserve the right to resume selling shares through the program in our sole discretion at any time in the future.

As of March 31, 2010, we have an effective shelf registration statement under which we can offer an aggregate of $416.4 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time, including an aggregate of 2,977,000 shares of common stock and 999,400 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement.  We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy.  Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.  In addition to the stock issuances through our “at the market offering” program discussed above, we executed the following transactions off of our shelf registration statement during the quarter ended March 31, 2010.

On March 30, 2010, we issued 3,144,654 shares of our common stock to an institutional investor for a price of $4.77 per share, or net proceeds of approximately $15 million.

On March 31, 2010, we issued 1,800,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price of $23.06 per share, resulting in an effective annual yield of 9.00%.  We received net proceeds in the transaction (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $40.1 million, including $0.9 million of accrued dividends.

We expect to use the proceeds from the share issuances completed in the quarter ended March 31, 2010, for one or more of the following purposes: reducing recourse debt obligations, adding new portfolio investments and other general corporate purposes.

Leverage

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.”  Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 72% as of March 31, 2010.  We expect our leverage level to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through March 31, 2010, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse mortgage financings (on most of our owned real properties) and two non-recourse term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  As of March 31, 2010, we have financed on a long-term basis an aggregate of approximately $1.78 billion of portfolio assets with third party mortgage debt of $940.3 million and term financings of $371.5 million.

Long-Term Mortgage Financings.

We have financed most of our owned properties through traditional mortgage financings provided through the commercial mortgage-backed securitization market.  We also have utilized the term financings described below to add incremental leverage on many of our owned properties.

During the quarter ended March 31, 2010, we did not obtain any new mortgage financings.

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

We have financed certain of our portfolio assets pursuant to a credit agreement we entered into with Wells Fargo Bank in April 2008.  We drew a $210.4 million term loan under the agreement at closing which we have reduced to $112.2 million outstanding as of March 31, 2010.  Our borrowings are scheduled to mature in April 2011.  The agreement is a floating rate LIBOR based facility.  We are required to pay interest on our borrowings at prevailing short-term rates (30-day LIBOR) plus a pricing spread ranging from 200 to 250 basis points.

Our borrowings under the facility are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island.  Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require us to prepay a portion of our borrowings, provided that Wells Fargo may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.  As of March 31, 2010, we had $4.5 million borrowed against collateral classified as CMBS securities by Wells Fargo.

We are required to comply with the following financial covenants under the credit agreement: minimum liquidity (as defined in the agreement) of at least $8 million, and minimum consolidated tangible net worth (as defined in the agreement) of at least $180 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after September 22, 2004.

We had $112.2 million outstanding as of March 31, 2010 under our Wells Fargo credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $11.4 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $125.7 million, CMBS investments with a carry value of $11.5 million and a single owned property with a carry value of $27.8 million.

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

Statement of Cash Flows

Operating activities provided $15.5 million of cash during the three months ended March 31, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $22.2 million, partially offset by increases in other assets of $6.5 million.  The increase in other assets includes $9.1 million of debt service reserves that the mortgage lender on our Nestlé properties began requiring us to post in April 2008 because the tenant pays rent semi-annually and debt service is payable monthly.  Operating activities provided $19.8 million of cash during the three months ended March 31, 2009, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $26.7 million and increases in other assets of $8.3 million.  The increase in other assets includes $4.2 million of debt service reserves on our Nestlé properties.

We recognize rental income on our owned properties on a straight line basis in accordance with FASB ASC 840-20-25-1.  As of March 31, 2010, this has resulted in the Company accruing $24.9 million, net, of rental income in excess of actual rents due under the various leases.  During the three months ended March 31, 2010, actual rents due under the leases exceeded rents on a straight-line basis by $10.4 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $7.8 million of cash during the three months ended March 31, 2010, which primarily resulted from net proceeds from the sale of owned properties of $3.4 million and net principal received on loans of $2.7 million and securities of $1.7 million.  Investing activities provided $7.7 million of cash during the three months ended March 31, 2009, which primarily resulted from net principal received on loans of $6.5 million and securities of $1.7 million.

Cash provided by financing activities during the three months ended March 31, 2010 was $34.2 million, which primarily resulted from proceeds from preferred stock issuances of $40.1 million and proceeds from common stock issuances of $23.5 million, partially offset by net repayments of principal on debt of $23.2 million ($14.1 million on the Wells Fargo credit facility, $3.8 million on the secured term loan with KBC Bank, $3.3 million, net, on property mortgages, and $2.1 million on the collateralized debt obligations), dividends and distributions paid of $3.8 million, and $2.4 million used to repurchase $2.5 million of our convertible senior notes.  Cash used in financing activities during the three months ended March 31, 2009 was $11.8 million, which primarily resulted from net repayments of principal on debt of $9.0 million ($3.8 million on the Wells Fargo credit facility, $2.9 million, net, on property mortgages, and $2.4 million on the secured term loan with KBC Bank), $2.1 million used to repurchase $5.5 million of principal of convertible senior notes, and dividends and distributions paid of $0.7 million.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	our ability to renew leases as they expire or lease-up vacant space;

•	our ability to make additional investments in a timely manner or on acceptable terms;

•
current credit market conditions and our ability to obtain long-term financing for our asset investments in a timely manner and on terms that are consistent with those we project when we invest in the asset;

•	access to capital markets and capital market conditions;

•	adverse changes in the financial condition of the tenants underlying our investments;

•	our ability to make scheduled payments on our debt obligations;

•	increases in our financing costs (including as a result of LIBOR rate increases), our general and administrative costs and/or our property expenses;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases.  Our Wells Fargo Bank credit facility is currently our only floating rate borrowing facility.  Low market interest rates kept our borrowing cost on the Wells Fargo credit facility low during 2009 and through the first quarter of 2010 although we cannot predict the level of market interest rates in the future.  In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced.  We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset.  As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future.  Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing.  As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2010, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of March 31, 2010:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$218,930	$222,513	6.8%	Various	$222,700
Commercial mortgage-backed securities (2)	151,848	190,305	7.5%	2012-2028	110,332
Structuring fees receivable	891	N/A	8.3%	2010-2020	891

Liabilities
Mortgage notes payable (4)	$940,261	$936,335	5.6%	2011-2022	$931,296
Collateralized debt obligations (4)	261,225	261,405	5.7%	2015	152,051
Credit facility (3)	112,161	112,161	3.4%	2011	112,161
Secured term loan (4)	110,315	110,315	6.0%	2018	98,920
Convertible senior notes (5)	47,345	49,944	11.6%	2012	51,662
Other long-term debt (6)	30,930	30,930	8.3%	2016	27,164

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

Scheduled maturities of interest rate sensitive instruments as of March 31, 2010 are as follows:

	Expected Maturity Dates
	2010	2011	2012	2013	2014	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$9,908	$12,277	$12,884	$10,034	$7,520	$169,890
Commercial mortgage-backed securities	1,040	3,248	26,721	4,252	7,499	147,545
Structuring fees receivable	565	72	79	86	49	40
Mortgages on real estate investments	11,832	35,929	131,486	69,445	67,678	623,891
Collateralized debt obligations	7,015	10,266	10,949	26,065	19,221	187,709
Credit facility	3,372	108,789
Secured term loan	8,436	13,737	15,380	13,602	12,349	46,811
Convertible senior notes	(713)	(1,036)	49,094
Other long-term debt	–	–	–	–	–	30,930

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

See Item 1A of our Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 4, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1
Articles of Amendment to Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of March 17, 2010 (incorporated by reference to our Form 8-K filed March 17, 2010)

3.2
Articles of Amendment to Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of March 29, 2010 (incorporated by reference to our Form 8-K filed March 31, 2010)

10.1	First Amendment to Sales Agreement, dated as of March 17, 2010, between Brinson Patrick Securities Corporation and CapLease, Inc. (incorporated by reference to our Form 8-K filed March 17, 2010)

10.2	Sales Agreement, dated as of October 9, 2009, between Brinson Patrick Securities Corporation and CapLease, Inc. (incorporated by reference to our Form 8-K filed October 9, 2009)

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

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

CAPLEASE, INC.
Registrant

Date: May 6, 2010	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: May 6, 2010	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer