Form 10-Q
period 2010-06-30
CapLease, Inc.
filed 2010-08-05
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 5, 2010, there were 57,184,965 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2010 (unaudited) and December 31, 2009

(Amounts in thousands, except share and per share amounts)	As Of June 30, 2010	As Of December 31, 2009
Assets

Real estate investments, net	$1,383,142	$1,408,819
Loans held for investment, net	215,777	221,211
Commercial mortgage-backed securities	151,810	153,056
Cash and cash equivalents	76,185	38,546
Asset held for sale	–	3,410
Structuring fees receivable	685	1,094
Other assets	79,574	78,279
Total Assets	$1,907,173	$1,904,415

Liabilities and Equity

Mortgages on real estate investments	$936,788	$943,811
Collateralized debt obligations	258,757	263,310
Credit facility	109,810	126,262
Secured term loan	107,578	114,070
Convertible senior notes	35,010	49,452
Other long-term debt	30,930	30,930
Total Debt Obligations	1,478,873	1,527,835
Intangible liabilities on real estate investments	38,498	39,591
Accounts payable, accrued expenses and other liabilities	18,818	18,700
Dividends and distributions payable	5,066	3,822
Total Liabilities	1,541,255	1,589,948

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,200,600 and 1,400,000 shares issued and outstanding, respectively	73,776	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,184,965 and 51,709,511 shares issued and outstanding, respectively	572	517
Additional paid in capital	313,723	303,368
Accumulated other comprehensive loss	(23,375)	(24,332)
Total Stockholders' Equity	364,696	313,210
Non-controlling interest in consolidated subsidiaries	1,222	1,257

Total Equity	365,918	314,467

Total Liabilities and Equity	$1,907,173	$1,904,415

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2010	2009	2010	2009

Revenues:
Rental revenue	$31,551	$33,777	$63,078	$67,525
Interest income from loans and securities	7,048	7,830	14,015	15,972
Property expense recoveries	2,780	2,688	5,792	5,716
Other revenue	224	156	427	363
Total revenues	41,603	44,451	83,312	89,576
Expenses:
Interest expense	21,304	22,673	43,030	45,734
Property expenses	5,942	4,747	12,309	10,132
Loss on investments	–	577	–	7,827
General and administrative expenses	2,471	2,636	5,437	5,155
General and administrative expenses-stock based compensation	663	515	1,216	1,020
Depreciation and amortization expense on real property	12,067	13,295	24,132	26,582
Loan processing expenses	58	77	135	156
Total expenses	42,505	44,520	86,259	96,606
(Loss) gain on extinguishment of debt	(184)	6,593	(280)	9,413
Loss (income) from continuing operations	(1,086)	6,524	(3,227)	2,383
Income from discontinued operations	–	162	37	355
Net (loss) income before non-controlling interest in consolidated subsidiaries	(1,086)	6,686	(3,190)	2,738
Non-controlling interest in consolidated subsidiaries	7	(20)	16	(4)
Net (loss) income	(1,079)	6,666	(3,174)	2,734
Dividends allocable to preferred shares	(1,625)	(711)	(2,367)	(1,422)
Net (loss) income allocable to common stockholders	$(2,704)	$5,955	$(5,541)	$1,312

Earnings per share:
Net (loss) income per common share, basic and diluted	$(0.05)	$0.12	$(0.10)	$0.03
Weighted average number of common shares outstanding, basic and diluted	57,185	47,974	55,129	47,705
Dividends declared per common share	$0.06	$0.05	$0.12	$0.10
Dividends declared per preferred share	$0.51	$0.51	$1.02	$1.02

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2009	$33,657	$517	$303,368	$(24,332)	$1,257	$314,467
Incentive stock plan compensation expense	–	–	1,216	–	–	1,216
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–
Net loss	–	–	(3,174)	–	–	(3,174)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(16)	(16)
Issuance of common stock	–	50	23,408	–	–	23,458
Issuance of preferred stock	40,119	–	–	–	–	40,119
Repurchase of convertible senior notes-equity component	–	–	(979)	–	–	(979)
Dividends declared-preferred	–	–	(3,251)	–	–	(3,251)
Dividends declared-common	–	–	(6,860)	–	–	(6,860)
Distributions declared-operating partnership units	–	–	–	–	(19)	(19)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	329	–	329
Increase in fair value of securities available for sale	–	–	–	326	–	326
Reclassification of derivative items into earnings	–	–	–	302	–	302
Balance at June 30, 2010	$73,776	$572	$313,723	$(23,375)	$1,222	$365,918

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2010	2009
Operating activities
Net (loss) income	$(3,174)	$2,734
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	24,205	26,944
Stock based compensation	1,216	1,020
Amortization of above and below market leases	831	688
Gain (loss) attributable to non-controlling interest in consolidated subsidiaries	(16)	4
Loss (gain) on extinguishment of debt	280	(9,413)
Loss on investments	–	7,827
Straight-lining of rents	4,599	1,394
Amortization of discounts/premiums, and origination fees/costs, net	(293)	(231)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	1,563	1,830
Changes in operating assets and liabilities:
Structuring fees receivable	409	378
Other assets	(5,510)	(5,405)
Accounts payable, accrued expenses and other liabilities	(1,803)	(1,590)
Deposits and escrows	1	1
Net cash provided by operating activities	22,308	26,181
Investing activities
Proceeds from sale of loans	–	21,317
Additions to loans held for investment	–	(790)
Principal received from borrowers	5,455	9,537
Repayments of commercial mortgage-backed securities	2,174	2,150
Proceeds from lease termination and sale of real estate investments	3,410	6,544
Real estate improvements, additions, rebates and construction in progress	(303)	(611)
Leasing commission costs	(157)	(489)
Purchases of furniture, fixtures, equipment and leasehold improvements	(29)	(4)
Net cash provided by investing activities	10,550	37,654
Financing activities
Borrowings from mortgages on real estate investments	852	766
Repayments of mortgages on real estate investments	(7,343)	(6,376)
Repayments of collateralized debt obligations	(4,573)	–
Collateralized debt obligations repurchased	–	(2,881)
Repayments on credit facility	(16,452)	(30,444)
Repayments on secured term loan	(6,492)	(4,499)
Convertible senior notes repurchased	(15,900)	(8,634)
Escrows held with mortgage lender	–	212
Common stock issued, net of offering costs	23,458	434
Preferred stock issued, net of offering costs	40,119	–
Distributions to non-controlling interest	(19)	(8)
Dividends paid on common and preferred stock	(8,869)	(3,818)
Net cash provided by (used in) financing activities	4,781	(55,248)
Net increase in cash and cash equivalents	37,639	8,587
Cash and cash equivalents at beginning of period	38,546	8,439
Cash and cash equivalents at end of period	$76,185	$17,026

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2010	2009

Supplemental disclosure of cash flow information
Cash paid for interest expense	$41,188	$44,382
Cash paid for income taxes	201	–
Distributions declared but not paid	9	8
Dividends declared but not paid	5,056	3,144

Supplemental disclosure of noncash operating, investing and financing information
Mortgage notes payable transferred on properties sold	$–	$14,400

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

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

CapLease conducts its business through a variety of subsidiaries.  CapLease owns most of its owned properties through its predecessor and operating partnership, Caplease, LP (the “Operating Partnership”).  CapLease is the indirect sole general partner of, and owns approximately 99.7% of the common equity of, the Operating Partnership.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with FASB ASC 360-10-35-21.  Upon determination of impairment, the Company would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  These estimates are highly subjective and could differ materially from actual results.  The Company did not recognize any impairment losses on long-lived assets during the three and six months ended June 30, 2010.  The Company recognized impairment losses on long-lived assets during the three and six months ended June 30, 2009, of $0 and $2,853, respectively.  See Note 6.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or market value.  As of June 30, 2010, the Company had not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component under FASB ASC 310-10-35-10, and an asset-specific component under FASB ASC 310-10-35-16.  The general reserve component covers performing loans and in accordance with FASB ASC 310-10-35-10 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of June 30, 2010, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with FASB ASC 310-10-35-16, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of June 30, 2010, the Company had an asset-specific loan loss reserve of $444 on a single impaired loan.  See Note 4.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

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

The Company estimates fair value on all securities investments quarterly based on a variety of inputs.  The Company is then required under GAAP to assess whether any unrealized losses on securities below the Company’s carry value reflect a decline in value which is other-than-temporary.  If an other-than-temporarily impaired security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings.  Otherwise, losses on the security must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity.  In estimating other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no losses on securities charged to the Statement of Operations during each of the three and six months ended June 30, 2010.  The Company had losses on securities of $133 charged to the Statement of Operations during each of the three and six months ended June 30, 2009.  See Note 5.

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

June 30, 2010 (unaudited)

Risk Management Transactions

The Company may enter into risk management transactions as part of its overall portfolio financing strategy.  These transactions are intended to manage the Company’s exposure to changes in interest rates associated with its expected future debt issuances.

If the Company employs risk management transactions, they will be treated as cash flow hedges under applicable accounting guidance as long as they have been designated and qualify as such, which basically means so long as the Company has satisfied a variety of technical requirements, such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests.  If the cash flow hedge criteria are met, the transactions are marked to fair value at each reporting date and recorded as an asset or liability, depending on the Company’s rights or obligations under the applicable contract.  The effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet and are not reported as a component of current income or loss on the Company’s Consolidated Statement of Operations.  The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such debt.

If cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on the Company’s Statement of Operations.

If the Company employs risk management transactions, no assurance can be made that the Company will satisfy the cash flow hedge requirements and as to the portion of the Company’s gains and losses that will be deemed effective under applicable accounting guidance.  Changes in management’s initial assumptions regarding any proposed debt issuance (e.g., timing and the amount and type of debt) and changes in the shape of the swap curve (which represents the market’s expectations for future LIBOR rates) are among the factors that could cause the Company to include a greater portion of its gains and losses from the associated risk management transactions as current income or loss.

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

June 30, 2010 (unaudited)

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

Earnings per Share

In accordance with FASB ASC 260-10-15, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 3,771,186 and 4,182,148, respectively, for the three and six months ended June 30, 2010, and 4,903,928 and 5,390,473, respectively, for the three and six months ended June 30, 2009.

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2010 and June 30, 2009 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net (loss) income allocable to common stockholders	$(2,704)	$5,955	$(5,541)	$1,312
Weighted average number of common shares outstanding, basic and diluted	57,185	47,974	55,129	47,705
(Loss) income per share, basic and diluted	$(0.05)	$0.12	$(0.10)	$0.03
Non-vested shares included in weighted average number of shares outstanding above	1,740	1,812	1,740	1,812

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

June 30, 2010 (unaudited)

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

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at June 30, 2010 and December 31, 2009:

	Jun 30, 2010	Dec 31, 2009
	Unaudited
Real estate investments, at cost:
Land	$189,021	$189,021
Building and improvements	1,237,862	1,237,559
Intangible assets	180,722	180,722
Less: Accumulated depreciation and amortization	(224,463)	(198,483)
Real estate investments, net	$1,383,142	$1,408,819
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(9,410)	(8,317)
Intangible liabilities on real estate investments, net	$38,498	$39,591

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

The Company did not complete any real estate acquisitions during the three months ended June 30, 2010, or the three months ended June 30, 2009.  The Company did, however, sell one owned real property during the quarter ended June 30, 2009.  See Note 6.

The impact on rental revenue of the straight-line rent adjustment under FASB ASC 840-20-25-1 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income.  Amounts for accrued rental income and deferred rental income as of June 30, 2010 and December 31, 2009, were as follows:

	Jun 30, 2010	Dec 31, 2009
	Unaudited
Accrued Rental Income	$32,638	$35,317
Deferred Rental Income	1,920	-

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and six months ended June 30, 2010 and June 30, 2009, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Depreciation on real estate (included in depreciation and amortization expense)	$8,032	$8,199	$16,063	$16,396
Amortization of in-place leases (included in depreciation and amortization expense)	3,996	5,087	7,992	10,174
Amortization of above-market leases (included as a reduction of rental revenue)	962	962	1,924	1,924
Amortization of below-market leases (included as a component of rental revenue)	547	634	1,093	1,268

As of June 30, 2010, the Company’s weighted average amortization period on intangible assets was 7.5 years, and the weighted average amortization period on intangible liabilities was 26.3 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of June 30, 2010 was as follows:

	Intangible Assets	Intangible Liabilities
6 Months Ending December 31, 2010	$9,916	$1,093
2011	19,120	2,186
2012	14,702	2,186
2013	9,030	2,051
2014	8,672	1,954
Thereafter	31,241	29,028
	$92,681	$38,498

Substantially all of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing.  The Company’s strategy is to own and finance on a long-term basis each property through a separate and distinct single purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property.  Also see Note 9.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

4.	Loans Held for Investment

Loans held for investment at June 30, 2010 and December 31, 2009, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  Except as described below, as of June 30, 2010, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Jun 30, 2010	Dec 31, 2009
	Unaudited
Principal	$219,788	$225,242
(Discount) Premium	(2,644)	(2,642)
Cost basis	217,144	222,600
Allowance for loan losses	(944)	(944)
Carrying amount of loans	216,200	221,656
Deferred origination fees, net	(423)	(445)
Total	$215,777	$221,211

At each of June 30, 2010 and December 31, 2009, the Company’s loan investments carried interest rates ranging from 5.28% to 10.00%.  At June 30, 2010 and December 31, 2009, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.8% and 6.8%, respectively.

As of June 30, 2010, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

As of June 30, 2010, the Company had one loan investment which is on non-accrual status and past due more than 90 days.  The loan which has remaining principal outstanding of $1,444 has been classified as impaired in accordance with FASB ASC 310-10-35-16.  The Company intends to account for any interest income it collects on the impaired loan on a cost-recovery basis.  The Company performed an impairment analysis for the impaired loan as of June 30, 2010, and concluded that no loss reserve beyond a reserve of $444 recorded at June 30, 2009, was warranted.

The following tables summarize certain financial information with respect to the Company’s impaired loan:

			Average carrying amount
	Carrying Amount		For the three months ended June 30,		For the six months ended June 30,
Borrower	6/30/2010	12/31/2009	2010	2009	2010	2009
West End Mortgage Finance Fund I L.P.	$1,000	$1,000	$1,000	$1,299	1,000	2,961

	Interest Income Recognized
	For the three months ended June 30,2010		For the six months ended June 30,2010		For the three months ended June 30,2009		For the six months ended June 30,2009
Borrower	Accrual	Cash	Accrual	Cash	Accrual	Cash	Accrual	Cash
West End Mortgage Finance Fund I L.P.	$–	$–	$–	$–	$–	$–	115	115

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

5.	Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at June 30, 2010:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	16	$153,857	$138,763	$148,306	$100,997	$1,152	$(48,461)
Available For Sale	8	36,139	13,047	22,437	13,047	-	(9,391)
Total	24	$189,996	$151,810	$170,743	$114,044	$1,152	$(57,852)

A detailed schedule of the Company’s securities investments at June 30, 2010 follows:

		Jun 30, 2010
Description	Classification	Unaudited
BSCMS 1999 CLF1, Class E Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) Carry Value	Available For Sale	4,814
WBCMT 2004-C15 180E (downgraded to CCC) Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) Face Amount	Available For Sale	577
BACMS 2002-2, Class V-2 (Sterling Jewelers) Face Amount	Available For Sale	882
BACM 2006-4, Class H Face Amount	Held To Maturity	8,000
Banc of America 2007-1, Class C Face Amount	Held To Maturity	500
CALFS 1997-CTL1, Class D Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G Face Amount	Held To Maturity	9,526
JP Morgan 2006-LDP9 Face Amount	Held To Maturity	200
NLFC 1999-LTL-1, Class E Face Amount	Held To Maturity	11,081
Wachovia 2007-C30, Class AJ Face Amount	Held To Maturity	200
Wachovia 2007-C31, Class AJ Face Amount	Held To Maturity	200
Wachovia 2007-C33, Class AJ Face Amount	Held To Maturity	200
WBCMT 2004-C15 180D (downgraded to CCC+) Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C Face Amount	Held To Maturity	11,000
CVS Corporation Face Amount	Held To Maturity	17,773
Koninklijke Ahold, N.V. 7.82% Jan 2020 Face Amount	Held To Maturity	8,032
Lucent 6.70% due 9/1/2020 Face Amount	Held To Maturity	34,722
Yahoo, Inc. Face Amount	Held To Maturity	21,896
Unearned Discount		(19,253)
Cost Basis		170,743
Net unrealized gain (loss) on securities		(18,933)
Total		$151,810

All credit ratings in the above table are as of June 30, 2010.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

Unrealized gains and losses on securities at June 30, 2010 and December 31, 2009, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Jun 30, 2010	Dec 31, 2009
	Unaudited
Unrealized gains on securities previously available for sale	$777	$801
Unrealized losses on securities previously available for sale	(10,320)	(10,673)
Unrealized losses on securities available for sale	(9,391)	(9,717)

The following table summarizes the Company’s securities in an unrealized loss position as of June 30, 2010.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$470	$63	5
In unrealized loss position 12 or more months	85,342	57,786	14

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis.  The 14 securities in a continuous unrealized loss position for more than 12 months as of June 30, 2010, have a weighted average credit rating of BB- and a weighted average maturity of approximately 7.5 years, in each case as of June 30, 2010.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments.  In addition, the Company expects to hold these securities for a period of time sufficient to allow for a full recovery in fair value.

At June 30, 2010 and December 31, 2009, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.5%, respectively.

Structuring fees receivable of $685 and $1,094 at June 30, 2010 and December 31, 2009, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

6.	Assets Sold and Discontinued Operations

Six Months Ended June 30, 2010

The Company sold one owned property during the six months ended June 30, 2010.  The property, which is located in Wyomissing, Pennsylvania and was leased to Cott Corporation, had been reclassified to discontinued operations at December 31, 2009, in connection with the Company’s expected disposal of the asset.  The impact of the expected sale, as well as a lease termination with the tenant in a separate transaction, was recognized at the time of the reclassification.  The Company recognized a loss on the lease termination and sale of $1,223, which was included in “Loss on investments” on the Company’s Consolidated Statement of Operations during the year ended December 31, 2009.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

Six Months Ended June 30, 2009

As of March 31, 2009, the Company recorded a loss of $2,853 in connection with the expected sale of the OSHA technological laboratory facility in Sandy, Utah leased to the United States Government.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations, and the property was subsequently sold during April 2009.  In accordance with FASB ASC 205-20-45-1, operating results from this property are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

Also as of March 31, 2009, the Company recorded a loss of $4,397 in connection with the expected sale of a majority participation interest in a long-term mortgage loan on a property in Framingham, Massachusetts backed by a Lowe’s Companies Inc. lease.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations, and the loan was subsequently sold during April 2009.

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

The carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	6/30/2010	12/31/2009	6/30/2010	12/31/2009	6/30/2010	12/31/2009
Assets:
Loans held for investment	$216,200	$221,656	$219,788	$225,242	$232,409	$219,185
Commercial mortgage-backed securities	151,810	153,056	189,996	191,876	114,044	113,306
Structuring fees receivable	685	1,094	N/A	N/A	685	1,094
Liabilities:
Mortgages on real estate investments	$936,788	$943,811	$933,125	$939,616	$975,752	$902,408
Collateralized debt obligations	258,757	263,310	258,927	263,500	214,599	150,114
Credit facility	109,810	126,262	109,810	126,262	109,810	126,262
Secured term loan	107,578	114,070	107,578	114,070	98,933	98,641
Convertible senior notes	35,010	49,452	36,444	52,444	37,100	46,956
Other long-term debt	30,930	30,930	30,930	30,930	28,254	21,925

The fair values indicated above are indicative of the interest rate and credit spread environment as of June 30, 2010 and December 31, 2009, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

June 30, 2010 (unaudited)

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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability.  Classification is based on the lowest level of inputs that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.  As of June 30, 2010, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.  As of June 30, 2010, the Company has not classified any of its securities available for sale as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions.  As of June 30, 2010, the Company has classified all of its securities available for sale as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  The primary inputs evaluated by management are broker quotations (observable), index pricing (observable), market yields and credit spreads on securities with similar credit ratings and duration (observable), collateral values (observable), and liquidity of the security (unobservable).  These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions.  Broker quotes generally reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive and dislocated markets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

The table below presents the fair value of the Company’s securities available for sale as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30,2010
Assets
Securities available for sale	$–	$–	$13,047	$13,047

The following table summarizes the change in the fair value for Level 3 items for the three and six months ended June 30, 2010 and June 30, 2009:

	Three months ended June 30,		Six months ended June 30,
Securities available for sale	2010	2009	2010	2009
Beginning balance	$13,101	$12,475	$13,044	$13,483
Gains (losses) included in net income (loss)	–	(133)	–	(133)
Gains (losses) included in other comprehensive income	116	(1,329)	326	(2,105)
Amortization included in interest income	(40)	(65)	(82)	(124)
Settlements or repayments	(130)	(133)	(241)	(306)
Ending balance	$13,047	$10,815	$13,047	$10,815

8.	Other Assets

Other assets as of June 30, 2010 and December 31, 2009, consisted of the following:

	Jun 30, 2010	Dec 31, 2009
	Unaudited
Receivables and accrued interest	$9,293	$11,304
Prepaid expenses and deposits	2,682	1,267
Reserve accounts	20,949	14,868
Funds with CDO trustee pending distribution	4,662	4,697
Restricted cash	319	276
Amounts held by servicer	280	261
Accrued rental income	32,638	35,317
Debt issuance costs, net	6,158	7,653
Deferred leasing costs, net	797	718
Investment in statutory trust	930	930
Other	866	988
Total	$79,574	$78,279

9.	Debt Obligations

Credit Agreement

The Company has financed certain of its portfolio assets pursuant to a credit agreement it entered into with Wells Fargo Bank, N.A. (as successor to Wachovia Bank, N.A.) in April 2008.  The Company and Wells Fargo entered into an amendment and restatement of the credit agreement in July 2010, which, among other things:

•	established a maximum revolving credit commitment of $140,000;

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

•	extended the maturity date of the credit agreement to July 16, 2013, from April 28, 2011; and

•	set the Company’s interest rate on its borrowings at one-month LIBOR plus 275 basis points (an increase from one-month LIBOR plus 250 basis points at June 30, 2010).

The Company’s outstanding borrowings under the agreement were $109,810 as of June 30, 2010, and have been lowered to $96,104 as of the date of this filing, primarily as a result of a $13,419 principal payment the Company made to the lender in connection with the July 2010 amendment and restatement.  Also in connection with the July 2010 amendment and restatement, the Company agreed to repay Wells Fargo Bank another $10,000 of principal in four equal quarterly installments beginning on October 1, 2010.

The agreement is a floating rate LIBOR based facility.  As of June 30, 2010, the Company’s effective financing rate on the credit agreement was 3.2%.

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

The Company may utilize the undrawn amount of the lender’s revolving credit commitment to finance assets approved by the lender in its sole discretion at an advance rate of 60% of the asset’s value (as determined by the lender).

The Company is required to comply with the following financial covenants under the credit agreement: minimum liquidity (basically cash and cash equivalents) of at least $12,000, minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010, maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80% and minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, depreciation and amortization, divided by interest expense) of 105%.

Amounts related to the Company’s credit agreement as of June 30, 2010 and December 31, 2009, were as follows:

	At June 30, 2010		At December 31, 2009
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
	(unaudited)	(unaudited)
Credit Agreement
Loans held for investment	$6,543	$11,265	$6,757	$11,481
Intercompany mortgage loans and investments in CapLease CDO	99,847	116,540	115,857	141,332
Commercial mortgage-backed securities	3,420	9,609	3,648	11,485
Owned property	–	27,472	–	28,131
Total	$109,810	$164,886	$126,262	$192,429

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

The following interest rates apply with respect to the Company’s credit agreement borrowings for the three and six months ended June 30, 2010 and June 30, 2009:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	unaudited	unaudited	unaudited	unaudited

Weighted average effective financing rate	3.58%	3.74%	3.72%	3.76%
One-Month LIBOR rate	0.28%	0.44%	0.25%	0.44%

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt.  The Company’s mortgage notes payable are summarized in the following table:

	Jun 30, 2010		Dec 31, 2009			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
Abbott Laboratories, Waukegan, IL	$14,816	$14,816	$14,920	$14,920	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,851	19,851	19,981	19,981	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,135	21,135	21,273	21,273	5.68%	5.8%	Jan 2016
AmeriCredit Corp., Arlington, TX	27,437	27,167	27,682	27,395	5.28%	5.5%	Sep 2017
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Aon Corporation, Glenview, IL	61,599	61,599	62,313	62,313	5.23%	5.8%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Schweppes Plc, Whippany, NJ	33,561	33,561	33,881	33,881	5.26%	5.3%	Mar 2015
Capital One Financial Corporation, Plano, TX	20,069	20,069	20,277	20,277	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	28,572	28,572	29,094	29,094	5.30%	5.3%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.7%	Jan 2016
ITT Industries, Inc., Herndon, VA	40,659	40,659	40,902	40,902	5.33%	5.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	14,143	14,143	14,246	14,246	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	42,125	42,125	42,125	42,125	5.10%	5.4%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,933	12,933	13,080	13,080	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,913	15,913	16,009	16,009	5.84%	5.9%	May 2016
T-Mobile USA, Inc., Nashville, TN	10,817	10,817	10,885	10,885	5.59%	5.7%	Dec 2016
The Travelers Corporation, Hartford, CT	7,729	7,925	10,298	10,674	9.80%	5.5%	Sep 2011
The Travelers Corporation, Hartford, CT	16,352	16,996	15,499	16,360	10.76%	7.7%	Oct 2011
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	69,878	69,878	70,209	70,209	5.57%	5.6%	Mar 2016
United States Government (DEA), Birmingham, AL	11,164	11,164	11,242	11,242	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,676	22,422	19,676	22,535	7.57%	5.4%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,639	18,639	18,747	18,747	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	60,200	60,200	60,929	60,929	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,335	5,335	5,372	5,372	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	5,013	5,161	5,308	5,477	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,394	1,461	1,478	1,554	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,721	2,853	2,796	2,937	7.20%	6.2%	Jul 2018
Total	$933,125	$936,788	$939,616	$943,811

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties.  See Note 3 regarding the separate and distinct nature of the Company’s SPEs.  The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,432,105 at June 30, 2010 and $1,431,947 at December 31, 2009.

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

The CDO notes have a stated maturity in January 2040, although the actual life of the notes could be substantially shorter.  The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.6%.  The CDO debt is non-recourse to the Company but is secured by the collateral assets.  The Company reduced the debt outstanding under the CDO by repurchasing $5,000 of the Class A CDO notes during the year ended December 31, 2009.  The following table summarizes the type and carry value of the assets posted as CDO collateral as of June 30, 2010.

Carry Value
Loans held for investment	$166,488
Intercompany mortgage loans on CapLease properties	34,758
Commercial mortgage-backed securities	82,444
Total	$283,690

Secured Term Loan

During December 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V.  Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs).  The loan is non-recourse to the Company, subject to limited non-recourse exceptions.  The following table summarizes the type and carry value of the assets pledged as collateral for the Company’s obligations under the loan as of June 30, 2010.

Carry Value
Loans held for investment	$37,823
Intercompany mortgage loans on CapLease properties	44,210
Commercial mortgage-backed securities	56,320
Total	$138,353

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

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

Since original issuance, CapLease has repurchased an aggregate of $38,556 principal amount of the notes and, therefore, as of June 30, 2010, the Company had outstanding $36,444 principal amount of convertible senior notes outstanding.

As of January 1, 2009, the Company adopted new accounting guidance (codified primarily at FASB ASC 470) that retrospectively changed the accounting for the convertible senior notes.  The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue.  The initial bifurcation between the liability and equity components of the convertible senior notes at January 1, 2009, was $67,761 and $7,239, respectively.  The equity component carry value remained at $7,239 at December 31, 2009, and was reduced to $6,260 at June 30, 2010, with the decline caused by the Company’s repurchase of convertible senior notes at par as part of the note tender offer the Company closed during the quarter ended June 30, 2010.

Convertible senior notes included the following amounts at June 30, 2010 and December 31, 2009:

	Jun 30, 2010	Dec 31, 2009
	(Unaudited)
Convertible notes - principal	$36,444	$52,444
Unamortized debt discount	(1,434)	(2,992)
Convertible senior notes - net	$35,010	$49,452

The remaining debt discount will be amortized over the next 28 months, ending in October 2012.

During the quarter ended June 30, 2010, the Company completed a cash tender offer for any and all of the convertible senior notes at a price of par, or $1,000 for each $1,000 in principal amount of notes tendered.  An aggregate of $13,500 principal amount of notes were validly tendered and not withdrawn, all of which were accepted and repurchased by the Company.  In connection with the repurchase, the Company recorded a net loss on extinguishment of debt in the quarter ended June 30, 2010 of $184, after write-offs of associated transaction costs.

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

During the quarter ended June 30, 2009, the Company repurchased $12,316 of the convertible senior notes at a price of $6,512, plus accrued interest on the notes, or a 47.1% discount from the principal of the notes.  In connection with that repurchase, the Company recorded a gain on extinguishment of debt in the quarter ended June 30, 2009 of $4,581.

During the quarter ended March 31, 2009, the Company repurchased $5,500 of principal of the convertible senior notes at a price of $2,090, plus accrued interest on the notes, or a 62.6% discount from the principal amount of the notes.  In connection with that repurchase, the Company recorded a gain on extinguishment of debt in the quarter ended March 31, 2009 of $2,821.

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased.  The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.1%.  The Company’s effective interest rate on the liability component of the instrument as measured under the new accounting guidance was 10.2% and 12.6%, respectively, at June 30, 2010 and December 31, 2009.  The Company recorded interest expense relating to the convertible senior notes under the new accounting guidance of $1,085 and $1,404, respectively, for the quarters ended June 30, 2010 and June 30, 2009, and $2,362 and $3,009, respectively, for the six months ended June 30, 2010 and June 30, 2009.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

Holders may require CapLease to repurchase their notes, in whole or in part, on October 1, 2012, October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.  CapLease may redeem the notes, in whole or in part, at any time or from time to time, on or after October 1, 2012, for a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.

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

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of June 30, 2010, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
6 Months Ending December 31, 2010	$20,481	$–	$20,481
2011	41,905	125,041	166,947
2012	40,300	153,444	193,744
2013	54,128	54,984	109,112
2014	45,769	53,479	99,248
Thereafter	64,023	825,319	889,341
	$266,606	$1,212,267	$1,478,873

Since the above table is as of June 30, 2010, it assumes a maturity date of April 2011 for the Wells Fargo credit agreement.  As noted above, during July 2010 that maturity date was extended to July 2013.

10.	Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of June 30, 2010 and December 31, 2009 consisted of the following:

	Jun 30, 2010	Dec 31, 2009
	Unaudited
Accounts payable and other liabilities	$2,503	$1,039
Accrued interest	7,099	7,623
Accrued expenses	3,998	5,487
Deferred rental income	1,920	–
Unearned rental income	3,298	4,551
Total	$18,818	$18,700

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt.  During the first six months of 2010 and all of 2009, the Company had no open interest rate swap positions.

As of June 30, 2010, the Company had $4,441 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances.  Within the next twelve months, the Company estimates that $575 of these losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At June 30, 2010, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of June 30, 2010, CapLease had issued and outstanding 57,184,965 shares of common stock, and 3,200,600 shares of 8.125% Series A cumulative redeemable preferred stock.

On March 30, 2010, CapLease issued 3,144,654 shares of its common stock to an institutional investor for a price of $4.77 per share, or net proceeds of $14,985 (after deducting offering expenses).

On March 31, 2010, CapLease issued 1,800,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price of $23.06 per share, resulting in an effective annual yield of 9.00%.  The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and offering expenses) of approximately $40,118, including $884 of accrued dividends.

During the six months ended June 30, 2010, CapLease issued an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Brinson Patrick Securities Corporation, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, for aggregate net proceeds of $8,474.  During the six months ended June 30, 2009, CapLease issued an aggregate of 152,600 shares of common stock through its “at the market offering” program at an average price of $2.98 per share, for aggregate net proceeds of $441.

During each of the six months ended June 30, 2010 and June 30, 2009, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

During the six months ended June 30, 2010, CapLease issued 479,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  During the six months ended June 30, 2009, CapLease issued 1,107,600 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of June 30, 2010, the Company had awarded 3,369,955 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

CapLease has begun and expects to continue to deploy the approximately $63,577 of net proceeds from the share issuances completed in 2010 for a variety of general corporate purposes, such as reducing recourse indebtedness and adding new portfolio investments.  Through June 30, 2010, CapLease has utilized $29,451 of the offering proceeds to reduce recourse indebtedness (and a total of $42,870 utilized to reduce recourse indebtedness through the date of this filing).

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
3/31/2009	3/31/2009	4/15/2009	$0.05	$2,396
6/30/2009	6/30/2009	7/15/2009	0.05	2,433
9/30/2009	9/30/2009	10/15/2009	0.05	2,577
12/31/2009	12/31/2009	1/15/2010	0.06	3,103
3/31/2010	3/31/2010	4/15/2010	0.06	3,431
6/30/2010	6/30/2010	7/15/2010	0.06	3,431

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2008	12/31/2008	1/15/2009	$0.5078125	$711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711
6/30/2009	6/30/2009	7/15/2009	0.5078125	711
9/30/2009	9/30/2009	10/15/2009	0.5078125	711
12/31/2009	12/31/2009	1/15/2010	0.5078125	711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625
6/30/2010	6/30/2010	7/15/2010	0.5078125	1,625

14.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of June 30, 2010, the Company had awarded 3,369,955 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

A summary of the Company’s activity under the stock plan from January 1, 2009 through the six months ended June 30, 2010, is presented below:

	Number of Shares
Stock Awards at January 1, 2009	1,791,195
Granted During the Year Ended December 31, 2009	1,107,600	(1)
Forfeited During the Year Ended December 31, 2009	(8,340)
Stock Awards at January 1, 2010	2,890,455
Granted During the Period Ended June 30, 2010	479,500	(2)
Stock Awards at June 30, 2010	3,369,955

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

A summary of the status of unvested shares from January 1, 2009 through the six months ended June 30, 2010, is presented below:

	Shares Awarded Under Plan	Shares Priced Under FASB ASC 718-10-30	Weighted Average Fair Value
Nonvested at January 1, 2009	930,232	606,800	$9.66
Current period awards	1,107,600	688,741	2.23
Prior period awards	N/A	119,140	1.88
Vested	(228,476)	(228,476)	6.77
Forfeited	(8,340)	(8,340)	4.31
Nonvested at January 1, 2010	1,801,016	1,177,865	4.17
Current period awards	479,500	286,600	4.84
Prior period awards	N/A	198,966	4.84
Vested	(540,982)	(540,982)	3.84
Nonvested at June 30, 2010	1,739,534	1,122,449	4.62

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

As of June 30, 2010, $4,477 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015).  As of June 30, 2010, the grant date fair value for awards of 31,350 restricted shares made in 2007, 78,690 restricted shares made in 2008, 314,145 restricted shares made in 2009 and 192,900 restricted shares made in 2010, has not yet been determined because the grant date (as defined under at FASB ASC 718-10-20) has not yet occurred.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2010 (unaudited)

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

The Company’s comprehensive income (loss) for the three and six months ended June 30, 2010 and June 30, 2009 is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net (loss) income	$(1,079)	$6,666	$(3,174)	$2,734
Increase (decrease) in fair value on securities available for sale	116	(2,694)	326	(2,303)
Amortization of unrealized loss on securities previously classified as available for sale	147	71	329	222
Reclassification of derivative items into earnings	147	265	302	431
Comprehensive (loss) income	$(669)	$4,308	$(2,217)	$1,084

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

	Jun 30, 2010	Dec 31, 2009

Net unrealized losses on securities available for sale	$(9,391)	$(9,717)
Net unrealized losses on securities previously classified as available for sale	(9,543)	(9,872)
Net realized losses on derivatives	(4,441)	(4,743)
Accumulated other comprehensive loss	$(23,375)	$(24,332)

16.	Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party.  All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the third party.  During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption.  The units of limited partnership do not have a liquidation preference.  During September 2008, the non-controlling interest holder redeemed 107,131 units for the same number of shares of CapLease common stock.  As of June 30, 2010, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

June 30, 2010 (unaudited)

17.	Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2026.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2010 are as follows:

6 Months Ending December 31, 2010	$53,247
2011	120,902
2012	119,093
2013	91,269
2014	88,755
Thereafter	421,975
$895,241

18.	Segment Reporting

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

Selected results of operations by segment for the three months ended June 30, 2010 and June 30, 2009, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009
Total revenues	$299	$87	$34,484	$36,618	$6,820	$7,744
Total expenses	4,854	5,183	33,144	33,741	4,508	5,596
(Loss) gain on extinguishment of debt	(184)	6,593	–	–	–	–
Income (loss) from continuing operations	(4,738)	1,498	1,340	2,877	2,312	2,149
Total assets	90,683	37,841	1,445,861	1,516,279	370,629	412,734

Selected results of operations by segment for the six months ended June 30, 2010 and June 30, 2009, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009
Total revenues	$488	$177	$69,216	$73,531	$13,609	$15,868
Total expenses	10,281	10,541	66,805	70,928	9,173	15,137
Loss (gain) on extinguishment of debt	(280)	9,413	–	–	–	–
Income (loss) from continuing operations	(10,073)	(951)	2,411	2,604	4,436	731
Total assets	90,683	37,841	1,445,861	1,516,279	370,629	412,734

19.	Subsequent Events

See Note 9 for a discussion of the amendment and restatement of the Company’s credit agreement with Wells Fargo Bank, N.A. (as successor to Wachovia Bank, N.A.) in July 2010.

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

We have two complementary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.  As a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant.  As of June 30, 2010, we had an approximately $2.0 billion investment portfolio, including $1.6 billion of owned properties and $0.4 billion of loans and other debt investments.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities).  In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio.  We are also intensely focused on growing revenues by re-letting vacant space within our portfolio.  As of June 30, 2010, the occupancy rate in our owned property portfolio was 94.4% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and our two office buildings in Omaha, Nebraska.  We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries).  With the exception of our credit facility, all of our debt is fixed rate and, therefore, the interest expense we pay is not subject to fluctuation based on changes in market interest rates.  Our credit agreement with Wells Fargo Bank is floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular the one-month LIBOR rate, increases.

The average remaining lease term on our owned properties is approximately 7 years, although we have some leases that are scheduled to mature over the next few years, including in 2010.  We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or the terms of re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 72% as of June 30, 2010.  We expect our leverage level to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions.  During 2010, we have been focusing and expect to continue to focus our portfolio activity on strengthening our balance sheet through debt repayment and/or repurchase and also opportunistically resume portfolio growth as market conditions permit.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We also had $175.8 million of recourse debt obligations outstanding as of June 30, 2010, including $109.8 million outstanding under our credit agreement with Wells Fargo Bank which is scheduled to mature in July 2013.

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

Investment and Financing Activities

During each of the three months ended June 30, 2010, and June 30, 2009, we did not make any new portfolio investments.  We also did not complete any new asset financings during these periods.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	lending investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended June 30, 2010 and June 30, 2009, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009
Total revenues	$299	$87	$34,484	$36,618	$6,820	$7,744
Total expenses	4,854	5,183	33,144	33,741	4,508	5,596
(Loss) gain on extinguishment of debt	(184)	6,593	–	–	–	–
Income (loss) from continuing operations	(4,738)	1,498	1,340	2,877	2,312	2,149
Total assets	90,683	37,841	1,445,861	1,516,279	370,629	412,734

Selected results of operations by segment for the six months ended June 30, 2010 and June 30, 2009, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009
Total revenues	$488	$177	$69,216	$73,531	$13,609	$15,868
Total expenses	10,281	10,541	66,805	70,928	9,173	15,137
Loss (gain) on extinguishment of debt	(280)	9,413	–	–	–	–
Income (loss) from continuing operations	(10,073)	(951)	2,411	2,604	4,436	731
Total assets	90,683	37,841	1,445,861	1,516,279	370,629	412,734

Comparison of the Quarter Ended June 30, 2010 to the Quarter Ended June 30, 2009

The following discussion compares our operating results for the quarter ended June 30, 2010 to the comparable period in 2009.

Revenue.

Total revenue decreased $2.8 million, or 6%, to $41.6 million.  The decrease was attributable to decreases in rental revenue and interest income.

Rental revenue and property expense recoveries, in the aggregate, decreased $2.1 million, or 6%, to $34.3 million, primarily reflecting the vacancy of our property in Johnston, Rhode Island during the fourth quarter of 2009.

Interest income decreased $0.8 million, or 10%, to $7.0 million, primarily as a result of lower loan balances and lower interest rates on cash balances.

Expenses.

Total expenses decreased $2.0 million, or 5%, to $42.5 million.  The decrease in expenses was primarily attributable to lower interest expense and depreciation expense in the 2010 period and the investment losses in the 2009 period, offset in part by higher property expenses in the 2010 period.

Interest expense decreased $1.4 million, or 6%, to $21.3 million, from $22.7 million.  The decrease in the 2010 period resulted primarily from $0.6 million of lower interest expense on floating rate borrowings (resulting from lower borrowings in the 2010 period), $0.3 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.2 million of lower interest expense on property mortgages and $0.2 million of lower interest expense on the secured term loan.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $110 million at 3.58% during the 2010 period (average one-month LIBOR of 0.28%), compared with approximately $166 million at 3.74% during the 2009 period (average one-month LIBOR of 0.44%).

Property expenses increased $1.2 million, or 25%, to $5.9 million, primarily reflecting carrying costs associated with the Johnston, Rhode Island property and expenses on the Omaha, Nebraska properties where the leases were converted to gross from net as part of the lease termination transaction we completed at December 31, 2009.  The net amount of property expenses we incurred (net of expense recoveries) was $3.2 million in 2010, compared to $2.1 million in the 2009 period.

We had no losses on investments during the 2010 period, compared to losses on investments of $0.6 million in the 2009 period.  The losses in the 2009 period include a $0.4 million asset-specific loan loss and a $0.1 million impairment loss on a securities investment.  The 2009 losses are discussed in greater detail at Notes 4 and 5 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense decreased $0.2 million, or 6%, to $2.5 million, primarily reflecting higher legal expenses in the 2009 period related to litigation involving certain of our properties.

General and administrative expense-stock based compensation increased 29%, to $0.7 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.  As of June 30, 2010, $4.5 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015).  As of June 30, 2010, the grant date fair value for awards of 31,350 restricted shares made in 2007, 78,690 restricted shares made in 2008, 314,145 restricted shares made in 2009 and 192,900 restricted shares made in 2010, has not yet been determined because the grant date (as defined under FASB ASC 718-10-20) has not yet occurred.

Depreciation and amortization expense on real property decreased $1.2 million, or 9%, from $13.3 million to $12.1 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled lease maturity in July 2009.

Gain/loss on extinguishment of debt.

We had $6.6 million of non-cash gain on extinguishment of debt in the 2009 period, compared to a loss of $0.2 million in the 2010 period.  All of these amounts related to repurchases of our convertible senior notes.  See Note 9 of the consolidated financial statements included in this Form 10-Q.

Net income (loss).

Net income (loss) decreased to $(1.1) million, from $6.7 million, primarily as a result of the gain on debt extinguishment in the 2009 period and lower revenue in the 2010 period, offset in part by lower expenses in the 2010 period.  Net loss allocable to common stockholders was $(2.7) million in the second quarter of 2010, reflecting dividends to preferred stockholders of $1.6 million.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following discussion compares our operating results for the six months ended June 30, 2010 to the comparable period in 2009.

Revenue.

Total revenue decreased $6.3 million, or 7%, to $83.3 million.  The decrease was attributable to decreases in rental revenue and interest income.

Rental revenue and property expense recoveries, in the aggregate, decreased $4.4 million, or 6%, to $68.9 million, primarily reflecting the vacancy of our property in Johnston, Rhode Island during the fourth quarter of 2009.

Interest income decreased $2.0 million, or 12%, to $14.0 million, primarily as a result of lower loan balances and lower interest rates on cash balances.

Expenses.

Total expenses decreased $10.3 million, or 11%, to $86.3 million.  The decrease in expenses was primarily attributable to the investment losses in the 2009 period, and lower interest expense and depreciation expense in the 2010 period, offset in part by higher property expenses in the 2010 period.

Interest expense decreased $2.7 million, or 6%, from $45.7 million to $43.0 million.  The decrease in the 2010 period resulted primarily from $1.2 million of lower interest expense on floating rate borrowings (resulting from lower borrowings in the 2010 period), $0.6 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.4 million of lower interest expense on property mortgages and $0.3 million of lower interest expense on the secured term loan.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $118 million at 3.72% during the 2010 period (average one-month LIBOR of 0.25%), compared with approximately $176 million at 3.76% during the 2009 period (average one-month LIBOR of 0.44%).

Property expenses increased $2.2 million, or 21%, to $12.3 million, primarily reflecting carrying costs associated with the Johnston, Rhode Island property and expenses on the Omaha, Nebraska properties where the leases were converted to gross from net as part of the lease termination transaction we completed at December 31, 2009.  The net amount of property expenses we incurred (net of expense recoveries) was $6.5 million in the 2010 period, compared to $4.4 million in the 2009 period.

We had no losses on investments during the 2010 period, compared to losses on investments of $7.8 million in the 2009 period.  The losses in the 2009 period include a $7.3 million of losses on two assets that were sold in the second quarter if 2009.  The 2009 losses are discussed in greater detail at Notes 4, 5 and 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense increased $0.3 million, or 6%, to $5.4 million, primarily reflecting higher legal expenses in the 2010 period related to litigation involving certain of our properties.

General and administrative expense-stock based compensation increased $0.2 million, or 19%, to $1.2 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.

Depreciation and amortization expense on real property decreased $2.4 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled leased maturity in July 2009.

Gain/loss on extinguishment of debt.

We had $9.4 million of non-cash gain on extinguishment of debt in the 2009 period, compared to a loss of $0.3 million in the 2010 period.  All of these amounts related to repurchases of our convertible senior notes.  See Note 9 of the consolidated financial statements included in this Form 10-Q.

Net income (loss).

Net income (loss) decreased to $(3.2) million, from $2.7 million, primarily as a result of the gain on debt extinguishment in the 2009 period and lower revenue in the 2010 period, offset in part by lower expenses in the 2010 period, including loss on investments.  Net loss allocable to common stockholders was $(5.5) million in the 2010 period, reflecting dividends to preferred stockholders of $2.4 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and six months ended June 30, 2010 and June 30, 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2010	2009	2010	2009
Net (loss) income allocable to common stockholders	$(2,704)	$5,955	$(5,541)	$1,312
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(7)	20	(16)	4
Depreciation and amortization expense on real property	12,067	13,295	24,132	26,582
Depreciation and amortization expense on discontinued operations	–	33	–	215
Funds from operations	$9,356	$19,303	$18,575	$28,113

Weighted average number of common shares outstanding, basic and diluted	57,185	47,974	55,129	47,705
Weighted average number of OP units outstanding	156	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	57,341	48,130	55,285	47,861

Net (loss) income per common share, basic and diluted	$(0.05)	$0.12	$(0.10)	$0.03
Funds from operations per share	$0.16	$0.40	$0.34	$0.59

Liquidity and Capital Resources

Short-Term Liquidity.

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months.  Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital.  We may also use revolving loan borrowings under our credit agreement with Wells Fargo Bank to finance a portion of our new investment activity.   As of June 30, 2010, we had $76.2 million in available cash and cash equivalents.  As of August 5, 2010, we had $58.1 million in available cash and cash equivalents.  We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.06 per share of common stock in each of the quarters ended June 30, 2010 and March 31, 2010.  We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the quarters ended June 30, 2010 and March 31, 2010.  Our dividend policy is subject to revision at the discretion of our board of directors.  All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

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

We have two recourse debt obligations that are scheduled to mature over the next few years.  Our convertible senior notes can be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October 2012 and our credit agreement with Wells Fargo Bank is scheduled to mature in July 2013.  The convertible senior notes are unsecured obligations and the credit agreement with Wells Fargo Bank is a secured borrowing agreement.  With respect to the convertible notes, we completed a cash tender offer for any and all of the notes during May 2010 and as a result of the $13.5 million of notes we repurchased in the tender combined with previous repurchase activity we have reduced the principal amount of notes outstanding to $36.4 million.  We may continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at or prior to maturity.  With respect to the Wells Fargo Bank agreement, we entered into an amendment and restatement of the agreement in July 2010, which, among other things, extended the maturity date until July 2013.

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

Sources of Equity Capital

We have implemented a dividend reinvestment and direct stock purchase plan and an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), each of which may be utilized by us from time to time to sell shares of our common stock and increase liquidity.  During March 2010, we expanded our “at the market offering” program to enable us to sell shares of our Series A preferred stock and increase liquidity.  We also have an effective shelf registration statement under which we can offer an aggregate of $416.4 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan.  The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion).  Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion.  During the six months ended June 30, 2010, we did not issue any shares of common stock through the plan.  During the year ended December 31, 2009, we issued 807,661 shares of common stock through the plan at an average price of $3.60 per share.  As of June 30, 2010, we have reserved an aggregate of 6,857,843 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

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

During the six months ended June 30, 2010, we sold an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through the “at the market offering” program with Brinson Patrick, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, and raised aggregate net proceeds of $8.5 million.  We ceased selling shares of common stock and Series A preferred stock through the program during March 2010 in connection with the common stock and Series A preferred stock offerings discussed below, although we reserve the right to resume selling shares through the program in our sole discretion at any time in the future.

As of June 30, 2010, we have an effective shelf registration statement under which we can offer an aggregate of $416.4 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time, including an aggregate of 2,977,000 shares of common stock and 999,400 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement.  We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy.  Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.  In addition to the stock issuances through our “at the market offering” program discussed above, we executed the following transactions off of our shelf registration statement during the six months ended June 30, 2010.

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

We have begun and expect to continue to deploy the approximately $63.6 million of net proceeds from the share issuances we completed in 2010 for a variety of general corporate purposes, such as reducing recourse indebtedness and adding new portfolio investments.  Through June 30, 2010, we have utilized $29.5 million of the offering proceeds to reduce recourse indebtedness (and a total of $42.9 million utilized to reduce recourse indebtedness through the date of this filing).

Leverage

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.”  Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 72% as of June 30, 2010.  We expect our leverage level to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through June 30, 2010, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse mortgage financings (on most of our owned real properties) and two non-recourse term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  As of June 30, 2010, we have financed on a long-term basis an aggregate of approximately $1.78 billion of portfolio assets with third party mortgage debt of $936.8 million and term financings of $366.3 million.

Long-Term Mortgage Financings.

We have financed most of our owned properties through traditional mortgage financings provided through the commercial mortgage-backed securitization market.  We also have utilized the term financings described below to add incremental leverage on many of our owned properties.

During the quarter ended June 30, 2010, we did not obtain any new mortgage financings.

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

The CDO notes have a stated maturity in January 2040, although the actual life of the notes is expected to be substantially shorter.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.6%.  Our CDO debt is non-recourse to us but is secured by the collateral assets.  We reduced the debt outstanding under our CDO by repurchasing $5 million of our Class A CDO notes during the year ended December 31, 2009.

We have financed certain of our portfolio assets pursuant to a credit agreement we entered into with Wells Fargo Bank in April 2008.  We entered into an amendment and restatement of the credit agreement with Wells Fargo in July 2010, which, among other things:

•	established a maximum revolving credit commitment of $140 million;

•	extended the maturity date of the credit agreement to July 16, 2013, from April 28, 2011; and

•	set the interest rate on our borrowings at one-month LIBOR plus 275 basis points (an increase from one-month LIBOR plus 250 basis points at June 30, 2010).

Our outstanding borrowings under the agreement were $109.8 million as of June 30, 2010, and have been lowered to $96.1 million as of the date of this filing, primarily as a result of a $13.4 million principal payment we made to the lender in connection with the July 2010 amendment and restatement.  Also in connection with the July 2010 amendment and restatement, we agreed to repay Wells Fargo Bank another $10 million of principal in four equal quarterly installments beginning on October 1, 2010.

The agreement is a floating rate LIBOR based facility.  Our borrowings under the facility are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island.  Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require us to prepay a portion of our borrowings, provided that Wells Fargo may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.  As of June 30, 2010, we had $3.4 million borrowed against collateral classified as CMBS securities by Wells Fargo.

We may utilize the undrawn amount of the lender’s revolving credit commitment to finance assets approved by the lender in its sole discretion at an advance rate of 60% of the asset’s value (as determined by the lender).

We are required to comply with the following financial covenants under the credit agreement: minimum liquidity (basically cash and cash equivalents) of at least $12 million, minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010, maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80% and minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, depreciation and amortization, divided by interest expense) of 105%.

We had $109.8 million outstanding as of June 30, 2010 under our Wells Fargo credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $11.3 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $93.3 million, CMBS investments with a carry value of $9.6 million and a single owned property with a carry value of $27.5 million.

We may pursue a variety of strategies for the assets financed on the facility, which may include obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered.  We expect credit market conditions to impact our ability to achieve these objectives and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $22.3 million of cash during the six months ended June 30, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $29.2 million, partially offset by increases in other assets of $5.5 million.  Operating activities provided $26.2 million of cash during the six months ended June 30, 2009, primarily driven by net income as adjusted by various non-cash gains, losses, income and charges of $32.8 million, partially offset by increases in other assets of $5.4 million.  We recognize rental income on our owned properties on a straight line basis in accordance with FASB ASC 840-20-25-1.  As of June 30, 2010, this has resulted in the Company accruing $30.7 million, net, of rental income in excess of actual rents due under the various leases.  During the six months ended June 30, 2010, actual rents due under the leases exceeded rents on a straight-line basis by $4.6 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $10.6 million of cash during the six months ended June 30, 2010, which primarily resulted from net proceeds from the sale of owned properties of $3.4 million and net principal received on loans of $5.5 million and securities of $2.2 million.  Investing activities provided $37.7 million of cash during the six months ended June 30, 2009, which primarily resulted from net proceeds from the sale of loans of $21.3 million, net proceeds from the sale of owned properties of $6.5 million and net principal received on loans of $9.5 million and securities of $2.2 million.

Cash provided by financing activities during the six months ended June 30, 2010 was $4.8 million, which primarily resulted from proceeds from preferred stock issuances of $40.1 million and proceeds from common stock issuances of $23.5 million, partially offset by net repayments of principal on debt of $34.1 million ($16.5 million on the Wells Fargo credit facility, $6.5 million on the secured term loan with KBC Bank, $6.5 million, net, on property mortgages, and $4.6 million on the collateralized debt obligations), $15.9 million used to repurchase our convertible senior notes, and dividends and distributions paid of $8.9 million.  Cash used in financing activities during the six months ended June 30, 2009 was $55.3 million, which primarily resulted from net repayments of principal on debt of $40.5 million ($30.4 million on the Wachovia credit facility, $5.6 million, net, on property mortgages, and $4.5 million on the secured term loan with KBC Bank), $11.5 million used to repurchase our convertible senior notes and collateralized debt obligations, and dividends and distributions paid of $3.8 million.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases.  Our Wells Fargo Bank credit facility is currently our only floating rate borrowing facility.  Low market interest rates kept our borrowing cost on the Wells Fargo credit facility low during 2009 and through the second quarter of 2010 although we cannot predict the level of market interest rates in the future.  In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced.  We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset.  As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future.  Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing.  As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2010, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of June 30, 2010:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$216,200	$219,788	6.8%	Various	$232,409
Commercial mortgage-backed securities (2)	151,810	189,996	7.5%	2012-2028	114,044
Structuring fees receivable	685	N/A	8.4%	2010-2020	685

Liabilities
Mortgage notes payable (4)	$936,788	$933,125	5.6%	2011-2022	$975,752
Collateralized debt obligations (4)	258,757	258,927	5.6%	2015	214,599
Credit facility (3)	109,810	109,810	3.2%	2011	109,810
Secured term loan (4)	107,578	107,578	6.0%	2018	98,933
Convertible senior notes (5)	35,010	36,444	10.2%	2012	37,100
Other long-term debt (6)	30,930	30,930	8.3%	2016	28,254

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

(3)
Our credit facility bears interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value.  Accordingly, the carrying amounts outstanding are believed to approximate fair value.  The maturity date was extended until 2013 during July 2010.

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

Scheduled maturities of interest rate sensitive instruments as of June 30, 2010 are as follows:

	Expected Maturity Dates
	2010	2011	2012	2013	2014	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$7,183	$12,277	$12,884	$10,034	$7,520	$169,890
Commercial mortgage-backed securities	700	3,248	26,721	4,252	7,194	147,881
Structuring fees receivable	359	72	79	86	49	40
Mortgages on real estate investments	8,359	35,929	131,486	69,445	67,678	623,891
Collateralized debt obligations	4,547	10,266	10,949	26,065	19,221	187,709
Credit facility	2,166	107,644
Secured term loan	5,698	13,737	15,380	13,602	12,349	46,812
Convertible senior notes	(288)	(630)	35,928
Other long-term debt	–	–	–	–	–	30,930

The above table includes regularly scheduled principal amortization and balloon payments due to maturity.  See Note 9 in our consolidated financial statements included in this Form 10-Q.  Negative amounts with respect to our convertible senior notes represent amortization of the debt discount related to the liability component of the instrument as measured in accordance with the new accounting guidance applicable to the notes.  See Note 9 in our consolidated financial statements included in this Form 10-Q.  Since the above table is as of June 30, 2010, it assumes a maturity date of April 2011 for the Wells Fargo credit agreement.  As noted above, during July 2010 that maturity date was extended to July 2013.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
First Amended and Restated Credit Agreement among Caplease Debt Funding, LP, as the borrower, PREFCO II Limited Partnership, as a guarantor, CapLease, Inc., as a guarantor, Caplease, LP, as a guarantor, Caplease Services Corp., as a guarantor, and Wells Fargo Bank, National Association, as administrative agent and initial lender, dated as of July 16, 2010 (incorporated by reference to our Form 8-K filed July 19, 2010)

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

CAPLEASE, INC.
Registrant

Date: August 5, 2010	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: August 5, 2010	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer