Form 10-Q
period 2010-09-30
CapLease, Inc.
filed 2010-11-05
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 5, 2010, there were 57,184,965 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2010 (unaudited) and December 31, 2009

(Amounts in thousands, except share and per share amounts)	As Of September 30, 2010	As Of December 31, 2009
Assets

Real estate investments, net	$1,373,428	$1,408,819
Loans held for investment, net	212,963	221,211
Commercial mortgage-backed securities	151,938	153,056
Cash and cash equivalents	57,798	38,546
Asset held for sale	–	3,410
Structuring fees receivable	474	1,094
Other assets	79,104	78,279
Total Assets	$1,875,705	$1,904,415

Liabilities and Equity

Mortgages on real estate investments	$933,170	$943,811
Collateralized debt obligations	256,504	263,310
Credit facility	93,092	126,262
Secured term loan	104,783	114,070
Convertible senior notes	33,785	49,452
Other long-term debt	30,930	30,930
Total Debt Obligations	1,452,264	1,527,835
Intangible liabilities on real estate investments	37,952	39,591
Accounts payable, accrued expenses and other liabilities	19,493	18,700
Dividends and distributions payable	5,066	3,822
Total Liabilities	1,514,775	1,589,948
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,200,600 and 1,400,000 shares issued and outstanding, respectively	73,776	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,184,965 and 51,709,511 shares issued and outstanding, respectively	572	517
Additional paid in capital	308,105	303,368
Accumulated other comprehensive loss	(22,729)	(24,332)
Total Stockholders' Equity	359,724	313,210
Non-controlling interest in consolidated subsidiaries	1,206	1,257
Total Equity	360,930	314,467
Total Liabilities and Equity	$1,875,705	$1,904,415

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2010	2009	2010	2009

Revenues:
Rental revenue	$31,278	$34,479	$94,356	$102,004
Interest income from loans and securities	6,888	7,621	20,902	23,592
Property expense recoveries	2,982	2,700	8,775	8,416
Other revenue	218	161	645	524
Total revenues	41,366	44,961	124,678	134,536
Expenses:
Interest expense	21,011	22,386	64,041	68,120
Property expenses	6,190	4,726	18,498	14,859
Loss on investments	–	5,912	–	13,739
General and administrative expenses	2,462	2,596	7,899	7,750
General and administrative expenses-stock based compensation	662	550	1,879	1,570
Depreciation and amortization expense on real property	12,121	12,596	36,253	39,178
Loan processing expenses	67	76	202	232
Total expenses	42,513	48,842	128,772	145,448
(Loss) gain on extinguishment of debt	(14)	415	(293)	9,829
Loss from continuing operations	(1,161)	(3,466)	(4,387)	(1,083)
Income from discontinued operations	–	80	37	435
Net loss before non-controlling interest in consolidated subsidiaries	(1,161)	(3,386)	(4,350)	(648)
Non-controlling interest in consolidated subsidiaries	8	13	23	9
Net loss	(1,153)	(3,373)	(4,327)	(639)
Dividends allocable to preferred shares	(1,625)	(711)	(3,992)	(2,133)
Net loss allocable to common stockholders	$(2,778)	$(4,084)	$(8,319)	$(2,772)

Earnings per share:
Net loss per common share, basic and diluted	$(0.05)	$(0.08)	$(0.15)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	57,185	50,179	55,822	48,539
Dividends declared per common share	$0.06	$0.05	$0.18	$0.15
Dividends declared per preferred share	$0.51	$0.51	$1.52	$1.52

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2009	$33,657	$517	$303,368	$(24,332)	$1,257	$314,467
Incentive stock plan compensation expense	–	–	1,879	–	–	1,879
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–
Net loss	–	–	(4,327)	–	–	(4,327)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(23)	(23)
Issuance of common stock	–	50	23,408	–	–	23,458
Issuance of preferred stock	40,119	–	–	–	–	40,119
Repurchase of convertible senior notes-equity component	–	–	(1,050)	–	–	(1,050)
Dividends declared-preferred	–	–	(4,876)	–	–	(4,876)
Dividends declared-common	–	–	(10,292)	–	–	(10,292)
Distributions declared-operating partnership units	–	–	–	–	(28)	(28)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	516	–	516
Increase in fair value of securities available for sale	–	–	–	640	–	640
Reclassification of derivative items into earnings	–	–	–	447	–	447
Balance at September 30, 2010	$73,776	$572	$308,105	$(22,729)	$1,206	$360,930

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(4,327)	$(639)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	36,317	39,619
Stock based compensation	1,879	1,570
Amortization of above and below market leases	1,247	1,016
Loss attributable to non-controlling interest in consolidated subsidiaries	(23)	(9)
Loss (gain) on extinguishment of debt	293	(9,829)
Loss on investments	–	13,739
Straight-lining of rents	1,371	5,825
Amortization of discounts/premiums, and origination fees/costs, net	(417)	(350)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	2,188	2,710
Changes in operating assets and liabilities:
Structuring fees receivable	619	572
Other assets	(2,377)	(6,356)
Accounts payable, accrued expenses and other liabilities	483	1,523
Deposits and escrows	1	1
Net cash provided by operating activities	37,254	49,392
Investing activities
Proceeds from sale of loans	–	41,206
Additions to loans held for investment	–	(790)
Principal received from borrowers	8,274	12,817
Purchase of commercial mortgage-backed securities	–	(496)
Proceeds from sale of securities	–	7,475
Repayments of commercial mortgage-backed securities	2,664	2,681
Proceeds from lease termination and sale of real estate investments	3,410	6,544
Real estate improvements, additions, rebates and construction in progress	(3,587)	(794)
Leasing commission costs	(1,070)	(756)
Deposits on potential equity investments	(50)	–
Return of deposits on potential equity investments	50	–
Purchases of furniture, fixtures, equipment and leasehold improvements	(29)	(5)
Net cash provided by investing activities	9,662	67,882
Financing activities
Borrowings from mortgages on real estate investments	1,296	1,164
Repayments of mortgages on real estate investments	(11,151)	(9,594)
Repayments of collateralized debt obligations	(6,835)	–
Collateralized debt obligations repurchased	–	(2,881)
Repayments on credit facility	(33,170)	(60,074)
Repayments on secured term loan	(9,288)	(7,022)
Convertible senior notes repurchased	(17,335)	(9,583)
Debt issuance costs	(804)	(6)
Escrows held with mortgage lender	–	212
Common stock issued, net of offering costs	23,458	10,280
Preferred stock issued, net of offering costs	40,119	–
Distributions to non-controlling interest	(28)	(16)
Dividends paid on common and preferred stock	(13,926)	(6,962)
Net cash used in financing activities	(27,664)	(84,482)
Net increase in cash and cash equivalents	19,252	32,792
Cash and cash equivalents at beginning of period	38,546	8,439
Cash and cash equivalents at end of period	$57,798	$41,231

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2010	2009

Supplemental disclosure of cash flow information
Cash paid for interest expense	$60,253	$64,217
Cash paid for income taxes	200	–
Distributions declared but not paid	9	8
Dividends declared but not paid	5,056	3,288

Supplemental disclosure of noncash operating, investing and financing information
Mortgage notes payable transferred on properties sold	$–	$14,400

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

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

Accounting for Real Estate

Real estate is carried on the Company’s Consolidated Balance Sheet at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are determined by the straight-line method over the remaining estimated economic useful lives of the properties.  The Company has allocated the purchase price of its owned properties to the following based on estimated fair values on the acquisition date:  land (no depreciation), building and improvements (depreciated over periods not exceeding 40 years), above-market leases (amortized as a reduction of base rental revenue over the remaining term of the respective lease), below-market leases (amortized as an increase to base rental revenue over the remaining initial term plus the term of any below-market renewal options of the respective lease), and in-place leases (amortized as a component of depreciation and amortization expense over the remaining initial term of the respective lease).  As a result of the Company’s adoption of FASB ASC 805 on January 1, 2009, direct costs incurred in acquiring completed properties are now required to be charged to operations as incurred.  Prior to January 1, 2009 and under previous accounting guidance, these costs were required to be capitalized and amortized over the estimated useful life of the asset acquired.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant renovations which extend the useful life of the properties are capitalized.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with FASB ASC 360-10-35-21.  Upon determination of impairment, the Company would record a write-down of the asset, which would be charged to earnings.  Significant judgment is required both in determining impairment and in estimating the resulting write-down, including an evaluation of factors such as the credit quality of the tenant, the anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacated coupled with an estimate of proceeds to be realized upon sale.  These estimates are highly subjective and could differ materially from actual results.  The Company did not recognize any impairment losses on long-lived assets during the three and nine months ended September 30, 2010.  The Company recognized impairment losses on long-lived assets during the three and nine months ended September 30, 2009, of $0 and $2,853, respectively.  See Note 6.

Development Activities

Project costs and expenses associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress.  Once the development and construction of the building is substantially completed, the costs capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or market value.  As of September 30, 2010, the Company had not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component under FASB ASC 310-10-35-10, and an asset-specific component under FASB ASC 310-10-35-16.  The general reserve component covers performing loans and in accordance with FASB ASC 310-10-35-10 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of September 30, 2010, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with FASB ASC 310-10-35-16, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of September 30, 2010, the Company had an asset-specific loan loss reserve of $444 on a single impaired loan.  See Note 4.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

Commercial Mortgage-Backed Securities

The Company designates its commercial mortgage-backed securities and other real estate securities (“CMBS”) investments pursuant to FASB ASC 320-10.  FASB ASC 320-10 creates two classifications that are relevant with respect to the Company’s securities investments:

•
“Held to maturity” are those securities that the Company has the positive intent and ability to hold until maturity.  All of the Company’s securities classified as held to maturity were transferred to this classification (from “available for sale” classification) in January 2008.  For a security transferred into the held to maturity category, the security is recorded at estimated fair value on the date of transfer, with any unrealized gain or loss amortized against the related fair value adjustment recorded as a component of Other Comprehensive Income (Loss) within Stockholders’ Equity over the expected term of the security using the effective interest method.

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

The Company estimates fair value on all securities investments quarterly based on a variety of inputs.  Under applicable accounting guidance, securities where the fair value is less than the Company’s cost are deemed “impaired,” and, therefore, must be measured for “other-than-temporary impairment.”  If an impaired security (i.e., fair value below cost) is intended to be sold or required to be sold prior to expected recovery of the impairment loss, the full amount of the loss is charged to earnings as other-than-temporary impairment.  Otherwise, impairment losses on the security must be further analyzed for separation into two categories: (i) credit losses and (ii) losses due to factors other than credit.  The portion which is considered credit loss is charged to earnings as other-than-temporary impairment.  The portion which is due to other factors is not charged to earnings.  Also, if the security is classified as available for sale, the non-credit portion of the impairment loss is charged to other comprehensive income (loss), a component of equity on the Company’s Consolidated Balance Sheet.

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during each of the three and nine months ended September 30, 2010.    During the three and nine months ended September 30, 2009, the Company had other-than-temporary impairment losses on securities charged to the Statement of Operations of $0 and $133, respectively.  See Note 5.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

Deferred Fees and Costs

In connection with its leasing efforts, the Company may incur primarily two types of costs: (i) allowances paid to the tenant or on its behalf for the construction of leasehold improvements, or tenant improvement allowances, and (ii) commissions paid to leasing brokers, or leasing commissions.  Tenant improvement allowances are initially capitalized as part of “Construction in progress” and then transferred to “Building and improvements” at completion and depreciated on a straight-line basis over periods not exceeding 40 years.  Leasing commissions are capitalized as “Deferred leasing costs” and amortized on a straight-line basis over the term of the related lease.

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

If cash flow hedge criteria are not met or the hedge is deemed ineffective, some or all of the realized and unrealized gains and losses on such transactions are treated as a component of current income or loss on the Company’s Consolidated Statement of Operations.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

Revenue Recognition

The Company recognizes rental revenue on real estate on a straight-line basis over the non-cancelable term of the lease.  The excess of straight-line rents over base rents under the lease is included in “Accrued rental income” on the Company’s Consolidated Balance Sheet and any excess of base rents over the straight-line amount is included as “Deferred rental income” on the Company’s Consolidated Balance Sheet.  The Company’s leases also generally require the tenants to pay directly or reimburse the Company for occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  The Company recognizes such income in the period the related expenses are incurred.

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

Earnings per Share

In accordance with FASB ASC 260-10-15, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 3,154,408 and 3,835,804, respectively, for the three and nine months ended September 30, 2010, and 4,653,228 and 5,142,024, respectively, for the three and nine months ended September 30, 2009.

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net loss allocable to common stockholders	$(2,778)	$(4,084)	$(8,319)	$(2,772)
Weighted average number of common shares outstanding, basic and diluted	57,185	50,179	55,822	48,539
Loss per share, basic and diluted	$(0.05)	$(0.08)	$(0.15)	$(0.06)
Non-vested shares included in weighted average number of shares outstanding above	1,739	1,803	1,739	1,803

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

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

In March 2010, the FASB issued new accounting guidance ASU 2010-11, Derivatives and Hedging, which amends ASC 815-15. The amendments clarify the scope exemption for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The new guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The Company’s adoption of this ASU on July 1, 2010 did not have a material effect on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at September 30, 2010 and December 31, 2009:

	Sep 30, 2010	Dec 31, 2009
	Unaudited
Real estate investments, at cost:
Land	$189,021	$189,021
Building and improvements	1,239,064	1,237,249
Construction in progress	2,082	310
Intangible assets	180,722	180,722
Less: Accumulated depreciation and amortization	(237,461)	(198,483)
Real estate investments, net	$1,373,428	$1,408,819
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(9,956)	(8,317)
Intangible liabilities on real estate investments, net	$37,952	$39,591

Except for the joint venture investment described below, the Company did not make any real estate investments during the three months ended September 30, 2010.  The Company did not make any real estate investments during the three months ended September 30, 2009.

Development In Process

In August 2010, the Company entered into a joint venture that is developing a warehouse/distribution building for Michelin North America, Inc. in Louisville, Kentucky with a construction budget of $8,391.  The Company owns a 99% ownership interest in and will fund all of the construction costs associated with the project.  Therefore, the Company consolidates the joint venture for financial accounting purposes.

Construction activity and funding of the project commenced during the third quarter and the project is scheduled to be completed during the first quarter of 2011.

The table below details the Company’s construction in progress associated with the Michelin joint venture as of September 30, 2010.  The information included in the table below represents management’s estimates and expectations at September 30, 2010 which are subject to change.  The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)(1)	Construction in Progress at 9/30/10	Estimated Remaining Funding	Estimated Total Investment	Estimated Completion Date
Louisville, Kentucky	Michelin North America, Inc.	Warehouse/ distribution	150,000	10	$1,461	$6,930	$8,391	1Q 2011

(1)	The lease is scheduled to commence upon substantial completion of the building and the satisfaction of certain other conditions.

The impact on rental revenue of the straight-line rent adjustment under FASB ASC 840-20-25-1 is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income.  Amounts for accrued rental income and deferred rental income as of September 30, 2010 and December 31, 2009, were as follows:

	Sep 30, 2010	Dec 31, 2009
	Unaudited
Accrued Rental Income	$34,256	$35,317
Deferred Rental Income	311	-

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and nine months ended September 30, 2010 and September 30, 2009, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Depreciation on real estate (included in depreciation and amortization expense)	$8,040	$8,204	$24,103	$24,600
Amortization of in-place leases (included in depreciation and amortization expense)	3,996	4,359	11,988	14,534
Amortization of above-market leases (included as a reduction of rental revenue)	962	962	2,887	2,887
Amortization of below-market leases (included as a component of rental revenue)	547	634	1,640	1,901

As of September 30, 2010, the Company’s weighted average amortization period on intangible assets was 7.4 years, and the weighted average amortization period on intangible liabilities was 26.2 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of September 30, 2010 was as follows:

	Intangible Assets	Intangible Liabilities
3 Months Ending December 31, 2010	$4,958	$547
2011	19,120	2,186
2012	14,702	2,186
2013	9,030	2,051
2014	8,672	1,954
Thereafter	31,241	29,028
	$87,723	$37,952

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

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

Loans held for investment at September 30, 2010 and December 31, 2009, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  Except as described below, as of September 30, 2010, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Sep 30, 2010	Dec 31, 2009
	Unaudited
Principal	$216,968	$225,242
(Discount) Premium	(2,650)	(2,642)
Cost basis	214,318	222,600
Allowance for loan losses	(944)	(944)
Carrying amount of loans	213,374	221,656
Deferred origination fees, net	(411)	(445)
Total	$212,963	$221,211

As of September 30, 2010, the Company’s loan investments carried interest rates ranging from 5.00% to 9.32%, compared to 5.28% to 10.00% as of December 31, 2009.  At September 30, 2010 and December 31, 2009, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.7% and 6.8%, respectively.

As of September 30, 2010, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

As of September 30, 2010, the Company had one loan investment which is on non-accrual status and past due more than 90 days.  The loan, which has remaining principal outstanding of $1,444, has been classified as impaired in accordance with FASB ASC 310-10-35-16.  The Company intends to account for any interest income it collects on the impaired loan on a cost-recovery basis.  The Company performed an impairment analysis for the impaired loan as of September 30, 2010, and concluded that no loss reserve beyond a reserve of $444 recorded at June 30, 2009, was warranted.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

The following tables summarize certain financial information with respect to the Company’s impaired loan:

			Average carrying amount
	Carrying Amount		For the three months ended September 30,		For the nine months ended September 30,
Borrower	9/30/2010	12/31/2009	2010	2009	2010	2009
West End Mortgage Finance Fund I L.P.	$1,000	$1,000	$1,000	$1,000	1,000	2,305

	Interest Income Recognized
	For the three months ended September 30,2010		For the nine months ended September 30,2010		For the three months ended September 30,2009		For the nine months ended September 30,2009
Borrower	Accrual	Cash	Accrual	Cash	Accrual	Cash	Accrual	Cash
West End Mortgage Finance Fund I L.P.	$–	$–	$–	$–	$–	$–	115	115

5.	Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at September 30, 2010:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	16	$153,638	$138,772	$148,128	$104,542	$1,678	$(45,264)
Available For Sale	8	36,011	13,166	22,243	13,166	-	(9,077)
Total	24	$189,649	$151,938	$170,371	$117,708	$1,678	$(54,341)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

A detailed schedule of the Company’s securities investments at September 30, 2010 follows:

Description	Classification	Sep 30, 2010
		Unaudited
BSCMS 1999 CLF1, Class E Face Amount	Available For Sale	$3,326
BSCMS 1999 CLF1, Class F Face Amount	Available For Sale	251
CMLBC 2001-CMLB-1, Class H Face Amount	Available For Sale	11,907
CMLBC 2001-CMLB-1, Class J Face Amount	Available For Sale	6,383
NLFC 1999-LTL-1, Class X (IO) Carry Value	Available For Sale	4,654
WBCMT 2004-C15 180E Face Amount	Available For Sale	8,000
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) Face Amount	Available For Sale	589
BACMS 2002-2, Class V-2 (Sterling Jewelers) Face Amount	Available For Sale	901
BACM 2006-4, Class H Face Amount	Held To Maturity	8,000
Banc of America 2007-1, Class C Face Amount	Held To Maturity	500
CALFS 1997-CTL1, Class D Face Amount	Held To Maturity	6,000
CMLBC 2001-CMLB-1, Class E Face Amount	Held To Maturity	9,526
CMLBC 2001-CMLB-1, Class G Face Amount	Held To Maturity	9,526
JP Morgan 2006-LDP9 Face Amount	Held To Maturity	200
NLFC 1999-LTL-1, Class E Face Amount	Held To Maturity	11,081
Wachovia 2007-C30, Class AJ Face Amount	Held To Maturity	200
Wachovia 2007-C31, Class AJ Face Amount	Held To Maturity	200
Wachovia 2007-C33, Class AJ Face Amount	Held To Maturity	200
WBCMT 2004-C15 180D Face Amount	Held To Maturity	15,000
WBCMT 2006-C27, Class C Face Amount	Held To Maturity	11,000
CVS Corporation Face Amount	Held To Maturity	17,628
Koninklijke Ahold, N.V. 7.82% Jan 2020 Face Amount	Held To Maturity	8,032
Lucent 6.70% due 9/1/2020 Face Amount	Held To Maturity	34,722
Yahoo, Inc. Face Amount	Held To Maturity	21,824
Unearned Discount		(19,279)
Cost Basis		170,371
Net unrealized gain (loss) on securities		(18,433)
Total		$151,938

During the three and nine months ended September 30, 2009, the Company recognized other-than-temporary impairment losses on securities investments of $0 and $133, respectively.  The losses are included in “Loss on investments” in the Company’s Consolidated Statement of Operations and were recorded on one CMBS investment: BSCMS Class E.  These losses represent management’s determination that other-than-temporary declines in the fair value of the security below its cost basis had occurred.  The loss reflects management’s estimate of expected losses from underlying credits in the collateral pool (including Circuit City Stores, Inc.).  The loss estimate is highly subjective and reflects a variety of assumptions, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of appraised values and/or stressed collateral values and potential bankruptcy claim recoveries.

Unrealized gains and losses on securities at September 30, 2010 and December 31, 2009, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Sep 30, 2010	Dec 31, 2009
	Unaudited
Unrealized gains on securities previously available for sale	$768	$801
Unrealized losses on securities previously available for sale	(10,124)	(10,673)
Unrealized losses on securities available for sale	(9,077)	(9,717)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

The following table summarizes the Company’s securities in an unrealized loss position as of September 30, 2010.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$324	$53	4
In unrealized loss position 12 or more months	88,745	54,288	15

The collateral backing our securities investments is primarily net lease loan assets and loss experience on the assets has historically been de minimis.  The 15 securities in a continuous unrealized loss position for more than 12 months as of September 30, 2010, have a weighted average maturity of approximately 7.3 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments.  In addition, the Company expects to hold these securities for a period of time sufficient to allow for a full recovery in fair value.

At September 30, 2010 and December 31, 2009, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 7.5% and 7.5%, respectively.

Structuring fees receivable of $474 and $1,094 at September 30, 2010 and December 31, 2009, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

6.	Assets Sold and Discontinued Operations

Nine Months Ended September 30, 2010

The Company sold one owned property during the nine months ended September 30, 2010.  The property, which is located in Wyomissing, Pennsylvania and was leased to Cott Corporation, had been reclassified to discontinued operations at December 31, 2009, in connection with the Company’s expected disposal of the asset.  The impact of the expected sale, as well as a lease termination with the tenant in a separate transaction, was recognized at the time of the reclassification.  The Company recognized a loss on the lease termination and sale of $1,223, which was included in “Loss on investments” on the Company’s Consolidated Statement of Operations during the quarter and year ended December 31, 2009.

Nine Months Ended September 30, 2009

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

As of March 31, 2009, the Company recorded a loss of $2,853 in connection with the expected sale of the OSHA technological laboratory facility in Sandy, Utah leased to the United States Government.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations during the quarter ended March 31, 2009, and the property was subsequently sold during April 2009.  In accordance with FASB ASC 205-20-45-1, operating results from this property are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

Also as of March 31, 2009, the Company recorded a loss of $4,397 in connection with the expected sale of a majority participation interest in a long-term mortgage loan on a property in Framingham, Massachusetts backed by a Lowe’s Companies Inc. lease.  The loss was included in “Loss on investments” in the Company’s Consolidated Statement of Operations during the quarter ended March 31, 2009, and the loan was subsequently sold during April 2009.

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

The carrying amounts and estimated fair values of the Company’s other financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	9/30/2010	12/31/2009	9/30/2010	12/31/2009	9/30/2010	12/31/2009
Assets:
Loans held for investment	$213,374	$221,656	$216,968	$225,242	$236,180	$219,185
Commercial mortgage-backed securities	151,938	153,056	189,649	191,876	117,708	113,306
Structuring fees receivable	474	1,094	N/A	N/A	474	1,094
Liabilities:
Mortgages on real estate investments	$933,170	$943,811	$929,761	$939,616	$1,001,384	$902,408
Collateralized debt obligations	256,504	263,310	256,665	263,500	229,172	150,114
Credit facility	93,092	126,262	93,092	126,262	93,092	126,262
Secured term loan	104,783	114,070	104,783	114,070	96,103	98,641
Convertible senior notes	33,785	49,452	35,009	52,444	35,971	46,956
Other long-term debt	30,930	30,930	30,930	30,930	27,989	21,925

The fair values indicated above are indicative of the interest rate and credit spread environment as of September 30, 2010 and December 31, 2009, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

September 30, 2010 (unaudited)

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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability.  Classification is based on the lowest level of inputs that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.  As of September 30, 2010, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability.  Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.  As of September 30, 2010, the Company has not classified any of its securities available for sale as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions.  As of September 30, 2010, the Company has classified all of its securities available for sale as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  The primary inputs evaluated by management are broker quotations (observable), index pricing (observable), market yields and credit spreads on securities with similar credit ratings and duration (observable), collateral values (observable), and liquidity of the security (unobservable).  These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions.  Broker quotes generally reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive and dislocated markets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

The table below presents the fair value of the Company’s securities available for sale as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30,2010
Assets
Securities available for sale	$–	$–	$13,166	$13,166

The following table summarizes the change in the fair value for Level 3 items for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three months ended September 30,		Nine months ended September 30,
Securities available for sale	2010	2009	2010	2009
Beginning balance	$13,049	$10,815	$13,044	$13,483
Gains (losses) included in net income (loss)	–	–	–	(133)
Gains (losses) included in other comprehensive income	311	1,613	639	(492)
Amortization included in interest income	(34)	(52)	(116)	(176)
Settlements or repayments	(160)	(203)	(401)	(509)
Ending balance	$13,166	$12,173	$13,166	$12,173

8.   Other Assets

Other assets as of September 30, 2010 and December 31, 2009, consisted of the following:

	Sep 30, 2010	Dec 31, 2009
	Unaudited
Receivables and accrued interest	$7,234	$11,304
Prepaid expenses and deposits	2,978	1,267
Reserve accounts	19,246	14,868
Funds with CDO trustee pending distribution	4,915	4,697
Restricted cash	322	276
Amounts held by servicer	355	261
Accrued rental income	34,256	35,317
Debt issuance costs, net	6,448	7,653
Deferred leasing costs, net	1,625	718
Investment in statutory trust	930	930
Other	795	988
Total	$79,104	$78,279

9.   Debt Obligations

Credit Agreement

The Company has financed certain of its portfolio assets pursuant to a credit agreement it entered into with Wells Fargo Bank, N.A. (as successor to Wachovia Bank, N.A.) in April 2008.  The Company and Wells Fargo entered into an amendment and restatement of the credit agreement in July 2010, which, among other things:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

•	established a maximum revolving credit commitment of $140,000;

•	extended the maturity date of the credit agreement to July 16, 2013, from April 28, 2011; and

•	set the Company’s interest rate on its borrowings at one-month LIBOR plus 275 basis points (an increase from one-month LIBOR plus 250 basis points at June 30, 2010).

Also in connection with the July 2010 amendment and restatement, the Company made a $13,419 principal payment to the lender and agreed to repay another $10,000 of principal in four equal quarterly installments beginning on October 1, 2010, the first installment of which was made in September 2010.  The Company’s outstanding borrowings under the agreement were $93,092 as of September 30, 2010.

The agreement is a floating rate LIBOR based facility.  As of September 30, 2010, the Company’s effective financing rate on the credit agreement was 3.4%.

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

Amounts related to the Company’s credit agreement as of September 30, 2010 and December 31, 2009, were as follows:

	At September 30, 2010		At December 31, 2009
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement	(unaudited)	(unaudited)
Loans held for investment	$6,497	$11,231	$6,757	$11,481
Intercompany mortgage loans and investments in CapLease CDO	83,222	105,106	115,857	141,332
Commercial mortgage-backed securities	3,373	9,692	3,648	11,485
Owned property	–	27,142	–	28,131
Total	$93,092	$153,171	$126,262	$192,429

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

The following interest rates apply with respect to the Company’s credit agreement borrowings for the three and nine months ended September 30, 2010 and September 30, 2009:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	unaudited	unaudited	unaudited	unaudited
Weighted average effective financing rate	3.63%	3.72%	3.68%	3.71%
One-Month LIBOR rate	0.32%	0.29%	0.28%	0.39%

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt.  The Company’s mortgage notes payable are summarized in the following table:

	Sep 30, 2010		Dec 31, 2009			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity
	(unaudited)	(unaudited)
Abbott Laboratories, Waukegan, IL	$14,764	$14,764	$14,920	$14,920	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,788	19,788	19,981	19,981	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	21,067	21,067	21,273	21,273	5.68%	5.8%	Jan 2016
AmeriCredit Corp., Arlington, TX	27,317	27,055	27,682	27,395	5.28%	5.5%	Sep 2017
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Aon Corporation, Glenview, IL	61,244	61,244	62,313	62,313	5.23%	5.8%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Schweppes Plc, Whippany, NJ	33,403	33,403	33,881	33,881	5.26%	5.3%	Mar 2015
Capital One Financial Corporation, Plano, TX	19,966	19,966	20,277	20,277	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	28,310	28,310	29,094	29,094	5.30%	5.3%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.7%	Jan 2016
ITT Industries, Inc., Herndon, VA	40,530	40,530	40,902	40,902	5.33%	5.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	14,093	14,093	14,246	14,246	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	42,037	42,037	42,125	42,125	5.10%	5.4%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,860	12,860	13,080	13,080	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,867	15,867	16,009	16,009	5.84%	5.9%	May 2016
T-Mobile USA, Inc., Nashville, TN	10,784	10,784	10,885	10,885	5.59%	5.7%	Dec 2016
The Travelers Corporation, Hartford, CT	6,397	6,522	10,298	10,674	9.80%	5.5%	Sep 2011
The Travelers Corporation, Hartford, CT	16,795	17,323	15,499	16,360	10.76%	7.7%	Oct 2011
Tiffany & Co., Parsippany, NJ	58,400	58,400	58,400	58,400	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	69,719	69,719	70,209	70,209	5.57%	5.6%	Mar 2016
United States Government (DEA), Birmingham, AL	11,126	11,126	11,242	11,242	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,678	22,368	19,676	22,535	7.57%	5.4%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,575	18,575	18,747	18,747	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	59,836	59,836	60,929	60,929	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,316	5,316	5,372	5,372	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	4,862	5,000	5,308	5,477	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,350	1,413	1,478	1,554	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,683	2,810	2,796	2,937	7.20%	6.2%	Jul 2018
Total	$929,761	$933,170	$939,616	$943,811

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties.  See Note 3 regarding the separate and distinct nature of the Company’s SPEs.  The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,433,013 at September 30, 2010 and $1,431,947 at December 31, 2009.

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO.  The CDO is an entirely fixed rate on-balance sheet financing.  The Company aggregated approximately $300,000 face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and initially issued $285,000 face amount of multi-class notes and $15,000 face amount of preferred equity through the securitization vehicle.  The assets serve as collateral for the Company’s obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters.  The net amount of the debt the Company issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 face amount of preferred equity.

The CDO notes have a stated maturity in January 2040, although the actual life of the notes could be substantially shorter.  The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.6%.  The CDO debt is non-recourse to the Company but is secured by the collateral assets.  The Company reduced the debt outstanding under the CDO by repurchasing $5,000 of the Class A CDO notes during the year ended December 31, 2009.  The following table summarizes the type and carry value of the assets posted as CDO collateral as of September 30, 2010.

Carry Value
Loans held for investment	$165,004
Intercompany mortgage loans on CapLease properties	33,954
Commercial mortgage-backed securities	82,553
Total	$281,511

Secured Term Loan

During December 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V.  Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan.  The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018.  The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs).  The loan is non-recourse to the Company, subject to limited non-recourse exceptions.  The following table summarizes the type and carry value of the assets pledged as collateral for the Company’s obligations under the loan as of September 30, 2010.

Carry Value
Loans held for investment	$36,535
Intercompany mortgage loans on CapLease properties	42,849
Commercial mortgage-backed securities	56,219
Total	$135,603

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

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

Since original issuance, CapLease has repurchased an aggregate of $39,991 principal amount of the notes and, therefore, as of September 30, 2010, the Company had outstanding $35,009 principal amount of convertible senior notes outstanding.

As of January 1, 2009, the Company adopted new accounting guidance (codified primarily at FASB ASC 470) that retrospectively changed the accounting for the convertible senior notes.  The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue.  The initial bifurcation between the liability and equity components of the convertible senior notes at January 1, 2009, was $67,761 and $7,239, respectively.  The equity component carry value remained at $7,239 at December 31, 2009, and was reduced to $6,189 at September 30, 2010, with the decline caused primarily by the Company’s repurchase of convertible senior notes at par as part of the note tender offer the Company closed during the quarter ended June 30, 2010.

Convertible senior notes included the following amounts at September 30, 2010 and December 31, 2009:

	Sep 30, 2010	Dec 31, 2009
	(Unaudited)
Convertible notes - principal	$35,009	$52,444
Unamortized debt discount	(1,224)	(2,992)
Convertible senior notes - net	$33,785	$49,452

The remaining debt discount will be amortized over the next 25 months, ending in October 2012.

During the quarter ended September 30, 2010, the Company repurchased $1,435 of principal of the convertible senior notes at a price of par, or $1,000 for each $1,000 in principal amount of notes repurchased.  In connection with the repurchase, the Company recorded a net loss on extinguishment of debt in the quarter ended September 30, 2010 of $14, after write-offs of associated transaction costs.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased.  The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.1%.  The Company’s effective interest rate on the liability component of the instrument as measured under the new accounting guidance was 10.2% and 12.7%, respectively, at September 30, 2010 and December 31, 2009.  The Company recorded interest expense relating to the convertible senior notes under the new accounting guidance of $854 and $1,284, respectively, for the quarters ended September 30, 2010 and September 30, 2009, and $3,216 and $4,293, respectively, for the nine months ended September 30, 2010 and September 30, 2009.

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

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of September 30, 2010, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
3 Months Ending December 31, 2010	$10,631	$–	$10,631
2011	51,405	18,861	70,266
2012	47,976	152,009	199,985
2013	56,186	126,606	182,792
2014	45,769	53,479	99,248
Thereafter	64,023	825,319	889,342
	$275,990	$1,176,274	$1,452,264

10. Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of September 30, 2010 and December 31, 2009 consisted of the following:

	Sep 30, 2010	Dec 31, 2009
	Unaudited
Accounts payable and other liabilities	$3,269	$1,039
Accrued interest	8,062	7,623
Accrued expenses	4,763	5,487
Deferred rental income	311	–
Unearned rental income	3,088	4,551
Total	$19,493	$18,700

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

11. Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt.  During the first nine months of 2010 and all of 2009, the Company had no open interest rate swap positions.

As of September 30, 2010, the Company had $4,296 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances.  Within the next twelve months, the Company estimates that $569 of these losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At September 30, 2010, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2010, CapLease had issued and outstanding 57,184,965 shares of common stock, and 3,200,600 shares of 8.125% Series A cumulative redeemable preferred stock.

On March 30, 2010, CapLease issued 3,144,654 shares of its common stock to an institutional investor for a price of $4.77 per share, or net proceeds of $14,984 (after deducting offering expenses).

On March 31, 2010, CapLease issued 1,800,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price of $23.06 per share, resulting in an effective annual yield of 9.00%.  The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and offering expenses) of approximately $40,109, including $884 of accrued dividends.

During the nine months ended September 30, 2010, CapLease issued an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Brinson Patrick Securities Corporation, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, for aggregate net proceeds of $8,485.  During the nine months ended September 30, 2009, CapLease issued an aggregate of 2,239,100 shares of common stock through its “at the market offering” program at an average price of $3.30 per share, for aggregate net proceeds of $7,397.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

During the nine months ended September 30, 2010, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan.   During the nine months ended September 30, 2009, CapLease issued 807,661 shares of common stock through its dividend reinvestment and stock purchase plan at a price of $3.60 per share.

During the nine months ended September 30, 2010, CapLease issued 479,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  During the nine months ended September 30, 2009, CapLease issued 1,107,600 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of September 30, 2010, the Company had awarded 3,369,955 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

CapLease continues to deploy the approximately $63,577 of net proceeds from the share issuances completed in 2010 for a variety of general corporate purposes, such as reducing recourse indebtedness and adding new portfolio investments.  Through September 30, 2010, CapLease has utilized $46,905 of the offering proceeds to reduce recourse indebtedness.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
3/31/2009	3/31/2009	4/15/2009	$0.05	$2,396
6/30/2009	6/30/2009	7/15/2009	0.05	2,433
9/30/2009	9/30/2009	10/15/2009	0.05	2,577
12/31/2009	12/31/2009	1/15/2010	0.06	3,103
3/31/2010	3/31/2010	4/15/2010	0.06	3,431
6/30/2010	6/30/2010	7/15/2010	0.06	3,431
9/30/2010	9/30/2010	10/15/2010	0.06	3,431

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2008	12/31/2008	1/15/2009	$0.5078125	$711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711
6/30/2009	6/30/2009	7/15/2009	0.5078125	711
9/30/2009	9/30/2009	10/15/2009	0.5078125	711
12/31/2009	12/31/2009	1/15/2010	0.5078125	711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625
6/30/2010	6/30/2010	7/15/2010	0.5078125	1,625
9/30/2010	9/30/2010	10/15/2010	0.5078125	1,625

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

14. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of September 30, 2010, the Company had awarded 3,369,955 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2009 through the nine months ended September 30, 2010, is presented below:

	Number of Shares
Stock Awards at January 1, 2009	1,791,195
Granted During the Year Ended December 31, 2009	1,107,600	(1)
Forfeited During the Year Ended December 31, 2009	(8,340)
Stock Awards at January 1, 2010	2,890,455
Granted During the Period Ended September 30, 2010	479,500	(2)
Stock Awards at September 30, 2010	3,369,955

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

A summary of the status of unvested shares from January 1, 2009 through the nine months ended September 30, 2010, is presented below:

	Shares Awarded Under Plan	Shares Priced Under FASB ASC 718-10-30	Weighted Average Fair Value
Nonvested at January 1, 2009	930,232	606,800	$9.66
Current period awards	1,107,600	688,741	2.23
Prior period awards	N/A	119,140	1.88
Vested	(228,476)	(228,476)	6.77
Forfeited	(8,340)	(8,340)	4.31
Nonvested at January 1, 2010	1,801,016	1,177,865	4.17
Current period awards	479,500	286,600	4.84
Prior period awards	N/A	198,966	4.84
Vested	(541,149)	(541,149)	3.84
Nonvested at September 30, 2010	1,739,367	1,122,282	4.62

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

As of September 30, 2010, $3,815 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015).  As of September 30, 2010, the grant date fair value for awards of 31,350 restricted shares made in 2007, 78,690 restricted shares made in 2008, 314,145 restricted shares made in 2009 and 192,900 restricted shares made in 2010, has not yet been determined because the grant date (as defined under at FASB ASC 718-10-20) has not yet occurred.

15. Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners.  For the Company’s purposes, comprehensive income (loss) represents net income (loss), as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale and amortization of unrealized losses on securities previously classified as available for sale, and amortization of realized losses on derivatives reclassified into interest expense.

The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2010 and September 30, 2009 is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net loss	$(1,153)	$(3,373)	$(4,327)	$(639)
Increase in fair value on securities available for sale	314	3,714	640	1,411
Amortization of unrealized loss on securities previously classified as available for sale	187	197	516	419
Reclassification of derivative items into earnings	145	165	447	596
Comprehensive (loss) income	$(507)	$703	$(2,724)	$1,787

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

	Sep 30, 2010	Dec 31, 2009

Net unrealized losses on securities available for sale	$(9,077)	$(9,717)
Net unrealized losses on securities previously classified as available for sale	(9,356)	(9,872)
Net realized losses on derivatives	(4,296)	(4,743)
Accumulated other comprehensive loss	$(22,729)	$(24,332)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

16. Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party.  All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the third party.  During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption.  The units of limited partnership do not have a liquidation preference.  During September 2008, the non-controlling interest holder redeemed 107,131 units for the same number of shares of CapLease common stock.  As of September 30, 2010, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

17. Rental Income

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2026.  The minimum rental amounts due under the leases are generally subject to scheduled fixed increases.  The leases generally also require that the tenants pay directly or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2010 are as follows:

3 Months Ending December 31, 2010	$25,547
2011	123,773
2012	122,481
2013	94,415
2014	91,378
Thereafter	429,864
$887,458

18. Segment Reporting

FASB ASC 280 establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders.  FASB ASC 280-10-50 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance.  The Company conducts its business through two segments:  operating real estate (including its investments in owned properties) and debt investments (including its loan investments as well as its investments in securities).  For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations by segment for the three months ended September 30, 2010 and September 30, 2009, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009
Total revenues	$203	$136	$34,411	$37,330	$6,752	$7,495
Total expenses	4,613	5,061	33,460	33,004	4,440	10,777
(Loss) gain on extinguishment of debt	(14)	415	–	–	–	–
Income (loss) from continuing operations	(4,424)	(4,510)	951	4,326	2,312	(3,282)
Total assets	73,139	56,767	1,435,566	1,504,813	367,000	379,006

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2010 (unaudited)

Selected results of operations by segment for the nine months ended September 30, 2010 and September 30, 2009, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009
Total revenues	$690	$313	$103,627	$110,861	$20,361	$23,362
Total expenses	14,894	15,603	100,265	103,931	13,613	25,914
(Loss) gain on extinguishment of debt	(293)	9,829	–	–	–	–
Income (loss) from continuing operations	(14,497)	(5,461)	3,362	6,930	6,748	(2,552)
Total assets	73,139	56,767	1,435,566	1,504,813	367,000	379,006

19. Subsequent Events

During November 2010, the Company entered into a purchase and sale agreement to acquire a warehouse/distribution facility for a purchase price of approximately $30,000. The closing of the purchase of the property is scheduled for December 2010 and is subject to satisfactory completion of the Company’s due diligence and various customary closing conditions.

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

We have two complementary business lines:  owning single tenant properties and making first mortgage loans and other debt investments on single tenant properties.  As a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant.  As of September 30, 2010, we had an approximately $2.0 billion investment portfolio, including $1.6 billion of owned properties and $0.4 billion of loans and other debt investments.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities).  In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio.  We are also intensely focused on growing revenues by re-letting vacant space within our portfolio.  As of September 30, 2010, the occupancy rate in our owned property portfolio was 95.3% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and our two office buildings in Omaha, Nebraska.  We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

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

The average remaining lease term on our owned properties is approximately 7 years, although we have some leases that are scheduled to mature over the next few years.  We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or the terms of re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 72% as of September 30, 2010.  Our leverage ratios by segment as of September 30, 2010 were approximately 67% for the owned properties segment and 84% for the debt investments segment.  See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

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

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We also had $157.8  million of recourse debt obligations outstanding as of September 30, 2010, including $93.1 million outstanding under our credit agreement with Wells Fargo Bank which is scheduled to mature in July 2013.

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

Business Environment

While credit market conditions have improved dramatically from the historic levels of dislocation and stress that began in the summer of 2007, economic conditions remain weak and have triggered a deterioration of commercial real estate fundamentals, such as higher vacancy rates, lower rents, higher landlord concessions and declines in the value of commercial real estate.  Our business continues to be impacted in a variety of ways by these factors, including by:

•
impacting our pace of investment activity.  Our ability to add assets continues to be hindered by market conditions.  Overall transaction volumes, while improving, remain depressed and interest rates remain at historic lows, resulting in downward pressure on capitalization rates on new investment opportunities.  We cannot provide any assurance as to when and at what yields and other terms we will be able to add additional new assets to our portfolio.

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

We do not know when market conditions will normalize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market weakness and/or uncertainty persists or intensifies, the trends discussed above may continue and we may be impacted in a variety of additional ways.  For example, we may experience challenges in refinancing debt as it matures or raising additional capital, margin calls on our Wells Fargo Bank credit agreement and impairment charges on our assets.  If weak economic conditions continue and capital for commercial real estate remains muted, certain collateral within our CDO may default, which could cause the CDO to fail to satisfy certain cash flow coverage tests, which would result in a redirection of the cash distributions payable to us from the CDO until the tests are back into compliance.

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

Current economic weakness may cause market rental rates to decline.  These declines could adversely impact us in a number of ways, including by causing us to record losses on our assets, reducing the proceeds we receive upon sale or refinance of our assets or adversely impacting our ability to re-let, sell or refinance our owned properties.  Continued weakness and/or uncertainty in economic conditions also make it more likely that our tenants do not extend their leases at maturity, as the tenants look to reduce their costs through a variety of means such as lower fixed rent costs and by consolidating operations.

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

Investment and Financing Activities

Except for the joint venture investment described below, during the three months ended September 30, 2010, we did not make any new portfolio investments.  We did not make any new portfolio investments during the three months ended September 30, 2009.  Except for the amendment to our credit facility during the 2010 period, we did not complete any new or modify any existing asset financings during the three months ended September 30, 2010, and September 30, 2009.

During the three months ended September 30, 2010, we entered into and commenced funding a joint venture that is developing and constructing a warehouse/distribution building for Michelin North America, Inc. in Louisville, Kentucky, with a construction budget of $8.4 million.  Pursuant to the joint venture agreement, we will fund all of the construction costs associated with the project.  The project is scheduled to be completed in the first quarter of 2011.  The lease with Michelin North America, Inc. is for a ten year term commencing upon completion of the project.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended September 30, 2010 and September 30, 2009, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009
Total revenues	$203	$136	$34,411	$37,330	$6,752	$7,495
Total expenses	4,613	5,061	33,460	33,004	4,440	10,777
(Loss) gain on extinguishment of debt	(14)	415	–	–	–	–
Income (loss) from continuing operations	(4,424)	(4,510)	951	4,326	2,312	(3,282)
Total assets	73,139	56,767	1,435,566	1,504,813	367,000	379,006

Selected results of operations by segment for the nine months ended September 30, 2010 and September 30, 2009, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009
Total revenues	$690	$313	$103,627	$110,861	$20,361	$23,362
Total expenses	14,894	15,603	100,265	103,931	13,613	25,914
(Loss) gain on extinguishment of debt	(293)	9,829	–	–	–	–
Income (loss) from continuing operations	(14,497)	(5,461)	3,362	6,930	6,748	(2,551)
Total assets	73,139	56,767	1,435,566	1,504,813	367,000	379,006

Comparison of the Quarter Ended September 30, 2010 to the Quarter Ended September 30, 2009

The following discussion compares our operating results for the quarter ended September 30, 2010 to the comparable period in 2009.

Revenue.

Total revenue decreased $3.6 million, or 8%, to $41.4 million.  The decrease was attributable to decreases in rental revenue and interest income.

Rental revenue and property expense recoveries, in the aggregate, decreased $2.9 million, or 8%, to $34.3 million, primarily reflecting the vacancy of our property in Johnston, Rhode Island during the fourth quarter of 2009.

Interest income decreased $0.7 million, or 10%, to $6.9 million, primarily as a result of lower loan balances and lower interest rates on cash balances.

Expenses.

Total expenses decreased $6.3 million, or 13%, to $42.5 million.  The decrease in expenses was primarily attributable to the investment losses in the 2009 period, and lower interest expense and depreciation expense in the 2010 period, offset in part by higher property expenses in the 2010 period.

Interest expense decreased $1.4 million, or 6%, to $21.0 million, from $22.4 million.  The decrease in the 2010 period resulted primarily from $0.5 million of lower interest expense on floating rate borrowings (resulting from lower borrowings in the 2010 period), $0.4 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.2 million of lower interest expense on property mortgages and $0.2 million of lower interest expense on the secured term loan.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $98 million at 3.63% during the 2010 period (average one-month LIBOR of 0.32%), compared with approximately $148 million at 3.72% during the 2009 period (average one-month LIBOR of 0.29%).

Property expenses increased $1.5 million, or 31%, to $6.2 million, primarily reflecting carrying costs associated with the Johnston, Rhode Island property and expenses on the Omaha, Nebraska properties where the leases were converted to gross from net as part of the lease termination transaction we completed at December 31, 2009.  The net amount of property expenses we incurred (net of expense recoveries) was $3.2 million in 2010, compared to $2.0 million in the 2009 period.

We had no losses on investments during the 2010 period, compared to losses on investments of $5.9 million in the 2009 period.  The amount in the 2009 period reflects losses on two assets we sold in the third quarter which are discussed in greater detail at Note 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense decreased $0.1 million, or 5%, to $2.5 million, primarily reflecting higher legal expenses in the 2009 period related to litigation involving certain of our properties.

General and administrative expense-stock based compensation increased 20%, to $0.7 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.  As of September 30, 2010, $3.8 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015).  As of September 30, 2010, the grant date fair value for awards of 31,350 restricted shares made in 2007, 78,690 restricted shares made in 2008, 314,145 restricted shares made in 2009 and 192,900 restricted shares made in 2010, has not yet been determined because the grant date (as defined under FASB ASC 718-10-20) has not yet occurred.

Depreciation and amortization expense on real property decreased $0.5 million, or 4%, from $12.6 million to $12.1 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled lease maturity in July 2009.

Gain/loss on extinguishment of debt.

We had $0.4 million of non-cash gain on extinguishment of debt in the 2009 period, compared to a de minimis loss in the 2010 period.  All of these amounts related to repurchases of our convertible senior notes.  See Note 9 of the consolidated financial statements included in this Form 10-Q.

Net loss.

Net loss decreased to $(1.2) million, from $(3.4) million, primarily as a result of lower expenses in the 2010 period, offset in part by lower revenue in the 2010 period.  Net loss allocable to common stockholders was $(2.8) million in the third quarter of 2010, reflecting dividends to preferred stockholders of $1.6 million.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The following discussion compares our operating results for the nine months ended September 30, 2010 to the comparable period in 2009.

Revenue.

Total revenue decreased $9.9 million, or 7%, to $124.7 million.  The decrease was attributable to decreases in rental revenue and interest income.

Rental revenue and property expense recoveries, in the aggregate, decreased $7.3 million, or 7%, to $103.1 million, primarily reflecting the vacancy of our property in Johnston, Rhode Island during the fourth quarter of 2009.

Interest income decreased $2.7 million, or 11%, to $20.9 million, primarily as a result of lower loan balances and lower interest rates on cash balances.

Expenses.

Total expenses decreased $16.7 million, or 11%, to $128.8 million.  The decrease in expenses was primarily attributable to the investment losses in the 2009 period, and lower interest expense and depreciation expense in the 2010 period, offset in part by higher property expenses in the 2010 period.

Interest expense decreased $4.1 million, or 6%, to $64.0 million, from $68.1 million.  The decrease in the 2010 period resulted primarily from $1.7 million of lower interest expense on floating rate borrowings (resulting from lower borrowings in the 2010 period), $1.1 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.6 million of lower interest expense on property mortgages, $0.5 million of lower interest expense on the secured term loan and $0.3 million of lower interest expense on the collateralized debt obligations.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $111 million at 3.68% during the 2010 period (average one-month LIBOR of 0.28%), compared with approximately $167 million at 3.71% during the 2009 period (average one-month LIBOR of 0.39%).

Property expenses increased $3.6 million, or 24%, to $18.5 million, primarily reflecting carrying costs associated with the Johnston, Rhode Island property and expenses on the Omaha, Nebraska properties where the leases were converted to gross from net as part of the lease termination transaction we completed at December 31, 2009.  The net amount of property expenses we incurred (net of expense recoveries) was $9.7 million in the 2010 period, compared to $6.4 million in the 2009 period.

We had no losses on investments during the 2010 period, compared to losses on investments of $13.7 million in the 2009 period.  The losses in the 2009 period include $13.2 million of losses on four assets that were sold during the year.  The 2009 losses are discussed in greater detail at Note 6 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense increased $0.1 million, or 2%, to $7.9 million, as lower legal expenses in the second and third quarter of 2010 were offset by higher legal expenses in the first quarter.

General and administrative expense-stock based compensation increased $0.3 million, or 20%, to $1.9 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.

Depreciation and amortization expense on real property decreased $2.9 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled leased maturity in July 2009.

Gain/loss on extinguishment of debt.

We had $9.8 million of non-cash gain on extinguishment of debt in the 2009 period, compared to a loss of $0.3 million in the 2010 period.  All of these amounts related to repurchases of our convertible senior notes.  See Note 9 of the consolidated financial statements included in this Form 10-Q.

Net loss.

Net loss increased to $(4.3) million, from $(0.6) million, primarily as a result of the gain on debt extinguishment in the 2009 period and lower revenue in the 2010 period, offset in part by lower expenses in the 2010 period, including loss on investments.  Net loss allocable to common stockholders was $(8.3) million in the 2010 period, reflecting dividends to preferred stockholders of $4.0 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and nine months ended September 30, 2010 and September 30, 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2010	2009	2010	2009
Net loss allocable to common stockholders	$(2,778)	$(4,084)	$(8,319)	$(2,772)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(8)	(13)	(23)	(9)
Depreciation and amortization expense on real property	12,121	12,596	36,253	39,178
Depreciation and amortization expense on discontinued operations	–	33	–	249
Funds from operations	$9,335	$8,532	$27,911	$36,646

Weighted average number of common shares outstanding, basic and diluted	57,185	50,179	55,822	48,539
Weighted average number of OP units outstanding	156	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	57,341	50,335	55,978	48,695

Net loss per common share, basic and diluted	$(0.05)	$(0.08)	$(0.15)	$(0.06)
Funds from operations per share	$0.16	$0.17	$0.50	$0.75

Liquidity and Capital Resources

Short-Term Liquidity.

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months.  Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital.  We may also use revolving loan borrowings under our credit agreement with Wells Fargo Bank to finance, likely on a short-term basis, a portion of our new investment activity.   As of September 30, 2010, we had $57.8 million in available cash and cash equivalents.  As of November 5, 2010, we had $51.5 million in available cash and cash equivalents.  We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.06 per share of common stock in each of the quarters ended September 30, 2010, June 30, 2010 and March 31, 2010.  We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the quarters ended September 30, 2010, June 30, 2010 and March 31, 2010.  Our dividend policy is subject to revision at the discretion of our board of directors.  All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

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

We have two recourse debt obligations that are scheduled to mature over the next few years.  Our convertible senior notes can be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October 2012 and our credit agreement with Wells Fargo Bank is scheduled to mature in July 2013.  The convertible senior notes are unsecured obligations and the credit agreement with Wells Fargo Bank is a secured borrowing agreement.  With respect to the convertible notes, we repurchased another $1.4 million of notes during the third quarter and have reduced the principal amount of notes outstanding to $35.0 million as of September 30, 2010.  We may continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at or prior to maturity.  With respect to the Wells Fargo Bank agreement, we entered into an amendment and restatement of the agreement in July 2010, which, among other things, extended the maturity date until July 2013.

While we believe we will be successful in either refinancing or repaying these obligations at or prior to maturity, we cannot provide any assurance we will be able to do so.  If we are unsuccessful in refinancing these obligations, we may not have sufficient liquidity to repay the debt in full at maturity.  Our failure to do so is a default under the debt and could materially adversely affect our financial condition and operating results in a variety of ways.  For example, if we default under the Wells Fargo Bank agreement, the bank could foreclose on the related collateral causing us to lose some of our assets.  Wells Fargo Bank and the convertible note holders also would have general recourse against our company if we default in our obligations to them.  In addition, each of these obligations is cross-defaulted with the other, meaning that a default under one obligation could result in the other lender accelerating the maturity of our obligations to them.

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

As an owner of commercial real estate, we will be required to make capital expenditures to maintain and upgrade our properties.  We expect the vast majority of these expenditures will be made as the leases mature and we renew existing leases or find new tenants to occupy the property.  Any estimates we make of expected capital expenditures are highly subjective and actual amounts we spend may differ materially and will be impacted by a variety of factors, including market conditions which are beyond our control.  We may be required to incur additional debt, sell assets and/or raise capital to generate the liquidity needed to pay for capital expenditures on our properties.  Our ability to satisfy our long-term liquidity requirements could be materially adversely affected by capital expenditures we make on our owned properties.

Sources of Equity Capital.

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

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan.  The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion).  Shares purchased through the plan may be either (i) newly issued by us or (ii) purchased by the plan administrator in the open market, at our discretion.  During the nine months ended September 30, 2010, we did not issue any shares of common stock through the plan.  During the year ended December 31, 2009, we issued 807,661 shares of common stock through the plan at an average price of $3.60 per share.  As of September 30, 2010, we have reserved an aggregate of 6,857,843 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

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

During the nine months ended September 30, 2010, we sold an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through the “at the market offering” program with Brinson Patrick, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, and raised aggregate net proceeds of $8.5 million.  We ceased selling shares of common stock and Series A preferred stock through the program during March 2010 in connection with the common stock and Series A preferred stock offerings discussed below, although we may resume selling shares through the program in our sole discretion at any time in the future.

As of September 30, 2010, we have an effective shelf registration statement under which we can offer an aggregate of $416.4 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time, including an aggregate of 2,977,000 shares of common stock and 999,400 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement.  We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy.  Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.  In addition to the stock issuances through our “at the market offering” program discussed above, we executed the following transactions off of our shelf registration statement during the nine months ended September 30, 2010.

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

We continue to deploy the approximately $63.6 million of net proceeds from the share issuances we completed in 2010 for a variety of general corporate purposes, such as reducing recourse indebtedness and adding new portfolio investments.  Through September 30, 2010, we have utilized $46.9 million of the offering proceeds to reduce recourse indebtedness.

Leverage.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns.  Leverage also exposes us to a variety of risks which are discussed in more detail in our most recent Annual Report on Form 10-K under the heading “Risk Factors.”  In reviewing and analyzing our debt, we look at a variety of financial metrics such as our leverage ratios, weighted average and individual interest rates on the debt, weighted average and individual maturity dates and scheduled principal amortization and balloon balances due at maturity.  We also evaluate a variety of subjective factors such as present and expected future market conditions.

Leverage ratios are a widely used financial measure by the real estate investment community, especially for REITs.  We measure our leverage ratios by dividing total debt by total assets, as adjusted.  We measure total assets, as adjusted, at historical cost before depreciation and amortization on owned properties.  Therefore, our leverage ratios do not account for any fluctuations in value, up or down, that may have occurred since we acquired our owned properties.  Other companies including other REITs may compute leverage ratios in a different manner and, therefore, our leverage ratios may not be comparable to similarly titled measures reported by other companies.

The following table sets forth the computation of our overall portfolio leverage ratio as of September 30, 2010, and December 31, 2009 (dollars in thousands).

	Sep 30, 2010	Dec 31, 2009
Debt
Mortgages on real estate investments	$933,170	$943,811
Collateralized debt obligations	256,504	263,310
Credit facility	93,092	126,262
Secured term loan	104,783	114,070
Convertible senior notes	33,785	49,452
Other long-term debt	30,930	30,930
Total Debt	$1,452,264	$1,527,835

Assets
Total assets	$1,875,705	$1,904,415
Accumulated depreciation and amortization on owned properties	227,505	190,166
Intangible liabilities on real estate investments	(37,952)	(39,591)
Prepaid expenses and deposits	(2,978)	(1,267)
Accrued rental income	(34,256)	(35,317)
Deferred rental income	311	–
Debt issuance costs, net	(6,448)	(7,653)
Other	(795)	(988)
Total Assets, as adjusted	$2,021,092	$2,009,765

Leverage (Total Debt/Total Assets, as adjusted)	72%	76%

The following table sets forth the computation of our leverage ratios by segment as of September 30, 2010 (dollars in thousands).

(in thousands)	Mortgage Debt	CDO Debt	Secured Term Loan Debt	Credit Facility Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$933,170	$30,938	$31,928	$83,222	$1,079,258	$1,610,889	67%
Debt Investments	–	225,566	72,855	9,870	308,291	365,813	84%

(1) Represents our carry value for financial reporting purposes before depreciation and amortization on owned properties. The carry value of our debt investments has been adjusted to exclude a $500 general loss reserve.

We expect our leverage level to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis.  Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed.  Through September 30, 2010, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse mortgage financings (on most of our owned real properties) and two non-recourse term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005).  As of September 30, 2010, we have financed on a long-term basis an aggregate of approximately $1.78 billion of portfolio assets with third party mortgage debt of $933.2 million and term financings of $361.3 million.

Long-Term Mortgage Financings.

We have financed most of our owned properties through traditional mortgage financings provided through the commercial mortgage-backed securitization market.  We also have utilized the term financings described below to add incremental leverage on many of our owned properties.

During the quarter ended September 30, 2010, we did not obtain any new mortgage financings.

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

We also completed an entirely fixed rate CDO financing in March 2005.  We aggregated approximately $300 million face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million face amount of preferred equity through the securitization vehicle.  The assets serve as collateral for our obligations under the notes.  The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto.  The net amount of the debt we initially issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million face amount of preferred equity.

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

Also in connection with the July 2010 amendment and restatement, we made a $13.4 million principal payment to the lender and agreed to repay another $10 million of principal in four equal quarterly installments beginning on October 1, 2010, the first installment of which was made in September 2010.  Our outstanding borrowings under the agreement were $93.1 million as of September 30, 2010.

The agreement is a floating rate LIBOR based facility.  Our borrowings under the facility are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island.  Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require us to prepay a portion of our borrowings, provided that Wells Fargo may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations.  As of September 30, 2010, we had $3.4 million borrowed against collateral classified as CMBS securities by Wells Fargo.

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

We had $93.1 million outstanding as of September 30, 2010 under our Wells Fargo credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $11.2 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $105.1 million, CMBS investments with a carry value of $9.7 million and a single owned property with a carry value of $27.1 million.

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

Statement of Cash Flows

Operating activities provided $37.3 million of cash during the nine months ended September 30, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $38.5 million, partially offset by increases in other assets of $2.4 million.  Operating activities provided $49.4 million of cash during the nine months ended September 30, 2009, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $53.7 million, partially offset by increases in other assets of $6.4 million.  We recognize rental income on our owned properties on a straight line basis in accordance with FASB ASC 840-20-25-1.  As of September 30, 2010, this has resulted in the Company accruing $33.9 million, net, of rental income in excess of actual rents due under the various leases.  During the nine months ended September 30, 2010, actual rents due under the leases exceeded rents on a straight-line basis by $1.4 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $9.7 million of cash during the nine months ended September 30, 2010, which primarily resulted from net proceeds from the sale of owned properties of $3.4 million and net principal received on loans of $8.3 million and securities of $2.7 million, partially offset by real estate improvements and construction in progress of $3.6 million and leasing commission costs of $1.1 million.  Investing activities provided $67.9 million of cash during the nine months ended September 30, 2009, which primarily resulted from net proceeds from the sale of loans and securities of $48.7 million, net proceeds from the sale of owned properties of $6.5 million and net principal received on loans of $12.8 million and securities of $2.7 million.

Cash used in financing activities during the nine months ended September 30, 2010 was $27.7 million, which primarily resulted from net repayments of principal on debt of $59.1 million ($33.2 million on the Wells Fargo credit facility, $9.9 million, net, on property mortgages, $9.3 million on the secured term loan with KBC Bank, and $6.8 million on the collateralized debt obligations), $17.4 million used to repurchase our convertible senior notes, and dividends and distributions paid of $14.0 million, partially offset by proceeds from preferred stock issuances of $40.1 million and proceeds from common stock issuances of $23.5 million.  Cash used in financing activities during the nine months ended September 30, 2009 was $84.5 million, which primarily resulted from net repayments of principal on debt of $75.5 million ($60.1 million on the Wells Fargo credit facility, $8.4 million, net, on property mortgages, and $7.0 million on the secured term loan with KBC Bank), $12.5 million used to repurchase our convertible senior notes and collateralized debt obligations, and dividends and distributions paid of $7.0 million, partially offset by proceeds from common stock issuances of $10.3 million.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases and webcasts.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning.  The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf.  Such factors include, but are not limited to:

•	our ability to renew leases as they expire or lease-up vacant space;

•	our ability to close new investment transactions that we have under contract;

•	our ability to make additional investments in a timely manner or on acceptable terms;

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

Interest Rate Exposure

We are exposed to interest rate risk in various aspects of our business.  The most significant ways we can be impacted by interest rates are as follows: increases in the level of interest rates may impact our ability to add new assets, as spreads on assets we are targeting may compress (unless there is a corresponding increase in asset returns). Declines in interest rates could result in increased competition for our asset class.

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases.  Our Wells Fargo credit facility is currently our only floating rate borrowing facility.  Low market interest rates kept our borrowing cost on the Wells Fargo credit facility low during 2009 and through the third quarter of 2010 although we cannot predict the level of market interest rates in the future.  In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced.  We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset.  As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future.  Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing.  As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values.  The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2010, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of September 30, 2010:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$213,374	$216,968	6.7%	Various	$236,180
Commercial mortgage-backed securities (2)	151,938	189,649	7.5%	2012-2028	117,708
Structuring fees receivable	474	N/A	8.6%	2010-2020	474

Liabilities
Mortgage notes payable (4)	$933,170	$929,761	5.6%	2011-2022	$1,001,384
Collateralized debt obligations (4)	256,504	256,665	5.6%	2015	229,172
Credit facility (3)	93,092	93,092	3.4%	2013	93,092
Secured term loan (4)	104,783	104,783	6.0%	2018	96,103
Convertible senior notes (5)	33,785	35,009	10.2%	2012	35,971
Other long-term debt (6)	30,930	30,930	8.3%	2016	27,989

(1)
This portfolio of loans bears interest at fixed rates.  We have estimated the fair value of this portfolio of loans based on sales of loans with similar credit and structural characteristics where available, and management’s estimate of fair values where comparable sales information is not available.  The maturity dates for the loans range from 2011 through 2033.

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

Scheduled maturities of interest rate sensitive instruments as of September 30, 2010 are as follows:

	Expected Maturity Dates
	2010	2011	2012	2013	2014	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$2,919	$13,721	$12,884	$10,034	$7,520	$169,890
Commercial mortgage-backed securities	351	3,241	26,715	4,305	7,319	147,718
Structuring fees receivable	148	72	79	86	49	40
Mortgages on real estate investments	4,741	35,929	131,486	69,445	67,678	623,891
Collateralized debt obligations	2,294	10,266	10,949	26,065	19,221	187,709
Credit facility	835	10,929	7,647	73,681	–	–
Secured term loan	2,903	13,737	15,380	13,602	12,349	46,812
Convertible senior notes	(142)	(596)	34,523	–	–	–
Other long-term debt	–	–	–	–	–	30,930

The above table includes regularly scheduled principal amortization and balloon payments due to maturity on our debt obligations.  See Note 9 in our consolidated financial statements included in this Form 10-Q.  Negative amounts with respect to our convertible senior notes represent amortization of the debt discount related to the liability component of the instrument as measured in accordance with the accounting guidance applicable to the notes.  See Note 9 in our consolidated financial statements included in this Form 10-Q.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following additional risk factors should be considered together with the other Risk Factors included at Item 1A of our Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 4, 2010.

We are subject to risks associated with the development of properties.

We have begun and expect to continue to make new investments through our construction to acquisition program, where we fund all or substantially all of the construction costs for a build-to-suit project through a joint venture with the developer during the construction period, and then acquire the developer’s interest in the joint venture upon completion of the project.  We entered into our first joint venture under this program during the third quarter 2010 which contemplates the construction of a warehouse/distribution building in Louisville, Kentucky with a construction budget of $8.4 million.  We are subject to certain risks associated with the development of this or any other property we intend to develop, including the following:

•
Completion of the project in a timely and workmanlike manner will be dependent upon the efforts of various parties outside of our control, such as our developer partner and the general contractor and any subcontractors.  Construction could be delayed if these parties fail to perform their obligations or for a variety of other reasons outside of our control, which could subject us to losses for failure to timely deliver the completed project to the tenant or result in a termination of the underlying lease.

•
Unanticipated environmental conditions at the property could also delay completion of the project or force us to abandon the project if we determine that remediation of the conditions would be too expensive.

•	Construction costs may exceed original estimates, which could adversely impact our expected return from the investment.

New rules relating to the accounting for leases could adversely affect our business.

The Financial Accounting Standards Board and International Accounting Standards Board have proposed accounting rules that may take effect in 2012 or 2013 and would require companies to capitalize all leases on their balance sheets by recognizing the tenant’s rights and obligations. If the proposal is adopted in its current form, our financial statements could be materially impacted.  We would be required to account for leases with tenants “on balance sheet,” with offsetting asset and liability accounts for the expected future cash flows from the leases.  The timing of recognition of income (but not the amount) from the lease would also change, with generally greater income expected in the earlier years and lower amounts in the later years of the lease.  Further, because this accounting change would remove many of the differences in the way companies account for owned property versus leased property, it could cause companies to favor owning as opposed to leasing properties.  If the proposal is adopted in its current form, it could also cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the lease liability required to be recorded on the balance sheet.  The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rules would require a tenant to assume that a renewal right would be exercised and accrue a liability relating to the longer lease term.

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

CAPLEASE, INC.
Registrant

Date: November 5, 2010	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: November 5, 2010	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer