Form 10-K
period 2010-12-31
CapLease, Inc.
filed 2011-02-18
CIK 1057689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the common stock, $0.01 par value per share, of CapLease, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $251 million, based upon the closing price of $4.61 on the New York Stock Exchange on such date.

As of February 18, 2011, there were 57,513,165 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2011 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

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

Throughout this Form 10-K, we disclose the credit rating of the tenants (or lease guarantors) underlying our investments and the actual rating on most of our CMBS securities.  Credit ratings are one of the factors we evaluate in assessing the likelihood of receipt of expected cash flows on our investments.

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

Overview

We are a real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. We focus on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance. We also continue to be opportunistic and have made and expect to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

Our primary business line is and we expect will continue to be the ownership of single tenant properties. We also have a portfolio of first mortgage loans and other debt investments on single tenant properties and may continue to make such debt investments from time to time on an opportunistic basis in the future.

Our tenants, including those underlying our debt investments, are primarily large public companies or their significant operating subsidiaries and governmental entities with investment grade credit ratings, defined as a published senior unsecured credit rating of BBB-/Baa3 or above from one or both of Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). We also imply an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which we have obtained a private investment grade rating from either S&P or Moody’s, or (iii) are governmental entity branches or units of another investment grade rated governmental entity.

Our portfolio produces stable, high quality cash flows generated by long-term leases to primarily investment grade tenants. As of December 31, 2010, we had an approximately $2.0 billion investment portfolio, including the following assets by type:

	Investment(1)
	(in thousands)	Percentage
Owned properties	$1,648,892	82.2%
Debt investments
Loans
Long-term mortgage loans	190,837	9.5%
Corporate credit notes	19,117	1.0%
Mezzanine and other investments	988	0.0%
Commercial mortgage loan securitizations	66,830	3.3%
Certificated mortgage loan investments	79,134	3.9%
Other	326	0.0%
Total	$2,006,124	100.0%
(1)  Here and elsewhere in Item 1 of this Form 10-K, references to our “Investment” represent our carry value for financial reporting purposes before depreciation and amortization. With respect to our loan portfolio, we have adjusted our carry value to exclude a $0.5 million general loss reserve.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio. We reinitiated portfolio growth during the second half of 2010, as we purchased one property for a purchase price of $32.5 million and funded $3.2 million toward our first development joint venture which has an expected net investment of $8.1 million. We also continued to strengthen our balance sheet through debt reduction, with $74.0 million of principal retired during the year. Since the beginning of 2008, we have retired an aggregate of $260.3 million of principal on our debt, including $167.5 million of recourse borrowings. During 2011, we expect to continue our portfolio growth momentum and continue to reduce our leverage.

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

Multi-Tenant Properties

As described above and throughout this Annual Report on Form 10-K, we invest primarily in single tenant commercial real estate assets. However, as a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant. The first property is located in Johnston, Rhode Island, and is currently vacant. The other two properties are located in Omaha, Nebraska: one on West Dodge Road, which we call the “Dodge Building,” and the other on Farnam Street, which we call the “Landmark Building.” We refer to these three properties as the “Multi-Tenant Properties” in this Form 10-K and have excluded them from certain of our statistical measures. When we refer to our “Single Tenant Portfolio” in this Form 10-K, we mean our entire portfolio (e.g., all owned properties, loans and securities) other than the three Multi-Tenant Properties, and when we refer to our “Single Tenant Owned Property Portfolio” in this Form 10-K, we mean our owned property portfolio other than the three Multi-Tenant Properties. See “Our Portfolio—Owned Properties—Multi-Tenant Properties” for additional information about the Multi-Tenant Properties.

Investment Strategy

We focus on the following core business strategies:

•
High Credit Quality Tenants. We invest primarily in owned real properties and real estate loans where the underlying tenant is of high credit quality. As of December 31, 2010, approximately 90% of our Single Tenant Portfolio was invested in properties leased to investment grade or implied investment grade tenants and the weighted average underlying tenant credit rating on our Single Tenant Portfolio was A-. Further, our top ten tenant exposures, which comprise approximately 49% of our entire portfolio, were all rated investment grade or implied investment grade and had a weighted average credit rating of A+. As of December 31, 2010, our Single Tenant Portfolio had the following credit characteristics:

Credit Rating (1) (2)	Investment (in thousands)	Percentage
Investment grade rating of A- or A3 and above	$774,506	40.5%
Investment grade rating of below A- or A3	709,967	37.1%
Implied investment grade rating	245,715	12.8%
Non-investment grade rating	180,852	9.5%
Unrated (3)	1,723	0.1%
	$1,912,763	100.00%

(1)
Reflects the tenant’s or lease guarantor’s actual or implied S&P rating or equivalent rating if rated only by Moody’s, or in the case of most of our CMBS securities, actual ratings of the securities. In addition to the Multi-Tenant Properties, table does not include two development properties with an aggregate investment of $4,247.

(2)
Four of our owned real properties within the Single Tenant Owned Property Portfolio where our aggregate investment is $270,983 are leased to more than one tenant and, for purposes of determining the underlying tenant’s credit rating on these properties, we have considered the credit rating of only our primary tenant.

(3)	Includes primarily our mezzanine and other investments as described under “Our Portfolio—Loan Investments.”

•
Long-Term Assets Held for Investment. We invest in commercial real estate assets subject to long-term leases. As of December 31, 2010, the weighted average underlying tenant remaining lease term on our Single Tenant Portfolio was approximately 8 years, including approximately 7 years in the Single Tenant Owned Property Portfolio. We intend to hold our assets for the long-term, capturing the stable cash flows that will be produced from the underlying high credit quality tenants.

•
Net Lease Focus. We focus on properties that are subject to a net lease where the tenant is typically responsible for all or substantially all of the property’s operating expenses. We believe that this asset class offers more stable and predictable returns than non-net leased properties and will allow us to grow our business more rapidly than we need to expand our general and administrative costs and headcount.

•
Match-Fund with Long-Term, Fixed Rate, Non-Recourse Debt. We seek to “match-fund” or substantially “match-fund” our assets with long-term, fixed rate, non-recourse financing. By “match-funded” debt, we mean the maturity of the debt matches as closely as possible the lease maturity of the asset financed. Our financing strategy allows us to invest in a greater number of assets and enhance our asset returns. The use of non-recourse debt enables us to isolate the default risk to solely the asset or assets financed. We also seek to employ amortizing debt on our assets, or debt that will diminish over time as we make scheduled principal payments.

Our Competitive Strengths

•
Established Investment and Portfolio Management Capabilities. We have an experienced in-house team of investment professionals that source, structure, underwrite and close our transactions. In addition, we have developed an extensive national network of property owners, developers, investment sale brokers, tenants, borrowers, mortgage brokers, lenders, institutional investors and other market participants that helps us to identify and evaluate a variety of single tenant investment opportunities. We have developed a highly skilled asset management function for our assets which among other things monitors lease expirations and property operations and manages the renewal or re-let process on our investments.

•
Experienced Senior Management Team. Our senior management team is comprised of individuals with expertise in commercial real estate, credit capital markets, asset management and legal, and has worked together for many years through various business cycles. We have substantial experience investing at all levels of the capital structure of single tenant properties. Since 1996, we have originated and underwritten more than $4.0 billion in single tenant transactions, including debt, equity and mezzanine and involving more than 500 properties with more than 100 different tenants. Since our initial public offering in March 2004, we have purchased more than $1.6 billion of single tenant properties.

•
Stringent Underwriting Process. Since the founding of our predecessor entity in 1994, we have built and maintain today a strong credit philosophy and underwriting discipline. We have a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. Our investment committee formally reviews and approves each investment we make prior to funding and all portfolio divestitures. We also have an investment oversight committee of the board of directors that approves investments in excess of $50 million.

•
Financing Expertise. We have substantial experience in financing single tenant assets. We have developed various financing structures that have enabled us to efficiently finance our assets, and we expect to continue to do so in the future as credit markets recover. The structures we have created have enabled us to enhance the returns on our portfolio without reducing credit quality in search of yield.

•
Market Expertise. We have recognized expertise in the net lease marketplace. We are highly skilled in analyzing single tenant leases and have developed since 1994 a market leading franchise in our sector.

Our Portfolio

Owned Properties

Owned properties comprise approximately 82% of our current portfolio on an investment basis. All of our owned properties have been acquired since the closing of our initial public offering. We invest in most commercial property types (e.g., office, warehouse, GSA and retail), and our investment underwriting includes a thorough analysis of the credit quality of the underlying tenant and the strength of the related lease. We also analyze the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. We believe that over time, the value of our owned real estate will appreciate. For more detail on our underwriting process, please see “Underwriting Process” below. We target properties that have one or more of the following characteristics:

•	included in primary metropolitan markets such as Philadelphia, Washington D.C., Chicago and New York/New Jersey;

•	fungible asset type that will facilitate a re-let of the property if the tenant does not renew;

•	barriers to entry in the property’s market, such as zoning restrictions or limited land for future development; and

•	core facility of the tenant.

As of December 31, 2010, we had an approximately $1.6 billion owned property portfolio. We believe the strength of this portfolio is exhibited by the following:

•	approximately 11.2 million rentable square feet with 95.9% occupancy;

•	62 properties in 25 states and leases with 32 different tenants across the Single Tenant Owned Property Portfolio;

•	no tenant represents more than five percent of our entire portfolio, except Nestlé Holdings, Inc. at 9.9% (three properties) and the United States Government at 9.7% (seven properties);

•	95% investment grade or implied investment grade tenants in the Single Tenant Owned Property Portfolio;

•	weighted average tenant credit rating of A in the Single Tenant Owned Property Portfolio;

•	weighted average remaining lease term of approximately 7 years in the Single Tenant Owned Property Portfolio; and

•	well diversified portfolio by property type, geography, tenant and tenant industry.

The occupancy rate (at each year end) and average annual rent per square foot (for each of the years) for our owned property portfolio for each of the last three years were as follows:

	2010	2009	2008
Occupancy rate	95.9%	95.3%	99.8%
Average annual rent per square foot	$11.78	$12.85	$12.55

Property Type Diversification

The following pie chart summarizes the property types comprising our owned property portfolio as of December 31, 2010.

Tenant Industry Diversification

The following table sets forth certain information regarding the tenant industry concentrations in our owned property portfolio as of December 31, 2010.

		Weighted Average	Investment (2)
Industry	Number of Tenants	Credit Rating (1)	(in thousands)	Percent of Total
Insurance	9	A	$298,907	18.8%
Food & Beverage	3	AA-	258,724	16.3%
Government	2	AAA	211,306	13.3%
Financial	4	BBB-	145,828	9.2%
Grocery	2	BBB	108,986	6.9%
Retail Department Stores	1	A	93,016	5.8%
Retail Jewelry	1	A-	77,640	4.9%
Automotive	2	BB+	59,828	3.8%
Engineering	2	BBB+	57,417	3.6%
Building Materials	1	A	52,879	3.3%
Healthcare	3	AA-	49,084	3.1%
Communications	2	BBB	47,499	3.0%
Hotel	1	BBB	47,325	3.0%
Retail Drug	2	A-	21,720	1.4%
Publishing	1	BBB+	20,837	1.3%
Telecommunications	1	BBB+	16,250	1.0%
Other	14	NR	23,163	1.5%
Total	51	A	$1,590,409	100.0%

(1)	Reflects actual or implied S&P rating (or equivalent rating if rated only by Moody’s) of tenant(s) or lease guarantor(s).

(2)
Does not include our Johnston, Rhode Island property or two development properties (Louisville, Kentucky and Simi Valley, California), none of which are currently occupied by a tenant. Also does not include a portion of our investment attributed to vacant space in the Omaha, Nebraska properties.

Geographic Diversification

The following table sets forth certain information regarding the top twenty states where our owned properties are located as of December 31, 2010.

State	Number of Properties	Investment (in thousands)	Percent of Total
Pennsylvania	4	$205,937	12.5%
California	7	202,479	12.3%
New Jersey	3	131,123	8.0%
Maryland	4	130,003	7.9%
Texas	5	110,166	6.7%
Illinois	2	108,462	6.6%
Indiana	3	91,477	5.5%
Virginia	3	90,049	5.5%
Colorado	2	70,004	4.2%
Kansas	3	54,143	3.3%
Nebraska	2	46,157	2.8%
Rhode Island	1	42,956	2.6%
Alabama	2	40,406	2.5%
Washington	1	39,612	2.4%
Connecticut	1	37,685	2.3%
Kentucky	6	36,836	2.2%
Georgia	4	36,348	2.2%
Tennessee	3	34,169	2.1%
Wisconsin	1	29,165	1.8%
Florida	1	27,266	1.7%
Other	4	84,449	5.1%
Total	62	$1,648,892	100.0%

Lease Expirations

The following table sets forth certain information regarding scheduled lease expirations in our owned property portfolio as of December 31, 2010.

Year of Lease Expiration	Number of Expiring Leases (1)		Square Feet Subject to Expiring Lease	2010 Actual Annual Rent (in thousands)	Percent of Annual Rent (2)
2011	3		137,820	$6,259	5.1%
2012	6	(3)	2,834,736	21,775	17.8%
2013	14	(4)	421,804	7,174	5.9%
2014	2		90,420	843	0.7%
2015	10		651,309	8,514	7.0%
2016	9		1,192,035	15,036	12.3%
2017	5		1,122,727	15,953	13.1%
2018	3		130,303	1,773	1.5%
2019	2		189,993	5,693	4.7%
2020	4		290,659	6,666	5.5%
Thereafter	12		3,694,780	32,366	26.5%

(1)  On six of our owned properties, we have more than one tenant.

(2)  Represents lease expiration dates as a percentage of 2010 actual annual rent on all properties other than the Johnston, Rhode Island property which is currently vacant.

(3)  97% of the leases expiring in 2012 (by square footage) represent the three Nestlé properties and the US Government (NIH) property.

(4)  77% of the leases expiring in 2013 (by square footage) represent the Choice property in Silver Spring, MD and Omnicom property in Irving, Texas.

The following is a tabular presentation of our owned property portfolio as of December 31, 2010:

							(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Purchase Date	Lease Maturity (1)	Form of Ownership	2011 Estimated Annual Rent (2)	Purchase Price	Investment (3)
Abbott Laboratories	6480 Busch Blvd, Columbus, OH	Office	111,776	11/2004	10/2016	Fee	$1,010	$12,025	$12,065
Abbott Laboratories	1850 Norman Drive North, Waukegan, IL	Office	131,341	8/2005	8/2017	Fee	1,616	20,325	20,362
Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	Office	122,605	10/2006	11/2016	Fee	1,829	24,255	25,688
Allstate Insurance Company	401 McCullough Drive, Charlotte, NC	Office	191,681	12/2005	12/2015	Fee	2,114	27,172	27,236
Allstate Insurance Company	1819 Electric Road (aka State Hwy. 419), Roanoke, VA	Office	165,808	12/2005	12/2015	Fee	2,251	28,928	28,935
AMVESCAP PLC	4340, 4346 & 4350 South Monaco St., Denver, CO	Office	263,770	3/2006	10/2016	Fee	5,288	69,300	70,004
Aon Corporation(4)	1000 Milwaukee Ave, Glenview, IL	Office	412,409	8/2004	4/2017	Fee	6,982	85,750	88,100
Baxter International, Inc.	555 North Daniels Way, Bloomington, IN	Warehouse	125,500	10/2004	9/2016	Fee	810	10,500	10,779
Bunge North America, Inc.	6700 Snowden Road, Fort Worth, TX	Industrial	107,520	4/2007	4/2026	Fee	667	10,100	10,268
Cadbury Holdings Limited	945 Route 10, Whippany, NJ	Office	149,475	1/2005	3/2021	Fee	3,740	48,000	50,231
Capital One Financial Corporation	3905 N. Dallas Parkway, Plano, TX	Office	159,000	6/2005	2/2015	Fee	2,287	27,900	31,175
Choice Hotels International, Inc.(5)	10720, 10750 & 10770 Columbia Pike, Silver Spring, MD	Office	223,912	11/2004	5/2013	Fee	5,545	43,500	47,325
Cooper Tire & Rubber Company	500 Bartram Parkway, Franklin, IN	Warehouse	807,042	12/2010	5/2021	Fee	2,520	32,500	32,562
County of Yolo, California	25 North Cottonwood Street, Woodland, CA	Office	63,000	1/2007	6/2023	Fee	1,057	16,400	16,857
Crozer-Keystone Health System	8 Morton Avenue, Ridley, PA	Medical Office	22,708	8/2004	4/2019	Ground Lease	446	4,477	5,879
CVS Corporation	100 Mazzeo Drive, Randolph, MA	Retail	88,420	9/2004	1/2014	Fee	771	10,450	14,101
Farmers Group, Inc.	3039-3041 Cochran Street, Simi Valley, CA	Office	271,000	1/2007	1/2017	Fee	3,099	41,812	41,879
Farmers New World Life Insurance Company	3003 77th Avenue Southeast, Mercer Island, WA	Office	155,200	12/2005	12/2020	Fee	2,666	39,550	39,612
General Motors Financial Company, Inc.	4001 Embarcadero Drive, Arlington, TX	Office	246,060	12/2006	8/2017	Fee	3,209	43,000	43,374
ITT Industries, Inc.	12975 Worldgate Drive, Herndon, VA	Office	167,285	5/2005	3/2019	Fee	5,387	46,081	56,747
Johnson Controls, Inc.	6750 Bryan Dairy Road, Largo, FL	Warehouse	307,275	12/2006	8/2016	Fee	2,096	27,000	27,266
Koninklijke Ahold, N.V.	4001 New Falls Road, Levittown, PA	Retail	70,020	6/2006	4/2026	Fee	1,439	18,575	21,104
Lowes Companies, Inc.(6)	26501 Aliso Creek Rd., Aliso Viejo, CA	Retail	181,160	5/2005	8/2024	Fee	3,467	52,860	52,879
Michelin North America, Inc. (Development Property)(7)	5600 Cane Run Rd, Louisville, KY	Warehouse	N/A	9/2010	N/A	Joint Venture/Fee	664	3,222	3,222
Multi-Tenant (currently vacant)	1301 Atwood Avenue, Johnston, RI	Office	345,842	4/2007	N/A	Ground Lease	–	55,443	42,956
Multi-Tenant (Dodge building)	9394 West Dodge Road, Omaha, NE	Office	133,685	4/2007	Various	Ground Lease	1,786	10,785	13,235
Multi-Tenant (Landmark building)	1299 Farnam Street, Omaha, NE	Office	292,714	4/2007	Various	Ground Lease	3,003	30,097	32,922
N/A (Development Property)	2423 Galena Avenue, Simi Valley, CA	Undeveloped Land	N/A	5/2007	N/A	Fee	–	1,000	1,025
Nestle Holdings, Inc.	555 Nestle Way, Breinigsville, PA	Warehouse	1,045,150	4/2007	12/2012	Estate for Years	6,301	74,215	85,938
Nestle Holdings, Inc.(8)	2909 Pleasant Center Road, Fort Wayne, IN	Warehouse	764,177	4/2007	12/2012	Estate for Years	3,762	43,837	48,136
Nestle Holdings, Inc.(9)	2 Nestle Way, Lathrop, CA	Warehouse	751,021	4/2007	12/2012	Estate for Years	4,007	52,357	64,151
Omnicom Group, Inc.	1660 North Westridge Circle, Irving, TX	Office	101,120	6/2005	5/2013	Fee	1,409	18,100	18,333
Pearson Plc.	3833 Greenway and 2201 Noria Road, Lawrence, KS	Office	194,665	4/2006	4/2021	Fee	1,492	20,750	20,837
T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	Office	69,287	11/2006	1/2017	Fee	1,405	16,195	16,250
The Kroger Co.	Various locations in KY (five), GA (four), and TN (two)	Retail	685,135	4/2007	1/2022	Estate for Years	5,208	64,037	87,882
The Travelers Corporation	200 Constitution Plaza, Hartford, CT	Office	130,000	4/2007	10/2011	Fee	5,625	33,628	37,685
Tiffany & Co.	15 Sylvan Way, Parsippany, NJ	Office/Warehouse	367,740	9/2005	9/2025	Fee	4,982	75,000	77,640
Time Warner Entertainment Company, L.P.	1320 North Dr. Martin Luther King Jr. Drive, Milwaukee, WI	Office	154,849	11/2006	12/2016	Fee	2,144	28,530	29,165
TJX Companies, Inc.	2760 Red Lion Road, Philadelphia, PA	Warehouse	1,015,500	3/2006	6/2021	Fee	6,215	90,125	93,016
United States Government (DEA)	1003 17th Street North, Birmingham, AL	GSA (US Government)	35,616	8/2005	12/2020	Fee	1,297	13,369	13,770
United States Government (EPA)	300 Minnesota Avenue, Kansas City, KS	GSA (US Government)	71,979	8/2005	3/2023	Fee	2,652	29,250	33,306
United States Government (FBI)	200 McCarty Avenue, Albany, NY	GSA (US Government)	98,184	10/2006	9/2018	Fee	1,312	16,350	17,285
United States Government (FBI)	1100 18th Street, North, Birmingham, AL	GSA (US Government)	96,278	8/2005	4/2020	Fee	2,797	21,850	26,636
United States Government (NIH)(10)	6116 Executive Bvd, N. Bethesda, MD	GSA (US Government)	207,055	9/2005	12/2015	Fee	7,673	81,500	82,678
United States Government (SSA)	1029 Camino La Costa, Austin, TX	GSA (US Government)	23,311	8/2005	2/2016	Fee	710	6,900	7,016
United States Government (VA)	Lot 37, Santiago De los Caballeros Avenue, Ponce, PR	GSA (US Government)	56,500	11/2004	2/2015	Fee	1,300	13,218	13,758
Walgreen Co.	4601 Westfield Avenue, Pennsauken, NJ	Retail Drug	18,500	11/2004	10/2021	Fee	297	3,089	3,252
Walgreen Co.	700 Frederick Blvd, Portsmouth, VA	Retail Drug	13,905	11/2004	7/2018	Fee	358	4,167	4,370

Total			11,216,180				$126,695	$1,547,474	$1,648,892

(1)
Except in the case of our Multi-Tenant Properties, includes lease maturity for our primary tenant. Four of our owned properties within the Single Tenant Owned Property Portfolio are leased to more than one tenant (see footnotes (4) through (6) and (10) below).

(2)
Reflects scheduled base rent due for 2011 under our lease with the tenant or tenants. Does not reflect straight-line rent adjustments required under generally accepted accounting principles (“GAAP”). Also does not include expense recoveries or above or below market rent amortization adjustments required by GAAP.

(3)	Includes carry value of any related intangible assets under GAAP.
(4)	As of December 31, 2010, approximately 2% of the property was leased to one other tenant.
(5)	As of December 31, 2010, approximately 22% of the property was leased to six other tenants.
(6)	As of December 31, 2010, approximately 18% of the property was leased to two other tenants.
(7)
We are currently funding construction of the property through a joint venture with the developer. We will acquire the developer’s interest in the joint venture upon completion of construction (estimated in beginning of second quarter 2011), at which time the lease with the tenant, which is for a ten year term, will commence.

(8)	Property is 100% subleased to General Mills Operations, Inc. through and until the scheduled lease maturity.
(9)	Property is 100% subleased to Del Monte Corporation through and until the scheduled lease maturity.
(10)	As of December 31, 2010, approximately 6% of the property was leased to three other tenants.

Estate for Years and Ground Leased Properties

With respect to certain of our owned properties, we own the improvements on the land and control the land through an estate for years with an option to enter into a ground lease at the expiration of the estate for years (Nestlé and Kroger properties). For each of these properties, we also have an option to purchase the land at the expiration of the estate for years and on the last day of the primary term and each renewal term of the ground lease for fair market value. If we exercise the purchase option, the fair market value will be agreed to by us and the seller or if the parties cannot agree determined through an appraisal process. For certain of our other owned properties, we own the improvements on the land and control the land through a ground lease (Crozer-Keystone Health System, Omaha, Nebraska properties and Johnston, Rhode Island property). We have the right to transfer our interest in all of these properties at any time and our interest in all of these properties will revert to the land owner at the expiration of the ground lease estate unless we have purchased the land or extended the leasehold estate. The approximate duration of our interest in these properties assuming the full estate for years term, if any, and all ground lease options are exercised, is as follows: Nestlé properties, 62 years; Kroger properties, 71 years; Omaha, Nebraska properties, 65 years; Crozer-Keystone Health System property, 36 years; and Johnston, Rhode Island property, 49 years.

Multi-Tenant Properties

We have classified three owned properties within our portfolio as Multi-Tenant Properties, one in Johnston, Rhode Island, and two in Omaha, Nebraska.

The property in Johnston, Rhode Island is currently vacant and has been so since the prior tenant vacated in October 2009. We are actively marketing the building to prospective tenants and expect to re-let the property over time on a multi-tenant basis, though we cannot make any assurance as to when and on what terms we will be able to do so.

The following table summarizes certain additional information about the two Omaha, Nebraska properties (the Dodge Building and the Landmark Building) as of December 31, 2010:

Location	Pct Leased	Number of Tenants	Major Tenants (Lease Maturity (1))
1299 Farnam Street, Omaha, NE	67%	13	Pacific Life Insurance Company (Jun 2012), Adesta, LLC (Aug 2013), Stinson Morrison Hecker LLP (Jun 2015), Booz Allen Hamilton Inc. (Jun 2013)
9394 West Dodge Road, Omaha, NE	97%	6	Hayneedle Inc. (Feb 2016), The Maids International, Inc. (Aug 2016), Union Pacific Railroad Company (Jun 2018), Dex Media, Inc. (Jun 2013)

(1)	Reflects the date of the tenant’s early termination option where applicable, which if exercised would require the tenant to pay an early termination fee.

We continue to actively market the remaining space in the Dodge Building and the Landmark Building to prospective tenants and expect to fill that space over time, though we cannot make any assurance as to when and on what terms will be able to do so.

Loan Investments

Loan investments comprise approximately 11% of our current portfolio. Our existing loan investments are described in greater detail below and include long-term mortgage loans, corporate credit notes and a single mezzanine investment. With the exception of the one mezzanine investment, all of our loans are secured by a first mortgage on the related property and an assignment of the tenant’s lease and rents. Most of the loans we hold in portfolio are fully amortizing over the primary lease term of the underlying tenant, thus reducing our risk over time and eliminating the refinance risk associated with a balloon payment at maturity. The following summarizes each type of loan we have made.

Long-Term Mortgage Loans. We have made long-term fully or nearly fully amortizing loans secured by first mortgages on properties subject to long-term net leases (typically at least 15 years). As of December 31, 2010, our portfolio included $190.8 million of long-term mortgage loans.

Corporate Credit Notes. Our corporate credit notes represent one of two notes comprising a single first mortgage loan on a net lease property. Through a process we have patented, we split the loan cash flows and establish priorities to the collateral among the two notes. The corporate credit note generally ranges from 10% to 20% of the full initial loan amount, is fully amortizing and has a junior claim on the real estate mortgage, but a senior claim on the rents in the event of a tenant bankruptcy and lease rejection. We have retained the corporate credit note in our portfolio and typically sold the related real estate note to a third party such as a securitization vehicle or an insurance company. As of December 31, 2010, our portfolio included $19.1 million of corporate credit notes.

Mezzanine and Other Investments. Our only mezzanine investment as of December 31, 2010, was $1.4 million of remaining principal on our indirect investment in franchise loans to YUM! Brands, Inc. franchisees.

We may make long-term mortgage loans and corporate credit notes from time to time in the future. We may also make in the future a variety of other loan and loan type products primarily to owners of single tenant properties, including mezzanine loans, bridge loans, development loans and preferred equity financings. We expect these investments will be shorter term in nature than our other loan products and will be subordinate to other financing.

As of December 31, 2010, we had an approximately $210.9 million loan portfolio. We believe the strength of our loan portfolio is exhibited by the following:

•	weighted average remaining lease term on the underlying leases of approximately 16 years;

•	91% investment grade or implied investment grade underlying tenants;

•	loan investments on 63 properties in 25 states with 22 different underlying tenant obligors; and

•	weighted average underlying tenant credit rating of BBB+.

The following is a tabular presentation of our loan portfolio as of December 31, 2010:

							(in thousands)
							Original
Tenant or Guarantor	Location	Property Type	Square Feet	Coupon	Lease Expiration	Loan Maturity	Principal Balance	Principal Balance	Carry Value	Loan to Realty Value (1)

Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	Retail	13,383	6.50%	4/2024	11/2022	$2,108	$1,650	$1,650	61%
Bank of America, N.A.	Glenview, IL	Bank Branch	4,500	6.34%	12/2028	12/2028	4,317	4,247	4,247	75%
Bank of America, N.A.	Mt. Airy, MD	Bank Branch	4,500	6.42%	12/2026	12/2026	3,469	3,249	3,249	73%
Best Buy Co., Inc.	Chicago, IL	Retail	45,720	6.40%	3/2025	3/2025	18,522	16,691	16,691	86%
City of Jasper, Texas	Jasper, TX	Office	12,750	7.00%	12/2024	11/2024	1,736	1,498	1,462	75%
CVS Corporation	Asheville, NC	Retail Drug	10,880	6.53%	1/2026	1/2026	2,360	2,034	2,080	80%
CVS Corporation	Athol, MA	Retail Drug	13,013	6.46%	1/2025	1/2025	1,502	1,235	1,235	65%
CVS Corporation	Bangor, PA	Retail Drug	13,013	6.28%	1/2026	1/2026	2,521	2,064	2,035	74%
CVS Corporation	Bluefield, WV	Retail Drug	10,125	8.00%	1/2021	1/2021	1,439	1,087	1,161	64%
CVS Corporation	Evansville, IN	Retail Drug	12,900	6.22%	1/2033	1/2033	3,351	3,149	3,149	72%
CVS Corporation	Greensboro, GA	Retail Drug	11,970	6.52%	1/2030	1/2030	1,395	1,241	1,241	73%
CVS Corporation	Oak Ridge, NC	Retail Drug	10,880	6.99%	1/2025	8/2024	3,243	2,762	2,762	71%
CVS Corporation	Shelby Twp., MI	Retail Drug	11,970	5.98%	1/2031	1/2031	2,540	2,401	2,401	84%
CVS Corporation	Southington, CT	Retail Drug	10,125	8.26%	1/2020	1/2020	1,768	1,530	1,665	75%
CVS Corporation	Stow, OH	Retail Drug	10,125	8.26%	1/2020	1/2020	2,407	2,029	2,205	71%
CVS Corporation	Sunbury, PA	Retail Drug	10,125	7.50%	1/2021	1/2021	1,829	1,341	1,316	64%
CVS Corporation	Washington, DC	Retail Drug	7,920	8.10%	1/2023	1/2023	2,781	2,089	2,201	63%
CVS Corporation	Willimantic, CT	Retail Drug	10,125	8.26%	1/2023	1/2023	2,028	1,804	1,982	74%
Harris Bankcorp, Inc.	Chicago, IL	Bank Branch	4,750	6.81%	8/2025	8/2025	4,467	3,943	3,943	65%
Home Depot USA, Inc.	Chelsea, MA	Retail	117,034	5.36%	1/2036	1/2031	8,501	7,807	7,807	85%
Home Depot USA, Inc.	Tullytown, PA	Retail	116,016	6.62%	1/2033	1/2033	8,447	8,274	8,274	96%
Kohls Corporation	Chicago, IL	Retail	133,000	6.69%	5/2030	5/2030	48,270	45,110	45,110	88%
Koninklijke Ahold, N.V.	Bensalem, PA	Retail	67,000	7.24%	5/2020	5/2020	3,153	2,549	2,587	73%
Koninklijke Ahold, N.V.	North Kingstown, RI	Retail	125,772	7.50%	11/2025	11/2025	6,794	6,075	6,059	67%
Koninklijke Ahold, N.V.	Tewksbury, MA	Retail	58,450	7.50%	1/2027	1/2027	6,625	5,969	5,965	68%
Koninklijke Ahold, N.V.	Upper Darby Township, PA	Retail	54,800	7.29%	4/2024	4/2024	6,867	5,763	5,554	79%
Lowes Companies, Inc.	Framingham, MA	Retail	156,543	0.96%	10/2031	9/2031	5,545	5,585	1,530	82%
Lowes Companies, Inc.	Matamoras, PA	Retail	162,070	6.61%	5/2030	5/2030	7,208	6,923	6,923	92%
National City Bank	Chicago, IL	Bank Branch	5,274	5.89%	12/2024	12/2024	3,114	2,723	2,782	69%
Neiman Marcus Group, Inc.	Las Vegas, NV	Retail	167,000	6.06%	11/2022	11/2021	8,267	5,821	6,223	61%
United States Postal Service	Scammon Bay, AK	Post Office	2,080	7.05%	10/2021	10/2021	1,015	759	771	59%
University of Connecticut Health Center	Farmington, CT	Medical Office	100,000	6.34%	11/2029	11/2024	22,800	18,592	19,150	75%
Walgreen Co.	Dallas, TX	Retail Drug	14,550	6.46%	12/2029	12/2029	3,534	3,126	3,126	73%
Walgreen Co.	Montebello, CA	Retail Drug	14,414	6.10%	3/2030	2/2030	4,680	4,147	4,147	61%
Walgreen Co.	Nacogdoches, TX	Retail Drug	14,820	6.80%	9/2030	9/2030	3,649	3,350	3,350	66%
Walgreen Co.	Rosemead, CA	Retail Drug	12,004	6.26%	12/2029	12/2029	5,334	4,804	4,804	67%
							217,586	193,421	190,837

Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	Retail Drug	16,475	6.50%	7/2028	9/2013	437	154	147	73%
Albertsons, LLC	Norwalk, CA	Retail Drug	14,696	6.33%	11/2028	12/2013	470	174	173	67%
Best Buy Co., Inc.	Olathe, KS	Retail	48,744	5.40%	1/2018	6/2013	1,779	586	577	65%
Best Buy Co., Inc.	Wichita Falls, TX	Retail	30,038	6.15%	1/2017	11/2012	743	186	183	62%
CVS Corporation	Clemmons, NC	Retail Drug	10,880	5.54%	1/2022	1/2015	285	136	133	55%
CVS Corporation	Commerce, MI	Retail Drug	10,880	5.85%	4/2025	5/2013	501	164	162	72%
CVS Corporation	Garwood, NJ	Retail Drug	11,970	6.12%	6/2025	8/2013	879	290	287	71%
CVS Corporation	Kennett Square, PA	Retail Drug	12,150	6.40%	1/2025	10/2012	857	201	199	72%
CVS Corporation	Knox, IN	Retail Drug	10,125	7.60%	1/2024	12/2011	322	44	44	59%
CVS Corporation	Rockingham, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	435	152	150	65%
CVS Corporation	Rutherford College, NC	Retail Drug	10,125	6.12%	1/2025	10/2013	346	136	134	66%
Federal Express Corporation	Bellingham, WA	Warehouse	30,313	5.78%	10/2018	3/2015	362	196	194	62%
FedEx Ground Package System, Inc.	McCook, IL	Warehouse	159,699	5.89%	1/2019	2/2015	2,737	1,345	1,337	73%
FedEx Ground Package System, Inc.	Reno, NV	Warehouse	106,396	5.90%	9/2018	10/2014	1,374	629	625	68%
Hercules Incorporated	Wilmington, DE	Office	518,409	9.32%	5/2013	5/2013	20,000	12,664	12,664	71%
Lowes Companies, Inc.	N. Windham, ME	Retail	138,134	5.28%	1/2026	9/2015	1,140	642	635	77%
PerkinElmer, Inc.	Beltsville, MD	Office/Industrial	65,862	7.35%	11/2021	12/2011	707	97	96	64%
PerkinElmer, Inc.	Daytona Beach, FL	Office/Industrial	34,196	7.35%	11/2021	12/2011	321	44	44	63%
PerkinElmer, Inc.	Phelps, NY	Office/Industrial	32,700	7.35%	11/2021	12/2011	299	41	41	66%
PerkinElmer, Inc.	Warwick, RI	Industrial	95,720	7.68%	12/2021	1/2012	939	140	140	65%
Staples, Inc.	Odessa, TX	Retail	23,942	6.41%	6/2015	9/2012	408	106	105	60%
Walgreen Co.	Delray Beach, FL	Retail Drug	15,120	6.20%	1/2021	1/2013	595	156	156	63%
Walgreen Co.	Jefferson City, TN	Retail Drug	14,266	5.49%	3/2030	5/2015	786	401	401	79%
Walgreen Co.	Riverside, CA	Retail Drug	12,804	6.10%	10/2028	12/2013	571	210	208	67%
Walgreen Co.	Waterford, MI	Retail Drug	14,490	5.50%	1/2023	6/2013	953	290	282	68%
							38,246	19,184	19,117

Mezzanine and Other Investments
West End Mortgage Finance Fund I L.P.	Various	Other	N/A	5.00%	N/A	Delinquent	7,154	1,444	988	N/A
							7,154	1,444	988

Total							$262,986	$214,049	$210,942

(1)
All percentages have been rounded to the nearest whole percentage. Loan to realty value is the ratio of the principal balance of the loan as of December 31, 2010 to the appraised value of the real estate that secures the loan at the time the loan was made. The current value of the real estate may be different. The loan to realty value for each corporate credit note includes the principal balance of the portion of the loan we have sold.

Commercial Mortgage-Backed and Other Real Estate Securities

As of December 31, 2010, real estate securities aggregated approximately $146.0 million, or approximately 7% of our portfolio. We invest in commercial mortgage-backed securities, or CMBS, and other real estate securities. Our CMBS investments include senior, subordinate and interest-only classes of primarily net lease loan securitizations or pass through trusts. Our other real estate securities represent our pro rata investments in one or more first mortgage loans on properties net leased to a single tenant. We believe we are well-positioned to evaluate net lease CMBS investments and other real estate securities due to our expertise with net lease loan assets and our experience in structuring CMBS transactions. We structured four CMBS securitizations aggregating approximately $1.5 billion prior to our initial public offering. As a result of our familiarity with the collateral included in these transactions, many of our CMBS investments to date have been made in classes of our prior securitizations.

The weighted average credit rating on our securities portfolio was BB as of December 31, 2010, with 40% of the portfolio rated investment grade or implied investment grade. These statistics reflect the actual ratings on our CMBS securities and underlying tenant ratings on our other real estate securities.

Our CMBS and other real estate securities as of December 31, 2010 are summarized in the following table:

		(in thousands)
Security Description	CUSIP No.	Face Amount (1)	Carry Value	Amortized Cost	Coupon (2)	Maturity Date
Investments in Commercial Mortgage Loan Securitizations
BACM 2006-4, Class H	05950WAT5	$8,000	$400	$400	6.01%	Aug 2016
Banc of America 2007-1, Class C	059497AB3	500	173	173	5.56%	Feb 2017
BSCMS 1999 CLF1, Class E	07383FCC0	3,326	–	–	7.10%	May 2028
BSCMS 1999 CLF1, Class F	07383FCD8	251	–	–	6.41%	Sep 2025
CALFS 1997-CTL1, Class D	140281AF3	6,000	5,375	5,951	6.16%	Apr 2016
CMLBC 2001-CMLB-1, Class E	201736AJ4	9,526	9,658	10,033	7.88%	Jul 2022
CMLBC 2001-CMLB-1, Class G	201736AL9	9,526	4,945	8,953	7.88%	Feb 2023
CMLBC 2001-CMLB-1, Class H	201736AM7	11,907	1,109	6,978	6.25%	Mar 2024
CMLBC 2001-CMLB-1, Class J	201736AN5	6,383	320	1,149	6.25%	Oct 2025
JP Morgan 2006-LDP9, Class AJ	46629PAF5	200	99	99	5.41%	Dec 2016
NLFC 1999-LTL-1, Class E	63859CCL5	11,081	6,483	5,926	5.00%	Mar 2022
NLFC 1999-LTL-1, Class X (IO)	63859CCG6	4,392	3,917	4,392	0.53%	Jan 2024
Wachovia 2007-C30, Class AJ	92978QAJ6	200	95	95	5.41%	Feb 2017
Wachovia 2007-C31, Class AJ	92978TAJ0	200	96	96	5.66%	May 2017
Wachovia 2007-C33, Class AJ	92978NAK0	200	96	96	5.90%	Jul 2017
WBCMT 2004-C15, Class 180ML-D	929766YG2	15,000	15,013	15,013	5.59%	Nov 2012	(3)
WBCMT 2004-C15, Class 180ML-E	929766YH0	8,000	7,223	8,008	5.59%	Nov 2012	(3)
WBCMT 2006-C27, Class C	92977QAK4	11,000	10,601	11,148	5.89%	Aug 2016
BACMS 2002-2, Class V-1 (7-Eleven, Inc.)	05947UJE9	602	493	493	8.72%	Sep 2019
BACMS 2002-2, Class V-2 (Sterling Jewelers)	05947UJF6	920	734	735	8.68%	Jan 2021
		107,214	66,830	79,738

Investments in Certificated Loan Transactions
Alcatel-Lucent USA Inc. as tenant	72817#AA6	34,722	34,000	35,172	6.70%	Sep 2020
CVS Corporation as tenant	126650BB5	17,480	16,702	17,480	5.88%	Jan 2028
Koninklijke Ahold, N.V. as tenant	008686AA5	8,032	8,336	8,142	7.82%	Jan 2019
Yahoo! Inc. as tenant	984332AC0	21,739	20,096	21,497	6.65%	Aug 2026
		81,973	79,134	82,291

Total		$189,187	$145,964	$162,029

(1)	Represents face amount or, in the case of the NLFC 1999-LTL-1, Class X (IO) bond, our amortized cost.

(2)
As of December 31, 2010, we were not receiving scheduled interest payments on the BSCMS bonds (Class E and Class F).  We have adopted the cost-recovery method, in which all receipts are applied to reduce our cost basis, on a limited number of our securities investments.

(3)	The security had an original scheduled maturity in November 2009 and, therefore, the Company held the security beyond its original scheduled maturity date.

The weighted average life of our securities portfolio as of December 31, 2010 was 7.2 years.

Portfolio Financing

Our strategy is to finance our assets with secured long-term fixed rate non-recourse first mortgage debt. We seek to finance our assets as soon as practicable after we invest through “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the lease maturity of the asset financed. By doing so, we seek to lock-in the positive spread on the assets (representing the difference between our yield and our cost of financing) for the long-term. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We also seek to employ amortizing debt on our assets, or debt that will diminish over time as we make scheduled principal payments.

Since our initial public offering, our long-term fixed rate financings have been in the form of mortgage debt on most of our owned properties and two term financings, including one CDO. We have used term financings to finance most of our loan and CMBS investments and to finance a portion of our owned properties.

We issued an entirely fixed rate on balance sheet CDO financing in March 2005. We aggregated approximately $300 million face amount of assets into the pool, and we issued $285 million face amount of multi-class notes and $15 million of preferred equity through the CDO trust. The net amount of the debt we initially issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million of preferred equity. The CDO notes have a stated maturity in January 2040, although the actual life of the notes is expected to be substantially shorter. Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.6%.

We have completed a $129.5 million original principal balance secured term loan with a European based institutional lender in December 2007. Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs).

We have financed certain of our portfolio assets pursuant to a credit agreement we entered into with Wells Fargo Bank in April 2008, and amended and restated in July 2010. We have $105.3 million outstanding under the agreement as of December 31, 2010. Our borrowings are scheduled to mature in July 2013. The agreement is a floating rate LIBOR based recourse borrowing facility. We may pursue a variety of strategies for the assets financed pursuant to the agreement, which may include obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered. Through a combination of voluntary and scheduled principal repayments, we reduced the borrowings under the agreement by $20.9 million during 2010.

As of December 31, 2010, the following statistics summarize various aspects of our overall portfolio financing position:

•	leverage of approximately 72%, which includes secured and unsecured debt;

•	$928.4 million of non-recourse first mortgage debt at a weighted average coupon of 5.62% and a weighted average effective financing rate of 5.6%;

•	$254.2 million of non-recourse CDO debt at a weighted average effective financing rate of approximately 5.6%;

•	$101.9 million of non-recourse other term debt at a coupon of 5.81% and an effective financing rate of 6.0%; and

•	$105.3 million of recourse debt to Wells Fargo Bank under the credit agreement described above at an effective financing rate of 3.3%.

We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions.

Hedging Strategy

For assets that have not yet been financed with long-term fixed rate debt, we may employ a hedging strategy to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing. We do so by entering into hedging transactions that we expect to offset the impact to us of changes in interest rates. As interest rates increase, the hedge transactions are intended to offset the increased interest cost on the expected future financing with gains on the hedge positions. Our hedging transactions have historically consisted primarily of forward starting interest rate swaps. Interest rate swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount.

We do not hedge those assets that we have financed with long-term fixed rate debt, as our yields and spreads on those assets are fixed and, therefore, not impacted by fluctuations in interest rates.

We will continue to seek to manage our interest rate exposure taking into account market conditions, the cost of the hedging transactions and the limitations on hedging transactions imposed by the REIT tax rules. As of December 31, 2010, we had no open hedge transactions.

Revenue Concentrations in 2010

Other than the United States Government and Nestlé Holdings, Inc., which accounted for approximately 12.4% and 8.8%, respectively, of our total revenue, and approximately 15.0% and 10.6%, respectively, of our total revenue from our owned properties segment, we had no greater than 10% revenue concentrations based on total revenue or on a total revenue by segment basis during 2010. Approximately 11.2% and 10.4%, respectively, of our total revenue from our debt investments segment during 2010 was obtained from investments where Kohl’s Corporation and CVS Corporation is the tenant (or lease guarantor), but not our obligor.

Investment Network

Our level of new investment activity is influenced by market conditions. We reinitiated our portfolio growth activities during 2010, and we expect to continue our portfolio growth momentum during 2011.

We maintain a comprehensive marketing, advertising and public relations program that supports our investment efforts. The objective of the program is to build our name recognition and reinforce our position as an industry leader in the single tenant market segment. We believe, based upon our experience and responses from customers, that we have been successful in achieving our objectives of market awareness and prominence.

Property Acquisitions.

Since our initial public offering, we have leveraged our relationships within our loan origination business and our knowledge of the single tenant business to develop relationships with investment sale brokers, through which we identify real property for purchase. In addition, we source property acquisition opportunities directly from a growing number of developers and owners or investors in real estate assets.

During 2010, we launched a development joint venture program designed to source build-to-suit investments at higher rates of return relative to completed projects. We believe that by entering into projects with established developer partners, we can provide the capital needed to get projects built, while at the same time, securing long-term investment assets for our company at yields significantly higher than those available for completed properties. The program is being met with significant interest from developers and tenants, and we commenced funding our first project (for Michelin North America, Inc.) during 2010 which is scheduled for completion during the beginning of the second quarter of 2011.

Loan Origination.

We source loan business through our national network of independent mortgage brokers. In addition, we originate loans directly from developers and owners or investors in net leased properties. A significant portion of our loan business has historically been with repeat customers.

Underwriting Process

Once a prospective investment opportunity is identified, the potential transaction undergoes a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. The focus of our asset underwriting falls into four primary areas:

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

Prior to entering into any transaction, our underwriter and analyst, assisted by our chief investment officer and chief financial officer as necessary, conducts a review of the tenant’s credit quality. This review may include reviews of publicly available information, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization and other financial metrics.

While we have no defined minimum credit rating or balance sheet size for tenants, we anticipate that a majority of the tenants underlying our investments will have investment grade or implied investment grade credit ratings. For those tenants that either are below investment grade or are unrated, we may conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.

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

We conduct a review with respect to the quality of the real estate subject to the lease. In all cases, the property is reviewed from a traditional real estate perspective, including quality of construction and maintenance, location and value of the real estate and technical issues such as title, survey and environmental. Appraisals and environmental and, as necessary, engineering reports are obtained from third-parties and reviewed by our underwriter and/or legal counsel. The level of additional review will then vary depending on the credit of the tenant (below investment grade tenants generally require a more stringent review of real estate fundamentals). For our owned properties, we thoroughly review the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. As described in detail under “Our Portfolio—Owned Properties” above, we target properties with one or more of the following: located in a primary metropolitan market, fungible asset type, barriers to entry in the market, and a core facility of the tenant. In addition, we may evaluate, or engage a third-party provider to evaluate, alternative uses for the real estate and the costs associated with converting to such alternative uses, as well as examine the surrounding real estate market in greater detail. In the case of a loan to a property owner, our real estate due diligence includes a review of the background and financial capabilities of the owner/borrower.

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

Asset Management

We manage a diverse portfolio of primarily single tenant commercial real estate assets. For our owned properties where we are responsible for day-to-day management of the property, we typically hire third party property managers who are overseen by employees of our company. Our owned property investments also require that we perform a variety of asset management functions, such as:

•	meeting periodically with our tenants;

•	monitoring lease expirations and tenant space requirements and renewing leases as they mature or re-letting space;

•	monitoring the financial condition and credit ratings of our tenants;

•	performing physical inspections of our properties;

•	making periodic improvements to properties where required;

•	monitoring portfolio concentrations (e.g., tenant, industry); and

•	monitoring real estate market conditions where we own properties.

Asset Surveillance System

We also have created an on-going asset surveillance system that:

•	tracks the status of our investments and investment opportunities;

•	links into a management program that includes the underlying asset origination or acquisition documents;

•	loads expected asset cash flows from our underwriting files into the system;

•	imports data from the system into our financial accounting system;

•	monitors actual cash flows on each asset through servicer reports;

•	immediately identifies issues such as non-payment of rent and servicer advances of rent or debt service through servicer exception reports;

•	automatically generates system e-mail notifications when the credit ratings of underlying tenants change; and

•	computes coverage and compliance tests for our CDO transactions.

Through this single system we are able to track and document the entire lifecycle of our assets.

Closing Process

From the time we begin to consider an investment until the investment is closed, the prospective transaction undergoes a variety of defined steps and procedures. In connection with the closing process, we will typically need to rely on certain third parties not under our control, including tenants, borrowers, sellers, lenders, brokers, outside counsel, insurance companies, title companies, environmental consultants, appraisers, engineering consultants and other product or service providers. Our personnel carefully manage the closing process and have developed a streamlined set of procedures, checklists and relationships with many of the third-party providers with whom we do business on an on-going basis.

As set forth under “Underwriting Process” above, each transaction goes through a multi-stage underwriting process including review by our investment committee. Transaction underwriting and the documentary process surrounding it is supported by the use of standardized transaction documents, including closing checklists and form acquisition and loan documents, and is further supported by proprietary underwriting and pricing software. All of our transactions are closed by our in-house closing staff. That staff seeks to close our property acquisitions four to eight weeks after a purchase and sale agreement is signed and close loan transactions four to eight weeks after the application is signed, while at the same time maintaining our underwriting standards.

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

At December 31, 2010, we were not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2010, we had 19 employees. We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and rating agencies. We believe that our relations with our employees are good. None of our employees are unionized.

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

Risks Related to Operations

Current market conditions expose us to a variety of risks.

Current economic conditions remain weak and while commercial real estate market conditions have improved, various signs of weakness persist, particularly in those markets hardest hit by the recent downturn. Current market conditions could negatively impact us in a number of ways, including by adversely impacting our ability to add new assets to the portfolio, the economic terms that we can renew or re-let and sell or refinance our owned properties as well as our ability to do so at all, and/or causing us to record impairment charges on our assets. Current economic conditions may also cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or result in a material reduction in our cash flows and hence our liquidity.

If we lower or eliminate our dividend, the market value of our common stock may decline.

The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including market conditions, our cash available for distribution, our funds from operations and our maintenance of REIT status. Various factors could cause our board of directors to decrease or eliminate our common stock dividend level, including our desire due to market conditions or otherwise to maintain higher levels of liquidity, tenant defaults resulting in a material reduction in our cash flows or a material loss resulting from an adverse change in one or more of the tenants underlying our investments. We have not established a minimum dividend payment level and we cannot assure you that we will be able to pay dividends in the future. If we lower or eliminate our common stock dividend, the market value of common stock in our company could be adversely affected.

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

As a result of the foregoing, we may be required to take one or more of the following steps in order to comply with the REIT distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax:

•	sell assets in adverse market conditions;

•	borrow on unfavorable terms;

•	distribute amounts that would otherwise be invested in future investments, capital expenditures or repayment of debt;

•	distribute shares of our common stock rather than cash; or

•	utilize cash on hand to fund distributions.

Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

We conduct a significant part of our business with Wells Fargo Bank, N.A. and its affiliates, and their continued business with us is not guaranteed.

We rely on Wells Fargo Bank, N.A. and its affiliates in various aspects of our business. For example:

•	Wells Fargo Bank and its affiliates provide us with asset financing through a revolving credit agreement.

•	We have obtained mortgage financing on our owned properties from Wells Fargo Bank (as successor to Wachovia Bank, N.A.) in the past, and we expect to continue to do so in the future.

•
Affiliates of Wells Fargo Bank have performed investment banking services for us, including in connection with our initial public offering, our CDO transaction and each of our follow-on public equity offerings.

These parties are not obligated to do business with us, and any adverse developments in their business or in our relationship with them could result in these parties choosing not to do business with us or a significant reduction in our business with them. Termination of our business or a significant reduction in our business with these parties could have a material adverse effect on our business, operating results, financial condition and liquidity.

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

We focus our investment activities on ownership of real properties and loans on real properties that are leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a complete reduction in the operating cash flows from that investment and a significant reduction in the value of our investment, and could cause a significant reduction in our revenues, cash flows and hence our liquidity, and a significant impairment loss recorded directly to our Statement of Operations. Current economic conditions may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

Credit ratings may prove to be inaccurate.

We consider credit ratings assigned by S&P and/or Moody’s to our tenants, their guarantors or parent companies and to our structured CMBS securities when making investment and leasing decisions. A credit rating is not a guarantee of continued financial performance and only reflects the rating agency's opinion of an entity's ability to meet its financial commitments, such as its senior unsecured obligations, in accordance with their stated terms. A rating may ultimately prove not to accurately reflect the credit risk associated with a particular tenant. In addition, ratings may be changed, qualified, suspended, placed on watch or withdrawn over time. If a tenant’s rating is downgraded, qualified, suspended, placed on watch or withdrawn, such tenant may be more likely to default in its obligations to us, and investors may view our cash flows as less stable.

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

We rely on rent payments by the underlying tenant for our cash flows and make portfolio investments based on the financial strength of such tenant and our expectations of their continued payment of rent under the lease. Therefore, adverse changes in the financial condition of the tenants or the certainty of their ability to pay rents could have a material adverse impact on us. For example:

•
The bankruptcy or insolvency of any of our tenants could result in that tenant ceasing to make rental payments, resulting in a reduction of our cash flows and losses to our company. In addition to the rent loss, due to our focus on net leased properties, our expenses will likely increase as the tenant will no longer pay or reimburse us for the operating costs at the property.

•
The credit quality of the underlying tenant or tenants is frequently a significant factor in determining the value of our investments, and an adverse change in the subject tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and a resulting impairment charge directly to our Statement of Operations.

•
An adverse change in the financial condition of one or more of the tenants underlying our investments or a decline in the credit rating of one or more of the tenants underlying our investments could result in a margin call if the related asset is being financed on our Wells Fargo Bank credit agreement, and could make it more difficult for us to arrange long-term financing for that asset, including by increasing our cost of financing.

•
We own the subordinate classes in our CDO financings and subordinate equity in any other term financings. If the underlying tenant on any asset financed in our CDO or other term financing fails to make rental payments, our cash flows may be redirected to the senior owners.

Our assets may be subject to impairment charges, which could materially adversely affect our financial condition and results of operations.

We periodically evaluate our investments for impairment indicators. If we determine that an impairment has occurred (and solely in the case of our securities investments, the impairment is due to credit factors), we would be required to reduce the carrying value of the investment, and record a loss directly to the Statement of Operations in the applicable period. The judgment regarding the existence of impairment indicators is based on a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants, our expectations regarding future cash flows and the estimated fair value of our investment and/or related collateral. During 2009 and 2010, we incurred substantial impairment charges, including an $11.9 million impairment loss in 2009 on our property in Johnston, Rhode, Island and a $7.7 million other-than-temporary impairment loss in 2010 on one of our securities investments. We may continue to take similar impairment charges in the future. These impairments could have a material adverse effect on our financial condition and results of operations.

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

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to tenant credit concentrations, the most significant of which are the following as of December 31, 2010:

•	approximately $198.2 million, or 9.9%, of our assets represent investments in three properties leased to, or leases guaranteed by, Nestlé Holdings, Inc.; and

•	approximately $194.4 million, or 9.7%, of our assets represent investments in seven properties leased to the United States Government.

Any bankruptcy, insolvency or failure to make rental payments by, or any adverse change in the financial condition of, one or more of these tenants, or any other tenant to whom we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows and hence our liquidity or material losses to our company.

We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

We are subject to industry concentrations, the most significant of which are the following as of December 31, 2010:

•
approximately $298.9 million, or 14.9%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company, Aetna Life Insurance Company and Travelers Corporation);

•
approximately $258.7 million, or 12.9%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the food and beverage industry (e.g., Nestlé Holdings, Inc. and Cadbury Schweppes Holdings (US));

•
approximately $211.3 million, or 10.5%, of our assets represent investments in properties leased to, or leases guaranteed by, federal or state governmental entities or branches or units thereof (e.g., United States Government and County of Yolo, California);

•
approximately $145.8 million, or 7.3%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the financial industry (e.g., Capital One Financial Corporation, General Motors Financial Company, Inc. and AMVESCAP PLC);

•
approximately $138.1 million, or 6.9%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail department stores industry (e.g., TJX Companies, Inc. and Kohl’s Corporation); and

•
approximately $137.5 million, or 6.9%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail grocery industry (e.g., The Kroger Co. and Koninklijke Ahold, N.V.).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows and hence our liquidity or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2010:

•	approximately $225.6 million, or 11.3%, of our assets represent investments in properties located in the Philadelphia, Pennsylvania metropolitan area;

•	approximately $189.0 million, or 9.5%, of our assets represent investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $182.6 million, or 9.1%, of our assets represent investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $150.4 million, or 7.5%, of our assets represent investments in properties located in the New York City and Northern New Jersey area;

•	approximately $106.3 million, or 5.3%, of our assets represent investments in properties located in the Dallas/Fort Worth, Texas metropolitan area; and

•	approximately $104.2 million, or 5.2%, of our assets represent investments in properties located in the Southern California area.

An economic downturn or other adverse events or conditions such as terrorist attacks or natural disasters in one or more of these areas, or any other area where we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows and hence our liquidity or material losses to our company.

Our investments in assets backed by below investment grade credits have a greater risk of default.

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $180.9 million, or 9.5%, of our portfolio as of December 31, 2010). These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

Our investments in assets where the underlying tenant does not have a publicly available credit rating expose us to certain risks.

We have historically been successful at obtaining attractively priced term financing for our assets due in part to the high credit quality of the underlying tenant. When we invest in a property or loan where the underlying tenant does not have a publicly available credit rating, we rely on our own estimates of the tenant’s credit rating and usually subsequently obtain a private rating from S&P or Moody’s to allow us to finance the asset as we had planned. If our lender, S&P or Moody’s disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage and/or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

Risks Related to Ownership of Real Estate

It may be difficult for us to buy and sell real estate quickly and the value of these investments may decline.

Real estate investments are relatively illiquid. Our ability to vary our portfolio by selling and buying properties in response to changes in economic and other conditions is limited. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our properties, our ability to sell these properties and the prices we receive on their sale may be affected by many factors, including any limits of our form of ownership such as an estate for years or ground lease, the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. In addition, the mortgage debt we put on the property and REIT tax requirements limits our ability to quickly re-sell properties we have purchased. As a result, we may be unable to sell our properties for an extended period of time without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition.

We may not be able to renew our leases or re-lease our properties.

Upon the maturity of leases at our properties, we may not be able to renew the leases or re-let all or a portion of that property, or the terms of renewal or re-letting (including the cost of concessions to tenants) may be less favorable to us than the current lease terms. If we are unable to renew existing leases or re-let promptly all or a substantial portion of the space located in our properties, or if the rental rates upon renewal or re-letting are significantly lower than the current rates, our funds from operations and cash available for distribution to stockholders will be adversely affected due to the resulting reduction in rental receipts and increase in property operating costs.

Current economic weakness could adversely impact our ability or the terms under which we are able to renew leases as they mature or re-let vacant space.

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

Our investments in properties subject to an estate for years or ground lease are subject to various unique risks.

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

Prior to acquisition of a property, we obtain Phase I environmental reports and, in some cases, a Phase II environmental report. However, these reports may not reveal all environmental conditions at a property and we may incur material environmental liabilities of which we are unaware. The costs incurred to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition, liquidity and operating results.

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

Should any of these events occur, our financial condition, liquidity and operating results could be adversely affected.

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

Risks Related to Debt Assets

We invest in CMBS securities, including subordinate securities, which entail significant risks.

We invest in commercial mortgage-backed securities, or CMBS. CMBS securities entitle the holder to receive payments that depend primarily on the cash flow from a specified pool of commercial mortgage loans. Our CMBS investments include classes of securities backed by pools of first mortgage loans on net lease properties (with most of the underlying loan collateral originated by us in the mid to late 1990s), as well as investments in generic CMBS pools, or securities backed by loans on a variety of multifamily and commercial properties, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, mobile home parks, nursing homes and senior living centers. Generally, we have invested in subordinate classes of the securitization pool, or securities that are in a near “first loss” position in the event of losses on the assets within the pool. Consequently, in the event of a loss on one or more commercial real estate loans contained in a securitization, we could lose all or a substantial portion of our investment in the related security.

As a result of the general weakening of economic conditions and related deterioration of commercial real estate fundamentals, we have seen an increase in defaults and delinquencies in the underlying commercial real estate loans in the CMBS pools in which we have invested, particularly on our investments in generic CMBS pools. While we believe we have been reasonable in estimating the impact of these events on our portfolio, the actual impact on our investments remains highly uncertain. Further, continued weakness in general economic and commercial real estate conditions could further adversely impact the loans in the pools in which we have invested and hence our investment in the transactions. Our cash flows from the CMBS securities could decline or temporarily or permanently cease, and we could lose all or a substantial portion of our investment in our CMBS securities.

Worsening economic conditions could cause the recovery value of the collateral underlying our securities investments to decline, which could cause a material reduction of our cash flows or material losses to our company.

Our securities investments are collateralized by mortgage loan assets secured by properties located throughout the United States. If one or more of the underlying loans in the securitization default, receipt of the scheduled payments on our securities may become dependent upon the recovery value of the related collateral. In such an event, any economic downturn such as current economic conditions or other adverse events or conditions in any location where we have a significant credit concentration could cause the recovery value of the related collateral to decline, and, therefore, could result in a material reduction of our cash flows or material losses to our company.

The following table summarizes the geographic concentrations of five percent or more within our securities portfolio as of December 31, 2010.

State	Allocated Cost Basis (in thousands)	Percentage
Colorado	$36,316	22.4%
New York	28,664	17.7%
California	25,650	15.8%

We have limited recourse in the event of a default on any of our mortgage loans.

Our mortgage loan investments are non-recourse obligations of the property owner, and, in the event of default, we are generally dependent entirely on the loan collateral to recover our investment. Our loan collateral consists primarily of a mortgage on the underlying property and an assignment of the tenant’s lease. In the event of a default, we may not be able to recover the premises promptly and the proceeds we receive upon sale of the property may be adversely affected by risks generally incident to interests in real property, including changes in general or local economic conditions and/or specific industry segments, declines in real estate values, increases in interest rates, real estate tax rates and other operating expenses including energy costs, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, and other factors which are beyond our or our borrower’s control. Current economic conditions may reduce the proceeds we are able to receive or our ability to renew existing leases or re-let the property in the event we foreclose on the collateral. As discussed above, bankruptcy laws will limit our remedies with respect to the tenant’s lease. There can be no assurance that our remedies with respect to the loan collateral will provide us with a recovery adequate to recover our investment.

We may experience losses on our mortgage loans.

Our portfolio includes mortgage loans on properties subject to a net lease. The typical net lease requires the borrower or tenant to maintain casualty insurance on the underlying property. These insurance policies may include substantial deductibles and certain exclusions. If the underlying property is subject to a casualty loss that is uninsured or subject to a substantial deductible, rent payments on the related lease may cease, our loan may default and we could lose some or all of our investment.

Our collateral rights under our corporate credit notes are limited.

Our collateral rights on our corporate credit notes are more limited than the collateral rights we have under our long-term mortgage loans. Our corporate credit notes represent one of two notes comprising a single first mortgage loan on a net lease property. Both notes are secured by the same first mortgage and assignment of the tenant’s lease and rents, and the note holders have agreed amongst themselves that the corporate credit note holder will have a junior claim on the real estate mortgage and a senior claim on the rents in the event of a tenant bankruptcy and lease rejection. So our collateral rights with respect to the real estate mortgage will be junior to the holder of the related real estate note. Further, while we will have a senior claim on the lease assignment in a tenant bankruptcy, as discussed above, our claim for damages will be unsecured and limited to an amount defined under the Bankruptcy Code (the greater of one year’s rent or 15% (but not more than three years) of rent over the remaining lease term, plus rent already due but unpaid). Therefore, there can be no assurance that our remedies with respect to the loan collateral will provide us with a recovery adequate to recover our investment.

We may make mezzanine investments and they will likely have a greater risk of loss than mortgage loans.

We have made and may continue to make in the future mezzanine and other generally subordinate investments. These investments generally involve a higher degree of risk than our first mortgage loans. While we expect most of these investments will be secured, we expect our right to payment and security interest will be subordinated to one or more senior lenders. Therefore, we may be limited in our rights to collect scheduled payments on these investments and to recover any of our investment through a foreclosure of collateral.

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

As of December 31, 2010, our sole mezzanine investment was $1.4 million of remaining principal under a loan to a third party borrower to support the borrower’s capital contributions to a joint venture that makes franchise loans to franchisees of YUM! Brands, Inc. restaurant concepts such as Taco Bell, Kentucky Fried Chicken and Pizza Hut. Our interest in the cash flows from the related franchise loans is subordinate to the interest of a senior lender and that lender has the right to redirect a portion of the borrower’s cash flows to reduce its debt. We cannot provide any assurance that the borrower will have sufficient cash flows to pay our debt service or that our collateral will be adequate to allow us to recover our investment. As a result, we could lose some or all of our investment in this loan.

We may be required to repurchase assets that we have sold or to indemnify holders of the notes issued in our term financings.

If any of the assets we originate or acquire and sell or pledge to obtain long-term financing do not comply with representations and warranties that we make about certain characteristics of the assets, the borrowers and the underlying properties, we may be required to repurchase those assets, repay the related borrowings or replace the assets with substitute assets. In addition, in the case of assets that we have sold, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased assets may require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets may be limited. Any significant repurchases, repayments or indemnification payments could materially and adversely affect our financial condition, liquidity and operating results.

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments on the debt, and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness. As of December 31, 2010, the scheduled principal payments on our long-term debt over the next five years and thereafter were as follows:

	Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Mortgages on real estate investments	$35,929	$131,486	$69,445	$67,678	$266,235	$357,656
Collateralized debt obligations	10,266	10,949	26,065	19,221	187,709	–
Credit agreement	8,743	7,976	88,626	–	–	–
Secured term loan	13,737	15,380	13,602	12,349	13,405	33,407
Convertible senior notes	(596)	34,522	–	–	–	–
Other long-term debt	–	–	–	–	–	30,930

Included in the above amounts are balloon payments on our debt instruments. Most of our debt provides for balloon payments that are payable at maturity. Our ability to make these balloon payments will depend upon our ability to refinance the related debt, raise additional equity capital and/or sell assets or any related collateral. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any. We cannot provide any assurance that we will be able to repay our debt or refinance it on terms as favorable as the existing indebtedness or at all. If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related collateral at a price that generates sufficient proceeds to make the scheduled balloon payments, we could lose all or a substantial portion of our investment in the asset financed.

Our convertible senior notes and other long-term debt are unsecured and, therefore, it may be more difficult to generate sufficient proceeds to repay these obligations in the future. These obligations are also recourse, meaning that our lender will have general recourse against our assets if we fail to make required payments on the debt.

If our debt cannot be repaid, refinanced or extended, we may not be able to make distributions to stockholders at expected levels or at all. Further, if prevailing interest rates or other factors at the time of a refinancing result in higher interest rates or other restrictive financial covenants upon the refinancing, then such refinancing would adversely affect our cash flows and funds available for operation and distribution.

Our credit agreement with Wells Fargo Bank is a secured, recourse obligation and exposes us to interest rate and margin call risks.

We have financed certain of our investments pursuant to a credit agreement we have entered into with Wells Fargo Bank. This borrowing agreement exposes us to a variety of risks, including the following:

•
It is priced at floating rates based on one-month LIBOR, or the London Interbank Offered Rate. Therefore, increases in the one-month LIBOR rate will cause our borrowing costs to increase and our net income to decrease.

•
The agreement is recourse to all of our other assets. In the event we are unable to satisfy our payment obligations under the agreement from the assets securing our borrowings, we will remain obligated to satisfy these obligations out of other assets of our company.

•
We are subject to margin call risk under the credit agreement documents. Wells Fargo has the right in its sole discretion to revalue our collateral, provided that Wells Fargo may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations. In the event Wells Fargo determines that the value of our collateral has decreased, it has the right to make a margin call. A margin call would require us to make up any collateral shortfall with cash or additional portfolio assets. We may not have sufficient cash or portfolio assets to do so. A failure to meet a margin call could cause us to default under the agreement and otherwise have a material adverse effect on our financial condition and operating results.

•
We have borrowed the full amount permitted under the loan documents based on the lender’s current valuation of our collateral. In order to borrow any additional amounts under the credit agreement, we will be required to post additional collateral. Further, Wells Fargo has the right to reject any asset that we seek to finance pursuant to the credit agreement.

Leveraging our portfolio is an important component of our strategy and subjects us to increased risk of loss.

A key component of our strategy is to borrow against, or leverage, our assets to allow us to invest in a greater number of assets and enhance our asset returns. However, leverage also subjects us to increased risk of loss. We are highly leveraged compared to certain of our competitors. The use of leverage may result in increased losses to us in the following ways:

•
We rely on the cash flows from the assets financed to fund our debt service requirements. Therefore, in the event of a tenant default on its rent payments, our losses are expected to increase as we will need to fund our debt service requirements from other sources.

•
To the extent we have financed our assets under our variable rate credit agreement with Wells Fargo Bank, our debt service requirements will increase as short-term interest rates rise. In addition, if short-term interest rates rise in excess of the yields on our assets financed, we will be subject to losses.

•
Our lenders will have a first priority claim on the collateral we pledge and the right to foreclose on the collateral. Therefore, if we default on our debt service obligations, we would be at risk of losing the related collateral.

•
Our credit agreement with Wells Fargo Bank is a fully recourse lending arrangement. Therefore, if we default on this agreement, our lenders will have general recourse to our company’s assets, rather than limited recourse to just the assets financed.

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

Certain of our assets are cross-collateralized, and certain of our indebtedness is cross-defaulted.

As of December 31, 2010, our three Nestlé properties all serve as collateral for a single mortgage note on the three properties. In addition, (1) our CDO is secured by interests in 67 of our investments, (2) our secured term loan is secured by interests in 28 of our investments and (3) our credit agreement with Wells Fargo is secured by interests in 23 of our investments. To the extent that any of our investments are cross-collateralized, the lender will have recourse to any and all of the assets that secure the debt in the event that we default under the loan documents. Therefore, cross-collateralizing our investments generally exposes us to increased risk of loss under the related financing arrangement.

In addition, our credit agreement with Wells Fargo Bank and our convertible senior notes contain cross-default provisions, meaning that a default under one obligation could result in the other lender accelerating the maturity of our obligations to them.

We may not be able to finance our investments on a long-term basis on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

As part of our investment strategy, we may acquire new assets and finance them on a floating rate, recourse borrowing agreement with the expectation that we will obtain long-term, fixed rate, non-recourse financing in the future. During the period we finance these assets on a recourse facility, we bear the risk of being unable to finance the assets on a non-recourse basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to finance such assets on a non-recourse basis, we may be unable to pay down our recourse borrowings, or be required to liquidate the assets at a loss in order to do so. If we sell an asset at less than what the lender has advanced to us against that asset, we will remain liable to the lender for the shortfall because of the recourse nature of the facility.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have used CDO financings in the past and may continue to do so in the future. We retain the subordinate classes of bonds in our CDO financings. The terms of the CDO securities issued by us include cash flow coverage tests that are used primarily to determine whether and to what extent principal and interest proceeds on the underlying assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. These cash flow coverage tests consist of an overcollateralization test and an interest coverage test. The overcollateralization test ensures that a minimum amount of collateral principal amount secures the related notes. The interest coverage test ensures that cash coupon payments generated from the CDO collateral will be adequate to pay fees and interest due on the related notes.

In the event the cash flow coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy these coverage tests could adversely affect our operating results and cash flows and hence our liquidity.

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

We have developed certain lease enhancement mechanisms designed to reduce the risks inherent in our net lease investments. These lease enhancement mechanisms include:

•
casualty and condemnation insurance policies that protect us from any losses due to any rights the tenant may have to terminate the underlying net lease or abate rent as a result of a casualty or condemnation event; and

•
borrower reserve funds that protect us from any losses due to any rights the tenant may have to terminate the underlying net lease or abate rent as a result of the failure of the property owner to maintain and repair the property or related common areas.

These lease enhancement mechanisms may not protect us against all losses. For example, our casualty and condemnation policies typically contain exclusions relating to war, insurrection, rebellion, revolution or civil riot and radioactive matter, earthquakes (in earthquake zones) and takings (other than by condemnation) by reason of danger to public health, public safety or the environment. In addition, amounts in the borrower reserve fund may be insufficient to cover the cost of maintenance or repairs, and the borrower may fail to perform such maintenance or repairs at its own expense. The failure of our lease enhancement mechanisms may result in the loss of all or part of our capital invested in, and profits anticipated from, our investment, and could adversely affect our financial condition, liquidity and operating results.

We depend on our insurance carriers to provide and honor lease enhancements.

There are a limited number of insurance carriers from whom we can obtain specialized lease enhancement insurance policies, and, therefore, our ability to replace one or more of our current carriers is restricted. Any of the following developments with respect to our carriers may have a material adverse effect on our financial condition, liquidity and operating results:

•	a deterioration in our relationship with one or more of the carriers;

•	a bankruptcy or other material adverse financial development with respect to one or more of the carriers; and

•	a dispute as to policy coverage with one or more of the carriers.

We may determine not to apply lease enhancement mechanisms that would otherwise protect us.

In determining whether a lease enhancement mechanism is appropriate, we examine the costs and benefits of the lease enhancement mechanism in light of our analysis of the risks associated with the underlying net lease. As a result of this analysis, we may decline to apply a lease enhancement mechanism that would otherwise protect us. Actual losses may exceed our estimates and, therefore, our decision not to apply appropriate lease enhancement mechanisms may result in the loss of all or part of our capital invested in, and profits anticipated from, our investment, and could adversely affect our financial condition, liquidity and operating results.

Risks Related to Business Strategy and Policies

We face significant competition that could harm our business.

We are subject to significant competition in each of our business segments. We compete with specialty finance companies, insurance companies, investment banks, savings and loan associations, banks, mortgage bankers, mutual funds, institutional investors, pension funds, hedge funds, other lenders, governmental bodies and individuals and other entities, including REITs. We may face new competitors and, due to our focus on single tenant properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we may not encounter the same competitors in each region of the United States. Many of our competitors have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments, may have access to lower cost capital and may succeed in buying the assets that we target for acquisition. We may incur costs on unsuccessful acquisitions that we will not be able to recover. Our failure to compete successfully could have a material adverse effect on our financial condition, liquidity and operating results.

Our network of investment sale brokers and independent mortgage brokers may sell investment opportunities to our competitors.

An important source of our investments is our network of investment sale brokers and independent mortgage brokers. These brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with many of these brokers and actively compete with us in our efforts to obtain investments from these brokers. As a result, we may lose potential transactions to our competitors, causing our investment pace to fail to meet market expectations, which could have a material adverse effect on the market price of our stock.

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

We expect to fund future investments primarily from debt or equity capital. Therefore, our ability to grow is dependent upon the availability of debt or equity capital from public or institutional investors. Further, additional debt and/or equity capital may not be available to us at an acceptable cost. The capital markets also have been, and in the future may be, adversely affected by various other events or conditions beyond our control, such as the United States’ military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies, such as Lehman Brother Holdings Inc. and Enron Corp. Events such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business. As a REIT, we will also be dependent upon the availability and cost of capital in the REIT markets specifically, which can be impacted by various factors such as interest rate levels, the strength of real estate markets and investors’ appetite for REIT investments. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future investments, or at an acceptable cost.

Future offerings of debt and equity may not be available to us or may adversely affect the market price of our common stock.

We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which would include classes of preferred stock, common stock and senior or subordinated notes. All debt securities and other borrowings, as well as all classes of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity, reduce the market price of shares of our common stock, or be of preferred stock having a distribution preference that may limit our ability to make distributions on our common stock. Market conditions could cause us to seek sources of potentially less attractive capital. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

We may fail to manage our anticipated growth.

As of December 31, 2010, our company had 19 employees. As our asset base and/or portfolio management duties continue to grow, we may experience a significant strain on our management, operational, financial and other resources. Our ability to manage growth effectively will require us to continue to improve our operational and financial systems, potentially expand our employee base and train and manage our employees and develop additional management expertise. Failure to manage growth effectively could have a material adverse effect on our financial condition, liquidity and operating results.

The concentration of our company’s common stock could have an adverse impact on the value of your investment.

As of December 31, 2010, approximately 41.4% of our common stock was owned by seven different institutional investors (based on SEC filings made by these investors). This concentration of ownership could have an adverse impact on the value of your investment, including as a result of the following:

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

Item 4.	[Removed and Reserved.]

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information and Holders of Record

Our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LSE” since our initial public offering on March 19, 2004. On February 15, 2011, the reported closing sale price per share of common stock on the NYSE was $5.69 and there were 769 holders of record of our common stock. The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year	Low	High
2009
First Quarter	$1.46	$2.43
Second Quarter	1.92	3.51
Third Quarter	2.63	4.45
Fourth Quarter	3.08	5.07

2010
First Quarter	$3.99	$5.72
Second Quarter	4.44	6.30
Third Quarter	4.42	5.81
Fourth Quarter	5.45	6.32

Dividends

The table below sets forth the cash dividends paid on our common stock for the periods indicated:

Quarter Ended	Dividend Payment Date	Dividend per Share
2009
March 31, 2009	April 15, 2009	$0.05
June 30, 2009	July 15, 2009	0.05
September 30, 2009	October 15, 2009	0.05
December 31, 2009	January 15, 2010	0.06

2010
March 31, 2010	April 15, 2010	$0.06
June 30, 2010	July 15, 2010	0.06
September 30, 2010	October 15, 2010	0.06
December 31, 2010	January 18, 2011	0.065

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

Tax Characteristics of 2010 Dividends

The following table summarizes the taxable nature of our common dividends during 2010:

Total common dividend per share (tax basis)	$0.245
Capital gain	0.00%
Ordinary income	0.00%
Return of capital	100.00%
100.00%

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 REIT Index from December 31, 2005 through December 31, 2010. The graph assumes that you invested $100 at the close of market on December 31, 2005 in our common stock and each of the indexes, with dividends reinvested. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of our common stock.

	Base
	Period
Company / Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
CapLease, Inc.	100	118.17	92.90	20.61	55.90	77.73
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P 500 REIT Index	100	141.75	117.51	69.11	86.40	113.81

Item 6.	Selected Financial Data.

The following selected historical financial information for the five years ended December 31, 2010 is derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations data
Revenues:
Rental revenue	$125,662	$134,496	$135,026	$122,064	$76,127
Interest income from loans and securities	27,620	30,667	35,040	35,368	32,446
Property expense recoveries	12,159	11,473	11,457	11,215	8,828
Gains on sale of mortgage loans and securities	—	—	—	—	2,923
Other revenue	974	1,532	764	583	1,903
Total revenues	166,415	178,168	182,287	169,770	122,227
Expenses:
Interest expense	84,850	90,270	98,217	96,419	62,350
Property expenses	24,715	20,442	19,526	18,556	15,511
Loss (gain) on derivatives	—	—	19,496	(203)	(413)
Loss on investments	7,949	26,885	3,663	427	907
General and administrative expenses	10,659	10,894	11,669	10,660	9,769
General and administrative expenses - stock based compensation	2,541	2,118	1,978	1,621	2,621
Depreciation and amortization expense on real property	48,409	51,410	53,132	46,866	24,782
Loan processing expenses	268	309	314	306	268
Total expenses	179,391	202,328	207,995	174,652	115,795
(Loss) gain on extinguishment of debt	(293)	9,829	1,713	1,363	—
Provision for income taxes	—	(201)	—	—	—
(Loss) income from continuing operations	(13,269)	(14,532)	(23,995)	(3,519)	6,432
Income from discontinued operations	77	514	707	981	834
Net (loss) income before non-controlling interest in consolidated subsidiaries	(13,192)	(14,018)	(23,288)	(2,538)	7,266
Non-controlling interest in consolidated subsidiaries	52	51	124	33	(17)
Net (loss) income	(13,140)	(13,967)	(23,164)	(2,505)	7,249
Dividends allocable to preferred shares	(5,618)	(2,844)	(2,844)	(2,844)	(2,844)
Net (loss) income allocable to common stockholders	$(18,758)	$(16,811)	$(26,008)	$(5,349)	$4,405

Earnings per share:
Net (loss) income per common share, basic and diluted	$(0.33)	$(0.34)	$(0.57)	$(0.13)	$0.14
Weighted average number of common shares outstanding, basic	56,189	49,297	45,526	40,739	31,939
Weighted average number of common shares outstanding, diluted	56,189	49,297	45,526	40,739	31,941
Dividends declared per common share	$0.25	$0.21	$0.60	$0.80	$0.80
Dividends declared per preferred share	$2.03	$2.03	$2.03	$2.03	$2.03

Other data
Cash flows from operating activities	$47,689	$56,614	$64,359	$30,945	$27,443
Cash flows from investing activities	(25,051)	70,342	9,547	(309,062)	(361,854)
Cash flows from financing activities	(28,442)	(96,849)	(99,514)	307,739	319,520

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance sheet data
Real estate investments, net	$1,398,399	$1,408,819	$1,510,413	$1,563,570	$1,115,001
Loans held for investment	210,040	221,211	285,779	269,293	273,170
Commercial mortgage-backed securities	145,965	153,056	161,842	198,187	183,066
Cash and cash equivalents	32,742	38,546	8,439	34,047	4,425
Structuring fees receivable	326	3,410	1,863	2,576	3,253
Total assets	1,870,271	1,904,415	2,045,525	2,158,067	1,644,300
Mortgages on real estate investments	928,429	943,811	972,324	983,770	794,773
Collateralized debt obligations	254,210	263,310	268,265	268,227	268,190
Repurchase agreement obligations	—	—	—	232,869	195,485
Credit agreement	105,345	126,262	189,262	—	—
Secured term loan	101,880	114,070	123,719	129,521	—
Convertible senior notes	33,926	49,452	66,239	68,017	—
Other long-term debt	30,930	30,930	30,930	30,930	30,930
Total stockholders’ equity	350,472	313,210	323,578	356,440	307,656

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those financial statements, included elsewhere in this filing. Except where otherwise indicated or where the context is clear, the portfolio statistics in Item 7 of this Form 10-K represent or are calculated from our carry value for financial reporting purposes before depreciation and amortization. With respect to our loan portfolio, we have adjusted our carry value to exclude a $0.5 million general loss reserve.

Overview

We are a REIT that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. We focus on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.  We also continue to be opportunistic and have made and expect to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

Our primary business line is and we expect will continue to be the ownership of single tenant properties. We also have a portfolio of first mortgage loans and other debt investments on single tenant properties and may continue to make such debt investments from time to time on an opportunistic basis in the future.

As a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant. As of December 31, 2010, we had an approximately $2.0 billion investment portfolio, including $1.6 billion of owned properties and $0.4 billion of loans and other debt investments.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio. We are also intensely focused on growing revenues by re-letting vacant space within our portfolio. As of December 31, 2010, the occupancy rate in our owned property portfolio was 95.9% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and our two office buildings in Omaha, Nebraska. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries). With the exception of our credit agreement with Wells Fargo Bank, all of our debt is currently fixed rate and, therefore, the interest expense we pay is not subject to fluctuation based on changes in market interest rates. Our credit agreement with Wells Fargo Bank is floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular the one-month LIBOR rate, increases.

The average remaining lease term on our owned properties is approximately 7 years, although we have some leases that are scheduled to mature over the next few years. We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or the terms of renewal or re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 72% as of December 31, 2010. Our leverage ratios by segment as of December 31, 2010 were approximately 66% for the owned properties segment and 85% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

We expect our leverage level to continue to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions. During 2010, the focus of our portfolio activity was on strengthening our balance sheet through debt repayment and/or repurchase and on resuming portfolio growth as market conditions permitted during the second half of the year.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We also had $170.2 million of recourse debt obligations outstanding as of December 31, 2010, including $105.3 million outstanding under our credit agreement with Wells Fargo Bank which is scheduled to mature in July 2013.

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

Business Environment

The performance of our existing portfolio and our ability to add new assets will continue to be impacted by market conditions.  Commercial real estate market conditions are improving, although various signs of weakness still persist.  For example, delinquency rates on commercial real estate loans remains at historic highs, which has impacted the amount and terms of credit available for new transactions.  Further, overall transaction volumes remain lower and interest rates remain at historic lows, which has driven significant competition for new investment opportunities.  We cannot provide any assurance as to when and at what yields and other terms we will be able to add new assets to our portfolio.

In addition, while rents and property values have been recovering in some markets, weakness and uncertainty persists, particularly in those markets hardest hit by the recent downturn.  We have a series of leases maturing over the next several years and commercial real estate conditions in the relevant markets at lease maturity will have a significant impact on our ability to retain tenants or re-let vacant properties promptly and on favorable terms as leases mature.

We also have a series of non-recourse mortgages on our owned properties maturing over the next several years and lending for commercial real estate transactions, while improving, remains uneven and muted, which could impact our ability to sell properties and refinance maturing debt on favorable terms or at all.

We cannot make any assurance that capital markets will be favorable to us at any time, which could impact our ability to raise capital to support our business, including to add new assets to our portfolio and support additional investments in our existing assets.

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

Impairment on Owned Real Properties.

We are required under GAAP to review our owned properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. Our estimates could differ materially from actual results.  We did not record any impairment losses on our owned properties during 2010.  We recorded impairment losses on our owned properties of $16.0 million in 2009 (including $11.9 million on the write-down to estimated fair value of a property in Johnston, Rhode Island that is now vacant and $4.1 million on the sale of one property during 2009 and a second property sold during 2010), and $0.4 million in 2008.

Impairment of Loan Investments.

We are required under GAAP to periodically evaluate each of our loan investments for possible impairment. In accordance with applicable accounting guidance, our impairment analysis includes both a general reserve component (on performing loans) and an asset-specific component (on loans where we have deemed it probable that we will not be able to collect all amounts due according to the contractual terms). Significant judgment is required in the analysis of each component, including (under the general reserve component) making estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries, and (under the asset-specific component) evaluating factors such as the status of the loans (i.e., current or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of our collateral, and the amount and status of any senior debt. These estimates are highly subjective and could differ materially from actual results. As of December 31, 2010, we had a general loan loss reserve of $0.5 million (established in 2008) and an asset-specific loan loss reserve related to a mezzanine loan investment of $0.4 million (established in 2009).

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

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through December 31, 2010, we have assigned no value to tenant relationships on any of our acquisitions.

Commercial Mortgage-Backed Securities.

Under applicable accounting guidance, we estimate the fair value on our investments in securities quarterly. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, index pricing, market yields and credit spreads on securities with similar credit ratings and duration, collateral values, and liquidity of the security. Our estimates of fair value are subject to significant variability based on market conditions, including interest rates and credit spreads. We are then required under GAAP to assess whether any unrealized losses on securities below our carry value reflect a decline in value which is other-than-temporary. If an other-than-temporarily impaired security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings. Otherwise, losses on the security must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity. Significant judgment is required in this analysis. Current credit market conditions have made these judgments even more challenging. In determining whether a decline in value is other-than-temporary, we consider whether the decline is due to factors such as changes in interest rates or credit spreads (indicator of temporary decline) or credit rating downgrades on the securities or credit defaults on the underlying collateral assets (indicator of an other-than-temporary decline). In estimating other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood and expected timing of any default, (2) whether we expect to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. We recorded other-than-temporary impairment losses on our CMBS securities of $7.9 million in 2010, $0.1 million in 2009, $1.0 million in 2008.

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

Property Acquisitions

During the quarter ended December 31, 2010, we completed the following real estate acquisition.

Month Acquired	Tenant	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
December	Cooper Tire & Rubber Company	500 Bartram Parkway, Franklin, IN	$32.5 million	May 2021	807,042

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Segment data for the year ended December 31, 2010 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$856	$138,438	$27,121	$166,415
Total expenses	19,799	133,647	25,945	179,391
Loss on extinguishment of debt	(293)	-	-	(293)
Income (Loss) from continuing operations	(19,237)	4,791	1,177	(13,269)
Total assets	48,213	1,463,362	358,696	1,870,271

Segment data for the year ended December 31, 2009 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$492	$147,408	$30,268	$178,168
Total expenses	21,210	150,516	30,602	202,328
Gain on extinguishment of debt	9,829	-	-	9,829
Provision for income tax	201	-	-	201
Loss from continuing operations	(11,090)	(3,109)	(333)	(14,532)
Total assets	54,618	1,471,987	377,810	1,904,415

Segment data for the year ended December 31, 2008 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$777	$147,172	$34,338	$182,287
Total expenses	23,457	144,776	39,762	207,995
Gain on extinguishment of debt	1,713	-	-	1,713
Income (loss) from continuing operations	(20,967)	2,396	(5,424)	(23,995)
Total assets	26,620	1,566,405	452,500	2,045,525

Comparison of Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following discussion compares our operating results for the year ended December 31, 2010 to the comparable period in 2009.

Revenue.

Total revenue decreased $11.8 million, or 7%, to $166.4 million. The decrease was primarily attributable to decreases in rental revenue and interest income.

Rental revenue and property expense recoveries, in the aggregate, decreased $8.1 million, or 6%, to $137.8 million, primarily reflecting the vacancy of our property in Johnston, Rhode Island during the fourth quarter of 2009.

Interest income decreased $3.0 million, or 10%, to $27.6 million during 2010, primarily as a result of lower loan balances and lower interest rates on cash balances.

Other revenue decreased $0.6 million, or 36%, to $1.0 million, from $1.5 million, primarily reflecting the lease termination payment we received on the Omaha, Nebraska properties during 2009.

Expenses.

Total expenses decreased $22.9 million, or 11%, to $179.4 million. The decrease in expenses was primarily attributable to higher investment losses in the 2009 period, and lower interest expense and depreciation expense in the 2010 period, offset in part by higher property expenses in the 2010 period.

Interest expense decreased $5.4 million, or 6%, to $84.8 million, from $90.3 million. The decrease in the 2010 period resulted primarily from $2.1 million of lower interest expense on floating rate borrowings (resulting from lower borrowings in the 2010 period), $1.5 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.8 million of lower interest expense on property mortgages, $0.7 million of lower interest expense on the secured term loan and $0.4 million of lower interest expense on collateralized debt obligations due to repurchases in 2009. The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $107 million at 3.66% during the 2010 period (average one-month LIBOR of 0.27%), compared with approximately $157 million at 3.71% during the 2009 period (average one-month LIBOR of 0.35%). Market interest rates remained low during 2010 but we cannot predict the level of market interest rates in the future.

Property expense increased $4.3 million, or 21%, to $24.7 million, primarily reflecting carrying costs associated with the Johnston, Rhode Island property of approximately $1.7 million and expenses on the Omaha, Nebraska properties where the leases are now gross and were previously net during 2009 when the property was leased to a single tenant.  The net amount of property expenses we incurred in 2010 (net of expense recoveries from our tenants) was $12.6 million, compared to $9.0 million in 2009.

We had losses on investments of $7.9 million during 2010, compared to losses on investments of $26.9 million in 2009. The 2010 losses reflect other-than-temporary impairment losses primarily on one security investments (see Note 5).  The 2009 losses reflect a $11.9 million impairment loss on the Johnston, Rhode Island property that is now vacant (see Note 3), an aggregate of $14.4 million of impairment losses on four assets that were sold during 2009 (two loans, one property and one security) and one asset that was sold during 2010 (Cott property) (see Note 6), $444 of impairment losses on a mezzanine loan investment (see Note 4), and $133 of impairment losses on a security investment (see Note 5).

General and administrative expense in 2010 was largely unchanged from 2009, as it decreased $0.2 million, or 2%, to $10.7 million, from $10.9 million.

General and administrative expense-stock based compensation increased $0.4 million, or 20%, to $2.5 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.  As of December 31, 2010, $3.2 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014). As of December 31, 2010, the grant date fair value for awards of 31,350 restricted shares made in 2007, 78,690 restricted shares made in 2008, 314,145 restricted shares made in 2009 and 192,900 restricted shares made in 2010, has not yet been determined because the grant date (as defined under relevant accounting guidance) had not yet occurred.

Depreciation and amortization expense on real property decreased $3.0 million, or 6%, to $48.4 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled lease maturity in July 2009.

Gain/loss on extinguishment of debt.

We had $9.8 million of non-cash gains on extinguishment of debt in 2009, compared to a loss of $0.3 in the 2010 period.  These amounts related primarily to repurchases of our convertible senior notes (see Note 9).

Net (loss).

Net (loss) decreased $0.8 million, to $(13.1) million in 2010, from $(14.0) million in 2009, as lower loss on investments, interest expense and depreciation and amortization expense on real property during 2010 was substantially offset by lower revenues and gain on debt extinguishment and higher property expenses during 2010. Net (loss) allocable to common stockholders was $(18.8) million in 2010, reflecting dividends to preferred stockholders of $5.6 million.

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

Interest expense decreased $7.9 million, or 8%, to $90.3 million, from $98.2 million. The decrease in the 2009 period resulted primarily from $5.0 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and interest rates in the 2009 period), $1.6 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.8 million of lower interest expense on property mortgages and $0.5 million of lower interest expense on the secured term loan. The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $157 million at 3.71% during the 2009 period (average one-month LIBOR of 0.35%), compared with approximately $202 million at 5.44% during the 2008 period (average one-month LIBOR of 2.91%). Market interest rates were low during 2009 but we cannot predict the level of market interest rates in the future.

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

We had no loss on derivatives in 2009, compared to a $19.5 million loss on derivatives in the 2008 period. The loss in the 2008 period relates primarily to $18.1 million of losses we realized in November 2008 when we closed our only open hedge position. As of December 31, 2007 and during most of 2008, we had a single open interest rate swap, intended to manage our exposure to interest rate movements for a planned long-term financing of assets financed on our credit agreement with Wachovia Bank. During November 2008, we closed the swap as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates. The full amount of the realized loss on closing the swap of $15.2 million, along with $2.9 million of related losses previously deferred in Other Comprehensive Income/Loss on our Consolidated Balance Sheet, were charged directly to our Consolidated Statement of Operations, as the swap position no longer represented an effective cash flow hedge under applicable accounting guidance. We currently have no open hedge positions and did not have any open hedge positions during 2009 or 2010.

Loss on investments was $26.9 million in 2009, compared to $3.7 million in 2008. The 2009 losses reflect a $11.9 million impairment loss on the Johnston, Rhode Island property that is now vacant (see Note 3), an aggregate of $14.4 million of impairment losses on four assets that were sold during 2009 (two loans, one property and one security) and one asset that was sold during 2010 (Cott property) (see Note 6), $444 of impairment losses on a mezzanine loan investment (see Note 4), and $133 of impairment losses on a security investment (see Note 5). Losses in 2008 reflect a $1.1 million write-off of the investment in Matapeake in the fourth quarter, a $1.0 million impairment loss on securities investments in the fourth quarter (see Note 5), a $0.7 million write-off of a development loan in the third quarter, a $0.5 million general reserve for loan losses in the fourth quarter (see Note 4), and a $0.4 million impairment loss on the Cott property in the third quarter (see Note 6).

General and administrative expense decreased $0.8 million, or 7%, from $11.7 million to $10.9 million, primarily reflecting higher legal expenses in the 2008 period related to our legal actions involving the real property we own in Johnston, Rhode Island.

General and administrative expense-stock based compensation increased $0.1 million. The increase was primarily a result of an additional year of stock awards and an increase in estimated vesting percentage in the 2009 period, offset in part by reduced amortization expense related to the vesting of prior year awards. As of December 31, 2009, $3.3 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2014). As of December 31, 2009, the grant date fair value for awards of 23,557 restricted shares made in 2006, 62,700 restricted shares made in 2007, 118,035 restricted shares made in 2008 and 418,859 restricted shares made in 2009, had not yet been determined because the grant date (as defined under relevant accounting guidance) had not yet occurred.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

	Year ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Net loss allocable to common stockholders	$(18,758)	$(16,811)	$(26,008)
Add (deduct)
Non-controlling interest in consolidated subsidiaries	(52)	(51)	(124)
Depreciation and amortization expense on real property	48,409	51,410	53,132
Depreciation and amortization expense on discontinued operations	–	282	889
Funds from operations	$29,599	$34,830	$27,889

Weighted average number of common shares outstanding, diluted	56,189	49,297	45,526
Weighted average number of OP units outstanding	156	156	230
Weighted average number of common shares and OP units outstanding, diluted	56,345	49,453	45,756

Net loss per common share, basic and diluted	$(0.33)	$(0.34)	$(0.57)
Funds from operations per share	$0.53	$0.70	$0.61

Liquidity and Capital Resources

Short-Term Liquidity.

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital. We may also use revolving loan borrowings under our credit agreement with Wells Fargo Bank to finance, likely on a short-term basis, a portion of our new investment activity.  As of December 31, 2010, we had $32.7 million in available cash and cash equivalents. As of February 17, 2011, we had $40.4 million in available cash and cash equivalents. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared total cash dividends of $0.245 per share of common stock during the year ended December 31, 2010, including $0.06 per share in each of the first, second and third quarters, and $0.065 per share in the fourth quarter. We declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the first, second, third and fourth quarters of 2010. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

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

Our primary long-term liquidity requirement is repayment of our debt obligations. We intend generally to manage our debt maturities by refinancing or repaying the related debt at maturity. We expect to utilize a combination of (i) cash on hand, (ii) cash from sales of assets which may include the collateral for the debt, and (iii) cash from future debt or equity capital raises to fund any liquidity needed to satisfy these obligations. These actions, however, may not enable us to generate sufficient liquidity to satisfy our borrowings and, therefore, we cannot provide any assurance we will be able to refinance or repay our debt obligations as they come due. Our ability to refinance debt, sell assets and/or raise capital on favorable terms will be highly dependent upon prevailing market conditions. See “Item 1A—Risk Factors—Our use of debt financing could have a material adverse effect on our financial condition.” in this Annual Report on Form 10-K.

We have two recourse debt obligations that are scheduled to mature over the next few years. Our convertible senior notes can be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October 2012 and our credit agreement with Wells Fargo Bank is scheduled to mature in July 2013. The convertible senior notes are unsecured obligations and the credit agreement with Wells Fargo Bank is a secured borrowing agreement. With respect to the convertible notes, we have through various repurchase transactions reduced the principal amount of notes outstanding to $35.0 million as of December 31, 2010 (from $75 million at original issuance in October 2007). We may continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at or prior to maturity. With respect to the Wells Fargo Bank agreement, we entered into an amendment and restatement of the agreement in July 2010, which, among other things, extended the maturity date until July 2013.

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

We have various non-recourse mortgage debt obligations that are scheduled to mature in the future beginning in September 2011. See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-K. In connection with the maturity of our mortgage debt obligations, we intend to evaluate a variety of alternatives with respect to our investment in the subject property, including refinancing the debt, utilizing cash on hand and other sources of liquidity to repay the mortgage debt, and selling the property. If we are unsuccessful with one or more of these alternatives, we could convey the property to the lender to satisfy in full our obligations under the non-recourse debt.

We hold two mortgage note obligations on the Travelers Corporation property in Hartford, Connecticut, one scheduled to mature in September 2011 and the second in October 2011, and our lease with Travelers Corporation is scheduled to mature in October 2011. The remaining rent payments from Travelers will be fully utilized to amortize in full the principal on the note that matures in September 2011, while the note that matures in October 2011 does not require current debt service and is scheduled to accrete in value to $18.9 million due at maturity. We do not expect Travelers to renew its lease at this property.  Our willingness to re-lease the property will be dependent to a large degree on our ability to either restructure the existing mortgage debt or secure new debt.  If we are unsuccessful in our efforts to restructure the existing debt or secure new debt, we could convey the property to the lender to satisfy in full our obligations under the non-recourse mortgage debt, which would trigger an impairment charge on the property with a fully offsetting gain on extinguishment of debt.  The above impairment charge and gain on debt extinguishment, if any, may not be recorded in the same financial reporting period.

Our mortgage debt obligations are non-recourse and not cross-defaulted with our other debt obligations, and therefore, default of any of our mortgage debt obligations will not threaten the viability of our company, although it could result in us losing all or some of our remaining investment in the property.

As an owner of commercial real estate, we will be required to make capital expenditures to maintain and upgrade our properties. We expect the vast majority of these expenditures will be made as the leases mature and we renew existing leases or find new tenants to occupy the property. Any estimates we make of expected capital expenditures are highly subjective and actual amounts we spend may differ materially and will be impacted by a variety of factors, including market conditions which are beyond our control. We may be required to incur additional debt, sell assets and/or raise capital to generate the liquidity needed to pay for capital expenditures on our properties, and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions. Our ability to satisfy our long-term liquidity requirements could be materially adversely affected by capital expenditures we make on our owned properties.

Sources of Equity Capital.

We have implemented a dividend reinvestment and direct stock purchase plan and an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), each of which may be utilized by us from time to time to sell shares of our common stock and increase liquidity. During March 2010, we expanded our “at the market offering” program to enable us to sell shares of our Series A preferred stock and increase liquidity. During December 2010, we expanded our common stock “at the market offering” program to include a new sales agent, Merrill Lynch, Pierce Fenner & Smith Incorporated. We completed a refresh of our shelf registration statement in February 2011, and now have an effective shelf registration statement under which we can offer an aggregate of $500 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time.

In March 2007, we implemented a dividend reinvestment and direct stock purchase plan. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us (which may be sold at a discount of up to 5% off of the average of the high and low sales prices on the applicable investment date) or (ii) purchased by the plan administrator in the open market, at our discretion. During the year ended December 31, 2010, we issued 103 shares of common stock through the plan at a price of $5.85 per share. During the year ended December 31, 2009, we issued 807,661 shares of common stock through the plan at an average price of $3.60 per share. As of December 31, 2010, we have reserved an aggregate of 6,857,740 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan. We issued a small number of new shares through the plan during December 2010 and January 2011, at a two percent discount off of the market price of the common stock (as determined under the plan). We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

We have entered into a sales agreement with Brinson Patrick Securities Corporation that permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick agrees to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors initially authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock through the program from time to time, of which 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock have been sold. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

We have entered into a separate sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated pursuant to which we may sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch agrees to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

The following table summarizes our shares of common stock and Series A preferred stock through the Brinson Patrick and Merrill Lynch “at the market offering” programs during the quarter and year ended December 31, 2010.

	During the three months ended December 31, 2010				During the year ended December 31, 2010
	Number of Shares	Average Price	Compensation to Agent	Net Proceeds (1)	Number of Shares	Average Price	Compensation to Agent	Net Proceeds (1)
Brinson Patrick – common stock	283,100	$6.11	$25,953	$1,704,253	2,134,400	$4.86	$176,745	$10,202,192
Brinson Patrick – Series A preferred stock	4,300	$24.95	$1,609	$105,671	4,900	$24.96	$1,835	$120,473
Merrill Lynch – common stock	3,100	$6.01	$373	$18,256	3,100	$6.01	$373	$18,256

(1)	Net proceeds above does not include incidental third-party expenses associated with the at-the-market programs.

We completed a refresh of our shelf registration statement in February 2011, and now have an effective shelf registration statement under which we can offer an aggregate of $500 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time, including an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement, and an aggregate of 8,996,900 shares of common stock reserved for sale under the Merrill Lynch sales agreement. We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time. In addition to the stock issuances through our “at the market offering” program discussed above, we executed the following transactions off of our shelf registration statement during the year ended December 31, 2010.

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

We have now fully deployed the approximately $65.3 million of net proceeds from the share issuances we completed in 2010, with $49.4 million used to reduce recourse indebtedness and the remaining $15.9 million utilized to fund a portion of the purchase price of the real property we purchased in December 2010.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of December 31, 2010, and December 31, 2009 (dollars in thousands).

	Dec 31, 2010	Dec 31, 2009
Debt
Mortgages on real estate investments	$928,429	$943,811
Collateralized debt obligations	254,210	263,310
Credit agreement	105,345	126,262
Secured term loan	101,880	114,070
Convertible senior notes	33,926	49,452
Other long-term debt	30,930	30,930
Total Debt	$1,454,720	$1,527,835

Assets
Total assets	$1,870,271	$1,904,415
Accumulated depreciation and amortization on owned properties	239,990	190,166
Intangible liabilities on real estate investments	(37,405)	(39,591)
Prepaid expenses and deposits	(2,197)	(1,267)
Accrued rental income	(39,506)	(35,317)
Debt issuance costs, net	(5,999)	(7,653)
Other	(720)	(988)
Total Assets, as adjusted	$2,024,434	$2,009,765

Leverage (Total Debt/Total Assets, as adjusted)	72%	76%

The following table sets forth the computation of our leverage ratios by segment as of December 31, 2010 (dollars in thousands).

(in thousands)	Mortgage Debt	CDO Debt	Secured Term Loan Debt	Credit Agreement Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$928,429	$30,521	$30,498	$95,610	$1,085,058	$1,648,892	66%
Debt Investments	–	223,688	71,382	9,735	304,805	356,906	85%

(1)
Represents our carry value for financial reporting purposes before depreciation and amortization on owned properties. The carry value of our debt investments has been adjusted to exclude a $500 general loss reserve.

We expect our leverage level to continue to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed. Through December 31, 2010, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse first mortgage financings (on most of our owned real properties) and two non-recourse term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). As of December 31, 2010, we have financed on a long-term basis an aggregate of approximately $1.77 billion of portfolio assets with third party first mortgage debt of $928.4 million and term financings of $356.1 million.

Long-Term Mortgage Financings.

We have financed most of our owned properties through traditional first mortgage financings provided through the commercial mortgage-backed securitization market. We also have utilized the term financings described below to add incremental leverage on many of our owned properties.

During the quarter ended December 31, 2010, we did not obtain any new mortgage financings. As of December 31, 2010, we had $928.4 million of non-recourse first mortgage debt at a weighted average coupon of 5.62% and a weighted average effective financing rate of 5.6%.

Our mortgage financings are all fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes are often interest only for all or a portion of the note term, and thus require a balloon payment at maturity. As described above, we cannot provide any assurance we will be able to refinance or repay these obligations at maturity and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions. See “Business Environment” above and “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

Term Financings.

We have financed most of our loan and securities investments as well as a select number of our owned properties through the term financings described below. As noted above, we have also utilized term financings to add incremental leverage on our owned properties financed with mortgage debt.

In December 2007, we completed a $129.5 million original principal balance secured term loan. Upon closing of the financing, we pledged approximately $163.1 million principal amount of collateral to secure our obligations under the loan. As of December 31, 2010, we had $101.9 million outstanding under the secured term loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

We also completed an entirely fixed rate CDO financing in March 2005. We aggregated approximately $300 million face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and issued $285 million face amount of multi-class notes and $15 million face amount of preferred equity through the securitization vehicle. The assets serve as collateral for our obligations under the notes. The securitization vehicle is a special purpose entity, or SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other matters related thereto. The net amount of the debt we initially issued was $268.1 million, inclusive of a $0.4 million discount to face, as we retained the three most junior note classes aggregating a face amount of $16.5 million and the full $15 million face amount of preferred equity. As of December 31, 2010, we had $254.2 million outstanding under the CDO.

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

Also in connection with the July 2010 amendment and restatement, we made a $13.4 million principal payment to the lender and agreed to repay another $10 million of principal in four equal quarterly installments beginning on October 1, 2010, the first two installments of which have been paid. Our outstanding borrowings under the agreement were $105.3 million as of December 31, 2010.

The agreement is a floating rate LIBOR based facility. Our borrowings under the agreement are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island. Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require us to prepay a portion of our borrowings, provided that Wells Fargo may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations. As of December 31, 2010, we had $3.3 million borrowed against collateral classified as CMBS securities by Wells Fargo.

We may utilize the undrawn amount of the lender’s revolving credit commitment to finance assets approved by the lender in its sole discretion at an advance rate of 60% of the asset’s value (as determined by the lender). We drew $15.6 million under the credit agreement during December 2010 to fund a portion of the purchase price for the Cooper Tire and Rubber Company asset discussed under “Property Acquisitions” above.

We are required to comply with the following financial covenants under the credit agreement: minimum liquidity (basically cash and cash equivalents) of at least $12 million, minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010, maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80% and minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, depreciation and amortization, divided by interest expense) of 105%.  As of December 31, 2010, we were in compliance with the above financial covenants, and we do not currently anticipate any difficulty in maintaining compliance with these covenants in future periods.

We had $105.3 million outstanding as of December 31, 2010 under our Wells Fargo credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $11.2 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $130.2 million, CMBS investments with a carry value of $11.1 million and a single owned property with a carry value of $26.8 million.

We may pursue a variety of strategies for the assets financed on the credit agreement, which may include obtaining long-term fixed rate financing when market conditions permit, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered. We expect credit market conditions to impact our ability to achieve these objectives and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $47.7 million of cash during the year ended December 31, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $45.7 million. Operating activities provided $56.6 million of cash during the year ended December 31, 2009, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $60.2 million, partially offset by increases in other assets of $4.2 million. Operating activities provided $64.4 million of cash during the year ended December 31, 2008, primarily driven by net (loss) before the loss on derivatives and as adjusted by various non-cash gains, income and charges of $52.5 million and decreases in other assets of $11.9 million.

We recognize rental income on our owned properties on a straight line basis in accordance with generally accepted accounting principles. As of December 31, 2010, this has resulted in us accruing $39.5 million of rental income in excess of actual rents due under the various leases. During the year ended December 31, 2010, rents on a straight-line basis exceeded actual rents due under the leases by $4.2 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities used $25.1 million of cash during the year ended December 31, 2010, which primarily resulted from purchases of real estate of $33.5 million, real estate improvements and construction in progress of $8.1 million and leasing commission costs of $1.2 million, partially offset by net proceeds from the sale of owned properties of $3.4 million and principal received on loans of $11.2 million and securities of $3.3 million. Investing activities provided $70.3 million of cash during the year ended December 31, 2009, which primarily resulted from net proceeds from the sale of loans and securities of $48.7 million, net proceeds from the sale of owned properties of $6.5 million and net principal received on loans of $15.5 million and securities of $3.1 million. Investing activities provided $9.5 million of cash during the year ended December 31, 2008, which primarily resulted from principal received on loans of $6.9 million and securities of $2.5 million.

Cash used in financing activities during the year ended December 31, 2010 was $28.4 million, which primarily resulted from net repayments of principal on debt of $56.6 million ($20.9 million, net on the Wells Fargo credit facility, $14.4 million, net, on property mortgages, $12.2 million on the secured term loan with KBC Bank, and $9.1 million on the collateralized debt obligations), $17.3 million used to repurchase our convertible senior notes, and dividends and distributions paid of $19.0 million, partially offset by net proceeds from preferred stock issuances of $40.2 million and net proceeds from common stock issuances of $25.1 million. Cash used in financing activities during the year ended December 31, 2009 was $96.8 million, which primarily resulted from net repayments of principal on debt of $84.7 million ($63.0 million on the Wells Fargo credit agreement, $12.1 million, net, on property mortgages, and $9.6 million on the secured term loan with KBC Bank), $12.5 million used to repurchase our convertible senior notes and collateralized debt obligations, and dividends and distributions paid of $10.3 million, partially offset by net proceeds from common stock issuances of $11.0 million. Cash used in financing activities during the year ended December 31, 2008 was $99.5 million, which primarily resulted from net repayments of principal on debt of $59.6 million (net of $43.6 million on the Wells Fargo repurchase agreement and credit agreement, net of $10.1 million on property mortgages and $5.8 million on the secured term loan with KBC Bank), dividends and distributions paid of $39.3 million, and cash paid in hedging activities of $17.9 million, partially offset by net proceeds from common stock issuances of $19.6 million.

See our consolidated statements of cash flows in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2010 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Mortgages on real estate investments	$928,429	$35,929	$200,931	$333,914	$357,655
Collateralized debt obligations	254,209	10,266	37,014	206,929
Credit agreement	105,345	8,743	96,602
Secured term loan	101,880	13,737	28,981	25,754	33,408
Convertible senior notes	33,926	(596)	34,522
Other long-term debt	30,930	–	–	–	30,930
Operating leases	2,132	768	1,344	20	–
Total	$1,456,851	$68,847	$399,394	$566,617	$421,993

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo credit agreement is currently our only floating rate borrowing facility. Low market interest rates kept our borrowing cost on the Wells Fargo credit agreement low during 2009 and 2010 although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2010, and December 31, 2009, as the case may be, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of December 31, 2010, and December 31, 2009 (dollars in thousands):

	Carrying Amount		Notional Amount		Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2010	12/31/2010	12/31/2009

Assets:
Loans held for investment (1)	$210,441	$221,656	$214,049	$225,242	6.7%	Various	$223,099	$219,185
Commercial mortgage-backed securities (2)	145,965	153,056	189,187	191,876	8.0%	2012-2028	127,164	113,306
Structuring fees receivable (2)	326	1,094	N/A	N/A	8.9%	2010-2020	326	1,094

Liabilities
Mortgages on real estate investments (4)	$928,429	$943,811	$925,264	$939,616	5.6%	2011-2022	$979,570	$902,408
Collateralized debt obligations (4)	254,210	263,310	254,361	263,500	5.6%	2015	220,907	150,114
Credit agreement (3)	105,345	126,262	105,345	126,262	3.3%	2013	105,345	126,262
Secured term loan (4)	101,880	114,070	101,880	114,070	6.0%	2018	95,145	98,641
Convertible senior notes (5)	33,926	49,452	35,009	52,444	10.1%	2012	35,004	46,956
Other long-term debt (6)	30,930	30,930	30,930	30,930	8.3%	2016	28,095	21,925

(1)
This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use. The maturity dates for the loans range from 2011 through 2033.

(2)
Commercial mortgage-backed securities represent subordinate interests in securitizations, as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans (collectively, CMBS). Structuring fees receivable represent cash flows receivable by us from the sale of loans to third-party purchasers. The notional values for the CMBS are shown at their respective face amounts. The fair values of CMBS reflect management’s best estimate and require a considerable amount of judgment and assumptions. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, collateral values, subordination levels, and liquidity of the security. Fair value for the structuring fees receivable is shown at our amortized cost for these items. For the CMBS, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

(3)
Our credit agreement bears interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

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

(5)
The carry value and effective financing rate on the convertible senior notes reflect the impact of the accounting guidance applicable to the notes as of January 1, 2009. See Note 9 in our consolidated financial statements included in this Form 10-K. We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available. The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of December 31, 2010 are as follows:

	Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$13,721	$12,884	$10,034	$7,520	$7,645	$162,245
Commercial mortgage-backed securities	3,231	26,703	4,381	7,114	7,756	140,002
Structuring fees receivable	72	79	86	49	7	33
Mortgages on real estate investments	35,929	131,486	69,445	67,678	266,235	357,656
Collateralized debt obligations	10,266	10,949	26,065	19,221	187,709
Credit agreement	8,743	7,976	88,626
Secured term loan	13,737	15,380	13,602	12,349	13,405	33,407
Convertible senior notes	(596)	34,522
Other long-term debt	–	–	–	–	–	30,930

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is designed and operating effectively.

Item 8.      Financial Statements and Supplementary Data.
Index to Financial Statements
and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CapLease, Inc.

We have audited the accompanying consolidated balance sheets of CapLease, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules of CapLease, Inc. listed in Item 15(a). We also have audited CapLease, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. CapLease, Inc.'s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapLease, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly the information set forth therein. Also in our opinion, CapLease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP
New York, New York
February 18, 2011

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share and per share amounts)	2010	2009
Assets

Real estate investments, net	$1,398,399	$1,408,819
Loans held for investment, net	210,040	221,211
Commercial mortgage-backed securities	145,965	153,056
Cash and cash equivalents	32,742	38,546
Asset held for sale	–	3,410
Structuring fees receivable	326	1,094
Other assets	82,799	78,279

Total Assets	$1,870,271	$1,904,415

Liabilities and Stockholders' Equity

Mortgages on real estate investments	$928,429	$943,811
Collateralized debt obligations	254,210	263,310
Credit agreement	105,345	126,262
Secured term loan	101,880	114,070
Convertible senior notes	33,926	49,452
Other long-term debt	30,930	30,930

Total debt obligations	1,454,720	1,527,835

Intangible liabilities on real estate investments	37,405	39,591
Accounts payable, accrued expenses and other liabilities	21,134	18,700
Dividends and distributions payable	5,373	3,822

Total Liabilities	1,518,632	1,589,948

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,204,900 and 1,400,000 shares issued and outstanding, respectively	73,880	33,657
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,471,268 and 51,709,511 shares issued and outstanding, respectively	576	517
Additional paid in capital	296,232	303,368
Accumulated other comprehensive loss	(20,216)	(24,332)
Total Stockholders' Equity	350,472	313,210
Non-controlling interest in consolidated subsidiaries	1,167	1,257

Total Equity	351,639	314,467

Total Liabilities and Equity	$1,870,271	$1,904,415

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2010	2009	2008
Revenues:
Rental revenue	$125,662	$134,496	$135,026
Interest income from loans and securities	27,620	30,667	35,040
Property expense recoveries	12,159	11,473	11,457
Other revenue	974	1,532	764
Total revenues	166,415	178,168	182,287
Expenses:
Interest expense	84,850	90,270	98,217
Property expenses	24,715	20,442	19,526
Loss on derivatives	–	–	19,496
Loss on investments	7,949	26,885	3,663
General and administrative expenses	10,659	10,894	11,669
General and administrative expenses-stock based compensation	2,541	2,118	1,978
Depreciation and amortization expense on real property	48,409	51,410	53,132
Loan processing expenses	268	309	314
Total expenses	179,391	202,328	207,995
(Loss) gain on extinguishment of debt	(293)	9,829	1,713
Provision for income taxes	–	(201)	–
Loss from continuing operations	(13,269)	(14,532)	(23,995)
Income from discontinued operations	77	514	707
Net loss before non-controlling interest in consolidated subsidiaries	(13,192)	(14,018)	(23,288)
Non-controlling interest in consolidated subsidiaries	52	51	124
Net loss	(13,140)	(13,967)	(23,164)
Dividends allocable to preferred shares	(5,618)	(2,844)	(2,844)
Net loss allocable to common stockholders	$(18,758)	$(16,811)	$(26,008)

Earnings per share:
Net loss per common share, basic and diluted	$(0.33)	$(0.34)	$(0.57)
Weighted average number of common shares outstanding, basic and diluted	56,189	49,297	45,526
Dividends declared per common share	$0.25	$0.21	$0.60
Dividends declared per preferred share	$2.03	$2.03	$2.03

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Stockholders' Equity
(Amounts in thousands)	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2007	$33,657	$444	$348,359	$(26,020)	$2,616	$359,056
Incentive stock plan compensation expense	–	–	1,978	–	–	1,978
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net loss	–	–	(23,164)	–	–	(23,164)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(124)	(124)
Issuance of common stock	–	25	19,624	–	–	19,649
Operating partnership units redeemed for common stock	–	1	1,013	–	(1,014)	–
Dividends declared - preferred	–	–	(2,844)	–	–	(2,844)
Dividends declared - common	–	–	(27,397)	–	–	(27,397)
Distributions declared-operating partnership units	–	–	–	–	(137)	(137)
Amortization of losses on securities previously classified as available for sale	–	–	–	505		505
Increase (decrease) in fair value of securities available for sale	–	–	–	(9,398)	–	(9,398)
Increase (decrease) in fair value of derivatives	–	–	–	4,522	–	4,522
Reclassification of derivative items into earnings	–	–	–	20,126	–	20,126
Realized gain (loss) on derivatives	–	–	–	(17,853)	–	(17,853)
Balance at December 31, 2008	33,657	474	317,565	(28,118)	1,341	324,919
Incentive stock plan compensation expense	–	–	2,118	–	–	2,118
Incentive stock plan grants issued and forfeited	–	11	(11)	–	–	–
Net loss	–	–	(13,967)	–	–	(13,967)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(51)	(51)
Issuance of common stock	–	32	11,014	–	–	11,046
Dividends declared-preferred	–	–	(2,844)	–	–	(2,844)
Dividends declared-common	–	–	(10,507)	–	–	(10,507)
Distributions declared-operating partnership units	–	–	–	–	(33)	(33)
Amortization of losses on securities previously classified as available for sale	–	–	–	562	–	562
Increase (decrease) in fair value of securities available for sale	–	–	–	2,463	–	2,463
Reclassification of derivative items into earnings	–	–	–	761	–	761
Balance at December 31, 2009	33,657	517	303,368	(24,332)	1,257	314,467
Incentive stock plan compensation expense	–	–	2,541	–	–	2,541
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–
Net loss	–	–	(13,140)	–	–	(13,140)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(52)	(52)
Issuance of common stock	–	54	25,048	–	–	25,102
Issuance of preferred stock	40,223	–	–	–		40,223
Repurchase of convertible senior notes-equity component	–	–	(1,050)	–	–	(1,050)
Dividends declared-preferred	–	–	(6,501)	–	–	(6,501)
Dividends declared-common	–	–	(14,029)	–	–	(14,029)
Distributions declared-operating partnership units	–	–	–	–	(38)	(38)
Amortization of losses on securities previously classified as available for sale	–	–	–	1,765	–	1,765
Increase (decrease) in fair value of securities available for sale	–	–	–	1,759	–	1,759
Reclassification of derivative items into earnings	–	–	–	592	–	592
Balance at December 31, 2010	$73,880	$576	$296,232	$(20,216)	$1,167	$351,639

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2010	2009	2008
Operating activities
Net loss	$(13,140)	$(13,967)	$(23,164)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	48,465	51,936	54,349
Stock based compensation	2,541	2,118	1,978
Amortization of above and below market leases	1,663	1,344	1,436
Gain attributable to non-controlling interest in consolidated subsidiaries	(52)	(51)	(124)
Loss (gain) on extinguishment of debt	293	(9,829)	(1,713)
Loss on investments	7,949	26,885	3,663
Loss on derivatives	–	–	19,496
Straight-lining of rents	(4,189)	(1,377)	(6,145)
Amortization of discounts/premiums, and origination fees/costs, net	(625)	(495)	(376)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	2,785	3,603	3,069
Changes in operating assets and liabilities:
Structuring fees receivable	767	770	712
Other assets	(1,203)	(4,216)	11,928
Accounts payable, accrued expenses and other liabilities	2,433	(59)	(258)
Deposits and escrows	2	(48)	(492)
Net cash provided by operating activities	47,689	56,614	64,359
Investing activities
Purchases of real estate investments	(33,513)	–	–
Real estate improvements, additions, rebates and construction in progress	(8,077)	(1,389)	224
Proceeds from sale of real estate investments	3,410	6,544	–
Leasing commission costs	(1,298)	(794)	–
Proceeds from sale of loans	–	41,206	–
Additions to loans held for investment	–	(790)	–
Principal received from borrowers	11,205	15,458	6,863
Purchase of commercial mortgage-backed securities	–	(496)	–
Proceeds from sale of securities	–	7,475	–
Repayments of commercial mortgage-backed securities	3,256	3,134	2,480
Deposits on potential equity investments	(350)	–	–
Return of deposits on potential equity investments	350	–	–
Purchases of furniture, fixtures, equipment and leasehold improvements	(34)	(6)	(20)
Net cash provided by (used in) investing activities	(25,051)	70,342	9,547
Financing activities
Repayments of repurchase agreement obligations	–	–	(232,870)
Borrowings from mortgages on real estate investments	1,752	1,574	1,414
Repayments of mortgages on real estate investments	(16,105)	(13,650)	(11,560)
Repayments of collateralized debt obligations	(9,139)	–	–
Repayments on secured term loan	(12,191)	(9,649)	(5,801)
Borrowings from credit agreement	15,610	–	210,392
Repayments on credit agreement	(36,526)	(63,000)	(21,131)
Convertible senior notes repurchased	(17,335)	(9,583)	(1,272)
Collateralized debt obligations repurchased	–	(2,881)	–
Debt issuance costs	(815)	(645)	(1,783)
Escrows held with mortgage lender	–	212	600
Funds used in hedging and risk management activities	–	–	(17,853)
Common stock issued, net of offering costs	25,102	11,046	19,649
Preferred stock issued, net of offering costs	40,223	–	–
Distributions to non-controlling interest	(37)	(23)	(189)
Dividends paid on common and preferred stock	(18,981)	(10,250)	(39,110)
Net cash used in financing activities	(28,442)	(96,849)	(99,514)
Net (decrease) increase in cash and cash equivalents	(5,804)	30,107	(25,608)
Cash and cash equivalents at beginning of period	38,546	8,439	34,047
Cash and cash equivalents at end of period	$32,742	$38,546	$8,439

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued

	Year ended December 31,
(Amounts in thousands)	2010	2009	2008
Supplemental disclosure of cash flow information
Cash paid during the year for interest expense (excluding capitalized interest)	$81,026	$86,332	$95,312
Cash paid during the year for income taxes	201	–	–
Distributions declared but not paid	10	9	–
Dividends declared but not paid	5,363	3,813	711

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	$2,820	$–	$–
Securities transferred to loans held for investment	–	–	24,453
Mortgage notes payable transferred on properties sold	–	14,400	–
Operating partnership units redeemed in exchange for common shares	–	–	1,014

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

1. Organization and Business

CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”) is a real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. The Company focuses on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance. The Company also continues to be opportunistic and has made and expects to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

The Company’s primary business line is and it expects will continue to be the ownership of single tenant properties. The Company also has a portfolio of first mortgage loans and other debt investments on single tenant properties and may continue to make such debt investments from time to time on an opportunistic basis in the future.

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

CapLease completed its initial public offering of common stock in March 2004, and completed its initial public offering of its 8.125% Series A cumulative redeemable preferred stock in October 2005. As of December 31, 2010, CapLease had 57,471,268 shares of common stock and 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock outstanding. See Note 13.

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

Accounting for Real Estate

Real estate is carried on the Company’s Consolidated Balance Sheet at cost, net of accumulated depreciation and amortization. Depreciation and amortization are determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates building and building improvements over periods not exceeding 40 years. As a result of the Company’s adoption of FASB ASC 805 on January 1, 2009, direct costs incurred in acquiring completed properties that meet the classification of a business are now required to be charged to operations as incurred. Prior to January 1, 2009 and under previous accounting guidance, these costs were required to be capitalized and amortized over the estimated useful life of the asset acquired. Expenditures for maintenance and repairs of owned properties are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with FASB ASC 360-10-35-21. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company recognized no impairment losses on long-lived assets during the year ended December 31, 2010. The Company recognized $15,999 of impairment losses on long-lived assets during the year ended December 31, 2009, including a $11,923 write-down to estimated fair value during the fourth quarter of 2009 on a property that is now vacant (see Note 3), a $2,853 loss on an owned property that was sold during the second quarter of 2009 (see Note 6), and a $1,223 loss on an owned property that was sold during the first quarter of 2010 (see Note 6). The Company recognized $354 of impairment losses on long-lived assets during the year ended December 31, 2008, related to the property it sold during the first quarter of 2010 (see Note 6).

The Company’s purchase price of rental real estate acquired is allocated to the following based on estimated fair values on the acquisition date:

•	acquired tangible assets, consisting of land, building and improvements; and

•	identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships.

The fair value of tangible and intangible assets acquired is considered to be a Level 3 input in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 7 below. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence activities and other market data, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant (the “dark value”).

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through December 31, 2010, the Company has assigned no value to tenant relationships on any of its acquisitions.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at lower of cost or market value. As of December 31, 2010, the Company had not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis. The Company’s impairment analysis includes both a general reserve component under FASB ASC 310-10-35-10, and an asset-specific component under FASB ASC 310-10-35-16. The general reserve component covers performing loans and in accordance with FASB ASC 310-10-35-10 provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries. These estimates are highly subjective and could differ materially from actual results. As of December 31, 2010, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500. See Note 4.

The asset-specific component of the loan loss impairment analysis is conducted in accordance with FASB ASC 310-10-35-16, and covers specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan. Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent. Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt. These estimates are highly subjective and could differ materially from actual results. The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it. As of December 31, 2010, the Company had an asset-specific loan loss reserve of $444 on a single impaired loan. See Note 4.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

•
“Available for sale” are those securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity. They are presented on the Consolidated Balance Sheet at fair value with any temporary changes in fair value included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

The Company classifies its securities investments that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 9, as “held to maturity,” and all other securities investments, including those financed within the credit agreement discussed at Note 9, as “available for sale.”

Any premiums or discounts on securities are amortized as a component of interest income using the effective interest method.

The Company estimates fair value on all securities investments quarterly based on a variety of inputs. Under applicable accounting guidance, securities where the fair value is less than the Company’s cost are deemed “impaired,” and, therefore, must be measured for “other-than-temporary impairment.” If an impaired security (i.e., fair value below cost) is intended to be sold or required to be sold prior to expected recovery of the impairment loss, the full amount of the loss is charged to earnings as other-than-temporary impairment. Otherwise, impairment losses on the security must be further analyzed for separation into two categories: (i) credit losses and (ii) losses due to factors other than credit. The portion which is considered credit loss is charged to earnings as other-than-temporary impairment. The portion which is due to other factors is not charged to earnings. Also, if the security is classified as available for sale, the non-credit portion of the impairment loss is charged to other comprehensive income (loss), a component of equity on the Company’s Consolidated Balance Sheet. The Company had losses on securities charged to the Statement of Operations of $7,949 during the year ended December 31, 2010, $133 during the year ended December 31, 2009, and $1,000 during the year ended December 31, 2008. See Note 5.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

If the Company employs risk management transactions, they will be treated as cash flow hedges under applicable accounting guidance as long as they have been designated and qualify as such, which basically means so long as the Company has satisfied a variety of technical accounting requirements, such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests. If the cash flow hedge criteria are met, the transactions are marked to fair value at each reporting date and recorded as an asset or liability, depending on the Company’s rights or obligations under the applicable contract. The effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet and are not reported as a component of current income or loss on the Company’s Consolidated Statement of Operations. The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such debt.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Marketing and Advertising Costs

The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense totaled $200, $145, and $431, in 2010, 2009, and 2008, respectively.

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

Other Comprehensive Income (Loss)

In accordance with applicable accounting guidance, the Company recognizes temporary changes in the fair value of its securities available for sale as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet. The Company also recognizes the change in fair value, and realized gains and losses from the effective portion of its cash flow hedges as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet. Realized gains and losses from the effective portion of the cash flow hedges are then amortized as a component of interest expense on the Company’s Consolidated Statement of Operations over the term of the related financing, using the effective interest method.

Earnings per Share

In accordance with FASB ASC 260-10-15, the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive. The number of weighted average common shares not included was 3,648,768, 5,014,100, and 6,627,296, respectively, for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.

The following summarizes the Company’s EPS computations for the years ended December 31, 2010, December 31, 2009, and December 31, 2008 (in thousands, except per share amounts):

	December 31,
	2010	2009	2008
Net loss allocable to common stockholders	$(18,758)	$(16,811)	$(26,008)
Weighted average number of common shares outstanding, basic and diluted	56,189	49,297	45,526
Loss per share, basic and diluted	$(0.33)	$(0.34)	$(0.57)
Non-vested shares included in weighted average number of shares outstanding above	1,739	1,801	930

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

December 31, 2010, 2009 and 2008

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

In July 2010, the FASB issued new accounting guidance ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends various sections of ASC 310-10 and outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The required disclosures under this amendment as of the end of a reporting period are effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's March 31, 2011 interim reporting period. The Company’s adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net loss or equity related to these reclassifications.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

3. Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
Real estate investments, at cost:
Land	$190,521	$189,021
Building and improvements	1,268,320	1,237,249
Construction in progress, land	951	-
Construction in progress, building and improvements	5,557	310
Intangible assets	183,543	180,722
Less: Accumulated depreciation and amortization	(250,493)	(198,483)
Real estate investments, net	$1,398,399	$1,408,819
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(10,503)	(8,317)
Intangible liabilities on real estate investments, net	$37,405	$39,591

During the three months ended December 31, 2010, the Company completed the following real estate acquisition:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
December	Cooper Tire & Rubber Company	500 Bartram Parkway, Franklin, IN	$32,500	May 2021	807,042

There were no acquisition costs or interest charges capitalized as part of buildings and improvements for the above acquisition.

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

Construction activity and funding of the project commenced during the third quarter and the project is scheduled to be completed during the beginning of the second quarter of 2011.

The table below details the Company’s construction in progress associated with the Michelin joint venture as of December 31, 2010. The information included in the table below represents management’s estimates and expectations at December 31, 2010 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)(1)	Construction in Progress at 12/31/10	Estimated Remaining Funding	Estimated Total Investment(2)	Estimated Completion Date
Louisville, Kentucky	Michelin North America, Inc.	Warehouse/ distribution	150,000	10	$3,222	$5,169	$8,391	Beginning of 2Q 2011

(1)	The lease is scheduled to commence upon substantial completion of the building and the satisfaction of certain other conditions.

(2)	Interest and fees the Company will earn during the construction period are expected to reduce the total investment to $8,069.

Straight-Line Rent Adjustment

The impact on rental revenue of the straight-line rent adjustment under FASB ASC 840-20-25-1 may be recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. As of December 31, 2010 and December 31, 2009, the straight-line rent adjustment was recorded entirely through accrued rental income, as follows:

	December 31,
	2010	2009
Accrued Rental Income	$39,506	$35,317

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. See Note 8. Deferred rental income, if any, is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet. See Note 10.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, were as follows:

	December 31,
	2010	2009	2008
Depreciation on real estate (included in depreciation and amortization expense)	$32,171	$32,804	$32,783
Amortization of in-place leases (included in depreciation and amortization expense)	15,989	18,530	20,349
Amortization of above-market leases (included as a reduction of rental revenue)	3,849	3,849	3,849
Amortization of below-market leases (included as an increase to rental revenue)	2,186	1,593	2,535

As of December 31, 2010, Company’s weighted average amortization period on intangible assets was 7.5 years, and the weighted average amortization period on intangible liabilities was 26.0 years.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of December 31, 2010, on real estate investments is as follows:

	Intangible Assets	Intangible Liabilities
2011	$19,390	$2,186
2012	14,972	2,186
2013	9,300	2,051
2014	8,942	1,954
2015	8,283	1,678
Thereafter	24,692	27,350
	$85,579	$37,405

Owned Property Investment and Financing Strategy

Substantially all of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing. The Company’s strategy is to own and finance on a long-term basis each property through a separate and distinct special purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 9.

Hartford, Connecticut Property

As of December 31, 2010, the Company performed an impairment analysis of its investment in the property in Hartford, Connecticut leased to Travelers Corporation.  The Company concluded that no impairment loss was necessary as the estimated future cash flows from the investment are in excess of the Company’s carry value of the property of $19,939.  The cash flows are based on estimates the Company believes to be reasonable and contemplate rent for the remaining lease term plus management’s estimates of future lease cash flows.

Johnston, Rhode Island Property

The Company recognized an impairment loss on its Johnston, Rhode Island property as of December 31, 2009. The Company estimated the fair value of the property based on a variety of assumptions, including the time expected to lease up the building, expected rents and operating expenses, an estimate of amounts the Company expects to invest to improve the building, and an estimate of sale proceeds in connection with a potential sale of the property at a future date. These estimates are highly subjective and could differ materially from actual results. Based on the Company’s impairment analysis, it recognized an impairment loss of $11,923 on this property which is included in “Loss on investments” in the Consolidated Statement of Operations for the year ended December 31, 2009.

As of December 31, 2010, the Company’s carry value of the Johnston, Rhode Island property was $26,812.

Omaha, Nebraska Properties

At December 31, 2009, the Company terminated in advance of the June 2010 scheduled maturity its lease with the sole tenant at each of the two Omaha, Nebraska properties (one on West Dodge Road, which is referred to as the “Dodge Building,” and the other on Farnam Street, which is referred to as the “Landmark Building”), and assumed the subleases that had been previously entered into by the tenant.

In connection with the lease termination, the Company received $812 from the tenant to settle various obligations under the lease. This payment was included as a component of “Other revenue” on the Company’s Consolidated Statement of Operations for the year ended December 31, 2009.

Prior to the lease termination, the Company had the following lease-related liabilities:

•	$7,150 of intangible liabilities on the properties (representing below market lease intangibles); and

•	$1,430 of deferred rental income on the properties (representing the aggregate straight-line rent adjustment for rent received in advance).

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

In addition to the lease termination payment, the Company recorded the following items of income (expense) on its Consolidated Statement of Operations as a component of “Other revenue” for the year ended December 31, 2009:

Extinguishment of intangible liabilities	$7,150
Recognition of deferred rental income	1,430
Write-down of building to fair value	(8,580)
Total	$–

The Company performed an impairment analysis of the properties in connection with the lease termination. As it did with the Johnston, Rhode Island property, the Company estimated the fair value of the properties based on a variety of assumptions. Based on the analysis, management concluded that a write-down to fair value was appropriate for the two Omaha properties, as reflected above. Inclusive of the related income items from the extinguishment of the lease liabilities, there was no net impairment charge on the properties.

As of December 31, 2010, the Company’s carry value of the Omaha, Nebraska properties was $29,618 for the Landmark Building and $11,736 for the Dodge Building.

4. Loans Held for Investment

Loans held for investment at December 31, 2010 and December 31, 2009, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of December 31, 2010, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.

Except as described below, as of December 31, 2010, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	December 31,
	2010	2009
Principal	$214,049	$225,242
(Discount) Premium	(2,664)	(2,642)
Cost basis	211,385	222,600
Allowance for loan losses	(944)	(944)
Carrying amount of loans	210,441	221,656
Deferred origination fees, net	(401)	(445)
Total	$210,040	$221,211

As of December 31, 2010, the Company’s loan investments carried interest rates ranging from 5.00% to 9.32%, compared to 5.28% to 10.00% as of December 31, 2009. At December 31, 2010 and December 31, 2009, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.7% and 6.8%, respectively.

The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on single tenant commercial real estate. Payments of debt service on the Company’s loans is, in substantially all cases, funded directly by rent payments typically paid into a lockbox account by the underlying tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions, and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (LTV) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

Credit rating (1) (2)	Cost Basis December 31, 2010	Cost Basis December 31, 2009
Investment grade rating of A- or A3 and above	$39,780	$40,814
Investment grade rating of below A- or A3	113,001	116,813
Implied investment grade rating	38,285	39,491
Non-investment grade rating	18,887	24,038
Unrated	1,432	1,444
	$211,385	$222,600

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from Standard & Poor's or equivalent rating if rated only by Moody's Investors Service.

(2)
The Company implies an investment grade credit rating for tenants that are not publicly rated by Standard & Poor’s or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which the Company has obtained a private investment grade rating from either Standard & Poor’s or Moody’s, or (iii) are governmental entity branches or units of another investment grade rated governmental entity.

As of December 31, 2010, the Company has a general loan loss reserve in accordance with FASB ASC 310-10-35-10 of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio. The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

As of December 31, 2010, the Company had one loan investment which is on non-accrual status and past due more than 90 days. The loan, which has remaining principal outstanding of $1,444, has been classified as impaired in accordance with FASB ASC 310-10-35-16. The Company intends to account for any interest income it collects on the impaired loan on a cost-recovery basis. The Company performed an impairment analysis for the impaired loan as of December 31, 2010, and concluded that no loss reserve beyond a reserve of $444 recorded at June 30, 2009, was warranted. The credit category of this loan in the above table is unrated.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The following tables summarize certain financial information with respect to the Company’s impaired loan:

	Carrying Amount		Average carrying amount
Borrower	12/31/2010	12/31/2009	2010	2009
West End Mortgage Finance Fund I L.P.	$988	$1,000	$999	$1,987

	Interest Income Recognized
	For the year ended December 31,2010		For the year ended December 31,2009
Borrower	Accrual	Cash	Accrual	Cash
West End Mortgage Finance Fund I L.P.	$–	$–	$115	$115

During the quarter and year ended December 31, 2010, the Company received $12 in payments on the above loan, and the payments were applied to reduce the carry value of the investment.

5. Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at December 31, 2010:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	16	$153,406	$132,168	$140,275	$113,367	$945	$(27,853)
Available For Sale	8	35,781	13,797	21,754	13,797	–	(7,958)
Total	24	$189,187	$145,965	$162,029	$127,164	$945	$(35,811)

The following is a summary of the Company’s securities investments at December 31, 2009:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	16	$155,556	$140,013	$149,885	$100,262	$433	$(50,056)
Available For Sale	8	36,320	13,043	22,760	13,044	–	(9,717)
Total	24	$191,876	$153,056	$172,645	$113,306	$433	$(59,773)

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

A detailed schedule of the Company’s securities investments at December 31, 2010 follows:

			Face Amount (1)		Amortized Cost
		Scheduled	December 31,		December 31,
Description	2010 Classification	Maturity Date	2010	2009	2010	2009
BSCMS 1999 CLF1, Class E (rated D)	Available For Sale	May 2028	$3,326	$3,326	$–	$262
BSCMS 1999 CLF1, Class F (not rated)	Available For Sale	Sep 2025	251	251	–	–
CMLBC 2001-CMLB-1, Class H (rated B-)	Available For Sale	Mar 2024	11,907	11,907	6,978	6,836
CMLBC 2001-CMLB-1, Class J (rated D)	Available For Sale	Oct 2025	6,383	6,383	1,149	1,538
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	Available For Sale	Jan 2024	4,392	5,055	4,392	5,055
WBCMT 2004-C15, Class 180ML-E (rated CCC)	Available For Sale	Nov 2012(2)	8,000	8,000	8,008	7,979
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (tenant rated AA-)	Available For Sale	Sep 2019	602	553	493	437
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	Available For Sale	Jan 2021	920	845	735	652
BACM 2006-4, Class H (rated CCC)	Held To Maturity	Aug 2016	8,000	8,000	400	8,118
Banc of America 2007-1, Class C (rated B)	Held To Maturity	Feb 2017	500	500	173	156
CALFS 1997-CTL1, Class D (rated B-)	Held To Maturity	Apr 2016	6,000	6,000	5,952	5,942
CMLBC 2001-CMLB-1, Class E (rated BBB+)	Held To Maturity	Jul 2022	9,526	9,526	10,033	10,056
CMLBC 2001-CMLB-1, Class G (rated BB-)	Held To Maturity	Feb 2023	9,526	9,526	8,953	8,923
JP Morgan 2006-LDP9, Class AJ (rated BB-)	Held To Maturity	Dec 2016	200	200	99	90
NLFC 1999-LTL-1, Class E (rated BB)	Held To Maturity	Mar 2022	11,081	11,081	5,926	5,707
Wachovia 2007-C30, Class AJ (rated B)	Held To Maturity	Feb 2017	200	200	95	87
Wachovia 2007-C31, Class AJ (rated B+)	Held To Maturity	May 2017	200	200	96	88
Wachovia 2007-C33, Class AJ (rated B+)	Held To Maturity	Jul 2017	200	200	96	89
WBCMT 2004-C15, Class 180ML-D (rated CCC+)	Held To Maturity	Nov 2012(2)	15,000	15,000	15,013	14,957
WBCMT 2006-C27, Class C (rated BB)	Held To Maturity	Aug 2016	11,000	11,000	11,148	11,174
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant) (tenant rated B)	Held To Maturity	Sep 2020	34,722	35,754	35,172	36,255
Certificated Mortgage Loan (with CVS Corporation as tenant) (tenant rated BBB+)	Held To Maturity	Jan 2028	17,480	18,058	17,480	18,058
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant) (tenant rated BBB)	Held To Maturity	Jan 2019	8,032	8,283	8,142	8,413
Certificated Mortgage Loan (with Yahoo! Inc. as tenant) (tenant implied rating BBB-)	Held To Maturity	Aug 2026	21,739	22,028	21,496	21,773
Total			$189,187	$191,876	$162,029	$172,645

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

(2)	The security had an original scheduled maturity in November 2009 and, therefore, the Company held the security beyond its original scheduled maturity date. See Note 23.

All credit ratings in the above table are as of December 31, 2010.

The Company evaluated each of its securities for other-than-temporary impairment at December 31, 2010. The Company determined to recognize an other-than-temporary impairment of $7,741 on the BACM 2006-4, Class H bond, which effectively reduced the Company’s cost basis on the bond to its current fair value estimate (based on broker quotations) of $5.00 per $100.00 of face amount. The loss recognized is highly subjective and is based on a variety of estimates, including estimates of the amount of any realized loss on loans in the pool currently in special servicing, the length of time it will take the special servicer to resolve loans in default and liquidate the related loan collateral, the amount of future servicer advances while loans remain in special servicing, and the impact on scheduled cash flows to the various bond classes of appraisal reductions applied by the servicer on loans transferred to special servicing. Scheduled payments on the BACM Class H bond which presently comprise monthly interest coupons on the Company’s face amount are current and, beginning in 2011, the Company intends to employ the cost-recovery method for all cash flows received on the bond.

At December 31, 2010, the Company also recognized an other-than-temporary impairment of $208 on the BSCMS, Class E bond, thereby reducing the Company’s cost basis on the bond to zero. The 2010 loss on the BSCMS, Class E bond is in addition to losses of $133 during the year ended December 31, 2009, and $1,000 during the year ended December 31, 2008, on the same bond class. During the quarter ended December 31, 2010, the BSCMS trust stopped paying scheduled interest on the Class E bond and the Company does not expect to receive any future interest or principal payments on this bond class.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Unrealized gains and losses on securities at December 31, 2010 and December 31, 2009, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	December 31,
	2010	2009
Unrealized gains on securities previously available for sale	$750	$801
Unrealized losses on securities previously available for sale	(8,857)	(10,673)
Unrealized losses on securities available for sale	(7,958)	(9,717)

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2010.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more months	$98,404	$35,817	12

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2009.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 months	$354	$66	4
In unrealized loss position 12 or more months	102,925	59,707	15

Credit ratings on the 12 securities in a continuous unrealized loss position for more than 12 months as of December 31, 2010, range from AAA to D with a weighted average of BB- and those securities have a weighted average maturity of approximately 7.1 years. Except for the other-than-temporary impairment losses described above, the Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company expects to hold these securities for a period of time sufficient to allow for a full recovery in fair value.

At December 31, 2010 and December 31, 2009, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.0% and 7.5%, respectively.

Structuring fees receivable of $326 and $1,094 at December 31, 2010 and December 31, 2009, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans. Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market. Structuring fees receivable are shown at their amortized cost.

6. Assets Sold and Discontinued Operations

Year Ended December 31, 2010

The Company sold one owned property during the year ended December 31, 2010. The property, which is located in Wyomissing, Pennsylvania and was leased to Cott Corporation, had been reclassified to discontinued operations at December 31, 2009, in connection with the Company’s expected disposal of the asset. The impact of the expected sale, as well as a lease termination with the tenant in a separate transaction, was recognized at the time of the reclassification. The Company recognized a loss on the lease termination and sale of $1,223, which was included in “Loss on investments” on the Company’s Consolidated Statement of Operations during the quarter and year ended December 31, 2009. The Company also recognized $354 of impairment losses on this property during the year ended December 31, 2008 (included in “Loss on investments”), representing the Company’s estimate at that time of the decline in the fair value of the property below the Company’s carry value.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Year Ended December 31, 2009

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

The carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2010 and December 31, 2009, are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	12/31/2010	12/31/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Assets:
Loans held for investment	$210,441	$221,656	$214,049	$225,242	$223,099	$219,185
Commercial mortgage-backed securities	145,965	153,056	189,187	191,876	127,164	113,306
Structuring fees receivable	326	1,094	N/A	N/A	326	1,094
Liabilities:
Mortgages on real estate investments	$928,429	$943,811	$925,264	$939,616	$979,570	$902,408
Collateralized debt obligations	254,210	263,310	254,361	263,500	220,907	150,114
Credit agreement	105,345	126,262	105,345	126,262	105,345	126,262
Secured term loan	101,880	114,070	101,880	114,070	95,145	98,641
Convertible senior notes	33,926	49,452	35,009	52,444	35,004	46,956
Other long-term debt	30,930	30,930	30,930	30,930	28,095	21,925

The fair values indicated above are indicative of the interest rate and credit spread environment as of December 31, 2010 and December 31, 2009, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases. The methodologies used and key assumptions made to estimate fair values are as follows:

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Commercial mortgage-backed securities—The fair values of the securities reflect management’s best estimate and require a considerable amount of judgment and assumptions. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, collateral values, subordination levels, and liquidity of the security.

Structuring fees receivable—The fair value of structuring fees receivable is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Credit agreement—Management believes that the stated interest rate (which floats based on short-term interest rates) approximates market rates (when compared to similar credit facilities with similar credit risk). As such, the fair value of these obligations is estimated to be equal to the outstanding principal amount.

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

Convertible senior notes —The carry value of convertible senior notes reflects the impact of accounting guidance for the notes adopted as of January 1, 2009. See Note 9. The fair value is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates, and indications of market yields, where available.

Other long-term debt—The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

On January 1, 2008, the Company adopted accounting guidance (codified at FASB ASC 820) that defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.

The guidance applies principally to the Company’s securities classified as “available for sale,” as that is the only asset or liability which the Company measures on a recurring basis at fair value.

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of December 31, 2010, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of December 31, 2010, the Company has not classified any of its securities available for sale as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of December 31, 2010, the Company has classified all of its securities available for sale as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale are unique in that in most cases the Company owns the entire bond class. As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive markets. Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The table below presents the fair value of the Company’s securities available for sale as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,2010
Assets
Securities available for sale	$–	$–	$13,797	$13,797

The following table summarizes the change in the fair value for Level 3 items for the years ended December 31, 2010 and December 31, 2009:

	Year ended December 31, 2010	Year ended December 31, 2009
Securities available for sale
Beginning balance	$13,044	$13,483
Gains (losses) included in net income (loss):
Included in loss on investments	(208)	(133)
Included in interest income	309	455
Gains included in other comprehensive income	1,758	559
Purchases, sales, issuances and settlements (net)	(1,106)	(1,321)
Ending balance	$13,797	$13,044

8. Other Assets

Other assets as of December 31, 2010 and December 31, 2009, consisted of the following:

	December 31,
	2010	2009
Receivables and accrued interest	$9,593	$11,304
Prepaid expenses and deposits	2,197	1,267
Reserve accounts	15,598	14,868
Funds with CDO trustee pending distribution	4,697	4,697
Restricted cash	1,126	276
Amounts held by servicer	666	261
Accrued rental income	39,506	35,317
Debt issuance costs, net	5,999	7,653
Deferred leasing costs, net	1,767	718
Investment in statutory trust	930	930
Other	720	988
Total	$82,799	$78,279

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

December 31, 2010, 2009 and 2008

•	extended the maturity date of the credit agreement to July 16, 2013, from April 28, 2011; and

•	set the Company’s interest rate on its borrowings at one-month LIBOR plus 275 basis points (an increase from one-month LIBOR plus 250 basis points at June 30, 2010).

Also in connection with the July 2010 amendment and restatement, the Company made a $13,419 principal payment to the lender and agreed to repay another $10,000 of principal in four equal quarterly installments beginning on October 1, 2010, the first two installments of which have been paid. The Company’s outstanding borrowings under the agreement were $105,345 as of December 31, 2010.

The agreement is a floating rate LIBOR based facility. As of December 31, 2010, the Company’s effective financing rate on the credit agreement was 3.3%.

The Company’s borrowings under the credit agreement are secured by a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island. The Company’s obligations under the credit agreement are also fully recourse to all of its other assets. In the event Wells Fargo determines in its sole discretion that the value of the Company’s collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require the Company to prepay a portion of its borrowings, provided that Wells Fargo may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company may utilize the undrawn amount of the lender’s revolving credit commitment to finance assets approved by the lender in its sole discretion at an advance rate of 60% of the asset’s value (as determined by the lender). The Company drew $15,610 under the credit agreement during December 2010 to fund a portion of the purchase price for the Cooper Tire and Rubber Company asset discussed at Note 3.

The Company is required to comply with the following financial covenants under the credit agreement: minimum liquidity (basically cash and cash equivalents) of at least $12,000, minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010, maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80% and minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, depreciation and amortization, divided by interest expense) of 105%.  As of December 31, 2010, the Company was in compliance with the above financial covenants.

Amounts related to the Company’s credit agreement as of December 31, 2010 and December 31, 2009, were as follows:

	At December 31, 2010		At December 31, 2009
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement
Loans held for investment	$6,452	$11,195	$6,757	$11,481
Intercompany mortgage loans and investments in CapLease CDO	95,609	130,225	115,857	141,332
Commercial mortgage-backed securities	3,284	11,141	3,648	11,485
Owned property	–	26,812	–	28,131
Total	$105,345	$179,373	$126,262	$192,429

For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	December 31,
	2010	2009	2008
Weighted average effective financing rate	3.66%	3.71%	5.44%
Average One-Month LIBOR rate	0.27%	0.35%	2.91%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Mortgages Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Dec 31, 2010		Dec 31, 2009			Effective Financing
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Rate (1)	Maturity

Abbott Laboratories, Waukegan, IL	$14,710	$14,710	$14,920	$14,920	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,721	19,721	19,981	19,981	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,996	20,996	21,273	21,273	5.68%	5.8%	Jan 2016
AMVESCAP PLC, Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Aon Corporation, Glenview, IL	60,870	60,870	62,313	62,313	5.23%	5.8%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Holdings Limited, Whippany, NJ	33,237	33,237	33,881	33,881	5.26%	5.3%	Mar 2015
Capital One Financial Corporation, Plano, TX	19,850	19,850	20,277	20,277	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	28,025	28,025	29,094	29,094	5.30%	5.3%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,200	30,200	30,200	30,200	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	27,190	26,937	27,682	27,395	5.28%	5.5%	Sep 2017
ITT Industries, Inc., Herndon, VA	40,393	40,393	40,902	40,902	5.33%	5.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	14,040	14,040	14,246	14,246	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	41,892	41,892	42,125	42,125	5.10%	5.4%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,784	12,784	13,080	13,080	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,818	15,818	16,009	16,009	5.84%	5.9%	May 2016
T-Mobile USA, Inc., Nashville, TN	10,749	10,749	10,885	10,885	5.59%	5.7%	Dec 2016
The Travelers Corporation, Hartford, CT	4,856	4,925	10,298	10,674	9.80%	5.5%	Sep 2011
The Travelers Corporation, Hartford, CT	17,251	17,656	15,499	16,360	10.76%	7.7%	Oct 2011
Tiffany & Co., Parsippany, NJ	58,274	58,274	58,400	58,400	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	69,547	69,547	70,209	70,209	5.57%	5.6%	Mar 2016
United States Government (DEA), Birmingham, AL	11,086	11,086	11,242	11,242	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,059	21,694	19,676	22,535	7.57%	5.4%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,508	18,508	18,747	18,747	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	59,459	59,459	60,929	60,929	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,297	5,297	5,372	5,372	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	4,708	4,836	5,308	5,477	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,306	1,365	1,478	1,554	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,644	2,766	2,796	2,937	7.20%	6.2%	Jul 2018
Total	$925,264	$928,429	$939,616	$943,811

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,435,087 at December 31, 2010, and $1,431,947 at December 31, 2009.

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO. The CDO is an entirely fixed rate on-balance sheet financing. The Company aggregated approximately $300,000 face amount of assets and then transferred these assets into a wholly-owned securitization vehicle, and initially issued $285,000 face amount of multi-class notes and $15,000 face amount of preferred equity through the securitization vehicle. The assets serve as collateral for the Company’s obligations under the notes. The securitization vehicle is an SPE, with its business limited to the issuance of the notes and the preferred equity, the acquisition of the collateral and certain other related matters. The net amount of the debt the Company initially issued was $268,130, inclusive of a $370 discount to face, as the Company retained the three most junior note classes aggregating a face amount of $16,500 and the full $15,000 face amount of preferred equity.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The CDO notes have a stated maturity in January 2040, although the actual life of the notes is expected to be substantially shorter. The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.6%. The CDO debt is non-recourse to the Company but is secured by the collateral assets. The Company reduced the debt outstanding under the CDO by repurchasing $5,000 of the Class A CDO notes during the year ended December 31, 2009. Amounts related to the Company’s CDO as of December 31, 2010, were as follows:

	Borrowings	Collateral Carry Value
Loans held for investment	$150,587	$163,463
Intercompany mortgage loans on CapLease properties	30,521	33,131
Commercial mortgage-backed securities	73,102	79,353
Total	$254,210	$275,947

Secured Term Loan

During December 2007, the Company completed a $129,521 secured term loan with KBC Bank, N.V. Upon closing of the financing, the Company pledged approximately $163,145 principal amount of collateral to secure its obligations under the loan. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions. Amounts related to the secured term loan as of December 31, 2010, were as follows:

	Borrowings	Collateral Carry Value
Loans held for investment	$25,390	$35,211
Intercompany mortgage loans on CapLease properties	30,498	41,420
Commercial mortgage-backed securities	45,992	52,814
Total	$101,880	$129,445

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

Since original issuance, CapLease has repurchased an aggregate of $39,991 principal amount of the notes and, therefore, as of December 31, 2010, the Company had $35,009 principal amount of convertible senior notes outstanding.

As of January 1, 2009, the Company adopted accounting guidance (codified primarily at FASB ASC 470) that retrospectively changed the accounting for the convertible senior notes. The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their sale to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue. The initial bifurcation between the liability and equity components of the convertible senior notes at January 1, 2009, was $67,761 and $7,239, respectively. The equity component carry value remained at $7,239 at December 31, 2009, and was reduced to $6,189 at December 31, 2010, with the decline caused primarily by the Company’s repurchase of convertible senior notes at par as part of the note tender offer the Company closed during the quarter ended June 30, 2010.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Convertible senior notes included the following amounts at December 31, 2010 and December 31, 2009:

	Dec 31, 2010	Dec 31, 2009
Convertible notes - principal	$35,009	$52,444
Unamortized debt discount	(1,083)	(2,992)
Convertible senior notes - net	$33,926	$49,452

The remaining debt discount will be amortized over the next 22 months, ending in October 2012.

The following table summarizes the Company’s repurchases of convertible senior notes during the years ended December 31, 2008, 2009 and 2010.

Quarter Ended	Notional Amount of Notes Repurchased	Purchase Price	Gain (loss) on Extinguishment of Debt
December 31, 2008	$3,240	$1,179	$1,713
March 31, 2009	5,500	2,090	2,821
June 30, 2009	12,316	6,512	4,581
September 30, 2009	1,500	949	415
March 31, 2010	2,500	2,400	(96)
June 30, 2010	13,500	13,500	(184)
September 30, 2010	1,435	1,435	(14)

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the offering discount and expenses of the transaction, is approximately 8.1%. The Company’s effective interest rate on the liability component of the instrument as measured under the January 1, 2009 accounting guidance was 10.1%, 11.5% and 11.6%, respectively, at December 31, 2010, December 31, 2009 and December 31, 2008. The Company recorded interest expense relating to the convertible senior notes under the January 1, 2009 accounting guidance of $4,063, $5,666, and $7,159, respectively, for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of December 31, 2010, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

December 31, 2010, 2009 and 2008

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

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of December 31, 2010, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
2011	$49,219	$18,861	$68,080
2012	48,304	152,009	200,313
2013	56,389	141,349	197,738
2014	45,769	53,479	99,248
2015	23,725	443,625	467,349
Thereafter	40,297	381,694	421,992
	$263,703	$1,191,017	$1,454,720

10.	Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of December 31, 2010 and December 31, 2009, consisted of the following:

	December 31,
	2010	2009
Accounts payable and other liabilities	$4,105	$1,039
Accrued interest	7,131	7,623
Accrued expenses	5,559	5,487
Unearned rental income	4,339	4,551
Total	$21,134	$18,700

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the years ended December 31, 2010, and December 31, 2009, the Company had no open interest rate swap positions.

During most of 2008, the Company had a single open interest rate swap, intended to manage the Company’s exposure to interest rate movements for a planned long-term financing of assets financed on its credit agreement with Wells Fargo Bank. During November 2008, the Company closed the swap as a result of unprecedented credit market dislocations and associated declines in the 10-Year Treasury and other benchmark market interest rates.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

As of December 31, 2010, the Company had $4,152 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. Within the next twelve months, the Company estimates that $562 of these losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs. At December 31, 2010, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

As of December 31, 2010, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines. The future minimum lease payments under these lease agreements at December 31, 2010 were:

2011	$768
2012	766
2013	578
2014	13
2015	7
Thereafter	–
$2,132

Included in general and administrative expense is rent expense of approximately $546, $657, and $669 for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

13.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, $0.01 per share, and 100,000,000 shares of preferred stock, $0.01 per share. As of December 31, 2010, CapLease had 57,471,268 shares of common stock, and 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock outstanding.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Common Stock

The following table summarizes CapLease’s common stock issuances from its incorporation date (October 31, 2003) through December 31, 2010.

Date	Shares	Offering Price (actual or average)		Net Proceeds (after expenses)	Transaction description

Pre-IPO Capitalization
November 2003	139,134	$0.10		$14	Initial capitalization – issuances to current and former employees of the Operating Partnership
March 2004	3,968,800	N.A.		N.A.	Initial capitalization – issuances of CapLease common stock in exchange for the acquisition of the Operating Partnership from its former owners
Marketed Offerings
March 2004	23,000,000	$10.50		$221,778	Initial public offering of CapLease common stock
May 2006	5,747,000	$10.55		$57,282	Follow-on public offering of CapLease common stock
May/June 2007	10,350,000	$10.75		$104,682	Follow-on public offering of CapLease common stock
Direct Placements
September 2008	1,317,524	$7.59		$9,957	Direct issuance of CapLease common stock to institutional buyer
March 2010	3,144,654	$4.77		$14,985	Direct issuance of CapLease common stock to institutional buyer
OP Unit Exchange
September 2008	107,131	N.A.	(1)	N.A.	Issuance of CapLease common stock in exchange for the same number of Operating Partnership units
DRIP/DSP Plan Issuances
Various 2007	1,111,641	$10.38		$11,538	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2008	1,222,855	$7.96		$9,692	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2009	807,661	$3.60		$2,910	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2010	103	$5.85		$1	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
ATM Issuances
November/December 2006	160,900	$11.91		$1,851	Issuances of CapLease common stock through “at the market offering” (“ATM”) program
Various 2009	2,410,800	$3.49		$8,136	Issuances of CapLease common stock through ATM program
Various 2010	2,137,500	$4.86		$10,117	Issuances of CapLease common stock through ATM program
CapLease 2004 Stock Incentive Plan Awards
Various (2004 – 2010)	3,369,955	N.A.		N.A.	Issuances of CapLease common stock through CapLease 2004 Stock Incentive Plan (See Note 14)
Less: Stock Repurchases
October 2007	(1,524,390)	$9.84		$(7,976)	Repurchase of CapLease common stock in connection with convertible senior note issuance

Total	57,471,268

[1] Units were originally issued at a price of $11.40 per unit.

8.125% Series A Cumulative Redeemable Preferred Stock

In October 2005, CapLease issued 1,400,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share. The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and offering expenses) of approximately $33,657.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

During the quarter ended December 31, 2010, CapLease issued an aggregate of 4,300 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Brinson Patrick Securities Corporation at an average price of $24.95 per share, for net proceeds of $106. For the full year ended December 31, 2010, CapLease issued an aggregate of 4,900 shares of 8.125% Series A cumulative redeemable preferred stock through this  program at an average price of $24.96 per share, for net proceeds of $120.

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

The Series A preferred stock is not convertible into or exchangeable for CapLease’s common stock or any of the Company’s other securities or property.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2007	12/31/2007	1/15/2008	$0.20	$8,870
3/31/2008	3/31/2008	4/15/2008	0.20	8,949
6/30/2008	6/30/2008	7/15/2008	0.20	8,973
9/30/2008	9/30/2008	10/15/2008	0.20	9,475
3/31/2009	3/31/2009	4/15/2009	0.05	2,396
6/30/2009	6/30/2009	7/15/2009	0.05	2,433
9/30/2009	9/30/2009	10/15/2009	0.05	2,577
12/31/2009	12/31/2009	1/15/2010	0.06	3,103
3/31/2010	3/31/2010	4/15/2010	0.06	3,431
6/30/2010	6/30/2010	7/15/2010	0.06	3,431
9/30/2010	9/30/2010	10/15/2010	0.06	3,431
12/31/2010	12/31/2010	1/18/2011	0.065	3,736

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2007	12/31/2007	1/15/2008	$0.5078125	$711
3/31/2008	3/31/2008	4/15/2008	0.5078125	711
6/30/2008	6/30/2008	7/15/2008	0.5078125	711
9/30/2008	9/30/2008	10/15/2008	0.5078125	711
12/31/2008	12/31/2008	1/15/2009	0.5078125	711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711
6/30/2009	6/30/2009	7/15/2009	0.5078125	711
9/30/2009	9/30/2009	10/15/2009	0.5078125	711
12/31/2009	12/31/2009	1/15/2010	0.5078125	711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625
6/30/2010	6/30/2010	7/15/2010	0.5078125	1,625
9/30/2010	9/30/2010	10/15/2010	0.5078125	1,625
12/31/2010	12/31/2010	1/18/2011	0.5078125	1,627

14.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 5,123,000 shares of common stock are authorized for issuance under the stock plan. As of December 31, 2010, the Company had awarded 3,369,955 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company. As of December 31, 2010, the Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2009 through December 31, 2010, is presented below:

	Number of Shares
Stock Awards at January 1, 2009	1,791,195
Granted During the Year Ended December 31, 2009	1,107,600	(1)
Forfeited During the Year Ended December 31, 2009	(8,340)
Stock Awards at January 1, 2010	2,890,455
Granted During the Year Ended December 31, 2010	479,500	(2)
Stock Awards at December 31, 2010	3,369,955

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

A summary of the status of unvested shares from January 1, 2009 through December 31, 2010, is presented below:

	Shares Awarded Under Plan	Shares Priced Under FASB ASC 718-10-30	Weighted Average Fair Value
Nonvested at January 1, 2009	930,232	606,800	$9.66
Current period awards	1,107,600	688,741	2.23
Prior period awards	N/A	119,140	1.88
Vested	(228,476)	(228,476)	6.77
Forfeited	(8,340)	(8,340)	4.31
Nonvested at January 1, 2010	1,801,016	1,177,865	4.17
Current period awards	479,500	286,600	4.84
Prior period awards	N/A	198,966	4.84
Vested	(541,149)	(541,149)	3.84
Nonvested at December 31, 2010	1,739,367	1,122,282	4.62

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

As of December 31, 2010, $3,153 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015). As of December 31, 2010, the grant date fair value for awards of 31,350 restricted shares made in 2007, 78,690 restricted shares made in 2008, 314,145 restricted shares made in 2009 and 192,900 restricted shares made in 2010, has not yet been determined because the grant date (as defined under at FASB ASC 718-10-20) has not yet occurred.

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

The Company’s comprehensive income (loss) for the years ended December 31, 2010, December 31, 2009, and December 31, 2008, is summarized below.

	2010	2009	2008
Net loss	$(13,140)	$(13,967)	$(23,164)
Increase (decrease) in fair value of securities available for sale	1,759	2,463	(9,398)
Increase in fair value of derivatives	–	–	4,522
Amortization of unrealized loss on securities previously classified as available for sale	1,765	562	505
Reclassification of derivative items into earnings	592	761	20,126
Realized loss on derivatives	–	–	(17,853)
Comprehensive income (loss)	$(9,024)	$(10,181)	$(25,262)

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

	December 31,
	2010	2009
Net unrealized losses on securities available for sale	$(7,958)	$(9,717)
Net unrealized losses on securities previously classified as available for sale	(8,107)	(9,872)
Net realized losses on derivatives	(4,151)	(4,743)
Accumulated other comprehensive loss	$(20,216)	$(24,332)

16.	Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued in connection with the Company’s acquisition of a property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the non-controlling interest holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of December 31, 2010, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

The Company is the lessor to tenants under operating leases with expiration dates ranging from 2011 to 2026. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2010, are as follows:

2011	$126,695
2012	125,527
2013	97,358
2014	94,220
2015	92,666
Thereafter	359,048
$895,514

18.	Concentration Risks

The Company has historically relied on Wells Fargo Bank, N. A. (as successor to Wachovia Bank, N. A.) to provide a significant portion of its cash for financing its portfolio investments, including through short-term borrowing facilities to facilitate the Company’s portfolio investment and mortgage financings on its owned real properties. Deterioration in the financial condition of Wells Fargo Bank, N. A. could have a negative impact on the Company’s business, operating results and financial condition. As of December 31, 2010, Wells Fargo Bank, N. A. carried a senior unsecured credit rating of AA from Standard & Poor’s.

During 2010, approximately 12.4% of the Company’s total revenues were derived from one tenant (the United States Government).

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

19.	401(k) Plan

The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. For the years ended December 31, 2010, December 31, 2009 and December 31, 2008, the Company made matching contributions of $297, $234, and $312, respectively.

20.	Pro Forma Condensed Consolidated Statements of Operations (Unaudited)

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2009, the Company acquired the real property purchased during December 2010 which has been accounted for as a business combination. Earnings per share are presented using the weighted average shares outstanding during the relevant periods.  In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the twelve months ended December 31,
	2010	2009
Total revenues	$169,583	$181,368
Loss from continuing operations	(11,706)	(12,978)
Loss per basic and diluted common share from continuing operations	(0.21)	(0.26)
Net loss allocable to common stockholders	(17,235)	(15,257)
Net loss per basic and diluted common share	(0.31)	(0.31)

21.	Segment Reporting

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

Selected results of operations for the years ended December 31, 2010 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$856	$138,438	$27,121	$166,415
Total expenses	19,799	133,647	25,945	179,391
Loss on extinguishment of debt	(293)	-	-	(293)
Income (Loss) from continuing operations	(19,237)	4,791	1,177	(13,269)
Total assets	48,213	1,463,362	358,696	1,870,271

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Selected results of operations for the years ended December 31, 2009 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$492	$147,408	$30,268	$178,168
Total expenses	21,210	150,516	30,602	202,328
Gain on extinguishment of debt	9,829	-	-	9,829
Provision for income tax	201	-	-	201
Loss from continuing operations	(11,090)	(3,109)	(333)	(14,532)
Total assets	54,618	1,471,987	377,810	1,904,415

Selected results of operations for the year ended December 31, 2008 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$777	$147,172	$34,338	$182,287
Total expenses	23,457	144,776	39,762	207,995
Gain on extinguishment of debt	1,713	-	-	1,713
Income (loss) from continuing operations	(20,967)	2,396	(5,424)	(23,995)
Total assets	26,620	1,566,405	452,500	2,045,525

22.	Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial data for the Company for 2010 and 2009.

		Revenue	Net income (loss) applicable to common shares	Basic and diluted income (loss) per common share
2010
	December 31	$41,777	$(10,439)	$(0.18)
	September 30	41,366	(2,779)	(0.05)
	June 30	41,603	(2,704)	(0.05)
	March 31	41,669	(2,836)	(0.05)
2009
	December 31	43,632	(14,039)	(0.27)
	September 30	44,961	(4,084)	(0.08)
	June 30	44,450	5,955	0.12
	March 31	45,126	(4,642)	(0.10)

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding.

23.	Subsequent Events

During February 2011, the Company sold two of its commercial-mortgage backed securities investments. Both of the securities are secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The sale was executed primarily because the securities were beyond their original scheduled maturity date of November 2009 and the sale enabled the Company to realize a return of substantially all of the outstanding principal.  The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company expects to recognize a loss on investment during the first quarter of 2011 of approximately $500. The aggregate carrying amount of these securities was $22,236 as of December 31, 2010. The proceeds from the sale of the Class D bond (face amount of $15,000) will be utilized to reduce principal outstanding in the Company’s CDO, and the proceeds from the sale of the Class E bond (face amount of $8,000) will be utilized for general corporate purposes, including to reduce principal outstanding under the credit agreement and to reinvest in new assets.

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation

December 31, 2010
(amounts in thousands)

Schedule III

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances		Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed

Abbott Laboratories, Columbus, OH	$5,293		$1,025	$10,066	$-	$-	$1,025	$10,066	$11,091	$1,549	1980, renovated in 2003-2004	11/5/2004	Various
Abbott Laboratories, Waukegan, IL	15,809		2,500	15,430	-	-	2,500	15,430	17,930	2,081	2000	8/9/2005	Various
Aetna Life Insurance Company, Fresno, CA	18,484		3,000	19,462	-	849	3,000	20,311	23,311	3,325	1 story office 1969, 2 story office 1984, 2 story parking 1997, interior renovated in 2000 & 2008, parking lot reconstructed in 2008	10/19/2006	Various
Allstate Insurance Company, Charlotte, NC	21,790		7,100	14,594	-	-	7,100	14,594	21,694	1,835	1973, renovated in the 1990s	12/21/2005	Various
Allstate Insurance Company, Roanoke, VA	23,198		3,200	20,930	-	-	3,200	20,930	24,130	2,632	1969/70, with an addition in 1981	12/21/2005	Various
AMVESCAP PLC, Denver, CO	51,124		7,200	55,395	-	591	7,200	55,986	63,186	6,648	2001, first floor renovated in 2008	3/23/2006	Various
Aon Corporation, Glenview, IL	64,526		11,000	68,686	-	1,231	11,000	69,917	80,917	10,969	1976, renovated in 1999-2001	8/19/2004	Various
Baxter International, Inc., Bloomington, IN	4,536		1,200	9,181	-	-	1,200	9,181	10,381	1,427	1996, renovation and warehouse addition in 2004	10/13/2004	Various
Bunge North America, Inc., Fort Worth, TX	8,022		650	8,880	-	-	650	8,880	9,530	821	2005	4/19/2007	Various
Cadbury Holdings Limited, Whippany, NJ	35,265		6,300	38,994	-	1,232	6,300	40,226	46,526	5,530	2005	1/6/2005	Various
Capital One Financial Corporation, Plano, TX	20,748		6,670	18,816	-	-	6,670	18,816	25,486	2,601	1999, renovated in 2005	6/23/2005	Various
Choice Hotels International, Inc., Silver Spring, MD	28,025		5,500	37,385	-	1,133	5,500	38,519	44,019	5,671	Building 10720 - 1981, 10750 - 1971, 10770 - 1986	11/23/2004	Various
Cooper Tire & Rubber Company, Franklin, IN	15,610		1,500	28,242	-	-	1,500	28,242	29,742	21	2009	12/21/2010	Various
County of Yolo, California, Woodland, CA	12,183		2,300	12,850	-	-	2,300	12,850	15,150	1,260	2001	1/30/2007	Various
Crozer-Keystone Health System, Ridley, PA	2,984		-	5,015	-	864	-	5,879	5,879	914	1977, renovated in 2004	8/9/2004	Various
CVS Corporation, Randolph, MA	7,288		6,300	7,801	-	-	6,300	7,801	14,101	1,220	1965, renovated in the 1980's and 1993	9/29/2004	Various
Farmers Group, Inc., Simi Valley, CA	31,690		10,620	28,127	-	-	10,620	28,127	38,747	2,754	Office 240M SF 1982, Training Facility (w/office) 21M SF 1999 & Warehouse 10M SF 1982	1/31/2007	Various
Farmers New World Life Insurance Company, Mercer Island, WA	31,429		24,000	10,035	-	-	24,000	10,035	34,035	1,261	1982	12/22/2005	Various
General Motors Financial Company, Inc., Arlington, TX	26,937		5,820	32,219	-	-	5,820	32,219	38,039	3,230	1999	12/28/2006	Various
ITT Industries, Inc., Herndon, VA	43,792		5,300	40,221	-	9,528	5,300	49,749	55,049	6,660	1999, interior renovated in 2005-2006	5/23/2005	Various
Johnson Controls, Inc., Largo, FL	19,846		4,600	18,168	-	-	4,600	18,168	22,768	2,937	1963 & 2001	12/12/2006	Various
Koninklijke Ahold, N.V., Levittown, PA	14,736		4,000	15,789	-	-	4,000	15,789	19,789	1,796	2006	6/13/2006	Various
Lowes Companies, Inc., Aliso Viejo, CA	42,942		26,600	20,831	-	5	26,600	20,836	47,436	2,929	1965, renovated in 2004-2005	5/31/2005	Various
Michelin North America, Inc. (Development Property), Louisville, KY	-		951	-	-	2,272	951	2,272	3,223	-	Under construction	9/1/2010	Various
Multi-Tenant (currently vacant), Johnston, RI	-	(1)	-	32,986	-	-	-	32,986	32,986	6,175	1973	4/18/2007	Various
Multi-Tenant (Dodge building), Omaha, NE	-		-	11,626	-	1,609	-	13,235	13,235	1,498	1985, renovated 2010-2011	4/18/2007	Various

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation

December 31, 2010
(amounts in thousands)

Schedule III

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances		Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed

Multi-Tenant (Landmark building), Omaha, NE	9,500		-	31,866	-	1,056	-	32,922	32,922	3,304	1991	4/18/2007	Various
N/A (Development Property), Simi Valley, CA	-		1,025	-	-	-	1,025	-	1,025	-		5/24/2007	Various
Nestle Holdings, Inc., Breinigsville, PA	53,321	(2)	-	77,439	-	-	-	77,439	77,439	7,168	1994	4/18/2007	Various
Nestle Holdings, Inc., Fort Wayne, IN	29,708	(2)	-	37,313	-	-	-	37,313	37,313	3,454	1994	4/18/2007	Various
Nestle Holdings, Inc., Lathrop, CA	37,495	(2)	-	57,483	-	-	-	57,483	57,483	5,321	1994	4/18/2007	Various
Omnicom Group, Inc., Irving, TX	13,087		2,620	11,800	-	184	2,620	11,984	14,604	1,640	1997	6/23/2005	Various
Pearson Plc., Lawrence, KS	16,540		1,140	16,557	-	-	1,140	16,557	17,697	1,953	1997	4/12/2006	Various
T-Mobile USA, Inc., Nashville, TN	10,749		2,450	11,774	-	-	2,450	11,774	14,224	1,216	2002	11/14/2006	Various
The Kroger Co., Various locations in KY (five), GA (four), and TN (two)	49,421		-	84,702	-	-	-	84,702	84,702	7,841	Various, 1995-1996	4/18/2007	Various
The Travelers Corporation, Hartford, CT	22,581		-	18,317	-	-	-	18,317	18,317	1,938	1986	4/18/2007	Various
Tiffany & Co., Parsippany, NJ	59,901		7,400	62,150	-	47	7,400	62,197	69,597	8,176	Office & Warehouse - 1996-1997, Warehouse Mezzanine - 2000, Garage - 2001, East Wing Office - 2002, solar rooftop panels installed in 2006	9/28/2005	Various
Time Warner Entertainment Company, L.P., Milwaukee, WI	22,492		2,300	22,299	-	-	2,300	22,299	24,599	2,281	1903, renovated in 2001	11/28/2006	Various
TJX Companies, Inc., Philadelphia, PA	73,720		6,100	79,734	-	-	6,100	79,734	85,834	9,586	2001	3/10/2006	Various
United States Government (DEA), Birmingham, AL	11,676		1,000	11,643	-	(126)	1,000	11,517	12,517	1,457	2005	8/11/2005	Various
United States Government (EPA), Kansas City, KS	22,995		250	29,476	-	-	250	29,476	29,726	3,966	2003	8/11/2005	Various
United States Government (FBI), Albany, NY	12,438		3,000	12,869	-	168	3,000	13,037	16,037	1,344	1998, building expanded by 3M SF in 2008.	10/25/2006	Various
United States Government (FBI), Birmingham, AL	19,452		2,200	20,171	-	2,440	2,200	22,610	24,810	2,864	2005, building expanded by 10M SF in 2007	8/11/2005	Various
United States Government (NIH), N. Bethesda, MD	59,459		10,350	61,537	-	909	10,350	62,446	72,796	8,172	1989	9/9/2005	Various
United States Government (SSA), Austin, TX	5,297		1,100	4,373	-	138	1,100	4,511	5,611	567	2005	8/11/2005	Various
United States Government (VA), Ponce, PR	4,836		2,120	10,252	-	74	2,120	10,326	12,446	1,583	2000, HVAC system replaced in 2008	11/1/2004	Various
Walgreen Co., Pennsauken, NJ	1,365		463	2,629	-	-	463	2,629	3,092	405	1996	11/1/2004	Various
Walgreen Co., Portsmouth, VA	2,768		618	3,560	-	-	618	3,560	4,178	549	1998	11/1/2004	Various
	$1,085,058		$191,472	$1,249,673	$-	$24,204	$191,472	$1,273,877	$1,465,349	$152,529

(1)  Property serves as collateral under the Company’s credit agreement without any specific borrowings against the asset.
(2)  Three properties leased to Nestlé are cross-collateralized.

CapLease, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(amounts in thousands)
Schedule III—(Continued)

Reconciliation of real estate owned:
Balance-December 31, 2007		$1,466,152
Property acquisitions	$-
Costs capitalized subsequent to acquisition	4,195
Balance-December 31, 2008		$1,470,347
Property acquisitions	$-
Costs capitalized subsequent to acquisition	1,389
Property reclassed to asset held for sale	(4,420)
Adjustments due to lease terminations	(8,579)
Writedowns to reflect asset impairment	(13,410)
Property divestitures	(20,234)
Balance-December 31, 2009		$1,425,093
Property acquisitions	$30,693
Costs capitalized subsequent to acquisition	9,563
Balance-December 31, 2010		$1,465,349

Reconciliation of accumulated depreciation:
Balance-December 31, 2007		$55,875
Additions during the year:
Depreciation on property	$33,419
Balance-December 31, 2008		$89,294
Additions during the year:
Depreciation on property	$32,991
Deductions during the year:
Property reclassed to asset held for sale	(245)
Accumulated depreciation on divested property	(1,682)
Balance-December 31, 2009		$120,358
Additions during the year:
Depreciation on property	$32,171
Balance-December 31, 2010		$152,529

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2010
(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Autozone, Inc.	Douglas and Valdosta, GA	6.50%	Nov 2022	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	$1,650	$1,650	$-
Bank of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,249	3,249	-
Bank of America, N.A.	Glenview, IL	6.34%	Dec 2028	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	4,247	4,247	-
Best Buy Co., Inc.	Chicago, IL	6.40%	Mar 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	16,691	16,691	-
City of Jasper, Texas	Jasper, TX	7.00%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,498	1,462	-
CVS Corporation	Asheville, NC	6.53%	Jan 2026	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,034	2,080	-
CVS Corporation	Bangor, PA	6.28%	Jan 2026	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,064	2,035	-
CVS Corporation	Athol, MA	6.46%	Jan 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,235	1,235	-
CVS Corporation	Washington, DC	8.10%	Jan 2023	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	2,089	2,201	-
CVS Corporation	Bluefield, WV	8.00%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,087	1,161	-
CVS Corporation	Sunbury, PA	7.50%	Jan 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,341	1,316	-
CVS Corporation	Evansville, IN	6.22%	Jan 2033	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,149	3,149	-
CVS Corporation	Southington, CT	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,530	1,665	-
CVS Corporation	Willimantic, CT	8.26%	Jan 2023	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,804	1,982	-
CVS Corporation	Stow, OH	8.26%	Jan 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,029	2,205	-
CVS Corporation	Oak Ridge, NC	6.99%	Aug 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,762	2,762	-
CVS Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	1,241	1,241	-

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2010
(amounts in thousands)

Schedule IV
Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
CVS Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,401	2,401	-
Harris Bankcorp, Inc.	Chicago, IL	6.81%	Aug 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,943	3,943	-
Home Depot USA, Inc.	Chelsea, MA	5.36%	Jan 2031	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	7,807	7,807	-
Home Depot USA, Inc.	Tullytown, PA	6.62%	Jan 2033	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	8,274	8,274	-
Kohls Corporation	Chicago, IL	6.69%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	45,110	45,110	-
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,549	2,587	-
Koninklijke Ahold, N.V.	North Kingstown, RI	7.50%	Nov 2025	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,075	6,059	-
Koninklijke Ahold, N.V.	Tewksbury, MA	7.50%	Jan 2027	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	5,969	5,965	-
Koninklijke Ahold, N.V.	Upper Darby Township, PA	7.29%	Apr 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	5,763	5,554	-
Lowes Companies, Inc.	Matamoras, PA	6.61%	May 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	6,923	6,923	-
Lowes Companies, Inc.	Framingham, MA	0.96%	Sep 2031	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	5,585	1,530	-
National City Bank	Chicago, IL	5.89%	Dec 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	2,723	2,782	-
Neiman Marcus Group, Inc.	Las Vegas, NV	6.06%	Nov 2021	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	5,821	6,222	-
United States Postal Service	Scammon Bay, AK	7.05%	Oct 2021	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	759	771	-
University of Connecticut Health Center	Farmington, CT	6.34%	Nov 2024	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	18,592	19,150	-
Walgreen Co.	Montebello, CA	6.10%	Feb 2030	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,147	4,147	-
Walgreen Co.	Nacogdoches, TX	6.80%	Sep 2030	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	3,350	3,350	-
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	4,800	4,800	-
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	3,130	3,130	-
						193,421	190,836	-

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2010
(amounts in thousands)

Schedule IV
Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Corporate Credit Notes
Albertsons, LLC	Los Angeles, CA	6.50%	Sep 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	154	147	-
Albertsons, LLC	Norwalk, CA	6.33%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	174	173	-
Best Buy Co., Inc.	Olathe, KS	5.40%	Jun 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	586	577	-
Best Buy Co., Inc.	Wichita Falls, TX	6.15%	Nov 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	186	183	-
CVS Corporation	Garwood, NJ	6.12%	Aug 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	290	287	-
CVS Corporation	Kennett Square, PA	6.40%	Oct 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	201	199	-
CVS Corporation	Commerce, MI	5.85%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	164	162	-
CVS Corporation	Rutherford College, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	136	134	-
CVS Corporation	Clemmons, NC	5.54%	Jan 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	136	133	-
CVS Corporation	Rockingham, NC	6.12%	Oct 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	152	150	-
CVS Corporation	Knox, IN	7.60%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	44	44	-
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	196	194	-
FedEx Ground Package System, Inc.	Reno, NV	5.90%	Oct 2014	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	629	625	-
FedEx Ground Package System, Inc.	McCook, IL	5.89%	Feb 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,345	1,337	-
Hercules Incorporated	Wilmington, DE	9.32%	May 2013	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	12,664	12,664	-
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	642	635	-
PerkinElmer, Inc.	Warwick, RI	7.68%	Jan 2012	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	140	140	-
PerkinElmer, Inc.	Beltsville, MD	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	97	96	-
PerkinElmer, Inc.	Daytona Beach, FL	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	44	44	-

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment

December 31, 2010
(amounts in thousands)

Schedule IV
Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
PerkinElmer, Inc.	Phelps, NY	7.35%	Dec 2011	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	41	41	-
Staples, Inc.	Odessa, TX	6.41%	Sep 2012	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	106	105	-
Walgreen Co.	Delray Beach, FL	6.20%	Jan 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	156	156	-
Walgreen Co.	Waterford, MI	5.50%	Jun 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	290	283	-
Walgreen Co.	Riverside, CA	6.10%	Dec 2013	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	210	208	-
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and Interest are payable monthly at a level amount, over the life to maturity	N/A	401	400	-
						19,184	19,117	-

Mezzanine and Other Investments
West End Mortgage Finance Fund I L.P.	Various	5.00%	Delinquent	Principal and Interest are payable monthly at a varying amount, over the life to maturity	N/A	1,444	988	1,444
						1,444	988	1,444

Provision for valuation loss						-	(500)

Total						$214,049	$210,441	$1,444

(1)	The aggregate cost for federal income tax purposes is $211,385

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment
December 31, 2010
(amounts in thousands)
Schedule IV—(Continued)

Balance-December 31, 2007		$270,143
Additions during the year:
New loan investments
Deductions during the year:
Securities reclassified to loan investments	$24,453
Principal received	(6,863)
Principal written-off as uncollectible	(498)
Allowance for loan losses	(500)
Amortization of unearned discounts and premiums	(172)
Balance-December 31, 2008		$286,563
Additions during the year:
New loan investments	$790
Deductions during the year:
Loans reclassified to available for sale	(25,995)
Principal received	(15,458)
Allowance for loan losses	(444)
Amortization of unearned discounts and premiums	(103)
Loans sold	(23,697)
Balance-December 31, 2009		$221,656
Additions during the year:
New loan investments	$-
Deductions during the year:
Principal received	(11,193)
Interest payments treated as a reduction of carry value	(12)
Allowance for loan losses	-
Amortization of unearned discounts and premiums	(10)
		$210,441

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting immediately precedes Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 9B.   Other Information.

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2011 annual meeting of stockholders.

Item 11.     Executive Compensation.

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2011 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2011 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2011 annual meeting of stockholders.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2011 annual meeting of stockholders.

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

Exhibit No.	Description

3.1(1)	Articles of Amendment and Restatement of the registrant
3.2(2)	Articles of Amendment to Articles of Incorporation of the registrant
3.3(3)	Articles Supplementary Establishing the Rights and Preferences of the 8.125% Series A Cumulative Redeemable Preferred Stock of the registrant
3.4(5)	Articles of Amendment to Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of March 17, 2010
3.5(6)	Articles of Amendment to Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of March 29, 2010
3.6(1)	Amended and Restated Bylaws of the registrant
3.7(2)	First Amendment to Amended and Restated Bylaws of the registrant
4.1(1)	Form of Certificate evidencing the Common Stock, par value $0.01 per share, of the registrant
4.2(4)	Junior Subordinated Indenture between Caplease, LP and JPMorgan Chase Bank, National Association, as trustee, dated December 13, 2005
4.3(4)
Amended and Restated Trust Agreement among Caplease, LP, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated December 13, 2005

4.4(7)
Indenture among the registrant, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp., Caplease Credit LLC, and Deutsche Bank Trust Company Americas, as trustee (including form of 7.50% Convertible Senior Note due 2027) dated as of October 9, 2007

4.5(8)	First Amended and Restated Limited Partnership Agreement of Caplease, LP, dated June 13, 2006
10.1(9)	Promissory Note (Note A), dated October 28, 2004, of CLF 1000 Milwaukee Avenue LLC in favor of Wachovia Bank, National Association
10.2(10)	Promissory Note, dated December 9, 2004, of the registrant in favor of Wachovia Bank, National Association
10.3(12)	Promissory Note, dated February 25, 2005, of CLF Parsippany LLC in favor of Wachovia Bank, National Association
10.4(14)	Indenture, dated as of March 10, 2005, by and among Caplease CDO 2005-1, Ltd., Caplease CDO 2005-1 Corp., Caplease Investment Management, LLC and LaSalle Bank National Association
10.5(21)	Sales Agreement, dated as of October 9, 2009, between Brinson Patrick Securities Corporation and the registrant
10.6(5)	First Amendment to Sales Agreement, dated as of March 17, 2010, between Brinson Patrick Securities Corporation and the registrant
10.7(23)	ATM Equity Offering Sales Agreement, dated as of December 8, 2010, by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated, the registrant and Caplease, LP
10.8(15)	Promissory Note, dated August 16, 2005, of CLF FBI Birmingham LLC in favor of Wachovia Bank, National Association
10.9(15)	Promissory Note, dated August 16, 2005, of CLF DEA Birmingham LLC in favor of Wachovia Bank, National Association

Exhibit No.	Description

10.10(15)	Promissory Note, dated August 16, 2005, of CLF SSA Austin, LP in favor of Wachovia Bank, National Association
10.11(15)	Trust Indenture dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas, as issuer, and Security Bank of Kansas City, as trustee
10.12(15)	Lease dated as of February 1, 2001 between Unified Government of Wyandotte County, Kansas City, Kansas and Kansas EPA Laboratory, LLC
10.13(15)	Promissory Note, dated as of September 9, 2005, of Caplease Credit LLC in favor of Wachovia Bank, National Association
10.14(15)	Promissory Note, dated as of September 28, 2005, of CLF Sylvan Way LLC in favor of Wachovia Bank, National Association
10.15(4)	Parent Guarantee Agreement between the registrant and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 13, 2005
10.16(16)	Promissory Note, dated as of December 21, 2005, of CLF McCullough Drive Charlotte LLC and CLF Electric Road Roanoke LLC in favor of LaSalle Bank National Association
10.17(7)
Registration Rights Agreement, dated as of October 9, 2007, between the registrant and Deutsche Bank Securities Inc., as representative of the several initial purchasers of the convertible senior notes due 2027

10.18(18)	Loan Agreement, dated as of December 17, 2007, between CapLease 2007-STL LLC, as borrower, and KBC Bank, N.V., acting through its New York Branch, as lender and administrative agent
10.19(22)
First Amended and Restated Credit Agreement among Caplease Debt Funding, LP, as the borrower, PREFCO II Limited Partnership, as a guarantor, the registrant, as a guarantor, Caplease, LP, as a guarantor, Caplease Services Corp., as a guarantor, and Wells Fargo Bank, National Association, as administrative agent and initial lender, dated as of July 16, 2010

*10.20(11)	Amended and Restated 2004 Stock Incentive Plan of the registrant (Effective March 10, 2009)
*10.21(20)	Form of Non-Employee Director Restricted Stock Award Agreement
*10.22	Form of Executive Officer Restricted Stock Agreement
*10.23(13)	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale and Robert C. Blanz, and the registrant
*10.24(19)	Amendment No. 1 to the Employment Agreement dated as of March 24, 2004 between Robert C. Blanz and the registrant, dated February 13, 2007
*10.25(17)	Employment Agreement, dated as of February 13, 2007, between Paul Hughes and the registrant
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries
23.1	Consent of McGladrey & Pullen, LLP
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.

(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.

(3)	Incorporated by reference from the registrant’s registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 17, 2005.

(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.

(5)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2010.

(6)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2010.

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007.

(8)	Incorporated by reference from the registrant’s registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 14, 2008 (File No. 333-148649).

(9)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.

(10)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 15, 2004.

(11)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2009.

(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 3, 2005.

(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

(14)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.

(15)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2005.

(16)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.

(18)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.

(19)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2008.

(20)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2009.

(21)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2009.

(22)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010.

(23)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2010.

PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: February 18, 2011	/s/ Paul H. McDowell
Paul H. McDowell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul H. McDowell	Chairman of the Board and Chief Executive	February 18, 2011
Paul H. McDowell	Officer (Principal Executive Officer)

/s/ William R. Pollert	President and Director	February 18, 2011
William R. Pollert

/s/ Shawn P. Seale	Senior Vice President, Chief Financial	February 18, 2011
Shawn P. Seale	Officer and Treasurer (Principal Financial Officer)

/s/ John E. Warch	Senior Vice President and	February 18, 2011
John E. Warch	Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael E. Gagliardi	Director	February 18, 2011
Michael E. Gagliardi

/s/ Stanley Kreitman	Director	February 18, 2011
Stanley Kreitman

/s/ Jeffrey F. Rogatz	Director	February 18, 2011
Jeffrey F. Rogatz

/s/ Howard A. Silver	Director	February 18, 2011
Howard A. Silver