Form 10-Q
period 2011-03-31
CapLease, Inc.
filed 2011-05-06
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 6, 2011, there were 68,055,665 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2011 (unaudited) and December 31, 2010

(Amounts in thousands, except share and per share amounts)	As Of March 31, 2011	As Of December 31, 2010
Assets
Real estate investments, net	$1,391,613	$1,398,399
Loans held for investment, net	207,032	210,040
Commercial mortgage-backed securities	121,470	145,965
Cash and cash equivalents	33,506	32,742
Structuring fees receivable	309	326
Other assets	99,997	82,799
Total Assets	$1,853,927	$1,870,271
Liabilities and Equity
Mortgages on real estate investments	$923,984	$928,429
Collateralized debt obligations	251,804	254,210
Credit agreement	101,105	105,345
Secured term loan	97,434	101,880
Convertible senior notes	34,068	33,926
Other long-term debt	30,930	30,930
Total Debt Obligations	1,439,325	1,454,720
Intangible liabilities on real estate investments	36,858	37,405
Accounts payable, accrued expenses and other liabilities	25,846	21,134
Dividends and distributions payable	5,401	5,373
Total Liabilities	1,507,430	1,518,632
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,204,900 shares issued and outstanding	73,880	73,880
Common stock, $0.01 par value, 500,000,000 shares authorized, 57,905,665 and 57,471,268 shares issued and outstanding, respectively	580	576
Additional paid in capital	290,220	296,232
Accumulated other comprehensive loss	(19,331)	(20,216)
Total Stockholders' Equity	345,349	350,472
Non-controlling interest in consolidated subsidiaries	1,148	1,167
Total Equity	346,497	351,639
Total Liabilities and Equity	$1,853,927	$1,870,271

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2011	2010
Revenues:
Rental revenue	$32,178	$31,527
Interest income from loans and securities	6,428	6,968
Property expense recoveries	3,353	3,012
Other revenue	283	202
Total revenues	42,242	41,709
Expenses:
Interest expense	20,453	21,727
Property expenses	6,913	6,367
Loss on investments	490	–
General and administrative expenses	2,833	2,964
General and administrative expenses-stock based compensation	672	554
Depreciation and amortization expense on real property	12,330	12,065
Loan processing expenses	66	77
Total expenses	43,757	43,754
Loss on extinguishment of debt	–	(96)
Loss from continuing operations	(1,515)	(2,141)
Income from discontinued operations	–	38
Net loss before non-controlling interest in consolidated subsidiaries	(1,515)	(2,103)
Non-controlling interest in consolidated subsidiaries	9	8
Net loss	(1,506)	(2,095)
Dividends allocable to preferred shares	(1,627)	(741)
Net loss allocable to common stockholders	$(3,133)	$(2,836)

Earnings per share:
Net loss per common share, basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	57,537	53,051
Dividends declared per common share	$0.07	$0.06
Dividends declared per preferred share	$0.51	$0.51

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2010	$73,880	$576	$296,232	$(20,216)	$1,167	$351,639
Incentive stock plan compensation expense	–	–	672	–	–	672
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net loss	–	–	(1,506)	–	–	(1,506)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(9)	(9)
Issuance of common stock	–	–	219	–	–	219
Dividends declared-preferred	–	–	(1,627)	–	–	(1,627)
Dividends declared-common	–	–	(3,766)	–	–	(3,766)
Distributions declared-operating partnership units	–	–	–	–	(10)	(10)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	150	–	150
Increase in fair value of securities available for sale	–	–	–	585	–	585
Reclassification of derivative items into earnings	–	–	–	150	–	150
Balance at March 31, 2011	$73,880	$580	$290,220	$(19,331)	$1,148	$346,497

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,506)	$(2,095)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	12,306	12,102
Stock based compensation	672	554
Amortization of above and below market leases	419	416
Loss attributable to non-controlling interest in consolidated subsidiaries	(9)	(8)
Loss on extinguishment of debt	–	96
Loss on investments	490	–
Straight-lining of rents	11,674	10,372
Amortization of discounts/premiums, and origination fees/costs, net	(133)	(133)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	617	882
Changes in operating assets and liabilities:
Structuring fees receivable	17	202
Other assets	(7,803)	(6,169)
Accounts payable, accrued expenses and other liabilities	(1,746)	(321)
Net cash provided by operating activities	14,998	15,898
Investing activities
Principal received from borrowers	3,021	2,729
Proceeds from sale of securities	22,540	–
Repayments of commercial mortgage-backed securities	2,321	1,719
Proceeds from sale of real estate investments	–	3,410
Real estate improvements, additions and construction in progress	(6,417)	(45)
Leasing commission costs	(60)	–
Purchases of furniture, fixtures, equipment and leasehold improvements	(2)	(7)
Net cash provided by investing activities	21,403	7,806
Financing activities
Borrowings from mortgages on real estate investments	468	421
Repayments of mortgages on real estate investments	(4,679)	(3,702)
Funds held by trustee of CDO pending distribution	(15,171)	(355)
Repayments of collateralized debt obligations	(2,416)	(2,095)
Repayments on credit agreement	(4,239)	(14,101)
Repayments on secured term loan	(4,446)	(3,755)
Convertible senior notes repurchased	–	(2,400)
Common stock issued, net of offering costs	219	23,479
Preferred stock issued, net of offering costs	–	40,146
Distributions to non-controlling interest	(10)	(9)
Dividends paid on common and preferred stock	(5,363)	(3,813)
Net cash (used in) provided by financing activities	(35,637)	33,816
Net increase in cash and cash equivalents	764	57,520
Cash and cash equivalents at beginning of period	32,742	38,546
Cash and cash equivalents at end of period	$33,506	$96,066

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information
Cash paid for interest expense	$18,522	$19,255
Cash paid for income taxes	–	201
Distributions declared but not paid	10	10
Dividends declared but not paid	5,391	5,056

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

1.	Organization and Business

CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”) is a real estate investment trust, or REIT, that invests primarily in single tenant commercial real estate assets subject to long-term leases to high credit quality tenants. The Company focuses on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.  The Company also continues to be opportunistic and has made and expects to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when it determines it can sufficiently underwrite that exposure and isolate a predictable cash flow.

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

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.  These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2010 and notes thereto, included in the Company’s Form 10-K filed with the SEC on February 18, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of CapLease and its majority-owned subsidiaries.  Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition.  All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

Accounting for Real Estate

Real estate held for investment is carried on the Company’s Consolidated Balance Sheets at historical cost to the Company, less accumulated depreciation, amortization and impairment charges.  Depreciation and amortization are determined by the straight-line method over the remaining estimated economic useful lives of the properties.  The Company has allocated the purchase price of its owned properties to the following based on estimated fair values on the acquisition date:  land (no depreciation), building and improvements (depreciated over periods not exceeding 40 years), above-market leases (amortized as a reduction of base rental revenue over the remaining term of the respective lease), below-market leases (amortized as an increase to base rental revenue over the remaining initial term plus the term of any below-market renewal options of the respective lease), and in-place leases (amortized as a component of depreciation and amortization expense over the remaining initial term of the respective lease).  The fair value of tangible and intangible assets acquired is considered to be a Level 3 input in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 6 below.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

Direct costs incurred in acquiring completed properties that meet the classification of a business for accounting purposes are charged to operations as incurred. Expenditures for maintenance and repairs of owned properties are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company did not recognize any impairment losses on long-lived assets during either of the quarters ended March 31, 2011 or March 31, 2010.

Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties that the Company has determined to classify as held for sale are also required to be simultaneously reviewed for impairment and carried on the Company’s Consolidated Balance Sheets at the lower of net carrying value or estimated fair value.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or estimated fair value.  As of March 31, 2011, the Company has not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component and an asset-specific component.  The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of March 31, 2011, the Company has a general loan loss reserve of $500.  See Note 4.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of March 31, 2011, the Company had an asset-specific loan loss reserve of $444 on a single impaired loan.  See Note 4.

Commercial Mortgage-Backed Securities

GAAP creates two accounting classifications that are relevant with respect to the Company’s securities investments:

•
“Held to maturity” are those securities that the Company has the positive intent and ability to hold until maturity.  All of the Company’s securities classified as held to maturity were transferred to this classification (from “available for sale” classification) in January 2008.  For a security transferred into the held to maturity category, the security is recorded at estimated fair value on the date of transfer.  A fair market value adjustment is also recorded as a component of Other Comprehensive Income (Loss) within Stockholders’ Equity for the amount of the unrealized gain or loss on the security on the date of the transfer.  The unrealized gain or loss on the security is then amortized against the related fair value adjustment over the expected term of the security using the effective interest method.

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

The Company classifies its securities investments that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 8, as “held to maturity,” and all other securities investments, including those financed within the credit agreement discussed at Note 8, as “available for sale.”

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during each of the quarters ended March 31, 2011 and March 31, 2010.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

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

On occasion, the Company may consider a loan to be non-performing and place the loan on non-accrual status when there is sufficient doubt as to the ultimate ability to collect interest on the loan. While on non-accrual status, the loan is accounted for on either a cash basis, in which case interest income is recognized only upon actual receipt, or on a cost-recovery basis based upon management’s judgment as to the collectibility of the investment.

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 3,093,759 for the three months ended March 31, 2011, and 4,597,676 for the three months ended March 31, 2010.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)
The following summarizes the Company’s EPS computations for the three months ended March 31, 2011 and March 31, 2010 (in thousands, except per share amounts):

	For the three months ended March 31,
	2011	2010
Net (loss) income allocable to common stockholders	$(3,133)	$(2,836)
Weighted average number of common shares outstanding, basic and diluted	57,537	53,051
(Loss) income per share, basic and diluted	$(0.05)	$(0.05)
Non-vested shares included in weighted average number of shares outstanding above	1,617	1,740

Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends various sections of FASB Accounting Codification Statement (“ASC”) 310-10 and outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The required disclosures under this amendment as of the end of a reporting period are effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's March 31, 2011 interim reporting period. The Company’s adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at March 31, 2011 and December 31, 2010:

	Mar 31, 2011	Dec 31, 2010
	Unaudited
Real estate investments:
Land	$190,521	$190,521
Building and improvements	1,268,950	1,268,320
Construction in progress, land	951	951
Construction in progress, building and improvements	11,343	5,557
Intangible assets	183,543	183,543
Less: Accumulated depreciation and amortization	(263,695)	(250,493)
Real estate investments, net	$1,391,613	$1,398,399
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(11,050)	(10,503)
Intangible liabilities on real estate investments, net	$36,858	$37,405

The Company did not make any real estate investments during the three months ended March 31, 2011, or the three months ended March 31, 2010.

Development Activities

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

Construction activity and funding of the project commenced during the third quarter of 2010 and the project is scheduled to be completed during May 2011.

The table below details the Company’s construction in progress associated with the Michelin joint venture as of March 31, 2011.  The information included in the table below represents management’s estimates and expectations at March 31, 2011, which are subject to change.  The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)(1)	Construction in Progress at 3/31/11	Estimated Remaining Funding	Estimated Total Investment(2)	Estimated Completion Date
Louisville, Kentucky	Michelin North America, Inc.	Warehouse/ distribution	150,000	10	$5,101	$3,290	$8,391	May 2011

(1)	The lease is scheduled to commence upon substantial completion of the building and the satisfaction of certain other conditions.

(2)	Interest and fees the Company will earn during the construction period are expected to reduce the total investment to $8,069.

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue may be recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of March 31, 2011 and December 31, 2010, were as follows:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

	Mar 31, 2011	Dec 31, 2010
	Unaudited
Accrued Rental Income	$34,287	$39,506
Deferred Rental Income	6,455	-

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 7. Deferred rental income is included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 9.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three months ended March 31, 2011 and March 31, 2010, were as follows:

	For the three months ended March 31,
	2011	2010
Depreciation on real estate (included in depreciation and amortization expense)	$8,171	$8,031
Amortization of in-place leases (included in depreciation and amortization expense)	4,065	3,996
Amortization of above-market leases (included as a reduction of rental revenue)	966	962
Amortization of below-market leases (included as an increase to rental revenue)	547	547

As of March 31, 2011, the Company’s weighted average amortization period on intangible assets was 7.4 years, and the weighted average amortization period on intangible liabilities was 25.9 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of March 31, 2011 was as follows:

	Intangible Assets	Intangible Liabilities
2011	$14,364	$1,640
2012	14,972	2,186
2013	9,300	2,051
2014	8,942	1,954
2015	8,283	1,678
Thereafter	24,686	27,350
Total	$80,547	$36,858

Owned Property Investment and Financing Strategy

Substantially all of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing. The Company’s strategy is to own and finance on a long-term basis each property through a separate and distinct special purpose entity, or SPE, with each property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 8.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

Hartford, Connecticut Property

As of March 31, 2011, the Company performed an impairment analysis of its investment in the property in Hartford, Connecticut leased to Travelers Corporation.  The Company concluded that no impairment loss was necessary as the estimated future cash flows from the investment are in excess of the Company’s carry value of the property of $18,740.  The cash flows are based on estimates the Company believes to be reasonable and contemplate rent for the remaining lease term plus management’s estimates of future lease cash flows.

4.	Loans Held for Investment

Loans held for investment at March 31, 2011 and December 31, 2010, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of March 31, 2011, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  Except as described below, as of March 31, 2011, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Mar 31, 2011	Dec 31, 2010
	Unaudited
Principal	$211,028	$214,049
(Discount) Premium	(2,662)	(2,664)
Cost basis	208,366	211,385
Allowance for loan losses	(944)	(944)
Carrying amount of loans	207,422	210,441
Deferred origination fees, net	(390)	(401)
Total	$207,032	$210,040

As of each of March 31, 2011 and December 31, 2010, the Company’s loan investments carried interest rates ranging from 5.00% to 9.32%.  At March 31, 2011 and December 31, 2010, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.7% and 6.7%, respectively.

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

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

	Carry Value
Credit rating (1) (2)	3/31/11	12/31/10
Investment grade rating of A- or A3 and above	$39,498	$39,780
Investment grade rating of below A- or A3	111,947	113,001
Implied investment grade rating	37,860	38,285
Non-investment grade rating	17,629	18,887
Unrated	988	988
General loan loss reserve	(500)	(500)
	$207,422	$210,441

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from Standard & Poor's or equivalent rating if rated only by Moody's Investors Service.

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

As of March 31, 2011, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

As of March 31, 2011, the Company had one loan investment which is on non-accrual status and past due more than 90 days.  The loan, which has remaining principal outstanding of $1,444, has been classified as impaired under applicable accounting guidance.  The Company intends to account for any interest income it collects on the impaired loan on a cost-recovery basis.  The Company performed an impairment analysis for the impaired loan as of March 31, 2011, and concluded that no loss reserve beyond a reserve of $444 recorded at June 30, 2009, was warranted.

The following tables summarize certain financial information with respect to the Company’s impaired loan:

			Average carrying amount
	Carrying Amount		For the three months ended March 31,
Borrower	3/31/2011	12/31/2010	2011	2010
West End Mortgage Finance Fund I L.P.	$988	$988	$988	$1,000

Interest Income Recognized
	For the three months ended March 31,2011		For the three months ended March 31,2010
Borrower	Accrual	Cash	Accrual	Cash
West End Mortgage Finance Fund I L.P.	$-	$-	$-	$-

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

5.	Commercial Mortgage-Backed Securities and Structuring Fees Receivable

The following is a summary of the Company’s securities investments at March 31, 2011:

Description	Number of Securities	Face Value	Carry Value	Amortized Cost	Fair Value	Gross Unrecognized Gain	Gross Unrecognized Loss
Held to Maturity	15	$136,410	$115,226	$123,183	$103,004	$1,653	$(21,832)
Available For Sale	6	26,714	6,244	13,616	6,244	-	(7,372)
Total	21	$163,124	$121,470	$136,799	$109,248	$1,653	$(29,204)

A detailed schedule of the Company’s securities investments at March 31, 2011 follows:

		Face Amount (1)		Cost Basis
		Mar 31, 2011	Dec 31, 2010	Mar 31, 2011	Dec 31, 2010
Description	Classification	Unaudited		Unaudited
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	Available for Sale	$615	$602	$507	$493
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	Available for Sale	939	920	757	735
BSCMS 1999 CLF1, Class E (rated D)	Available for Sale	2,585	3,326	–	–
CMLBC 2001-CMLB-1, Class H (rated B-)	Available for Sale	11,907	11,907	7,016	6,978
CMLBC 2001-CMLB-1, Class J (rated D)	Available for Sale	6,383	6,383	1,051	1,149
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	Available for Sale	4,285	4,392	4,285	4,392
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant) (rated B)	Held to Maturity	33,504	34,722	33,928	35,172
Certificated Mortgage Loan (with CVS Corporation as tenant) (rated BBB+)	Held to Maturity	17,330	17,480	17,330	17,480
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant) (rated BBB)	Held to Maturity	7,489	8,032	7,588	8,142
Certificated Mortgage Loan (with Yahoo! Inc. as tenant) (rated BBB-)	Held to Maturity	21,654	21,739	21,416	21,497
BACM 2006-4, Class H (rated CCC)	Held to Maturity	8,000	8,000	281	400
Banc of America 2007-1, Class C (rated B)	Held to Maturity	500	500	179	173
CALFS 1997-CTL1, Class D (rated B-)	Held to Maturity	6,000	6,000	5,953	5,951
CMLBC 2001-CMLB-1, Class E (rated BBB+)	Held to Maturity	9,526	9,526	10,027	10,033
CMLBC 2001-CMLB-1, Class G (rated BB-)	Held to Maturity	9,526	9,526	8,961	8,953
JP Morgan 2006-LDP9, Class AJ (rated BB-)	Held to Maturity	200	200	101	99
NLFC 1999-LTL-1, Class E (rated BB)	Held to Maturity	11,081	11,081	5,985	5,926
Wachovia 2007-C30, Class AJ (rated B)	Held to Maturity	200	200	97	95
Wachovia 2007-C31, Class AJ (rated B+)	Held to Maturity	200	200	98	96
Wachovia 2007-C33, Class AJ (rated B+)	Held to Maturity	200	200	98	96
WBCMT 2006-C27, Class C (rated BB)	Held to Maturity	11,000	11,000	11,142	11,148
BSCMS 1999 CLF1, Class F (not rated)	N/A	–	251	–	–
WBCMT 2004-C15, Class 180ML-E (rated CCC)	N/A	–	8,000	–	8,008
WBCMT 2004-C15, Class 180ML-D (rated CCC+)	N/A	–	15,000	–	15,013
Total		$163,124	$189,187	$136,799	$162,029

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of March 31, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

During February 2011, the Company sold two of its commercial-mortgage backed securities investments. Both of the securities are secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The sale was executed primarily because the securities were beyond their original scheduled maturity date of November 2009 and the sale enabled the Company to realize a return of substantially all of the outstanding principal.  The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended March 31, 2011 of $490.  The aggregate carrying amount of these securities was $22,236 as of December 31, 2010.  The proceeds from the sale of the Class D bond (face amount of $15,000) will be utilized to reduce principal outstanding in the Company’s CDO on the next scheduled CDO payment date in April 2011, and the proceeds from the sale of the Class E bond (face amount of $8,000) were utilized for general corporate purposes.

Unrealized gains and losses on securities at March 31, 2011 and December 31, 2010, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Mar 31, 2011	Dec 31, 2010
	Unaudited
Unrealized gains on securities previously available for sale	$743	$750
Unrealized losses on securities previously available for sale	(8,700)	(8,857)
Unrealized losses on securities available for sale	(7,372)	(7,958)

The following table summarizes the Company’s securities in an unrealized loss position as of March 31, 2011.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more months	$80,559	$29,204	10

Credit ratings on the 10 securities in a continuous unrealized loss position for more than 12 months as of March 31, 2011, range from  AAA  to  D  with a weighted average of  BB  and those securities have a weighted average maturity of approximately 8.3 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company expects to hold these securities for a period of time sufficient to allow for a full recovery in fair value.

At March 31, 2011 and December 31, 2010, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.4% and 8.0%, respectively.

Structuring fees receivable of $309 and $326 at March 31, 2011 and December 31, 2010, respectively, represented fees earned by the Company in conjunction with the structuring and subsequent sale of certain net lease loans.  Such fees are payable to the Company monthly without interest through March 2020 and, accordingly, have been discounted based on imputed interest rates estimated by management to approximate market.  Structuring fees receivable are shown at their amortized cost.

6.	Fair Value

The Company is required to disclose fair value information about all of its financial instruments (as defined under prevailing accounting guidance), whether or not these instruments are measured at fair value on the Company’s Consolidated Balance Sheet.  Under such guidance, substantially all of the Company’s assets and liabilities other than its owned property investments are classified as financial instruments.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable, accrued expenses and other liabilities, and dividends payable approximate their carrying values due to the short-term maturities of these items.

The carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	3/31/2011	12/31/2010	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Assets:
Loans held for investment	$207,422	$210,441	$211,028	$214,049	$220,157	$223,099
Commercial mortgage-backed securities	121,470	145,965	163,124	189,187	109,248	127,164
Structuring fees receivable	309	326	N/A	N/A	309	326
Liabilities:
Mortgages on real estate investments	$923,984	$928,429	$921,053	$925,264	$964,687	$979,570
Collateralized debt obligations	251,804	254,210	251,945	254,361	208,495	220,907
Credit agreement	101,105	105,345	101,105	105,345	101,105	105,345
Secured term loan	97,434	101,880	97,434	101,880	91,469	95,145
Convertible senior notes	34,068	33,926	35,009	35,009	35,001	35,004
Other long-term debt	30,930	30,930	30,930	30,930	29,192	28,095

The fair values indicated above are indicative of the interest rate and credit spread environment as of March 31, 2011 and December 31, 2010, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

Convertible senior notes —The carry value of convertible senior notes reflects the impact of accounting guidance for the notes adopted as of January 1, 2009. See Note 8. The fair value is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates, and indications of market yields, where available.

Other long-term debt—The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

On January 1, 2008, the Company adopted accounting guidance (codified at FASB ASC 820) that defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.

The guidance applies principally to the Company’s securities classified as “available for sale,” as that is the only asset or liability which the Company measures on a recurring basis at fair value.

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of March 31, 2011, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of March 31, 2011, the Company has not classified any of its securities available for sale as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of March 31, 2011, the Company has classified all of its securities available for sale as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale are unique in that in most cases the Company owns the entire bond class.  As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive markets.  Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

The table below presents the fair value of the Company’s securities available for sale as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31,2011
Assets
Securities available for sale	$–	$–	$6,244	$6,244

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

The following table summarizes the change in the fair value for Level 3 items for the three months ended March 31, 2011 and March 31, 2010:

	Three months ended March 31,
Securities available for sale	2011	2010
Beginning balance	$13,797	$13,044
Gains (losses) included in net income (loss):
Included in interest income	78	75
Gains (losses) included in other comprehensive income	(168)	211
Purchases, sales, issuances and settlements (net)	(210)	(229)
Transfers in (out) of Level 3	(7,253)	–
Ending balance	$6,244	$13,101

7.	Other Assets

Other assets as of March 31, 2011 and December 31, 2010, consisted of the following:

	Mar 31, 2011	Dec 31, 2010
	Unaudited
Receivables and accrued interest	$8,146	$9,593
Prepaid expenses and deposits	1,570	2,197
Reserve accounts	26,471	15,598
Funds with CDO trustee pending distribution	19,868	4,697
Restricted cash	171	1,126
Amounts held by servicer	625	666
Accrued rental income	34,287	39,506
Debt issuance costs, net	5,543	5,999
Deferred leasing costs, net	1,733	1,767
Investment in statutory trust	930	930
Other	653	720
Total	$99,997	$82,799

8.	Debt Obligations

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

Also in connection with the July 2010 amendment and restatement, the Company made a $13,419 principal payment to the lender and agreed to repay another $10,000 of principal in four equal quarterly installments beginning on October 1, 2010, the first three installments of which have been paid. The Company’s outstanding borrowings under the agreement were $101,105  as of March 31, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

The agreement is a floating rate LIBOR based facility. As of March 31, 2011, the Company’s effective financing rate on the credit agreement was 3.5%.

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

The Company may utilize the undrawn amount of the lender’s revolving credit commitment to finance assets approved by the lender in its sole discretion at an advance rate of 60% of the asset’s value (as determined by the lender). The Company drew $15,610 under the credit agreement during December 2010 to initially fund a portion of the purchase price for the Company’s Cooper Tire and Rubber Company asset.  Those borrowings were repaid in April 2011.  See Note 19.

The Company is required to comply with the following financial covenants under the credit agreement: minimum liquidity (basically cash and cash equivalents) of at least $12,000, minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010, maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80% and minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, depreciation and amortization, divided by interest expense) of 105%.  As of March 31, 2011, the Company was in compliance with the above financial covenants.

Amounts related to the Company’s credit agreement as of March 31, 2011 and December 31, 2010, were as follows:

	At March 31, 2011		At December 31, 2010
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement	(unaudited)	(unaudited)
Loans held for investment	$6,405	$11,157	$6,452	$11,195
Intercompany mortgage loans and investments in CapLease CDO	92,275	129,187	95,609	130,225
Commercial mortgage-backed securities	2,425	3,271	3,284	11,141
Owned property	–	26,483	–	26,812
Total	$101,105	$170,098	$105,345	$179,373

For the three months ended March 31, 2011 and March 31, 2010, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	For the three months ended March 31,
	2011	2010
	unaudited	unaudited
Weighted average effective financing rate	3.42%	3.89%
One-Month LIBOR rate	0.26%	0.23%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Mar 31, 2011		Dec 31, 2010
Property Level Debt - Fixed Rate	Face	Carry Value	Face	Carry Value	Coupon	Effective Financing Rate (1)	Maturity Date
	(unaudited)	(unaudited)
Abbott Laboratories, Waukegan, IL	$14,653	$14,653	$14,710	$14,710	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,649	19,649	19,721	19,721	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,920	20,920	20,996	20,996	5.68%	5.8%	Jan 2016
Aon Corporation, Glenview, IL	60,469	60,469	60,870	60,870	5.23%	5.8%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Holdings Limited, Whippany, NJ	33,065	33,065	33,237	33,237	5.26%	5.3%	Mar 2015
Capital One Financial Corporation, Plano, TX	19,724	19,724	19,850	19,850	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	27,700	27,700	28,025	28,025	5.30%	5.3%	May 2013
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,136	30,136	30,200	30,200	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	27,058	26,814	27,190	26,937	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
ITT Industries, Inc., Herndon, VA	40,248	40,248	40,393	40,393	5.33%	5.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,983	13,983	14,040	14,040	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	41,740	41,740	41,892	41,892	5.10%	5.4%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,705	12,705	12,784	12,784	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,765	15,765	15,818	15,818	5.84%	5.9%	May 2016
The Travelers Corporation, Hartford, CT	17,719	17,996	17,251	17,656	10.76%	7.7%	Oct 2011
The Travelers Corporation, Hartford, CT	3,277	3,306	4,856	4,925	9.80%	5.5%	Sep 2011
Tiffany & Co., Parsippany, NJ	58,069	58,069	58,274	58,274	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	69,363	69,363	69,547	69,547	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,712	10,712	10,749	10,749	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	11,044	11,044	11,086	11,086	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,060	21,639	19,060	21,695	7.57%	5.3%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,437	18,437	18,508	18,508	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	59,069	59,069	59,459	59,459	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,276	5,276	5,297	5,297	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	4,551	4,670	4,708	4,836	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,261	1,315	1,306	1,365	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,604	2,721	2,644	2,766	7.20%	6.2%	Jul 2018
	$921,053	$923,984	$925,264	$928,429

(1)	The effective rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

 The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,435,911 at March 31, 2011, and $1,435,087 at December 31, 2010.

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO. The CDO is an entirely fixed rate on-balance sheet financing. The Company has transferred a pool of assets into a wholly-owned securitization vehicle, called CapLease CDO 2005-1 Ltd., and issued five classes of notes with sequential priority secured by the assets in the pool.  The Company retained the three most junior note classes which both at initial issuance and as of March 31, 2011, aggregated $16,500 of face amount and all of the equity in the CDO entity. Cash flows on all classes of notes and the CDO equity are funded entirely by the assets in the pool, with no recourse to any other assets of the Company.  Because of the sequential priority aspect of the CDO capital structure, all principal payments on the CDO assets will be paid to the senior note holders until the principal on the notes is repaid in full. As owner of the subordinate notes and the CDO equity, the Company’s scheduled or residual cash flows are in a first loss position in the event of a payment default or loss on any of the CDO assets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

The CDO notes have a stated maturity in January 2040, although the actual life of the notes is expected to be substantially shorter. The notes may be redeemed prior to maturity under a variety of circumstances.  For example, the Company has the option to redeem the notes at par beginning in January 2015.  Also beginning in January 2015, if the notes have not been previously redeemed, the Company must conduct an auction of the CDO assets twice annually.  If the price in the auction is sufficient to pay off the remaining notes at par and pay a return to the Company as the holder of the CDO equity of at least 16% per annum (including all distributions on the CDO equity over the CDO term), the assets will be sold and the CDO notes will be redeemed.  If the auction fails to generate the required proceeds, the assets will not be sold and the notes will remain outstanding.

The CDO includes two coverage tests, an interest coverage test and an overcollateralization test, which must be met or cash flows normally payable on the Company’s notes and equity in the CDO will be redirected to repay principal of the most senior notes until the applicable coverage test is satisfied.

Cash flows normally payable to the Company with respect to its CDO equity will also be redirected to repay principal on the notes until the notes are paid in full, beginning in January 2018 if the CDO notes have not been previously redeemed pursuant to the auction call or otherwise.

The Company’s weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on its CDO is approximately 5.7%. The CDO debt is non-recourse to the Company but is secured by the collateral assets. Amounts related to the Company’s CDO as of March 31, 2011, were as follows:

	Borrowings	Collateral Carry Value
Loans held for investment	$157,901	$161,864
Intercompany mortgage loans on CapLease properties	31,445	32,235
Commercial mortgage-backed securities	62,458	64,025
Total	$251,804	$258,124

Secured Term Loan

During December 2007, the Company completed a secured term loan with KBC Bank, N.V. The Company transferred a pool of assets into a wholly-owned special purpose entity, called CapLease 2007-STL LLC, and issued debt to the lender secured by the assets in the pool. The Company retained all of the equity in the special purpose entity and, therefore, is entitled to all residual cash after the payment of scheduled principal and interest on the debt. The lender’s debt is structured to be senior to the Company’s equity.  For example, all principal payments on the assets transferred to the SPE will be paid to the lender until the secured term loan is repaid in full.  The Company is in a first loss position in the event of a payment default or loss on any of the SPE assets.

The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions. Amounts related to the secured term loan as of March 31, 2011, were as follows:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

		Collateral
	Borrowings	Carry Value
Loans held for investment	$24,028	$33,849
Intercompany mortgage loans on CapLease properties	29,011	39,932
Commercial mortgage-backed securities	44,395	51,201
Total	$97,434	$124,982

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

Since original issuance, CapLease has repurchased an aggregate of $39,991 principal amount of the notes and, therefore, as of March 31, 2011, the Company had $35,009 principal amount of convertible senior notes outstanding.

As of January 1, 2009, the Company adopted accounting guidance (codified primarily at FASB ASC 470) that retrospectively changed the accounting for the convertible senior notes. The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their issuance be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue. The liability component is initially recorded at a discount from the principal amount of the notes and is subsequently accreted back to the principal amount over its expected useful life as interest expense at the estimated nonconvertible debt borrowing rate is recorded. The initial bifurcation between the liability and equity components of the convertible senior notes at January 1, 2009, was $67,761 and $7,239, respectively.

The liability component of the convertible senior notes comprised the following amounts at March 31, 2011 and December 31, 2010:

	Mar 31, 2011	Dec 31, 2010
	(Unaudited)
Convertible notes - principal	$35,009	$35,009
Unamortized debt discount	(941)	(1,083)
Convertible senior notes - net	$34,068	$33,926

The remaining debt discount will be amortized over the next 19 months, ending in October 2012.

The equity component carry value was $6,189 at each of March 31, 2011 and December 31, 2010, with the decline from the initial bifurcation amount of $7,239 caused by the Company’s repurchase of convertible senior notes at par during 2010.

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

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the commissions and other expenses of the transaction, is approximately 8.1%. The Company’s effective interest rate on the liability component of the notes as measured under the January 1, 2009 accounting guidance was 10.2% and 10.1%, respectively, at March 31, 2011 and December 31, 2010. The Company recorded interest expense relating to the convertible senior notes under the January 1, 2009 accounting guidance of $847 and $1,277, respectively, for the quarters ended March 31, 2011 and March 31, 2010, including $142 and $235, respectively, of additional interest expense resulting from the Company’s use of its estimated nonconvertible debt borrowing rate to compute interest expense for financial reporting purposes.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of March 31, 2011, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

Trust Preferred Securities

In December 2005, the Operating Partnership issued $30,000 in aggregate principal amount of fixed/floating rate preferred securities through its wholly-owned subsidiary, Caplease Statutory Trust I. The trust preferred securities represent an unsecured subordinated recourse debt obligation of the Company and require quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum. The securities must be redeemed on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, at any time. The Company’s effective financing rate on the trust preferred securities, inclusive of deferred issuance costs, is approximately 8.3% per annum.

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of March 31, 2011, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
9 months ending December 31, 2011	$49,125	$18,861	$67,986
2012	47,345	152,009	199,354
2013	41,946	141,640	183,586
2014	45,105	53,479	98,584
2015	26,696	440,761	467,457
Thereafter	38,815	381,694	420,509
Total	$249,032	$1,188,445	$1,437,477

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

9.	Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities as of March 31, 2011 and December 31, 2010 consisted of the following:

	Mar 31, 2011	Dec 31, 2010
	Unaudited
Accounts payable and other liabilities	$3,629	$4,105
Accrued interest	8,071	7,131
Accrued expenses	2,835	5,559
Deferred rental income	6,455	–
Unearned rental income	4,856	4,339
Total	$25,846	$21,134

10.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the first three months of 2011 and all of 2010, the Company had no open interest rate swap positions.

As of March 31, 2011, the Company had $4,001 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. Within the next twelve months, the Company estimates that $524 of these losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At March 31, 2011, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

12.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of March 31, 2011, CapLease had issued and outstanding 57,905,665 shares of common stock, and 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

During the quarter ended March 31, 2011, CapLease issued an aggregate of 14,200 shares of common stock through its “at the market offering” program with Merrill Lynch, Pierce Fenner & Smith Incorporated, at an average price of $6.00 per share of common stock, and aggregate net proceeds of $84. During the quarter ended March 31, 2010, CapLease issued an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Brinson Patrick Securities Corporation, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, and aggregate net proceeds of $8,485.

During the quarter ended March 31, 2011, CapLease issued 27,697 shares of common stock through its dividend reinvestment and stock purchase plan, at a price of $5.72 per share of common stock, and aggregate net proceeds of $158. During the quarter ended March 31, 2010, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan.

During March 2011, CapLease issued 392,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. During March 2010, CapLease issued 479,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of March 31, 2011, the Company had awarded 3,762,455 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 13 below).

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

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2009	12/31/2009	1/15/2010	$0.06	$3,103
3/31/2010	3/31/2010	4/15/2010	0.06	3,431
6/30/2010	6/30/2010	7/15/2010	0.06	3,431
9/30/2010	9/30/2010	10/15/2010	0.06	3,431
12/31/2010	12/31/2010	1/18/2011	0.065	3,736
3/31/2011	3/31/2011	4/15/2011	0.065	3,764

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2009	12/31/2009	1/15/2010	$0.5078125	$711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625
6/30/2010	6/30/2010	7/15/2010	0.5078125	1,625
9/30/2010	9/30/2010	10/15/2010	0.5078125	1,625
12/31/2010	12/31/2010	1/18/2011	0.5078125	1,627
3/31/2011	3/31/2011	4/15/2011	0.5078125	1,627

13.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of March 31, 2011, the Company had awarded 3,762,455 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2010 through the three months ended March 31, 2011, is presented below:

	Number of Shares
Stock Awards at January 1, 2010	2,890,455
Granted During the Year Ended December 31, 2010	479,500	(1)
Stock Awards at January 1, 2011	3,369,955
Granted During the Period Ended March 31, 2011	392,500	(2)
Stock Awards at March 31, 2011	3,762,455

(1)
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

(2)
Shares are scheduled to vest between March 2012 and March 2014, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date.  Vesting of an aggregate of 196,425 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

A summary of the status of unvested shares from January 1, 2010 through the three months ended March 31, 2011, is presented below:

	Shares Awarded Under Plan	Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2010	1,801,016	1,177,865	$4.17
Current period awards	479,500	286,600	4.84
Prior period awards	N/A	198,966	4.84
Vested	(541,149)	(541,149)	3.84
Nonvested at January 1, 2011	1,739,367	1,122,282	4.62
Current period awards	392,500	261,550	5.80
Prior period awards	N/A	223,635	5.80
Vested	(514,970)	(514,970)	5.14
Nonvested at March 31, 2011	1,616,897	1,092,497	4.90

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

The Company has made certain of the stock awards with vesting dependent upon satisfaction of performance criteria to be determined in the future.  For such awards, applicable accounting guidance provides that despite the award having been granted, it is not valued for financial accounting purposes and expense related thereto does not commence until performance criteria have been established.  “Prior period awards” in the above table represent share awards made in a prior period but which have been valued for financial accounting purposes in the current period when the CapLease Compensation Committee determined the performance criteria.

As of March 31, 2011, $5,295 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  In addition, as of March 31, 2011, the Company has not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined:  39,345 restricted shares made in 2008, 209,430 restricted shares made in 2009, 144,675 restricted shares made in 2010 and 130,950 restricted shares made in 2011.

14.	Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined under GAAP as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income (loss) represents net income (loss), as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale and amortization of unrealized losses on securities previously classified as available for sale, and amortization of realized losses on derivatives reclassified into interest expense.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

The Company’s comprehensive income (loss) for the three months ended March 31, 2011 and March 31, 2010 is summarized below:

	For the three months ended March 31,
	2011	2010

Net loss	$(1,506)	$(2,095)
Increase in fair value on securities available for sale	585	210
Amortization of unrealized loss on securities previously classified as available for sale	150	182
Reclassification of derivative items into earnings	150	155
Comprehensive loss	$(621)	$(1,548)

GAAP also divides comprehensive income (loss) into “net income (loss)” and “other comprehensive income (loss).” Other comprehensive income (loss) is defined as revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss). Other comprehensive income (loss) is a component of Stockholders’ Equity and is shown on the Company’s Consolidated Statement of Changes in Stockholders’ Equity (fourth column). The following table summarizes the Company’s Accumulated Other Comprehensive Income (Loss) as reported on the Consolidated Statement of Changes in Stockholders’ Equity.

	Mar 31, 2011	Dec 31, 2010
	(Unaudited)
Net unrealized losses on securities available for sale	$(7,372)	$(7,958)
Net unrealized losses on securities previously classified as available for sale	(7,957)	(8,107)
Net realized losses on derivatives	(4,002)	(4,151)
Accumulated other comprehensive loss	$(19,331)	$(20,216)

15.	Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of March 31, 2011, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

Cash distributions by the Operating Partnership are paid in the following priority: first, to the non-controlling interest holder until such holder receives the amount it would have received if the holder’s units of limited partnership interest were converted to an equal number of shares of CapLease common stock, and then, to CapLease. As a result, since July 2006, at the same time CapLease has paid a cash dividend to its common stockholders, the non-controlling interest holder has been paid a cash dividend of the same amount per limited partnership unit.

16.	Rental Income

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2011 to 2026. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2011, are as follows:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

9 months ending December 31, 2011	$82,953
2012	125,566
2013	97,422
2014	94,318
2015	92,420
Thereafter	359,227
Total	$851,905

17.	Pro Forma Condensed Consolidated Statements of Operations

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2010, the Company acquired the real property purchased during December 2010 (leased to Cooper Tire & Rubber Company) which has been accounted for as a business combination for accounting purposes.  Earnings per share are presented using the weighted average shares outstanding during the relevant periods.  In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months ended March 31,
	2011	2010
Total revenues	$42,242	$42,509
Loss from continuing operations	$(1,515)	$(1,631)
Net loss allocable to common stockholders	$(3,133)	$(2,326)
Loss per basic and diluted common share from continuing operations	$(0.03)	$(0.03)
Net loss per basic and diluted common share	$(0.05)	$(0.04)

18.	Segment Reporting

FASB ASC 280 establishes the manner in which public businesses report information about operating segments in annual and interim financial reports issued to stockholders. FASB ASC 280 defines a segment as a component of an enterprise about which separate financial information is available and that is evaluated regularly to allocate resources and assess performance. The Company conducts its business through two segments: operating real estate (including its investments in owned properties) and debt investments (including its loan investments as well as its investments in securities). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Selected results of operations by segment for the three months ended March 31, 2011 and March 31, 2010, are as follows:

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2011	Mar 31, 2010	Mar 31, 2011	Mar 31, 2010	Mar 31, 2011	Mar 31, 2010
Total revenues	$147	$189	$35,833	$34,732	$6,263	$6,789
Total expenses	4,990	5,428	33,953	33,661	4,815	4,665
Loss on extinguishment of debt	–	(96)	–	–	–	–
Income (loss) from continuing operations	(4,843)	(5,334)	1,880	1,071	1,448	2,124
Total assets	62,614	112,287	1,460,992	1,458,580	330,321	372,919

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2011 (unaudited)

19.	Subsequent Events

Public Offering of Common Stock

During April 2011, CapLease issued 10,000,000 shares of common stock in a public offering at a price to the public of $5.60 per share.  During May 2011, CapLease issued an additional 150,000 shares of common stock as part of such public offering, as a result of the underwriters partially exercising the over-allotment option.  Inclusive of the over-allotment option, the Company raised net proceeds of $54,040, after the underwriting discount and estimated offering expenses. The Company expects to use the proceeds from the offering to fund new investments and for other general corporate purposes.

Long-Term Financing Transaction

During April 2011, the Company obtained long-term mortgage financing on its owned property investment in Franklin, Indiana, and leased to Cooper Tire & Rubber Company.  The Company obtained $17,875 of non-recourse mortgage financing on the property, which is an 807,042 square foot warehouse/distribution facility that was acquired by the Company in December 2010 for a purchase price of $32,500.  The interest rate payable on the related note is 5.535%, and the note is scheduled to mature in May 2021.  The note requires monthly payments of principal and interest through maturity, with a $13,674 balloon payment of principal due at maturity.  Proceeds from the mortgage financing transaction were utilized to repay all amounts borrowed against the Cooper Tire asset on the Wells Fargo credit agreement and for other general corporate purposes.

Contract to Acquire Owned Property

During April 2011, the Company entered into a purchase and sale agreement to acquire an office building for a purchase price of $25,000.  The closing of the purchase of the property is scheduled for the third quarter of 2011 and is subject to satisfactory completion of the Company’s due diligence and various customary closing conditions.

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

As a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant. As of March 31, 2011, we had an approximately $2.0 billion investment portfolio, including $1.7 billion of owned properties and $0.3 billion of loans and other debt investments.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio. We are also intensely focused on growing revenues by re-letting vacant space within our portfolio. As of March 31, 2011, the occupancy rate in our owned property portfolio was 95.9% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and one of the two office buildings in Omaha, Nebraska. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries). With the exception of our credit agreement with Wells Fargo Bank, all of our debt is currently fixed rate and, therefore, the interest expense we pay is not subject to fluctuation based on changes in market interest rates. Our credit agreement with Wells Fargo Bank is floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular the one-month LIBOR rate, increase.

The average remaining lease term on our owned properties is approximately 7 years, although we have some leases that are scheduled to mature over the next few years. We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or that the terms of renewal or re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 70% as of March 31, 2011. Our leverage ratios by segment as of March 31, 2011 were approximately 65% for the owned properties segment and 85% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

We expect our leverage level to continue to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions. During 2010, the focus of our portfolio activity was on strengthening our balance sheet through debt repayment and/or repurchase and on resuming portfolio growth during the second half of the year. During 2011, we expect to continue the portfolio growth momentum we re-started in 2010 and to continue to reduce our leverage.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We also had $166.1 million of recourse debt obligations outstanding as of March 31, 2011, including $101.1 million outstanding under our credit agreement with Wells Fargo Bank which is scheduled to mature in July 2013.

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

Business Environment

The performance of our existing portfolio and our ability to add new assets will continue to be impacted by market conditions.  Commercial real estate market conditions are improving, although various signs of weakness still persist.  For example, delinquency rates on commercial real estate loans remains at historic highs, which has impacted the amount and terms of credit available for new transactions.  Further, overall transaction volumes remain lower compared to historic norms and interest rates remain at historic lows, which has driven significant competition for new investment opportunities.  We cannot provide any assurance as to when and at what yields and other terms we will be able to add new assets to our portfolio.

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

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2011.

Investment and Financing Activities

During the three months ended March 31, 2011, we did not make any new portfolio investments, although we continued to make progress on building our pipeline of potential new investment transactions.  We also did not complete any new or modify any existing asset financings during the three months ended March 31, 2011.  We did make progress on obtaining long-term mortgage financing for the Cooper Tire & Rubber Company asset that we acquired in December 2010, and, subsequent to quarter end, we closed on the mortgage financing of that asset.  See Note 19 of the consolidated financial statements included in this Form 10-Q.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended March 31, 2011 and March 31, 2010, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Lending Investments
	Mar 31, 2011	Mar 31, 2010	Mar 31, 2011	Mar 31, 2010	Mar 31, 2011	Mar 31, 2010
Total revenues	$147	$189	$35,833	$34,732	$6,263	$6,789
Total expenses	4,990	5,428	33,953	33,661	4,815	4,665
Loss on extinguishment of debt	–	(96)	–	–	–	–
Income (loss) from continuing operations	(4,843)	(5,334)	1,880	1,071	1,448	2,124
Total assets	62,614	112,287	1,460,992	1,458,580	330,321	372,919

Comparison of the Quarter Ended March 31, 2011 to the Quarter Ended March 31, 2010

The following discussion compares our operating results for the quarter ended March 31, 2011 to the comparable period in 2010.

Revenue.

Total revenue increased $0.5 million, or 1%, to $42.2 million.  The increase was primarily attributable to an increase in rental revenue and property expense recoveries, offset in part by a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, increased $1.0 million, or 3%, to $35.5 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010.

Interest income decreased $0.5 million, or 8%, to $6.4 million, primarily as a result of lower balances on debt investments.

Expenses.

Total expenses were essentially unchanged at $43.8 million, as a decrease in interest expense was offset primarily by an increase in property expenses and loss on investments.

Interest expense decreased $1.3 million, or 6%, to $20.5 million, from $21.7 million.  The decrease in the 2011 period resulted primarily from $0.4 million of lower interest expense on the convertible debt due to repurchases of the notes, $0.3 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and lower effective borrowing rate in the 2011 period), $0.2 million of lower interest expense on property mortgages, $0.2 million of lower interest expense on the secured term loan and $0.1 million of lower interest expense on collateralized debt obligations.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $104 million at 3.42% during the 2011 period (average one-month LIBOR of 0.26%), compared with approximately $125 million at 3.89% during the 2010 period (average one-month LIBOR of 0.23%).

Property expenses increased $0.5 million, or 9%, to $6.9 million, primarily reflecting increased property operating costs such as repairs and utilities, more than half of which was recovered from tenants.  The net amount of property expenses we incurred (net of expense recoveries) was $3.6 million in 2011, compared to $3.4 million in the 2010 period.

We had losses on investments of $0.5 million in the 2011 period, compared to no losses on investments during the 2010 period. The amount in the 2011 period reflects losses on two securities we sold in the first quarter which are discussed in greater detail at Note 5 of the consolidated financial statements included in this Form 10-Q.

General and administrative expense decreased $0.1 million, or 4%, to $2.8 million, primarily reflecting lower legal expenses in the 2011 period.

General and administrative expense-stock based compensation increased 21%, to $0.7 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.  As of March 31, 2011, $5.3 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  As of March 31, 2011, we have not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined:  39,345 restricted shares made in 2008, 209,430 restricted shares made in 2009, 144,675 restricted shares made in 2010 and 130,950 restricted shares made in 2011.

Depreciation and amortization expense on real property increased $0.3 million, or 2%, from $12.1 million to $12.3 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010.

Net loss.

Net loss decreased to $(1.5) million, from $(2.1) million, primarily as a result of higher revenue in the 2011 period.  Net loss allocable to common stockholders was $(3.1) million in the first quarter of 2011, reflecting dividends to preferred stockholders of $1.6 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three months ended March 31, 2011 and March 31, 2010.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2011	2010
Net loss allocable to common stockholders	$(3,133)	$(2,836)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(9)	(8)
Depreciation and amortization expense on real property	12,330	12,065
Funds from operations	9,188	9,221

Weighted average number of common shares oustanding, basic and diluted	57,537	53,051
Weighted average number of OP units outstanding	156	156
Weighted average number of common shares and OP units outstanding, diluted	57,693	53,207

Net loss per common share, basic and diluted	$(0.05)	$(0.05)
Funds from operations per share	$0.16	$0.17

Liquidity and Capital Resources

Short-Term Liquidity

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital. We may also use revolving loan borrowings under our credit agreement with Wells Fargo Bank to finance, likely on a short-term basis, a portion of our new investment activity.  As of March 31, 2011, we had $33.5 million in available cash and cash equivalents. As of May 6, 2011, we had $82.3 million in available cash and cash equivalents. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a cash dividend of $0.065 per share of common stock during the quarter ended March 31, 2011. We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in the quarter ended March 31, 2011. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

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

We have two recourse debt obligations that are scheduled to mature over the next few years. Our convertible senior notes can be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October 2012 and our credit agreement with Wells Fargo Bank is scheduled to mature in July 2013. See Note 8 of the consolidated financial statements included in this Form 10-Q. The convertible senior notes are unsecured obligations and the credit agreement with Wells Fargo Bank is a secured borrowing agreement. With respect to the convertible notes, we have through various repurchase transactions reduced the principal amount of notes outstanding to $35.0 million as of March 31, 2011 (from $75 million at original issuance in October 2007). We may continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at or prior to maturity. With respect to the Wells Fargo Bank agreement, we entered into an amendment and restatement of the agreement in July 2010, which, among other things, extended the maturity date until July 2013.

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

We have various non-recourse mortgage debt obligations that are scheduled to mature in the future beginning in September 2011. See the schedule of mortgage note maturities included at Note 8 in our consolidated financial statements included in this Form 10-Q. In connection with the maturity of our mortgage debt obligations, we intend to evaluate a variety of alternatives with respect to our investment in the subject property, including refinancing the debt, utilizing cash on hand and other sources of liquidity to repay the mortgage debt, and selling the property. If we are unsuccessful with one or more of these alternatives, we could convey the property to the lender to satisfy in full our obligations under the non-recourse debt.

We hold two mortgage note obligations on the Travelers Corporation property in Hartford, Connecticut, one scheduled to mature in September 2011 and the second in October 2011, and our lease with Travelers Corporation is scheduled to mature in October 2011. The remaining rent payments from Travelers will be fully utilized to amortize in full the principal on the note that matures in September 2011, while the note that matures in October 2011 does not require current debt service and is scheduled to accrete in value to $18.9 million due at maturity. We do not expect Travelers to renew its lease at this property.  Our willingness to re-let the property will be dependent to a large degree on our ability to either restructure the existing mortgage debt or secure new debt.  If we are unsuccessful in our efforts to restructure the existing debt or secure new debt, we could convey the property to the lender to satisfy in full our obligations under the non-recourse mortgage debt, which would trigger an impairment charge on the property with a fully offsetting gain on extinguishment of debt.  The above impairment charge and gain on debt extinguishment, if any, may not be recorded in the same financial reporting period.

Our mortgage debt obligations are non-recourse and not cross-defaulted with our other debt obligations, and therefore, we do not believe default of any of our mortgage debt obligations will threaten the viability of our company, although it could result in us losing all or some of our remaining investment in the property.

As an owner of commercial real estate, we are required to make capital expenditures to maintain and upgrade our properties. We expect the vast majority of these expenditures will be made as the leases mature and we renew existing leases or find new tenants to occupy the property. Any estimates we make of expected capital expenditures are highly subjective and actual amounts we spend may differ materially and will be impacted by a variety of factors, including market conditions which are beyond our control. We may be required to incur additional debt, sell assets and/or raise capital to generate the liquidity needed to pay for capital expenditures on our properties, and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions. Our ability to satisfy our long-term liquidity requirements could be materially adversely affected by capital expenditures we make on our owned properties.

Sources of Capital

General.  We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Shelf Registration Statement.  We have a shelf registration statement on Form S-3 (File No. 333-171408) on file and effective with the Securities and Exchange Commission which we expect to utilize to issue public equity or debt capital from time to time in the future. Pursuant to the shelf registration statement, we may issue and sell publicly preferred stock, common stock, and debt securities, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $500 million. We utilized our shelf registration statement to issue common equity capital during the second quarter of 2011.  Specifically, on April 5, 2011, we issued 10,000,000 shares of common stock in a public offering at a price to the public of $5.60 per share.  Then, on May 4, 2011, we issued an additional 150,000 shares of common stock as part of such public offering, as a result of the underwriters partially exercising the over-allotment option.  Inclusive of the over-allotment option, we raised net proceeds of $54.0 million, after the underwriting discount and estimated offering expenses. We expect to use the proceeds from the offering to fund new investments and for other general corporate purposes.

Immediately after completion of the second quarter 2011 common stock offering described above, there was remaining availability under our shelf registration statement to offer and sell up to an aggregate of $443 million of common stock, preferred stock and/or senior or subordinated debt securities from time to time, including an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

ATM Offering.  We have implemented an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), which may be utilized by us from time to time to sell shares of our common stock and Series A preferred stock and increase liquidity. We have two separate sales agents for our “at the market offering” program, Brinson Patrick Securities Corporation and Merrill Lynch, Pierce Fenner & Smith Incorporated.

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors initially authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time.  Through March 31, 2011, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through March 31, 2011, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

We did not sell any shares of common stock or Series A preferred stock pursuant to the sales agreement with Brinson Patrick during the quarter ended March 31, 2011.  The following table summarizes our sales of common stock pursuant to the sales agreement with Merrill Lynch during the quarter ended March 31, 2011.

	During the three months ended March 31, 2011
	Number of Shares	Average Price	Compensation to Agent	Net Proceeds (1)
Merrill Lynch – common stock	14,200	$6.00	$1,706	$83,605

(1)	Net proceeds above do not include incidental third-party expenses associated with the at-the-market program.

We are not currently selling shares through the “at the market offering” program, although we reserve the right to elect to do so in our sole discretion at any time in the future.

Dividend Reinvestment and Stock Purchase Plan.  In March 2007, we implemented a dividend reinvestment and direct stock purchase plan, which may be utilized by us from time to time to sell shares of our common stock and increase liquidity. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us (which may be sold at a discount of up to 5% off of the average of the high and low sales prices on the applicable investment date) or (ii) purchased by the plan administrator in the open market, at our discretion. During the three months ended March 31, 2011, we issued 27,697 shares of common stock through the plan at a price of $5.72 per share.  During the year ended December 31, 2010, we issued 103 shares of common stock through the plan at a price of $5.85 per share. As of March 31, 2011, we have reserved an aggregate of 6,830,043 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of March 31, 2011 and December 31, 2010 (dollars in thousands).

	Mar 31, 2011	Dec 31, 2010
Debt
Mortgages on real estate investments	$923,984	$928,429
Collateralized debt obligations	251,804	254,210
Principal held by CDO trustee pending distribution	(16,759)	(1,607)
Credit agreement	101,105	105,345
Secured term loan	97,434	101,880
Convertible senior notes	34,068	33,926
Other long-term debt	30,930	30,930
Total Debt	$1,422,566	$1,453,113

Assets
Total assets	$1,853,927	$1,870,271
Accumulated depreciation and amortization on owned properties	252,645	239,990
Intangible liabilities on real estate investments	(36,858)	(37,405)
Prepaid expenses and deposits	(1,570)	(2,197)
Accrued rental income	(34,287)	(39,506)
Deferred rental income	6,455	–
Debt issuance costs, net	(5,543)	(5,999)
Other	(653)	(720)
Total Assets, as adjusted	$2,034,116	$2,024,434

Leverage (Total Debt/Total Assets, as adjusted)	70%	72%

The following table sets forth the computation of our leverage ratios by segment as of March 31, 2011 (dollars in thousands).

(in thousands)	Mortgage Debt	CDO Debt	Secured Term Loan Debt	Credit Agreement Debt	Principal held by CDO trustee pending distribution	Total Debt	Investment (1)	Leverage
Owned Properties	$923,984	$31,445	$29,011	$92,275	$-	$1,076,715	$1,655,308	65%
Debt Investments	–	220,359	68,423	8,830	$(16,759)	$280,853	329,392	85%

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

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed. Through March 31, 2011, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse first mortgage financings (on most of our owned real properties) and two non-recourse term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). As of March 31, 2011, we have financed on a long-term basis an aggregate of approximately $1.75 billion of portfolio assets with third party first mortgage debt of $924.0 million and term financings of $349.2 million.

Long-Term Mortgage Financings

We have financed most of our owned properties through traditional first mortgage financings provided through the commercial mortgage-backed securitization market. We also have utilized the term financings described below to add incremental leverage on many of our owned properties.

During the quarter ended March 31, 2011, we did not obtain any new mortgage financings. We did, however, make progress on obtaining long-term mortgage financing for the Cooper Tire & Rubber Company asset that we acquired in December 2010, and, subsequent to quarter end, we closed on the mortgage financing of that asset.  See Note 19 of the consolidated financial statements included in this Form 10-Q.

As of March 31, 2011, we had $924.0 million of non-recourse first mortgage debt at a weighted average coupon of 5.62% and a weighted average effective financing rate of 5.6%.

Our mortgage financings are all fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes are frequently interest only for all or a portion of the note term, and require a balloon payment at maturity. As described above, we cannot provide any assurance we will be able to refinance or repay these obligations at maturity and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions. See “Business Environment” above and “Item 1A—Risk Factors” in our most recent Annual Report on Form 10-K.

Term Financings

We have financed most of our loan and securities investments as well as a select number of our owned properties through the term financings described below. As noted above, we have also utilized term financings to add incremental leverage on our owned properties financed with mortgage debt.

Secured Term Loan.  In December 2007, we completed a secured term loan with a European bank. We transferred a pool of assets into a wholly-owned special purpose entity, called CapLease 2007-STL LLC, and issued debt to the lender secured by the assets in the pool. We retained all of the equity in the special purpose entity and, therefore, are entitled to all residual cash after the payment of scheduled principal and interest on the debt. The lender’s debt is structured to be senior to our equity. For example, all principal payments on the assets transferred to the SPE will be paid to the lender until the secured term loan in repaid in full. We are in a first loss position in the event of a payment default or loss on any of the SPE assets.

As of March 31, 2011, we had $97.4 million of debt outstanding under the secured term loan, secured by assets with a carry value of $125.0 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

CDO Financing.  We also completed an entirely fixed rate CDO financing in March 2005. We have transferred a pool of assets into a wholly-owned securitization vehicle, called CapLease CDO 2005-1 Ltd., and issued five classes of notes with sequential priority secured by the assets in the pool. We retained the three most junior note classes which both at initial issuance and as of March 31, 2011, aggregated $16.5 million of face amount and all of the equity in the CDO entity.  Cash flows on all classes of notes and the CDO equity are funded entirely by the assets in the pool, with no recourse to any of our other assets.  Because of the sequential priority aspect of the CDO capital structure, all principal payments on the CDO assets will be paid to the senior note holders until the principal on the notes is repaid in full. As owner of the subordinate notes and the CDO equity, our scheduled or residual cash flows are in a first loss position in the event of a payment default or loss on any of the CDO assets.

 The CDO notes have a stated maturity in January 2040, although the actual life of the notes is expected to be substantially shorter. The notes may be redeemed prior to maturity under a variety of circumstances.  For example, we have the option to redeem the notes at par beginning in January 2015.  Also beginning in January 2015, if the notes have not been previously redeemed, we must conduct an auction of the CDO assets twice annually.  If the price in the auction is sufficient to pay off the remaining notes at par and pay a return to us as the holder of the CDO equity of at least 16% per annum (including all distributions on the CDO equity over the CDO term), the assets will be sold and the CDO notes will be redeemed.  If the auction fails to generate the required proceeds, the assets will not be sold and the notes will remain outstanding.

The CDO includes two coverage tests, an interest coverage test and an overcollateralization test, which must be met or cash flows normally payable on our notes and equity in the CDO will be redirected to repay principal of the most senior notes until the applicable coverage test is satisfied.

Cash flows normally payable to us with respect to our CDO equity will also be redirected to repay principal on the notes until the notes are paid in full, beginning in January 2018 if the CDO notes have not been previously redeemed pursuant to the auction call or otherwise.

As of March 31, 2011, we had $251.8 million of debt outstanding under the CDO, secured by assets with a carry value of $258.1 million.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.7%. Our CDO debt is non-recourse to us but is secured by the collateral assets.

Credit Agreement.  We have financed certain of our portfolio assets pursuant to a credit agreement we entered into with Wells Fargo Bank in April 2008. We entered into an amendment and restatement of the credit agreement with Wells Fargo in July 2010, which, among other things:

•	established a maximum revolving credit commitment of $140 million;

•	extended the maturity date of the credit agreement to July 16, 2013, from April 28, 2011; and

•	set the interest rate on our borrowings at one-month LIBOR plus 275 basis points (an increase from one-month LIBOR plus 250 basis points at June 30, 2010).

Also in connection with the July 2010 amendment and restatement, we made a $13.4 million principal payment to the lender and agreed to repay another $10 million of principal in four equal quarterly installments beginning on October 1, 2010, the first three installments of which have been paid. Our outstanding borrowings under the agreement were $101.1 million as of March 31, 2011.

The agreement is a floating rate LIBOR based facility. Our borrowings under the agreement are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island. Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require us to prepay a portion of our borrowings, provided that Wells Fargo may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations. As of March 31, 2011, we had $2.4 million borrowed against collateral classified as CMBS securities by Wells Fargo.

We may utilize the undrawn amount of the lender’s revolving credit commitment to finance assets approved by the lender in its sole discretion at an advance rate of 60% of the asset’s value (as determined by the lender).  We drew $15.6 million under the credit agreement during December 2010 to initially fund a portion of the purchase price for the Cooper Tire and Rubber Company asset.  Those borrowings were repaid in April 2011 when we secured long-term mortgage financing for the asset.  See “Long-Term Mortgage Financings” above.

We are required to comply with the following financial covenants under the credit agreement: minimum liquidity (basically cash and cash equivalents) of at least $12 million, minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010, maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80% and minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, depreciation and amortization, divided by interest expense) of 105%.  As of March 31, 2011, we were in compliance with the above financial covenants, and we do not currently anticipate any difficulty in maintaining compliance with these covenants in future periods.

We had $101.1 million of debt outstanding as of March 31, 2011 under our Wells Fargo credit agreement, which borrowings were secured by loan investments with an aggregate carry value of $11.2 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $129.2 million, CMBS investments with a carry value of $3.3 million and a single owned property with a carry value of $26.5 million.

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

Statement of Cash Flows

Operating activities provided $15.0 million of cash during the three months ended March 31, 2011, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $24.5 million, partially offset by increases in other assets of $7.8 million.  The increase in other assets includes $9.6 million of debt service reserves that the mortgage lender on our Nestlé properties began requiring us to deposit with it in April 2008 because the tenant pays rent semi-annually and debt service is payable monthly.  Operating activities provided $15.9 million of cash during the three months ended March 31, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $22.2 million, partially offset by increases in other assets of $6.2 million.  The increase in other assets includes $9.1 million of debt service reserves that we deposited with the mortgage lender for our Nestlé properties.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP.  As of March 31, 2011, this has resulted in the Company accruing $27.8 million, net, of rental income in excess of actual rents due under the various leases.  During the three months ended March 31, 2011, actual rents due under the leases exceeded rents on a straight-line basis by $11.7 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $21.4 million of cash during the three months ended March 31, 2011, which primarily resulted from net proceeds from the sale of securities of $22.5 million and principal received on loans of $3.0 million and securities of $2.3 million, partially offset by real estate improvements and construction in progress of $6.4 million (including $4.5 million of improvements on properties we own and $1.9 million invested in the joint venture to develop the warehouse/distribution building for Michelin North America, Inc.).  Investing activities provided $7.8 million of cash during the three months ended March 31, 2010, which primarily resulted from net proceeds from the sale of owned properties of $3.4 million and net principal received on loans of $2.7 million and securities of $1.7 million.

Cash used in financing activities during the three months ended March 31, 2011 was $35.6 million, which primarily resulted from net repayments of principal on debt of $15.3 million ($4.4 million on the secured term loan with KBC Bank, $4.2 million on the Wells Fargo credit agreement, $4.2 million, net, on property mortgages, and $2.4 million on the CDO), another $15.2 million of cash being held by the trustee of the CDO and which will be used to repay principal on the CDO on the next scheduled payment date, and dividends and distributions paid of $5.4 million.  Cash provided by financing activities during the three months ended March 31, 2010 was $33.8 million, which primarily resulted from proceeds from preferred stock issuances of $40.1 million and proceeds from common stock issuances of $23.5 million, partially offset by net repayments of principal on debt of $23.2 million ($14.1 million on the Wells Fargo credit facility, $3.8 million on the secured term loan with KBC Bank, $3.3 million, net, on property mortgages, and $2.1 million on the CDO), dividends and distributions paid of $3.8 million, and $2.4 million used to repurchase $2.5 million of our convertible senior notes.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission ("SEC") and in our press releases and webcasts.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning.  The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf.  Such factors include, but are not limited to:

•	our ability to renew leases as they expire or lease-up vacant space on favorable terms or at all;

•	our ability to close new investment transactions that we have in our pipeline;

•	our ability to make additional investments in a timely manner or on acceptable terms;

•
current credit market conditions and our ability to obtain long-term financing for our asset investments in a timely manner and on terms that are consistent with those we project when we invest in the asset;

•	access to capital markets and capital market conditions;

•	adverse changes in the financial condition or credit ratings of the tenants underlying our investments;

•	our ability to make scheduled payments on our debt obligations and to repay or refinance our debt obligations at maturity on favorable terms or at all;

•	increases in our financing costs (including as a result of LIBOR rate increases), our general and administrative costs and/or our property expenses;

•	changes in our industry, the industries of our tenants, interest rates or the general economy;

•	impairments in the value of the collateral underlying our investments; and

•	the degree and nature of our competition.

These risks and uncertainties should be considered in evaluating any forward-looking statement we may make from time to time.  For a more detailed discussion of the risks affecting our business, any of which could cause our actual results to differ materially from those in the forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2010, including the section entitled “Risk Factors,” and any other reports or documents we file with the SEC from time to time.  Any forward-looking statement speaks only as of its date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section.  We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date made.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo credit agreement is currently our only floating rate borrowing facility. Low market interest rates kept our borrowing cost on the Wells Fargo credit agreement low during 2010 and through the first quarter of 2011 although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2011, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of March 31, 2011 (dollars in thousands):

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$207,422	$211,028	6.7%	Various	$220,157
Commercial mortgage-backed securities (2)	121,470	163,124	8.4%	2016-2028	109,248
Structuring fees receivable (2)	309	N/A	8.9%	2014-2020	309

Liabilities
Mortgage notes payable (4)	$923,984	$921,053	5.6%	2011-2022	$964,687
Collateralized debt obligations (4)	251,804	251,945	5.7%	2015	208,495
Credit agreement (3)	101,105	101,105	3.5%	2013	101,105
Secured term loan (4)	97,434	97,434	6.0%	2018	91,469
Convertible senior notes (5)	34,068	35,009	10.2%	2012	35,001
Other long-term debt (6)	30,930	30,930	8.3%	2016	29,192

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

(5)
The carry value and effective financing rate on the convertible senior notes reflect the impact of the accounting guidance applicable to the notes as of January 1, 2009. See Note 8 in our consolidated financial statements included in this Form 10-Q. We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available. The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of March 31, 2011 are as follows:

	Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$10,700	$12,884	$10,034	$7,520	$7,645	$162,245
Commercial mortgage-backed securities	1,011	3,556	5,106	6,086	6,926	140,438
Structuring fees receivable	55	79	86	49	7	33
Mortgages on real estate investments	30,982	131,234	69,202	67,446	266,016	356,173
Collateralized debt obligations	22,337	10,988	11,796	18,788	188,036	–
Credit agreement	5,375	6,744	88,986	–	–	–
Secured term loan	9,292	15,380	13,602	12,349	13,405	33,406
Convertible senior notes	–	35,009	–	–	–	–
Other long-term debt	–	–	–	–	–	30,930

The above table includes regularly scheduled principal amortization and balloon payments due to maturity on our debt obligations. See Note 8 in our consolidated financial statements included in this Form 10-Q.  The expected maturity dates shown for loans held for investment, commercial mortgage-backed securities and structuring fees receivable are based on the contractual terms of the assets. The material assumptions used to determine fair value are included in footnotes 1 through 6 in the immediately preceding table.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

See Item 1A of our Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 18, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Summary of Non-Employee Director Compensation as of March 22, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 23, 2011)

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

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

CAPLEASE, INC.
Registrant

Date: May 6, 2011	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: May 6, 2011	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer