Form 10-Q
period 2011-06-30
CapLease, Inc.
filed 2011-08-05
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 4, 2011, there were 68,055,665 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2011 (unaudited) and December 31, 2010

(Amounts in thousands, except share and per share amounts)	As Of June 30, 2011	As Of December 31, 2010
Assets

Real estate investments, net	$1,408,133	$1,398,399
Loans held for investment, net	187,047	210,040
Commercial mortgage-backed securities	102,369	145,965
Cash and cash equivalents	67,452	32,742
Other assets	109,997	83,125

Total Assets	$1,874,998	$1,870,271

Liabilities and Equity

Mortgages on real estate investments	$954,170	$928,429
Collateralized debt obligations	232,511	254,210
Credit agreement	80,388	105,345
Secured term loan	94,428	101,880
Convertible senior notes	34,217	33,926
Other long-term debt	30,930	30,930

Total Debt Obligations	1,426,644	1,454,720
Intangible liabilities on real estate investments	36,312	37,405
Accounts payable and other liabilities	21,118	21,134
Dividends and distributions payable	6,061	5,373

Total Liabilities	1,490,135	1,518,632

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,204,900 shares issued and outstanding	73,880	73,880
Common stock, $0.01 par value, 500,000,000 shares authorized, 68,055,665 and 57,471,268 shares issued and outstanding, respectively	682	576
Additional paid in capital	335,685	296,232
Accumulated other comprehensive loss	(26,512)	(20,216)
Total Stockholders' Equity	383,735	350,472
Non-controlling interest in consolidated subsidiaries	1,128	1,167

Total Equity	384,863	351,639

Total Liabilities and Equity	$1,874,998	$1,870,271

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Rental revenue	$32,774	$31,551	$64,952	$63,078
Interest income from loans and securities	6,184	7,048	12,613	14,015
Tenant reimbursements	3,145	2,780	6,498	5,792
Other revenue	163	224	445	427
Total revenues	42,266	41,603	84,508	83,312
Expenses:
Interest expense	20,416	21,304	40,869	43,030
Property expenses	6,418	5,942	13,330	12,309
Loss on investments	2,723	–	3,213	–
General and administrative expenses	2,670	2,471	5,505	5,437
General and administrative expenses-stock based compensation	796	663	1,468	1,216
Depreciation and amortization expense on real property	12,417	12,067	24,747	24,132
Other expenses	64	58	130	135
Total expenses	45,504	42,505	89,262	86,259
Loss on extinguishment of debt	–	(184)	–	(280)
Loss from continuing operations	(3,238)	(1,086)	(4,754)	(3,227)
Income from discontinued operations	–	–	–	37
Net loss before non-controlling interest in consolidated subsidiaries	(3,238)	(1,086)	(4,754)	(3,190)
Non-controlling interest in consolidated subsidiaries	10	7	19	16
Net loss	(3,228)	(1,079)	(4,735)	(3,174)
Dividends allocable to preferred shares	(1,627)	(1,625)	(3,255)	(2,367)
Net loss allocable to common stockholders	$(4,855)	$(2,704)	$(7,990)	$(5,541)

Earnings per share:
Net loss per common share, basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	67,450	57,185	62,521	55,129
Dividends declared per common share	$0.07	$0.06	$0.13	$0.12
Dividends declared per preferred share	$0.51	$0.51	$1.02	$1.02

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2010	$73,880	$576	$296,232	$(20,216)	$1,167	$351,639
Incentive stock plan compensation expense	–	–	1,468	–	–	1,468
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net loss	–	–	(4,735)	–	–	(4,735)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(19)	(19)
Issuance of common stock	–	102	54,167	–	–	54,269
Dividends declared-preferred	–	–	(3,255)	–	–	(3,255)
Dividends declared-common	–	–	(8,188)	–	–	(8,188)
Distributions declared-operating partnership units	–	–	–	–	(20)	(20)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	150	–	150
Decrease in fair value of securities available for sale	–	–	–	(7,598)	–	(7,598)
Reclassification of derivative items into earnings	–	–	–	1,152	–	1,152
Balance at June 30, 2011	$73,880	$682	$335,685	$(26,512)	$1,128	$384,863

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(4,735)	$(3,174)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	24,680	24,205
Stock based compensation	1,468	1,216
Amortization of above and below market leases	839	831
Loss attributable to non-controlling interest in consolidated subsidiaries	(19)	(16)
Loss on extinguishment of debt	–	280
Loss on investments	3,213	–
Straight-lining of rents	6,309	4,599
Amortization of discounts/premiums, and origination fees/costs, net	(307)	(293)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	1,262	1,563
Changes in operating assets and liabilities:
Other assets	(7,245)	(5,136)
Accounts payable and other liabilities	(1,367)	(1,803)
Deposits and escrows	7	1
Net cash provided by operating activities	24,105	22,273
Investing activities
Proceeds from sale of loans	16,651	–
Principal received from borrowers	6,019	5,455
Origination costs on lending investments	12	–
Proceeds from sale of securities	31,285	–
Repayments of commercial mortgage-backed securities	2,906	2,174
Proceeds from sale of real estate investments	–	3,410
Purchases of real estate investments	(8,731)	–
Real estate improvements, additions and construction in progress	(10,770)	(303)
Leasing commission costs	(110)	(157)
Deposits on potential equity investments	(550)	–
Return of deposits on potential equity investments	500	–
Purchases of furniture, fixtures, equipment and leasehold improvements	(7)	(29)
Net cash provided by investing activities	37,205	10,550
Financing activities
Borrowings from mortgages on real estate investments	18,824	852
Repayments of mortgages on real estate investments	(9,333)	(7,343)
Funds held by trustee of CDO pending distribution	(25,504)	35
Repayments of collateralized debt obligations	(19,718)	(4,573)
Collateralized debt obligations repurchased	(1,605)	–
Repayments on credit agreement	(24,957)	(16,452)
Repayments on secured term loan	(7,451)	(6,492)
Convertible senior notes repurchased	–	(15,900)
Debt issuance costs	(351)	–
Common stock issued, net of offering costs	54,269	23,459
Preferred stock issued, net of offering costs	–	40,118
Distributions to non-controlling interest	(20)	(19)
Dividends paid on common and preferred stock	(10,754)	(8,869)
Net cash (used in) provided by financing activities	(26,600)	4,816
Net increase in cash and cash equivalents	34,710	37,639
Cash and cash equivalents at beginning of period	32,742	38,546
Cash and cash equivalents at end of period	$67,452	$76,185

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information
Cash paid for interest expense	$39,183	$41,188
Cash paid for income taxes	–	201
Distributions declared but not paid	10	10
Dividends declared but not paid	6,051	5,056

Supplemental disclosure of noncash operating, investing and financing information
Mortgage notes payable assumed on properties acquired	$16,706	$–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

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

CapLease conducts its business through a variety of subsidiaries. CapLease owns most of its owned properties through its predecessor and operating partnership, Caplease, LP (the “Operating Partnership”). CapLease is the indirect sole general partner of, and owns approximately 99.8% of the common equity of, the Operating Partnership.

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

References in these financial statements to the Company’s carrying amount or value of an asset or liability means such asset’s or liability’s book value reported on the Company’s Consolidated Balance Sheet in accordance with GAAP.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

Direct costs incurred in acquiring completed properties that meet the classification of a business for accounting purposes are charged to operations as incurred. Expenditures for maintenance and repairs of owned properties are also charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company did not recognize any impairment losses on long-lived assets during the three and six months ended June 30, 2011.  The Company also did not recognize any impairment losses on long-lived assets during the three and six months ended June 30, 2010.

Assets and liabilities of properties that meet various held for sale criteria, including that it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties that the Company has determined to classify as held for sale are also required to be simultaneously reviewed for impairment and carried on the Company’s Consolidated Balance Sheets at the lower of net carrying value or estimated fair value.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or estimated fair value.  As of June 30, 2011, the Company has not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component and an asset-specific component.  The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of June 30, 2011, the Company has a general loan loss reserve of $500.  See Note 4.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of June 30, 2011, the Company wrote off the loan loss reserve on its only impaired loan investment, in connection with a write-off in full of the related loan. The write-off of the loan and the associated reserve resulted in a $988 loss in the Company’s Consolidated Statement of Operations during the quarter ended June 30, 2011.  See Note 4.

Commercial Mortgage-Backed Securities

GAAP defines two classifications that are relevant with respect to the Company’s historical accounting for its securities investments:

•	“Held to maturity” are those securities that the Company has the positive intent and ability to hold until maturity.

•	“Available for sale” are those securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity.

As of December 31, 2010, the Company classified its securities investments that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 8, as “held to maturity,” and all of the Company’s other securities investments, including those financed within the credit agreement discussed at Note 8, were classified as “available for sale.”

During the second quarter 2011, the Company reclassified all of its securities investments that are financed in its March 2005 collateralized debt obligation or in the December 2007 secured term loan transaction discussed at Note 8, to “available for sale.”  As a result, all of the Company’s securities investments are now classified as “available for sale.”  The Company’s decision to reclassify such securities was based on its judgment that as a result of a variety of factors it is possible that the Company would execute on a sale of such securities prior to maturity.

Under GAAP, securities classified as “available for sale” are carried on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet. Securities classified as “held to maturity” are carried on the Company’s Consolidated Balance Sheet at estimated fair value on the date of transfer to such classification.  Securities transferred into the available for sale classification from the held to maturity classification are transferred at fair value, and the unrealized gain or loss at the date of transfer is included in Accumulated Other Comprehensive Income (Loss).

Any premiums or discounts on securities are amortized as a component of interest income using the effective interest method.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

The Company estimates fair value on all securities investments quarterly based on a variety of inputs. Under applicable accounting guidance, securities where the fair value is less than the Company’s cost are deemed “impaired,” and, therefore, must be measured for “other-than-temporary impairment.” If an impaired security (i.e., fair value below cost) is intended to be sold or required to be sold prior to expected recovery of the impairment loss, the full amount of the loss must be charged to earnings as other-than-temporary impairment. Otherwise, impairment losses on the security must be further analyzed for separation into two categories: (i) credit losses and (ii) losses due to factors other than credit. The portion which is considered credit loss is charged to earnings as other-than-temporary impairment. The portion which is due to other factors is not charged to earnings. Also, if the security is classified as available for sale, the non-credit portion of the impairment loss is charged to other comprehensive income (loss), a component of equity on the Company’s Consolidated Balance Sheet.

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the three and six months ended June 30, 2011.  The Company also had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the three and six months ended June 30, 2010.

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

The Company also defers the recognition of expenses associated with the issuance of its debt obligations.  These items include placement fees, legal fees, broker fees and certain other expenses.  Deferred issuance costs are recognized as an adjustment to the effective financing rate over the term of the related debt obligation.

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

June 30, 2011 (unaudited)

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 3,093,759 for each of the three and six months ended June 30, 2011, and 3,771,186 and 4,182,148, respectively, for the three and six months ended June 30, 2010.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2011 and June 30, 2010 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net loss allocable to common stockholders	$(4,855)	$(2,704)	$(7,990)	$(5,541)
Weighted average number of common shares outstanding, basic and diluted	67,450	57,185	62,521	55,129
Loss per share, basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.10)
Non-vested shares included in weighted average number of shares outstanding above	1,617	1,740	1,617	1,740

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

In May 2011, the FASB issued new accounting guidance ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends various sections of ASC 820 and changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. ASU 2011-04 is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on the Company’s consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)
In June 2011, the FASB issued new accounting guidance ASU 2011-05, Presentation of Comprehensive Income, which amends various sections of ASC 220 and allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at June 30, 2011 and December 31, 2010:

	Jun 30, 2011	Dec 31, 2010
	Unaudited
Real estate investments:
Land	$194,672	$190,521
Building and improvements	1,300,644	1,268,320
Construction in progress, land	-	951
Construction in progress, building and improvements	6,240	5,557
Intangible assets	183,543	183,543
Less: Accumulated depreciation and amortization	(276,966)	(250,493)
Real estate investments, net	$1,408,133	$1,398,399
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(11,596)	(10,503)
Intangible liabilities on real estate investments, net	$36,312	$37,405

During the three months ended June 30, 2011, the Company completed the following real estate acquisition:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
June	AMEC plc	10777 Clay Road, Houston, TX	$25,000	December 2020	227,486

The above acquisition was funded with $8,731 of cash and the assumption of in-place mortgage financing in the outstanding principal amount of $16,269.

There were no acquisition costs or interest charges capitalized as part of buildings and improvements for the above acquisition.

The Company did not make any real estate acquisitions during the three months ended June 30, 2010.

Development Activities

In August 2010, the Company entered into a joint venture with a developer partner to construct and develop a warehouse/distribution building for Michelin North America, Inc. in Louisville, Kentucky.  Construction activity and funding of the project commenced during the third quarter of 2010, and the project was completed and the tenant began paying rent during May 2011.  At completion, the Company purchased the developer’s interest in the joint venture and became the sole owner of the property.  Total project related costs of $8,071 were initially capitalized as part of construction in progress and have been transferred to land ($951) and building and improvements ($7,121) as of June 30, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)
The following is a tabular summary of certain details regarding the Michelin property:

Month/Year Construction Completed	Tenant or Guarantor	Location	Total Investment (Land and Improvements)	Lease Expires	Net Rentable Square Feet
May 2011	Michelin North America, Inc.	5600 Cane Run Road, Louisville, Kentucky	$8,071	May 2021	150,000

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue may be recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of June 30, 2011 and December 31, 2010, were as follows:

	Jun 30, 2011	Dec 31, 2010
	Unaudited
Accrued Rental Income	$34,540	$39,506
Deferred Rental Income	1,343	-

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 7. Deferred rental income is included in “Accounts payable and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 9.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and six months ended June 30, 2011 and June 30, 2010, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Depreciation on real estate (included in depreciation and amortization expense)	$8,245	$8,032	$16,416	$16,063
Amortization of in-place leases (included in depreciation and amortization expense)	4,060	3,996	8,125	7,992
Amortization of above-market leases (included as a reduction of rental revenue)	966	962	1,932	1,924
Amortization of below-market leases (included as an increase to rental revenue)	546	547	1,093	1,093

As of June 30, 2011, the Company’s weighted average amortization period on intangible assets was 7.3 years, and the weighted average amortization period on intangible liabilities was 25.8 years.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of June 30, 2011 was as follows:

	Intangible Assets	Intangible Liabilities
2011	$9,339	$1,093
2012	14,972	2,186
2013	9,300	2,051
2014	8,942	1,954
2015	8,283	1,678
Thereafter	24,686	27,350
Total	$75,522	$36,312

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

Hartford, Connecticut Property

As of June 30, 2011, the Company performed an impairment analysis of its investment in the property in Hartford, Connecticut leased to Travelers Corporation.  The Company concluded that no impairment loss was necessary as the estimated future cash flows from the investment are in excess of the Company’s carry value of the property of $17,541.  The cash flows are based on estimates the Company believes to be reasonable and contemplate rent for the remaining lease term plus management’s estimates of future lease cash flows.

4.	Loans Held for Investment

Loans held for investment at June 30, 2011 and December 31, 2010, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of June 30, 2011, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  Except as described below, as of June 30, 2011, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Jun 30, 2011	Dec 31, 2010
	Unaudited
Principal	$190,596	$214,049
(Discount) Premium	(2,656)	(2,664)
Cost basis	187,940	211,385
Allowance for loan losses	(500)	(944)
Carrying amount of loans	187,440	210,441
Deferred origination fees, net	(393)	(401)
Total	$187,047	$210,040

During the quarter ended June 30, 2011, the Company sold two long-term mortgage loans each backed by a single retail store leased to Home Depot USA, Inc., one store located in Chelsea, Massachusetts and the other located in Tullytown, Pennsylvania.  The loans had an aggregate carry value of $16,002, and generated sales proceeds of $16,935.  The Company’s net gain on sale of the loans after estimated expenses of $271 was $662.  Proceeds from the sale of the loans will be utilized to reduce principal outstanding in the Company’s CDO in July 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

As of each of June 30, 2011, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32% compared to 5.00% to 9.32% as of December 31, 2010.  At June 30, 2011 and December 31, 2010, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.7% and 6.7%, respectively.

The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant.  Payments of debt service on the Company’s loans is, in substantially all cases, funded directly by rent payments typically paid into a lockbox account by the underlying tenant.  Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions, and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (LTV) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity.

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1) (2)	6/30/11	12/31/10
Investment grade rating of A- or A3 and above	$39,227	$39,780
Investment grade rating of below A- or A3	110,901	113,001
Implied investment grade rating	21,462	38,285
Non-investment grade rating	16,350	18,887
Unrated	-	988
General loan loss reserve	(500)	(500)
	$187,440	$210,441

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from Standard & Poor's or equivalent rating if rated only by Moody's Investors Service.

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

As of June 30, 2011, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During the three months ended June 30, 2011, the Company wrote off its remaining $988 net investment in the franchise lending venture, which loan investment is on non-accrual status, past due more than 90 days and classified by the Company as impaired under applicable accounting guidance.  The write-off was included as a component of “Loss on investments” in the Company’s Consolidated Statement of Operations.  The Company determined to revise its estimate of loss due to a variety of factors, including the passage of two years since the borrower was current on its debt service payments with only de minimis payments to the Company during that time and uncertainty regarding the value of the Company’s collateral and the timing of resolution of the Company’s claim, particularly in light of the borrower’s Chapter 11 bankruptcy filing during 2011 and the existence of various issues for resolution before the bankruptcy court.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

5.	Commercial Mortgage-Backed Securities

As discussed at Note 2 above under the caption “Commercial Mortgage-Backed Securities,” the Company reclassified as of June 30, 2011, all of its held to maturity securities to the available for sale classification for financial accounting purposes.  The total amortized cost of the securities transferred was $111,770, and such securities had an unrealized loss of $15,542.  The unrealized loss transferred to Accumulated Other Comprehensive Income/(Loss) was $8,223.

A detailed schedule of the Company’s securities investments at June 30, 2011 follows:

	Face Amount (1)		Cost Basis		Fair Value
	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010
Description	Unaudited		Unaudited
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant) (rated B)	$33,504	$34,722	$33,928	$35,172	$30,841	$27,947
Certificated Mortgage Loan (with CVS Corporation as tenant) (rated BBB+)	17,178	17,480	17,178	17,480	17,549	17,507
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant) (rated BBB)	7,489	8,032	7,588	8,142	8,314	8,875
Certificated Mortgage Loan (with Yahoo! Inc. as tenant) (rated BBB-)	21,567	21,739	21,334	21,497	20,273	20,868
BACM 2006-4, Class H (rated CCC)	8,000	8,000	159	400	960	400
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	628	602	523	493	523	493
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	960	920	780	735	780	735
Banc of America 2007-1, Class C (rated B)	500	500	184	173	290	225
BSCMS 1999 CLF1, Class E (rated D)	602	3,326	–	–	30	–
CALFS 1997-CTL1, Class D (rated B-)	6,000	6,000	5,956	5,951	2,213	4,501
CMLBC 2001-CMLB-1, Class E (rated BBB+)	9,526	9,526	10,022	10,033	6,859	5,456
CMLBC 2001-CMLB-1, Class G (rated BB-)	9,526	9,526	8,971	8,953	3,334	2,789
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,058	6,978	1,536	1,109
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	952	1,149	638	320
JP Morgan 2006-LDP9, Class AJ (rated B+)	200	200	103	99	161	166
NLFC 1999-LTL-1, Class E (rated BB)	11,081	11,081	6,047	5,926	4,986	3,880
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	4,160	4,392	4,160	4,392	2,633	3,917
Wachovia 2007-C30, Class AJ (rated B)	200	200	100	95	164	109
Wachovia 2007-C31, Class AJ (rated B+)	200	200	100	96	142	110
Wachovia 2007-C33, Class AJ (rated B+)	200	200	100	96	143	134
BSCMS 1999 CLF1, Class F (not rated)	–	251	–	–	–	–
WBCMT 2004-C15, Class 180ML-D (rated CCC+)	–	15,000	–	15,013	–	13,800
WBCMT 2004-C15, Class 180ML-E (rated CCC)	–	8,000	–	8,008	–	7,223
WBCMT 2006-C27, Class C (rated BB)	–	11,000	–	11,148	–	6,600
Total	$149,811	$189,187	$125,243	$162,029	$102,369	$127,164

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of June 30, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

During the quarter ended June 30, 2011, the Company sold one of its commercial mortgage-backed securities investments (WBCMT 2006-C27, Class C).  The sale was executed because of evidence of significant deterioration in the underlying collateral within the securitization pool.  The total of $11,000 face amount of securities were sold at a dollar price of $79.50 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended June 30, 2011 of $2,397.  The aggregate carrying amount of the securities was $11,142 as of March 31, 2011.  The proceeds from the sale of the securities will be utilized to reduce principal outstanding in the Company’s CDO in July 2011.

During February 2011, the Company sold two of its commercial mortgage-backed securities investments. Both of the securities are secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The sale was executed primarily because the securities were beyond their original scheduled maturity date of November 2009 and the sale enabled the Company to realize a return of substantially all of the outstanding principal.  The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended March 31, 2011 of $490.  The aggregate carrying amount of these securities was $22,236 as of December 31, 2010.  The proceeds from the sale of the Class D bond (face amount of $15,000) were utilized to reduce principal outstanding in the Company’s CDO, and the proceeds from the sale of the Class E bond (face amount of $8,000) were utilized for general corporate purposes.

Unrealized gains and losses on securities at June 30, 2011 and December 31, 2010, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Jun 30, 2011	Dec 31, 2010
	Unaudited
Unrealized gains on securities previously available for sale	$–	$750
Unrealized losses on securities previously available for sale	–	(8,857)
Unrealized gains on securities available for sale	2,241	–
Unrealized losses on securities available for sale	(25,115)	(7,958)

The following table summarizes the Company’s securities in an unrealized loss position as of June 30, 2011.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more months	$73,314	$25,115	9

Credit ratings on the 9 securities in a continuous unrealized loss position for more than 12 months as of June 30, 2011, range from  AAA  to  D  with a weighted average of  BB  and those securities have a weighted average maturity of approximately 8.8 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of June 30, 2011.

At June 30, 2011 and December 31, 2010, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.7% and 8.0%, respectively.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and other liabilities, and dividends payable approximate their carrying values due to the short-term maturities of these items.

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at June 30, 2011 and December 31, 2010 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	6/30/2011	12/31/2010	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Assets:
Loans held for investment	$187,440	$210,441	$190,596	$214,049	$202,139	$223,099
Commercial mortgage-backed securities	102,369	145,965	149,811	189,187	102,369	127,164
Liabilities:
Mortgages on real estate investments	$954,170	$928,429	$951,026	$925,264	$1,006,491	$979,570
Collateralized debt obligations	232,511	254,210	232,643	254,361	210,285	220,907
Credit agreement	80,388	105,345	80,388	105,345	80,388	105,345
Secured term loan	94,428	101,880	94,428	101,880	87,622	95,145
Convertible senior notes	34,217	33,926	35,009	35,009	35,003	35,004
Other long-term debt	30,930	30,930	30,930	30,930	29,274	28,095

The fair values indicated above are indicative of the interest rate and credit spread environment as of June 30, 2011 and December 31, 2010, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

The guidance applies principally to the Company’s securities investments, which are classified as available for sale for accounting purposes and, as such, are measured at fair value on a recurring basis on the Company’s financial statements.

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of June 30, 2011, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of June 30, 2011, the Company has classified all of its investments in generic commercial mortgage-backed securities classes, as well as two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant), as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of June 30, 2011, the Company has classified all of its securities available for sale that are backed by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class.  As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive markets.  Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

The table below presents the fair value of the Company’s securities available for sale as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30,2011
Assets
Securities available for sale	$–	$27,722	$74,647	$102,369

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

The following table summarizes the change in the fair value for Level 3 items for the three and six months ended June 30, 2011 and June 30, 2010:

	Three months ended June 30,		Six months ended June 30,
Securities available for sale	2011	2010	2011	2010
Beginning balance	$6,244	$13,101	$13,797	$13,044
Gains (losses) included in net income (loss):
Included in interest income	80	76	158	152
Gains (losses) included in other comprehensive income	39	118	(132)	327
Purchases, sales, issuances and settlements (net)	(223)	(246)	(429)	(474)
Transfers in (out) of Level 3	68,507	–	61,253	–
Ending balance	$74,647	$13,049	$74,647	$13,049

7.	Other Assets

Other assets as of June 30, 2011 and December 31, 2010, consisted of the following:

	Jun 30, 2011	Dec 31, 2010
	Unaudited
Receivables and accrued interest	$8,629	$9,593
Prepaid expenses and deposits	1,380	2,197
Reserve accounts	25,374	15,598
Funds with CDO trustee pending distribution	30,201	4,697
Restricted cash	144	1,126
Amounts held by servicer	983	666
Accrued rental income	34,540	39,506
Debt issuance costs, net	5,266	5,999
Deferred leasing costs, net	1,671	1,767
Investment in statutory trust	930	930
Other	879	1,046
Total	$109,997	$83,125

8.	Debt Obligations

Credit Agreement

The Company has entered into a credit agreement with Wells Fargo Bank, N.A. (as successor to Wachovia Bank, N.A.) and financed certain of its portfolio assets pursuant to the credit agreement.  The Company may also utilize the undrawn amount of the lender’s revolving credit commitment to finance assets approved by the lender in its sole discretion at an advance rate of 60% of the asset’s value (as determined by the lender).

The credit agreement with Wells Fargo includes the following terms:

•	Size: maximum revolving credit commitment of $140,000;

•	Maturity: maturity date of July 16, 2013; and

•	Interest Rate: floating rate LIBOR-based facility with interest rate on the Company’s borrowings set at one-month LIBOR plus 275 basis points.

As of June 30, 2011, the Company’s outstanding borrowings under the agreement were $80,388 and its effective financing rate was 3.6%.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

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

The Company is required to comply with the following financial covenants under the credit agreement:

•	minimum liquidity (basically cash and cash equivalents) of at least $12,000;

•
minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010;

•	maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80%; and

•	minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, and depreciation and amortization, divided by interest expense) of 105%.

As of June 30, 2011, the Company was in compliance with the above financial covenants.

Amounts related to the Company’s credit agreement as of June 30, 2011 and December 31, 2010, were as follows:

	At June 30, 2011		At December 31, 2010
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement	(unaudited)	(unaudited)
Loans held for investment	$6,359	$11,122	$6,452	$11,195
Intercompany mortgage loans and investments in CapLease CDO	71,659	102,396	95,609	130,225
Commercial mortgage-backed securities	2,370	2,663	3,284	11,141
Owned property	–	26,153	–	26,812
Total	$80,388	$142,334	$105,345	$179,373

For the three and six months ended June 30, 2011 and June 30, 2010, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	unaudited	unaudited	unaudited	unaudited
Weighted average effective financing rate	3.42%	3.58%	3.42%	3.72%
One-Month LIBOR rate	0.22%	0.28%	0.24%	0.25%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Jun 30, 2011		Dec 31, 2010
Property Level Debt - Fixed Rate	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date
	(unaudited)	(unaudited)
Abbott Laboratories, Waukegan, IL	$14,600	$14,600	$14,710	$14,710	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,583	19,583	19,721	19,721	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,849	20,849	20,996	20,996	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	16,269	16,706	–	–	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	60,081	60,081	60,870	60,870	5.23%	5.8%	Nov 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Holdings Limited, Whippany, NJ	32,900	32,900	33,237	33,237	5.26%	5.3%	Mar 2015
Capital One Financial Corporation, Plano, TX	19,603	19,603	19,850	19,850	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	27,379	27,379	28,025	28,025	5.30%	5.3%	May 2013
Cooper Tire & Rubber Company, Franklin, IN	17,850	17,850	–	–	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	30,057	30,057	30,200	30,200	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	26,932	26,697	27,190	26,937	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
ITT Industries, Inc., Herndon, VA	40,091	40,091	40,393	40,393	5.33%	5.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,930	13,930	14,040	14,040	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	41,597	41,597	41,892	41,892	5.10%	5.4%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,629	12,629	12,784	12,784	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,717	15,717	15,818	15,818	5.84%	5.9%	May 2016
The Travelers Corporation, Hartford, CT	18,200	18,342	17,251	17,656	10.76%	7.7%	Oct 2011
The Travelers Corporation, Hartford, CT	1,658	1,665	4,856	4,925	9.80%	5.5%	Sep 2011
Tiffany & Co., Parsippany, NJ	57,879	57,879	58,274	58,274	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	69,197	69,197	69,547	69,547	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,678	10,678	10,749	10,749	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	11,004	11,004	11,086	11,086	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,060	21,583	19,060	21,695	7.57%	5.3%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,371	18,371	18,508	18,508	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	58,690	58,690	59,459	59,459	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,257	5,257	5,297	5,297	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	4,391	4,501	4,708	4,836	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	1,216	1,266	1,306	1,365	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,564	2,676	2,644	2,766	7.20%	6.2%	Jul 2018
	$951,026	$954,170	$925,264	$928,429
(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,494,421 at June 30, 2011, and $1,435,087 at December 31, 2010.

Collateralized Debt Obligations

During March 2005, the Company issued a collateralized debt obligation, or CDO. The CDO is an entirely fixed rate on-balance sheet financing. The Company has transferred a pool of assets into a wholly-owned securitization vehicle, called CapLease CDO 2005-1 Ltd., and issued five classes of notes with sequential priority (Classes A through E) secured by the assets in the pool.  The Company retained the three most junior note classes (Classes C through E) which both at initial issuance and as of June 30, 2011, aggregated $16,500 of face amount and all of the equity in the CDO entity. Cash flows on all classes of notes and the CDO equity are funded entirely by the assets in the pool, with no recourse to any other assets of the Company.  Because of the sequential priority aspect of the CDO capital structure, all principal payments on the CDO assets will be paid to the senior note holders until the principal on the notes is repaid in full. As owner of the subordinate notes and the CDO equity, the Company’s scheduled or residual cash flows are in a first loss position in the event of a payment default or loss on any of the CDO assets.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

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

During the quarter ended June 30, 2011, the Company repurchased $2,000 of the Class B CDO notes at a price of $1,605, plus accrued interest.  The Company recorded a gain on extinguishment of the CDO debt in the quarter ended June 30, 2011 of $395.

Amounts related to the Company’s CDO as of June 30, 2011, were as follows:

	Borrowings	Collateral Carry Value
Loans held for investment	$151,249	$144,309
Intercompany mortgage loans on CapLease properties	32,838	31,331
Commercial mortgage-backed securities	48,425	46,203
Total	$232,512	$221,843

As of June 30, 2011, in addition to the collateral described in the table above the Company had $30,201 of cash being held by the trustee of the CDO, $27,412 of which will be used to repay principal on the CDO on the next scheduled payment date in July 2011.

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

June 30, 2011 (unaudited)

The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions.

Amounts related to the secured term loan as of June 30, 2011, were as follows:

		Collateral
	Borrowings	Carry Value
Loans held for investment	$22,644	$32,466
Intercompany mortgage loans on CapLease properties	27,541	38,463
Commercial mortgage-backed securities	44,243	50,026
Total	$94,428	$120,955

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

Since original issuance, CapLease has repurchased an aggregate of $39,991 principal amount of the notes and, therefore, as of June 30, 2011, the Company had $35,009 principal amount of convertible senior notes outstanding.

As of January 1, 2009, the Company adopted accounting guidance (codified primarily at FASB ASC 470) that retrospectively changed the accounting for the convertible senior notes. The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their issuance to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue. The liability component is initially recorded at a discount from the principal amount of the notes and is subsequently accreted back to the principal amount over its expected useful life as interest expense at the estimated nonconvertible debt borrowing rate is recorded. The initial bifurcation between the liability and equity components of the convertible senior notes at January 1, 2009, was $67,761 and $7,239, respectively.

The liability component of the convertible senior notes comprised the following amounts at June 30, 2011 and December 31, 2010:

	Jun 30, 2011	Dec 31, 2010
	(Unaudited)
Convertible notes - principal	$35,009	$35,009
Unamortized debt discount	(792)	(1,083)
Convertible senior notes - net	$34,217	$33,926

The remaining debt discount is scheduled to be amortized over the next 16 months, ending in October 2012, when the Company may be required to repurchase the outstanding notes at par as described below.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

The carry value of the equity component of the convertible senior notes was $6,189 at each of June 30, 2011 and December 31, 2010, with the decline from the initial bifurcation amount of $7,239 caused by the Company’s repurchase of convertible senior notes at par during 2010.

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

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the commissions and other expenses of the transaction, is approximately 8.1%. The Company’s effective interest rate on the liability component of the notes as measured under the January 1, 2009 accounting guidance was 10.2% and 10.1%, respectively, at June 30, 2011 and December 31, 2010.  The Company recorded interest expense on the convertible senior notes for the three and six months ended June 30, 2011 and June 30, 2010 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest expense paid or accrued at stated interest rate of 7.5%	$657	$810	$1,314	$1,786
Convertible senior notes issuance costs expensed as a component of interest expense	51	89	100	155
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	149	186	290	421
Total convertible senior notes interest expense	$857	$1,085	$1,704	$2,362

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of June 30, 2011, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of June 30, 2011, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
6 months ending December 31, 2011	$46,663	$18,861	$65,525
2012	48,119	152,009	200,128
2013	42,413	124,265	166,678
2014	45,632	53,479	99,111
2015	24,410	416,540	440,950
Thereafter	56,710	395,322	452,031
Total	$263,948	$1,160,476	$1,424,424

9.	Accounts payable and other liabilities

Accounts payable and other liabilities as of June 30, 2011 and December 31, 2010 consisted of the following:

	Jun 30, 2011	Dec 31, 2010
	Unaudited
Accounts payable and other liabilities	$3,733	$4,105
Accrued interest	6,812	7,131
Accrued expenses	4,186	5,559
Deferred rental income	1,343	–
Unearned rental income	5,044	4,339
Total	$21,118	$21,134

10.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the first six months of 2011 and all of 2010, the Company had no open interest rate swap positions.

As of June 30, 2011, the Company had $3,638 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. Within the next twelve months, the Company estimates that $459 of these losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At June 30, 2011, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

12.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of June 30, 2011, CapLease had issued and outstanding 68,055,665 shares of common stock, and 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock.

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

During March 2010, CapLease issued 3,144,654 shares of its common stock to an institutional investor for a price of $4.77 per share, or net proceeds of $14,984 (after deducting offering expenses).

During March 2010, CapLease issued 1,800,000 shares of 8.125% Series A cumulative redeemable preferred stock in a public offering at a price of $23.06 per share, resulting in an effective annual yield of 9.00%.  The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and offering expenses) of approximately $40,109, including $884 of accrued dividends.

During the six months ended June 30, 2011, CapLease issued an aggregate of 14,200 shares of common stock through its “at the market offering” program with Merrill Lynch, Pierce Fenner & Smith Incorporated, at an average price of $6.00 per share of common stock, and aggregate net proceeds of $84.  During the six months ended June 30, 2010, CapLease issued an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Brinson Patrick Securities Corporation, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, and aggregate net proceeds of $8,485.

During the six months ended June 30, 2011, CapLease issued 27,697 shares of common stock through its dividend reinvestment and stock purchase plan, at a price of $5.72 per share of common stock, and aggregate net proceeds of $158.  During the six months ended June 30, 2010, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan.

During the six months ended June 30, 2011, CapLease issued restricted stock awards aggregating 392,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  During the six months ended June 30, 2010, CapLease issued restricted stock awards aggregating 479,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of June 30, 2011, the Company had awarded 3,762,455 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company (see Note 13 below).

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2009	12/31/2009	1/15/2010	$0.06	$3,103
3/31/2010	3/31/2010	4/15/2010	0.06	3,431
6/30/2010	6/30/2010	7/15/2010	0.06	3,431
9/30/2010	9/30/2010	10/15/2010	0.06	3,431
12/31/2010	12/31/2010	1/18/2011	0.065	3,736
3/31/2011	3/31/2011	4/15/2011	0.065	3,764
6/30/2011	6/30/2011	7/15/2011	0.065	4,424

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2009	12/31/2009	1/15/2010	$0.5078125	$711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625
6/30/2010	6/30/2010	7/15/2010	0.5078125	1,625
9/30/2010	9/30/2010	10/15/2010	0.5078125	1,625
12/31/2010	12/31/2010	1/18/2011	0.5078125	1,627
3/31/2011	3/31/2011	4/15/2011	0.5078125	1,627
6/30/2011	6/30/2011	7/15/2011	0.5078125	1,627

13.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of June 30, 2011, the Company had awarded 3,762,455 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2010 through the six months ended June 30, 2011, is presented below:

	Number of Shares
Stock Awards at January 1, 2010	2,890,455
Granted During the Year Ended December 31, 2010	479,500	(1)
Stock Awards at January 1, 2011	3,369,955
Granted During the Period Ended June 30, 2011	392,500	(2)
Stock Awards at June 30, 2011	3,762,455

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

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

A summary of the status of unvested shares from January 1, 2010 through the six months ended June 30, 2011, is presented below:

	Shares Awarded Under Plan	Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2010	1,801,016	1,177,865	$4.17
Current period awards	479,500	286,600	4.84
Prior period awards	N/A	198,966	4.84
Vested	(541,149)	(541,149)	3.84
Nonvested at January 1, 2011	1,739,367	1,122,282	4.62
Current period awards	392,500	261,550	5.80
Prior period awards	N/A	223,635	5.80
Vested	(514,970)	(514,970)	5.14
Nonvested at June 30, 2011	1,616,897	1,092,497	4.90

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award.

The Company has made certain of the restricted stock awards with vesting dependent upon satisfaction of performance criteria to be determined in the future.  For such awards, applicable accounting guidance provides that despite the award having been granted, it is not valued for financial accounting purposes and expense related thereto does not commence until performance criteria have been established.  “Prior period awards” in the above table represent restricted share awards made in a prior period but which have been valued for financial accounting purposes in the current period when the CapLease Compensation Committee determined the performance criteria.

As of June 30, 2011, $4,499 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  In addition, as of June 30, 2011, the Company has not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined:  39,345 restricted shares made in 2008, 209,430 restricted shares made in 2009, 144,675 restricted shares made in 2010 and 130,950 restricted shares made in 2011.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

The Company’s comprehensive income (loss) for the three and six months ended June 30, 2011 and June 30, 2010 is summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net loss	$(3,228)	$(1,079)	$(4,735)	$(3,174)
Increase (decrease) in fair value on securities available for sale	(8,184)	116	(7,598)	326
Amortization of unrealized loss on securities previously classified as available for sale	–	147	150	329
Reclassification of derivative items into earnings	1,003	147	1,152	302
Comprehensive loss	$(10,409)	$(669)	$(11,031)	$(2,217)

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

	Jun 30, 2011	Dec 31, 2010
	(Unaudited)
Net unrealized losses on securities available for sale	$(22,874)	$(7,958)
Net unrealized losses on securities previously classified as available for sale	-	(8,107)
Net realized losses on derivatives	(3,638)	(4,151)
Accumulated other comprehensive loss	$(26,512)	$(20,216)

15.	Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of June 30, 2011, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2011 to 2026. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2011, are as follows:

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

6 months ending December 31, 2011	$56,959
2012	128,470
2013	101,017
2014	97,928
2015	95,354
Thereafter	369,772
Total	$849,501

17.	Pro Forma Condensed Consolidated Statements of Operations

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2010, the Company acquired the two properties which were purchased during 2010 and 2011 (property leased to Cooper Tire & Rubber Company purchased in December 2010 and property leased to a subsidiary of AMEC plc purchased in June 2011) which have been accounted for as a business combination for financial accounting purposes.  Earnings per share are presented using the weighted average shares outstanding during the relevant periods.  In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Total revenues	$43,106	$43,252	$86,196	$86,610
Loss from continuing operations	$(3,199)	$(672)	$(4,732)	$(2,400)
Net loss allocable to common stockholders	$(4,736)	$(2,290)	$(7,968)	$(4,714)
Loss per basic and diluted common share from continuing operations	$(0.05)	$(0.01)	$(0.08)	$(0.04)
Net loss per basic and diluted common share	$(0.07)	$(0.04)	$(0.13)	$(0.09)

18.	Segment Reporting

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

Selected results of operations by segment for the three months ended June 30, 2011 and June 30, 2010, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Total revenues	$232	$299	$36,072	$34,484	$5,961	$6,820
Total expenses	4,960	4,854	33,764	33,144	6,780	4,508
Loss on extinguishment of debt	–	(184)	–	–	–	–
Income (loss) from continuing operations	(4,728)	(4,737)	2,308	1,340	(819)	2,312
Total assets	106,813	90,683	1,476,454	1,445,861	291,730	370,629

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2011 (unaudited)

Selected results of operations by segment for the six months ended June 30, 2011 and June 30, 2010, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Total revenues	$379	$488	$71,905	$69,216	$12,225	$13,609
Total expenses	9,950	10,281	67,717	66,805	11,595	9,173
Loss on extinguishment of debt	–	(280)	–	–	–	–
Income (loss) from continuing operations	(9,571)	(10,073)	4,189	2,411	629	4,436
Total assets	106,813	90,683	1,476,454	1,445,861	291,730	370,629

19.	Subsequent Events

Property Sale

During July 2011, the Company entered into a purchase and sale agreement to sell the Walgreens retail store it owns in Pennsauken, New Jersey.  The Company agreed to sell the property to a third party for a purchase price of approximately $3,830.  The closing of the sale is expected to occur in August 2011.

Cimarex Transaction

On July 31, 2011, the Company entered into a joint venture that is developing a 17 story approximately 324,000 square foot office building primarily for Cimarex Energy Co. in Tulsa, Oklahoma with a project budget of $51,837.  The Company owns a 99% ownership interest in and is obligated to fund approximately one-half of the costs of the project, with the other half of the project costs to be funded by Bank of Oklahoma pursuant to a loan agreement it has entered into with the Company’s joint venture entity.  Upon completion of construction, the Company expects to be the sole owner of the land and improvements for a total investment of $53,000.  Cimarex’s lease is for a term of 12 years commencing upon completion of the project which is estimated to be during the first quarter of 2013.

The Company expects to consolidate the joint venture for financial accounting purposes.

Construction activity and funding of the project commenced during the third quarter of 2011.

CDO Sale

On August 1, 2011, certain subsidiaries of the Company entered into a definitive agreement to sell the three junior note classes (Classes C through E) and the equity in the CapLease March 2005 collateralized debt obligation transaction, and to assign the collateral management rights with respect to the transaction, to an affiliate of NorthStar Realty Finance Corp. for a purchase price of $23,200, plus accrued interest through the later of: (i) August 31, 2011 and (ii) the date on which the purchaser has satisfied various conditions to the Company’s obligations to close the sale under the agreement.  Closing of the sale is subject to a variety of closing conditions, including confirmation by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. that the sale will not cause the ratings of the CDO to be reduced, withdrawn or qualified as a result of the sale.

The transaction is expected to close in the third quarter of 2011 although because closing is subject to various closing conditions, including those outside the Company’s control, the Company cannot provide any assurance as to the timing or certainty of the closing of this transaction.

Share Repurchase Program

On August 4, 2011, the Company announced that its Board of Directors has approved a share repurchase program authorizing the Company to repurchase in the aggregate up to $20 million of its outstanding common stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The timing and extent to which the Company repurchases its shares will depend upon a variety of factors, including market conditions, the Company’s liquidity, and regulatory requirements.

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

As a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant. As of June 30, 2011, we had an approximately $2.0 billion investment portfolio, including $1.7 billion of owned properties and $0.3 billion of loans and other debt investments.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio. We are also intensely focused on growing revenues by re-letting vacant space within our portfolio. As of June 30, 2011, the occupancy rate in our owned property portfolio was 96.1% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and one of the two office buildings in Omaha, Nebraska. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

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

The average remaining lease term on our owned properties is approximately 7 years, although we have some leases that are scheduled to mature over the next few years. See “2011 Lease Expirations” below. We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or that the terms of renewal or re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 69% as of June 30, 2011. Our leverage ratios by segment as of June 30, 2011 were approximately 64% for the owned properties segment and 85% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

We expect our leverage level to continue to decrease over time, as a result of one or more of the following factors: sale of our CDO, scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions. During 2010, the focus of our portfolio activity was on strengthening our balance sheet through debt repayment and/or repurchase and on resuming portfolio growth during the second half of the year. During 2011, we expect to continue the portfolio growth momentum we re-started in 2010 and to continue to reduce our leverage.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We also had $145.5 million of recourse debt obligations outstanding as of June 30, 2011, including $80.4 million outstanding under our credit agreement with Wells Fargo Bank which is scheduled to mature in July 2013.

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

Business Environment

The performance of our existing portfolio and our ability to add new assets will continue to be impacted by market conditions.  Commercial real estate market conditions are improving, although various signs of weakness still persist.  For example, delinquency rates on commercial real estate loans remains at historic highs, which has impacted the amount and terms of credit available for new transactions.  Further, overall transaction volumes remain lower compared to historic norms and interest rates remain at historic lows, which have driven significant competition for new investment opportunities.  We cannot provide any assurance as to when and at what yields and other terms we will be able to add new assets to our portfolio.

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

Second Quarter 2011 Transaction Summary

The following summarizes our significant transactions during the three months ended June 30, 2011.

Investments

•	We acquired an office building located in Houston, Texas and leased to a subsidiary of AMEC plc until December 2020 for a purchase price of $25 million. See “Property Acquisitions” below.

•
We completed construction of the warehouse/distribution building for Michelin North America, Inc. in Louisville, Kentucky and purchased our developer partner’s joint venture interest at completion.  The tenant commenced paying rent in May.  The lease with Michelin North America is for a 10-year term. See Note 3 of the consolidated financial statements included in this Form 10-Q.

Sales

•
We sold two long-term mortgage loans each on a retail property leased to Home Depot USA, Inc. for total sales proceeds of $16.9 million. See Note 4 of the consolidated financial statements included in this Form 10-Q.

•
We sold a generic CMBS bond with an $11 million face amount backed by a variety of 2005-2006 vintage commercial mortgage loans for a 79.50 dollar price. See Note 5 of the consolidated financial statements included in this Form 10-Q.

Debt Financings

•
We obtained $34.1 million of nonrecourse mortgage financing on two recent property purchases at a weighted average coupon of 5.68%, including $17.9 million of mortgage debt on the property leased to Cooper Tire & Rubber Company purchased in December 2010, and $16.3 million of mortgage debt on the property leased to a subsidiary of AMEC plc purchased in June 2011. See “Liquidity and Capital Resources—Long-Term Mortgage Financings” below.

Debt Reduction

•
We repurchased $2.0 million face amount of Class B notes in our March 2005 CDO transaction for a purchase price of approximately $1.6 million. See Note 8 of the consolidated financial statements included in this Form 10-Q.

Capital Raising

•
We raised net proceeds of approximately $54 million from a marketed common stock offering.  We issued 10,150,000 shares at a price to the public of $5.60 per share. See Note 12 of the consolidated financial statements included in this Form 10-Q.

Property Acquisitions

During the quarter ended June 30, 2011, we completed the following real estate acquisition.

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Capitalization Rate	Lease Expires	Net Rentable Square Feet
June	AMEC plc	10777 Clay Road, Houston, TX	$25 million	8.2%	December 2020	227,486

We compute capitalization rate by dividing the estimated net operating income of the property by the purchase price for such property.  We define net operating income as property specific revenues (rental revenue, property expense recoveries and other revenue) less property specific expenses (real estate taxes, insurance, repairs and maintenance and other property expenses).  In estimating net operating income, we compute rental revenue in accordance with generally accepted accounting principles in the United States, including the impact of straight-line rent and market lease amortization adjustments.

2011 Lease Expirations

We have one lease scheduled to expire during the remainder of 2011 (lease of property in Hartford, Connecticut to Travelers Corporation scheduled to expire in October 2011).  We do not expect Travelers to renew its lease at this property.  If we are unable to restructure the existing mortgage debt or secure new debt on this property, we could convey the property to the lender to satisfy in full our obligations under the existing mortgage debt.  There remain a variety of potential outcomes for this property and we do not at this time know whether we will be successful in retaining and re-letting this property and restructuring the related mortgage debt.  The actual net loss and net cash flow for 2010 and estimated amounts for 2011 from the Travelers property are as follows:

(amounts in thousands)	Actual Year 2010	Estimated 2011 (10 months)
Rental revenue	$3,703	$3,086
Depreciation and amortization	(2,374)	(1,978)
Interest expense	(1,754)	(1,280)
Net loss	(425)	(172)

Adjustments to compute net cash flow:
Depreciation and amortization	2,374	1,978
Straight-lining of rents	37	521
Amortization of above-market rents	2,422	2,018
Amortization of fair market value of debt assumed	(773)	(530)
Principal repayments on mortgages	(3,690)	(3,246)
Other assets	58	(562)
Net cash flow	$3	$7

Estimated amounts for 2011 do not include any impairment charge on the property or gain on extinguishment of debt which could be triggered if we convey the property to the mortgage lender.

As of June 30, 2011, the Company’s net carrying value of the Travelers property was as follows:

(amounts in thousands)	As of June 30, 2011
Real estate investment:
Building and improvements	$18,200
Intangible assets	19,368
Less: Accumulated depreciation and amortization	(20,027)
Real estate investment, net	17,541

Mortgages on real estate investments	20,007

Net carrying value	$(2,466)

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended June 30, 2011 and June 30, 2010, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Total revenues	$232	$299	$36,072	$34,484	$5,961	$6,820
Total expenses	4,960	4,854	33,764	33,144	6,780	4,508
Loss on extinguishment of debt	–	(184)	–	–	–	–
Income (loss) from continuing operations	(4,728)	(4,737)	2,308	1,340	(819)	2,312
Total assets	106,813	90,683	1,476,454	1,445,861	291,730	370,629

Selected results of operations by segment for the six months ended June 30, 2011 and June 30, 2010, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Total revenues	$379	$488	$71,905	$69,216	$12,225	$13,609
Total expenses	9,950	10,281	67,717	66,805	11,595	9,173
Loss on extinguishment of debt	–	(280)	–	–	–	–
Income (loss) from continuing operations	(9,571)	(10,073)	4,189	2,411	629	4,436
Total assets	106,813	90,683	1,476,454	1,445,861	291,730	370,629

Comparison of the Quarter Ended June 30, 2011 to the Quarter Ended June 30, 2010

The following discussion compares our operating results for the quarter ended June 30, 2011 to the comparable period in 2010.

Revenue.

Total revenue increased $0.7 million, or 2%, to $42.3 million.  The increase was primarily attributable to an increase in rental revenue and tenant reimbursements, offset in part by a decrease in interest income.

Rental revenue and tenant reimbursements, in the aggregate, increased $1.6 million, or 5%, to $35.9 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010 and the property leased to Michelin North America, Inc. in May 2011.

Interest income decreased $0.9 million, or 12%, to $6.2 million, primarily as a result of lower balances on debt investments.

Expenses.

Total expenses increased $3.0 million, or 7%, to $45.5 million, driven primarily by the loss on investments in the 2011 period.

Interest expense decreased $0.9 million, or 4%, to $20.4 million, from $21.3 million.  The decrease in the 2011 period resulted primarily from $0.3 million of lower interest expense on collateralized debt obligations due to lower debt outstanding, $0.2 million of lower interest expense on the convertible debt due to repurchases of the notes, $0.2 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and lower effective borrowing rate in the 2011 period), and $0.2 million of lower interest expense on the secured term loan due to lower borrowings outstanding.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $86 million at 3.42% during the 2011 period (average one-month LIBOR of 0.22%), compared with approximately $110 million at 3.58% during the 2010 period (average one-month LIBOR of 0.28%).

Property expenses increased $0.5 million, or 8%, to $6.4 million, primarily reflecting increased property operating costs such as repairs and utilities, more than half of which was recovered from tenants.  The net amount of property expenses we incurred (net of tenant reimbursements) was $3.3 million in 2011, compared to $3.2 million in the 2010 period.

We had losses on investments of $2.7 million in the 2011 period, compared to no losses on investments during the 2010 period. The amount in the 2011 period reflects losses of $2.4 million on the sale of a CMBS security as discussed in Note 5 of the consolidated financial statements included in this Form 10-Q and losses of $1.0 million on the write-off of a loan investment as discussed in Note 4, partially offset by gains of $0.7 million on the sale of two loans also discussed in Note 4.

General and administrative expense increased $0.2 million, or 8%, to $2.7 million, primarily reflecting higher legal expenses in the 2011 period as a result of the requirement under GAAP to immediately expense rather than capitalize acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation increased 20%, to $0.8 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.  As of June 30, 2011, $4.5 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  As of June 30, 2011, we have not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined:  39,345 restricted shares made in 2008, 209,430 restricted shares made in 2009, 144,675 restricted shares made in 2010 and 130,950 restricted shares made in 2011.

Depreciation and amortization expense on real property increased $0.3 million, or 3%, from $12.1 million to $12.4 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010.

Net loss.

Net loss increased to $(3.2) million, from $(1.1) million, primarily as a result of the losses on investments in the 2011 period offset in part by lower interest expense in the 2011 period.  Net loss allocable to common stockholders was $(4.9) million in the second quarter of 2011, reflecting dividends to preferred stockholders of $1.6 million.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following discussion compares our operating results for the six months ended June 30, 2011 to the comparable period in 2010.

Revenue.

Total revenue increased $1.2 million, or 1%, to $84.5 million.  The increase was primarily attributable to an increase in rental revenue and tenant reimbursements, offset in part by a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, increased $2.6 million, or 4%, to $71.5 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010 and the property leased to Michelin North America, Inc. in May 2011.

Interest income decreased $1.4 million, or 10%, to $12.6 million, primarily as a result of lower balances on debt investments.

Expenses.

Total expenses increased $3.0 million, or 3%, to $89.3 million.  The increase in expenses was primarily attributable to the loss on investments in the 2011 period.

Interest expense decreased $2.2 million, or 5%, to $40.9 million, from $43.0 million.  The decrease in the 2011 period resulted primarily from $0.7 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.5 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and lower effective borrowing rate in the 2011 period), $0.4 million of lower interest expense on the secured term loan, $0.4 million of lower interest expense on the collateralized debt obligations and $0.2 million of lower interest expense on property mortgages.  The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $95 million at 3.42% during the 2011 period (average one-month LIBOR of 0.24%), compared with approximately $118 million at 3.72% during the 2010 period (average one-month LIBOR of 0.25%).

Property expenses increased $1.0 million, or 8%, to $13.3 million, primarily reflecting increased property operating costs such as repairs and utilities, more than half of which was recovered from tenants.  The net amount of property expenses we incurred (net of tenant reimbursements) was $6.8 million in the 2011 period, compared to $6.5 million in the 2010 period.

We had losses on investments of $3.2 million in the 2011 period, compared to no losses on investments during the 2010 period. The amount in the 2011 period reflects losses of $2.9 million on the sale of CMBS securities as discussed in Note 5 of the consolidated financial statements included in this Form 10-Q and losses of $1.0 million on the write-off of a loan investment as discussed in Note 4, partially offset by gains of $0.7 million on the sale of two loans also discussed in Note 4.

General and administrative expense increased $0.1 million, or 1%, to $5.5 million, primarily reflecting higher legal expenses in the 2011 period as a result of the requirement under GAAP to immediately expense rather than capitalize acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation increased $0.3 million, or 21%, to $1.5 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.

Depreciation and amortization expense on real property increased $0.6 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010.

Net loss.

Net loss increased $1.6 million, to $(4.7) million, from $(3.2) million, primarily as a result of the losses on investments in the 2011 period offset in part by lower interest expense in the 2011 period.  Net loss allocable to common stockholders was $(8.0) million in the 2011 period, reflecting dividends to preferred stockholders of $3.3 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and six months ended June 30, 2011 and June 30, 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010
Net loss allocable to common stockholders	$(4,855)	$(2,704)	$(7,990)	$(5,541)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(10)	(7)	(19)	(16)
Depreciation and amortization expense on real property	12,417	12,067	24,747	24,132
Funds from operations	$7,552	$9,356	$16,738	$18,575

Weighted average number of common shares outstanding, basic and diluted	67,450	57,185	62,521	55,129
Weighted average number of OP units outstanding	156	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	67,606	57,341	62,677	55,285

Net loss per common share, basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.10)
Funds from operations per share	$0.11	$0.16	$0.27	$0.34

Liquidity and Capital Resources

Short-Term Liquidity
.
We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital. We may also use revolving loan borrowings under our credit agreement with Wells Fargo Bank to finance, likely on a short-term basis, a portion of our new investment activity.  As of June 30, 2011, we had $67.5 million in available cash and cash equivalents. As of August 4, 2011, we had $65.6 million in available cash and cash equivalents. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a cash dividend of $0.130 per share of common stock during each of the quarters ended June 30, 2011 and March 31, 2011. We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock during each of the quarters ended June 30, 2011 and March 31, 2011. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our board of directors deems relevant.

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

We have two recourse debt obligations that are scheduled to mature over the next few years. Our convertible senior notes can be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October 2012 and our credit agreement with Wells Fargo Bank is scheduled to mature in July 2013. See Note 8 of the consolidated financial statements included in this Form 10-Q. The convertible senior notes are unsecured obligations and the credit agreement with Wells Fargo Bank is a secured borrowing agreement. With respect to the convertible notes, we have through various repurchase transactions reduced the principal amount of notes outstanding to $35.0 million as of June 30, 2011 (from $75 million at original issuance in October 2007). We may continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at or prior to maturity. With respect to the Wells Fargo Bank agreement, we entered into an amendment and restatement of the agreement in July 2010, which, among other things, extended the maturity date until July 2013.

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

Share Repurchase Program

During August 2011, our board of directors approved a share repurchase program authorizing us to repurchase in the aggregate up to $20 million of our outstanding common stock. The program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate us to make any repurchases at any specific time or situation. The timing and extent to which we repurchase our shares will depend upon a variety of factors, including market conditions, our liquidity, and regulatory requirements.

Sources of Capital

General.  We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Shelf Registration Statement.  We have a shelf registration statement on Form S-3 (File No. 333-171408) on file and effective with the Securities and Exchange Commission which we expect to utilize to issue public equity or debt capital from time to time in the future.  Pursuant to the shelf registration statement, we may issue and sell publicly preferred stock, common stock, and debt securities, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $500 million. We utilized our shelf registration statement to issue common equity capital during the quarter ended June 30, 2011.  Specifically, on April 5, 2011, we issued 10,000,000 shares of common stock in a public offering at a price to the public of $5.60 per share.  Then, on May 4, 2011, we issued an additional 150,000 shares of common stock as part of such public offering, as a result of the underwriters partially exercising the over-allotment option.  Inclusive of the over-allotment option, we raised net proceeds of $54.0 million, after the underwriting discount and estimated offering expenses. Through June 30, 2011, we have used a total of $18.4 million of the proceeds from the offering, with $12.5 million used to fund purchases of or improvements to owned properties and $5.9 million used to reduce outstanding indebtedness.

 As of June 30, 2011, we had remaining availability of $443 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time.  The availability under our shelf registration statement includes an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

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

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our board of directors initially authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time.  Through June 30, 2011, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through June 30, 2011, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

We did not sell any shares of common stock or Series A preferred stock pursuant to the sales agreements with Brinson Patrick and Merrill Lynch during the quarter ended June 30, 2011.

We are not currently selling shares through the “at the market offering” program, although we reserve the right to elect to do so in our sole discretion at any time in the future.

Dividend Reinvestment and Stock Purchase Plan.  In March 2007, we implemented a dividend reinvestment and direct stock purchase plan, which may be utilized by us from time to time to sell shares of our common stock and increase liquidity. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us (which may be sold at a discount of up to 5% off of the average of the high and low sales prices on the applicable investment date) or (ii) purchased by the plan administrator in the open market, at our discretion. During the six months ended June 30, 2011, we issued 27,697 shares of common stock through the plan at a price of $5.72 per share.  During the year ended December 31, 2010, we issued 103 shares of common stock through the plan at a price of $5.85 per share. As of June 30, 2011, we have reserved an aggregate of 6,830,043 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of June 30, 2011 and December 31, 2010 (dollars in thousands).

	Jun 30, 2011	Dec 31, 2010
Debt
Mortgages on real estate investments	$954,170	$928,429
Collateralized debt obligations	232,511	254,210
Principal held by CDO trustee pending distribution	(27,372)	(1,607)
Credit agreement	80,388	105,345
Secured term loan	94,428	101,880
Convertible senior notes	34,217	33,926
Other long-term debt	30,930	30,930
Total Debt	$1,399,272	$1,453,113

Assets
Total assets	$1,874,998	$1,870,271
Accumulated depreciation and amortization on owned properties	265,370	239,990
Intangible liabilities on real estate investments	(36,312)	(37,405)
Principal held by CDO trustee pending distribution	(27,372)	(1,607)
Prepaid expenses and deposits	(1,380)	(2,197)
Accrued rental income	(34,540)	(39,506)
Deferred rental income	1,343	–
Debt issuance costs, net	(5,266)	(5,999)
Other	(879)	(1,046)
Total Assets, as adjusted	$2,035,962	$2,022,501

Leverage (Total Debt/Total Assets, as adjusted)	69%	72%

The following table sets forth the computation of our leverage ratios by segment as of June 30, 2011 (dollars in thousands).

(in thousands)	Mortgage Debt	CDO Debt	Secured Term Loan Debt	Credit Agreement Debt	Principal held by CDO trustee pending distribution	Total Debt	Investment (1)	Leverage
Owned Properties	$954,170	$32,838	$27,541	$71,659	$-	$1,086,208	$1,685,099	64%
Debt Investments	–	199,674	66,887	8,729	$(27,372)	$247,918	290,309	85%

(1)
Represents our carry value for financial reporting purposes before depreciation and amortization on owned properties. The carry value of our debt investments has been adjusted to exclude a $500 general loss reserve.

We expect our leverage level to continue to decrease over time, as a result of one or more of the following factors: sale of our CDO, scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed. Through June 30, 2011, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse first mortgage financings (on most of our owned real properties) and two non-recourse term financings, including a secured term loan (completed in December 2007) and one CDO (completed in March 2005). As of June 30, 2011, we have financed on a long-term basis an aggregate of approximately $1.77 billion of portfolio assets with third party first mortgage debt of $954.2 million and term financings of $326.9 million.

Long-Term Mortgage Financings

We have financed most of our owned properties through traditional first mortgage financings provided through the commercial mortgage-backed securitization market. We also have utilized the term financings described below to add incremental leverage on many of our owned properties.

During the quarter ended June 30, 2011, we obtained mortgage financing on the property we acquired in December 2010 and lease to Cooper Tire & Rubber Company, and assumed in-place mortgage financing in connection with our purchase of the property leased to a subsidiary of AMEC plc acquired in June 2011.  The principal economic terms of the two notes are summarized in the following table:

Property	Original or Assumed Face Amount of Mortgage Note (in thousands)	Coupon	Maturity Date	Balloon at Maturity (in thousands)
Cooper Tire & Rubber Company, Franklin, IN	$17,875	5.535%	May 2021	$13,674
AMEC plc, Houston, TX	$16,269	5.845%	April 2016	$15,239

As of June 30, 2011, we had $954.2 million of non-recourse first mortgage debt at a weighted average coupon of 5.61% and a weighted average effective financing rate of 5.6%.

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

Secured Term Loan.  In December 2007, we completed a secured term loan with a European bank. We transferred a pool of assets into a wholly-owned special purpose entity, called CapLease 2007-STL LLC, and issued debt to the lender secured by the assets in the pool. We retained all of the equity in the special purpose entity, or SPE, and, therefore, are entitled to all residual cash after the payment of scheduled principal and interest on the debt. The lender’s debt is structured to be senior to our equity. For example, all principal payments on the assets transferred to the SPE will be paid to the lender until the secured term loan in repaid in full. We are in a first loss position in the event of a payment default or loss on any of the SPE assets.

As of June 30, 2011, we had $94.4 million of debt outstanding under the secured term loan, secured by assets with a carry value of $121.0 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

CDO Financing.  We also completed an entirely fixed rate CDO financing in March 2005. We have transferred a pool of assets into a wholly-owned securitization vehicle, called CapLease CDO 2005-1 Ltd., and issued five classes of notes with sequential priority secured by the assets in the pool. We retained the three most junior note classes which both at initial issuance and as of June 30, 2011, aggregated $16.5 million of face amount and all of the equity in the CDO entity.  Cash flows on all classes of notes and the CDO equity are funded entirely by the assets in the pool, with no recourse to any of our other assets.  Because of the sequential priority aspect of the CDO capital structure, all principal payments on the CDO assets will be paid to the senior note holders until the principal on the notes is repaid in full. As owner of the subordinate notes and the CDO equity, our scheduled or residual cash flows are in a first loss position in the event of a payment default or loss on any of the CDO assets.

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

As of June 30, 2011, we had $232.5 million of debt outstanding under the CDO, secured by assets with a carry value of $221.8 million and $27.4 million of cash which will be used by the trustee of the CDO to repay principal on the CDO on the next scheduled payment date in July 2011.  Our weighted average effective financing rate (inclusive of original issue discount and debt issuance and hedge costs) on our CDO is approximately 5.7%. Our CDO debt is non-recourse to us but is secured by the collateral assets.

During August 2011, we entered into an agreement to sell our CDO. See Note 19 in our consolidated financial statements included in this Form 10-Q.

Credit Agreement.  We have entered into a credit agreement with Wells Fargo Bank, N.A. (as successor to Wachovia Bank, N.A.) and financed certain of our portfolio assets pursuant to the credit agreement. We also may utilize the undrawn amount of the lender’s revolving credit commitment to finance assets approved by the lender in its sole discretion at an advance rate of 60% of the asset’s value (as determined by the lender). For example, we drew $15.6 million under the credit agreement during December 2010 to initially fund a portion of the purchase price for the Cooper Tire and Rubber Company asset.  Those borrowings were repaid during the quarter ended June 30, 2011 when we secured long-term mortgage financing for the asset.  See “Long-Term Mortgage Financings” above.

The credit agreement with Wells Fargo includes the following terms:

•	Size: maximum revolving credit commitment of $140 million;

•	Maturity: maturity date of July 16, 2013; and

•	Interest Rate: floating rate LIBOR-based facility with interest rate on our borrowings set at one-month LIBOR plus 275 basis points.

As of June 30, 2011, our outstanding borrowings under the agreement were $80.4 million and our effective financing rate was 3.6%.

The agreement is a floating rate LIBOR based facility. Our borrowings under the agreement are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island. Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require us to prepay a portion of our borrowings, provided that Wells Fargo may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations. As of June 30, 2011, we had $2.3 million borrowed against collateral classified as CMBS securities by Wells Fargo.

We are required to comply with the following financial covenants under the credit agreement:

•	minimum liquidity (basically cash and cash equivalents) of at least $12 million;

•
minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360 million plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010;

•	maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80%; and

•	minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, and depreciation and amortization, divided by interest expense) of 105%.

As of June 30, 2011, we were in compliance with the above financial covenants, and we do not currently anticipate any difficulty in maintaining compliance with these covenants in future periods.

As of June 30, 2011, our $80.4 million of borrowings under our Wells Fargo credit agreement were secured by loan investments with an aggregate carry value of $11.1 million, intercompany mortgage loans and investments in our CDO with an aggregate carry value of $102.4 million, CMBS investments with a carry value of $2.7 million and a single owned property with a carry value of $26.2 million.

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

Statement of Cash Flows

Operating activities provided $24.1 million of cash during the six months ended June 30, 2011, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $32.7 million, partially offset by increases in other assets of $7.2 million.  Operating activities provided $22.3 million of cash during the six months ended June 30, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $29.2 million, partially offset by increases in other assets of $5.1 million.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP.  As of June 30, 2011, this has resulted in the Company accruing $33.2 million, net, of rental income in excess of actual rents due under the various leases.  During the six months ended June 30, 2011, actual rents due under the leases exceeded rents on a straight-line basis by $6.3 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $37.2 million of cash during the six months ended June 30, 2011, which primarily resulted from net proceeds from the sale of and principal received from securities of $34.2 million and net proceeds from sale of and principal received from loan investments of $22.7 million, partially offset by real estate purchases and improvements and construction in progress of $19.5 million.  Investing activities provided $10.6 million of cash during the six months ended June 30, 2010, which primarily resulted from net proceeds from the sale of owned properties of $3.4 million and net principal received on loans of $5.5 million and securities of $2.2 million.

Cash used in financing activities during the six months ended June 30, 2011 was $26.6 million, which primarily resulted from net repayments and repurchases of debt of $69.7 million, including $25.5 million of cash being held by the trustee of the CDO pending distribution, and dividends and distribution paid of $10.8 million, partially offset by common stock issued of $54.3 million.  Cash provided by financing activities during the six months ended June 30, 2010 was $4.8 million, which primarily resulted from proceeds from preferred stock issuances of $40.1 million and proceeds from common stock issuances of $23.5 million, partially offset by net repayments of principal on debt of $34.1 million ($16.5 million on the Wells Fargo credit facility, $6.5 million on the secured term loan with KBC Bank, $6.5 million, net, on property mortgages, and $4.6 million on the CDO), $15.9 million used to repurchase our convertible senior notes, and dividends and distributions paid of $8.9 million.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) and in our press releases and webcasts.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning.  The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf.  Such factors include, but are not limited to:

•	our ability to renew leases as they expire or lease-up vacant space on favorable terms or at all;

•	our ability to close new investment transactions that we have in our pipeline and the sale of our March 2005 CDO transaction;

•	our ability to make additional investments in a timely manner or on acceptable terms;

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo credit agreement is currently our only floating rate borrowing facility. Low market interest rates kept our borrowing cost on the Wells Fargo credit agreement low during 2010 and through the second quarter of 2011 although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2011, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of June 30, 2011:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$187,440	$190,596	6.7%	Various	$202,139
Commercial mortgage-backed securities (2)	102,369	149,811	8.7%	2016-2028	102,369

Liabilities
Mortgage notes payable (4)	$954,170	$951,026	5.6%	2011-2022	$1,006,491
Collateralized debt obligations (4)	232,511	232,643	5.7%	2015	210,285
Credit agreement (3)	80,388	80,388	3.6%	2013	80,388
Secured term loan (4)	94,428	94,428	6.0%	2018	87,622
Convertible senior notes (5)	34,217	35,009	10.2%	2012	35,003
Other long-term debt (6)	30,930	30,930	8.3%	2016	29,274

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

Scheduled maturities of interest rate sensitive instruments as of June 30, 2011 are as follows:

	Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter
	(in thousands, notional amounts where appropriate,
	otherwise carrying amounts)
Loans held for investment	$6,133	$12,657	$9,735	$7,196	$7,302	$147,575
Commercial mortgage-backed securities	681	3,556	5,106	6,086	6,926	127,455
Mortgages on real estate investments	27,091	131,766	69,771	68,049	266,654	387,695
Collateralized debt obligations	30,277	11,007	11,754	18,713	160,891	–
Credit agreement	1,870	6,966	71,552	–	–	–
Secured term loan	6,286	15,380	13,602	12,349	13,405	33,406
Convertible senior notes	–	35,009	–	–	–	–
Other long-term debt	–	–	–	–	–	30,930

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2011, certain subsidiaries of CapLease, Inc. (hereinafter, the “Company”) entered into a definitive agreement to sell the three junior note classes (Classes C through E) and the equity in the CapLease March 2005 collateralized debt obligation transaction, and to assign the collateral management rights with respect to the transaction, to an affiliate of NorthStar Realty Finance Corp., for a purchase price of $23.2 million, plus accrued interest through the later of: (i) August 31, 2011 and (ii) the date on which the purchaser has satisfied various conditions to the Company’s obligations to close the sale under the agreement.  Closing of the sale is subject to a variety of closing conditions, including confirmation by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. that the sale will not cause the ratings of the CDO to be reduced, withdrawn or qualified as a result of the sale.

The transaction is expected to close in the third quarter of 2011 although because closing is subject to various closing conditions, including those outside the Company’s control, the Company cannot provide any assurance as to the timing or certainty of the closing of this transaction.

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

CAPLEASE, INC.
Registrant

Date: August 5, 2011	/s/ Paul H. McDowell
Paul H. McDowell
Chairman and Chief Executive Officer

Date: August 5, 2011	/s/ Shawn P. Seale
Shawn P. Seale
Senior Vice President, Chief Financial Officer
and Treasurer