Form 10-Q
period 2011-09-30
CapLease, Inc.
filed 2011-11-08
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 66,309,317 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2011 (unaudited) and December 31, 2010

(Amounts in thousands, except share and per share amounts)	As Of September 30, 2011	As Of December 31, 2010
Assets
Real estate investments, net	$1,381,683	$1,398,399
Loans held for investment, net	34,612	210,040
Commercial mortgage-backed securities	60,969	145,965
Cash and cash equivalents	92,333	32,742
Other assets	77,249	83,125
Total Assets	$1,646,846	$1,870,271
Liabilities and Equity
Mortgages on real estate investments	$978,783	$928,429
Collateralized debt obligations	–	254,210
Credit agreement	71,487	105,345
Secured term loan	91,350	101,880
Convertible senior notes	34,366	33,926
Other long-term debt	30,930	30,930
Total Debt Obligations	1,206,916	1,454,720
Intangible liabilities on real estate investments	35,765	37,405
Accounts payable and other liabilities	22,184	21,134
Dividends and distributions payable	5,958	5,373
Total Liabilities	1,270,823	1,518,632
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,204,900 shares issued and outstanding	73,880	73,880
Common stock, $0.01 par value, 500,000,000 shares authorized, 66,472,338 and 57,471,268 shares issued and outstanding, respectively	666	576
Additional paid in capital	311,323	296,232
Accumulated other comprehensive loss	(10,927)	(20,216)
Total Stockholders' Equity	374,942	350,472
Non-controlling interest in consolidated subsidiaries	1,081	1,167
Total Equity	376,023	351,639
Total Liabilities and Equity	$1,646,846	$1,870,271

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Rental revenue	$33,288	$31,204	$98,080	$94,133
Interest income from loans and securities	4,774	6,888	17,385	20,902
Tenant reimbursements	3,574	2,982	10,072	8,775
Other revenue	156	218	601	645
Total revenues	41,792	41,292	126,138	124,455
Expenses:
Interest expense	19,511	20,990	60,340	63,974
Property expenses	6,990	6,189	20,295	18,486
General and administrative expenses	2,559	2,462	8,064	7,899
General and administrative expenses-stock based compensation	796	662	2,264	1,879
Depreciation and amortization expense on real property	12,600	12,101	37,307	36,194
Other expenses	38	67	167	201
Total expenses	42,494	42,471	128,437	128,633
Other gains (losses):
Gain on investments, net	5,287	–	2,074	–
Provision for loss on property investment	(14,119)	–	(14,119)	–
Loss on extinguishment of debt	(3,698)	(14)	(3,698)	(293)
Total other gains (losses)	(12,530)	(14)	(15,743)	(293)
Loss from continuing operations	(13,232)	(1,193)	(18,042)	(4,471)
Income from discontinued operations	26	32	82	121
Net loss before non-controlling interest in consolidated subsidiaries	(13,206)	(1,161)	(17,960)	(4,350)
Non-controlling interest in consolidated subsidiaries	36	8	55	23
Net loss	(13,170)	(1,153)	(17,905)	(4,327)
Dividends allocable to preferred shares	(1,627)	(1,625)	(4,882)	(3,992)
Net loss allocable to common stockholders	$(14,797)	$(2,778)	$(22,787)	$(8,319)

Earnings per share:
Net loss per common share, basic and diluted	$(0.22)	$(0.05)	$(0.35)	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	67,615	57,185	64,238	55,822
Dividends declared per common share	$0.07	$0.06	$0.20	$0.18
Dividends declared per preferred share	$0.51	$0.51	$1.52	$1.52

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2010	$73,880	$576	$296,232	$(20,216)	$1,167	$351,639
Incentive stock plan compensation expense	–	–	2,264	–	–	2,264
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net loss	–	–	(17,905)	–	–	(17,905)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(55)	(55)
Issuance of common stock	–	102	54,167	–	–	54,269
Repurchase of common stock	–	(16)	(6,039)	–	–	(6,055)
Dividends declared-preferred	–	–	(4,882)	–	–	(4,882)
Dividends declared-common	–	–	(12,510)	–	–	(12,510)
Distributions declared-operating partnership units	–	–	–	–	(31)	(31)
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	150	–	150
Increase in fair value of securities available for sale	–	–	–	5,595	–	5,595
Reclassification of derivative items into earnings	–	–	–	3,544	–	3,544
Balance at September 30, 2011	$73,880	$666	$311,323	$(10,927)	$1,081	$376,023

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(17,905)	$(4,327)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	37,240	36,317
Stock based compensation	2,264	1,879
Amortization of above and below market leases	1,258	1,247
Gain on investments, net	(2,074)	–
Provision for loss on property investment	14,119	–
Loss on extinguishment of debt	3,698	293
Loss attributable to non-controlling interest in consolidated subsidiaries	(55)	(23)
Straight-lining of rents	3,271	1,371
Amortization of discounts/premiums, and origination fees/costs, net	(419)	(417)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	1,789	2,188
Changes in operating assets and liabilities:
Other assets	(4,434)	(1,540)
Accounts payable and other liabilities	614	483
Deposits and escrows	45	1
Net cash provided by operating activities	39,411	37,472
Investing activities
Proceeds from sale or prepayments of loans	86,946	–
Principal received from borrowers	8,525	8,274
Proceeds from sale of securities	31,285	–
Repayments of commercial mortgage-backed securities	3,409	2,664
Proceeds from sale of real estate investments	5,171	3,410
Purchases of real estate investments	(9,576)	(951)
Real estate improvements, additions and construction in progress	(14,386)	(2,636)
Proceeds from sale of CDO, net of liabilities assumed	22,273	–
Leasing commission costs	(118)	(1,070)
Deposits on potential equity investments	(600)	(50)
Return of deposits on potential equity investments	550	50
Purchases of furniture, fixtures, equipment and leasehold improvements	(11)	(29)
Net cash provided by investing activities	133,468	9,662
Financing activities
Borrowings from mortgages on real estate investments	19,318	1,296
Repayments of mortgages on real estate investments	(15,653)	(11,151)
Funds held by trustee of CDO pending distribution	3,757	(218)
Repayments of collateralized debt obligations	(105,266)	(6,835)
Collateralized debt obligations repurchased	(1,605)	–
Repayments on credit agreement	(33,858)	(33,170)
Repayments on secured term loan	(10,530)	(9,288)
Convertible senior notes repurchased	–	(17,335)
Debt issuance costs	(829)	(804)
Common stock issued, net of offering costs	54,269	23,459
Common stock repurchased	(6,055)	–
Preferred stock issued, net of offering costs	–	40,118
Distributions to non-controlling interest	(30)	(28)
Dividends paid on common and preferred stock	(16,806)	(13,926)
Net cash used in financing activities	(113,288)	(27,882)
Net increase in cash and cash equivalents	59,591	19,252
Cash and cash equivalents at beginning of period	32,742	38,546
Cash and cash equivalents at end of period	$92,333	$57,798

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2011	2010

Supplemental disclosure of cash flow information
Cash paid for interest expense	$58,580	$60,253
Cash paid for income taxes	–	200
Distributions declared but not paid	10	10
Dividends declared but not paid	5,948	5,056

Supplemental disclosure of noncash operating, investing and financing information
Mortgage notes payable assumed on properties acquired	$16,706	$–
Collateralized debt obligations transferred on sale (notional)	152,950	–
Collateralized debt obligations reclassified to mortgages on real estate investments (notional)	30,718	–
Collateralized debt obligations reclassified to commercial mortgage-backed securities (fair value)	4,903	–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

1.	Organization and Business

CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”) is a real estate investment trust, or REIT, that primarily owns and manages single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. The Company focuses on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.  The Company also has made and expects to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when it determines it can sufficiently underwrite that exposure and isolate a predictable cash flow.

In addition to its portfolio of owned properties, the Company has a modest portfolio of first mortgage loans and other debt investments on single tenant properties.  That debt portfolio was reduced significantly during the third quarter of 2011 as a result of the Company’s sale of the assets and associated liabilities comprising its collateralized debt obligation.  See Notes 4, 5 and 9.  While the focus of the Company’s investment activity is expected to remain the ownership of real properties, the Company may continue to make debt investments from time to time on an opportunistic basis in the future.

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

September 30, 2011 (unaudited)

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

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs. The Company recognized impairment losses of $14,119 on one long-lived asset located in Hartford, Connecticut during the three and nine months ended September 30, 2011.  See Note 3.  The Company did not recognize any impairment losses on long-lived assets during the three and nine months ended September 30, 2010.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or estimated fair value.  As of September 30, 2011, the Company has not classified any of its loans as held for sale.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component and an asset-specific component.  The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of September 30, 2011, the Company has a general loan loss reserve of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of September 30, 2011, the Company did not have any asset-specific loan loss reserves.

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

As of December 31, 2010, the Company classified its securities investments that are financed in its March 2005 collateralized debt obligation, or CDO, or in the December 2007 secured term loan transaction discussed at Note 9, as “held to maturity,” and all of the Company’s other securities investments, including those financed within the credit agreement discussed at Note 9, were classified as “available for sale.”

During the second quarter 2011, the Company reclassified all of its securities investments that are financed in its March 2005 CDO or in the December 2007 secured term loan transaction discussed at Note 9, to “available for sale.”  As a result, all of the Company’s securities investments are now classified as “available for sale.”  The Company’s decision to reclassify such securities was based on its judgment that as a result of a variety of factors it is possible that the Company would execute on a sale of such securities prior to maturity.

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

Securities investments in the Company’s CDO transaction reduced the amount of debt the Company had outstanding in such transaction until the CDO was sold during September 2011.  Upon the CDO sale, the securities were classified as “available for sale” and initially recorded at fair value on the date of the sale.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had $48 of other-than-temporary impairment losses on securities charged to the Statement of Operations during the three and nine months ended September 30, 2011.  See Note 5.  The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the three and nine months ended September 30, 2010.

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

The Company also defers the recognition of expenses associated with the issuance of its debt obligations.  These items include placement fees, legal fees, broker fees and certain other expenses.  Deferred issuance costs are recognized as an adjustment to the effective financing rate over the term of the related debt obligation.  Upon the retirement of the related debt obligation, any unamortized deferred issuance costs are charged off as a component of gain or loss on extinguishment of debt.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

If the Company employs risk management transactions, they will be treated as cash flow hedges under applicable accounting guidance as long as they have been designated and qualify as such, which basically means so long as the Company has satisfied a variety of technical accounting requirements, such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests.  If the cash flow hedge criteria are met, the transactions are marked to fair value at each reporting date and recorded as an asset or liability, depending on the Company’s rights or obligations under the applicable contract.  The effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet and are not reported as a component of current income or loss on the Company’s Consolidated Statement of Operations.  The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such debt.  Upon the retirement of the related debt obligation, any unamortized portion of realized gains or losses on derivates included in “Other Comprehensive Income (Loss)” are charged off as a component of gain or loss on extinguishment of debt.

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

Interest income from loans, securities, and structuring fees receivable is recognized on the accrual basis of accounting.  Interest income from securities (including interest-only strips) is recognized over the life of the investment using the effective interest method.  The cost basis of interest-only strips is adjusted to reflect any prepayments from underlying assets, using the initial yield-to-maturity at the purchase date.  The Company has adopted the cost-recovery method, in which all receipts are applied to reduce the Company’s cost basis, on a limited number of its securities investments.

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

September 30, 2011 (unaudited)

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 3,093,759 for each of the three and nine months ended September 30, 2011, and 3,154,408 and 3,835,804, respectively, for the three and nine months ended September 30, 2010.

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2011 and September 30, 2010 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net loss allocable to common stockholders	$(14,797)	$(2,778)	$(22,787)	$(8,319)
Weighted average number of common shares outstanding, basic and diluted	67,615	57,185	64,238	55,822
Loss per share, basic and diluted	$(0.22)	$(0.05)	$(0.35)	$(0.15)
Non-vested shares included in weighted average number of shares outstanding above	1,617	1,739	1,617	1,739

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

September 30, 2011 (unaudited)

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

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at September 30, 2011 and December 31, 2010:

	Sep 30, 2011	Dec 31, 2010
	Unaudited
Real estate investments:
Land	$193,184	$190,521
Building and improvements	1,291,120	1,268,320
Construction in progress, land	845	951
Construction in progress, building and improvements	3,040	5,557
Intangible assets	183,382	183,543
Less: Accumulated depreciation and amortization	(289,888)	(250,493)
Real estate investments, net	$1,381,683	$1,398,399
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(12,143)	(10,503)
Intangible liabilities on real estate investments, net	$35,765	$37,405

Except for the development project described below, the Company did not make any real estate acquisitions during the quarter ended September 30, 2011.  During the quarter ended September 30, 2010, the Company did not make any real estate acquisitions except that it commenced funding the development of a warehouse/distribution building for Michelin North America, Inc., which project was subsequently completed and the tenant commenced paying rent during the second quarter of 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

During September 2011, the Company entered into a purchase and sale agreement to acquire a retail property for a purchase price of approximately $30,000.  The property is leased for a remaining lease term of approximately 19 years to a subsidiary of Lowe’s Companies Inc. who has guaranteed all of the tenant’s obligations under the lease.  The closing of the purchase of the property is scheduled for November 2011 and is subject to satisfactory completion of the Company’s due diligence and various customary closing conditions.

The Company sold two small owned property investments during the quarter ended September 30, 2011.  See Note 6.

Development Activities

During July 2011, the Company entered into a joint venture that is developing a 17 story office building primarily on a build-to-suit basis for Cimarex Energy Co. with a project budget of $51,837.  The Company owns a 99% ownership interest in and is obligated to fund approximately one-half of the costs of the project, with the other half of the project costs to be funded by Bank of Oklahoma pursuant to a loan agreement it has entered into with the Company’s 99% owned joint venture entity.  The Company consolidates the joint venture for financial accounting purposes.

Construction activity and funding of the project commenced during the third quarter of 2011.

The table below details the Company’s construction in progress associated with the Cimarex joint venture as of September 30, 2011. The information included in the table below represents management’s estimates and expectations at September 30, 2011 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)(1)	Construction in Progress at 9/30/11	Estimated Remaining Funding(2)	Estimated Total Investment(3)	Estimated Completion Date
Tulsa, Oklahoma	Cimarex Energy Co.	Office Building	324,000	12	$3,409	$51,591	$55,000	Q1 2013

(1)
The lease is in force and rent will commence as building floors are completed and delivered to the tenant and the 12 year lease term will commence upon completion and delivery of all building floors to the tenant.

(2)
The Company has entered into a construction/term loan with Bank of Oklahoma to fund a portion of the total investment.  Upon completion of construction, up to $31,000 is expected to have been funded from borrowings under the loan agreement with Bank of Oklahoma.  See Note 9.

(3)	Interest and fees the Company will earn during the construction period are expected to reduce the total investment to $53,000.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue may be recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of September 30, 2011 and December 31, 2010, were as follows:

	Sep 30, 2011	Dec 31, 2010
	Unaudited
Accrued Rental Income	$36,617	$39,506
Deferred Rental Income	389	-

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8. Deferred rental income is included in “Accounts payable and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and nine months ended September 30, 2011 and September 30, 2010, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Depreciation on real estate (included in depreciation and amortization expense)	$8,426	$8,024	$24,809	$24,054
Amortization of in-place leases (included in depreciation and amortization expense)	4,055	3,992	12,173	11,977
Amortization of above-market leases (included as a reduction of rental revenue)	966	962	2,898	2,887
Amortization of below-market leases (included as an increase to rental revenue)	547	547	1,640	1,640

As of September 30, 2011, the Company’s weighted average amortization period on intangible assets was 7.4 years, and the weighted average amortization period on intangible liabilities was 25.7 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of September 30, 2011 was as follows:

	Intangible Assets	Intangible Liabilities
2011	$4,310	$547
2012	14,959	2,186
2013	9,286	2,051
2014	8,929	1,954
2015	8,270	1,678
Thereafter	24,674	27,350
Total	$70,428	$35,765

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

Owned Property Investment and Financing Strategy

Nearly all of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing. In order to further reduce leverage, the Company may increase the number of properties it owns without financing in place in the future.  When it decides to finance a property, the Company’s strategy is to own and finance on a long-term basis such property through a separate and distinct special purpose entity, or SPE, with the property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 9.

Hartford, Connecticut Property

As of September 30, 2011, the Company performed an impairment analysis of its investment in the property in Hartford, Connecticut.  The lease of that property to Travelers Corporation and non-recourse mortgage debt on the property are both scheduled to mature in October 2011.  The Company does not expect to restructure or refinance the foregoing non-recourse mortgage debt obligation, but rather expects the lender to foreclose on the property in full satisfaction of the mortgage debt.  As a result, the Company determined to record an impairment loss of $14,119 to reduce the Company’s carry value of the property to its estimated fair value.  Upon completion of the foreclosure, the Company expects to charge-off its remaining carry value of the property and record a gain on debt extinguishment of $18,861.

4.	Loans Held for Investment

Loans held for investment at September 30, 2011 and December 31, 2010, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of September 30, 2011, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  As of September 30, 2011, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Sep 30, 2011	Dec 31, 2010
	Unaudited
Principal	$39,129	$214,049
(Discount) Premium	(3,944)	(2,664)
Cost basis	35,185	211,385
Allowance for loan losses	(500)	(944)
Carrying amount of loans	34,685	210,441
Deferred origination fees, net	(73)	(401)
Total	$34,612	$210,040

During 2011, the Company has significantly reduced the size and number of its loans held for investment, primarily through the sale of its CDO during September 2011.  By virtue of that sale, the Company disposed of 44 loans held for investment with an aggregate carry value as of June 30, 2011 of $151,317.

During May 2011, the Company sold two long-term mortgage loans each backed by a single retail store leased to Home Depot USA, Inc., one store located in Chelsea, Massachusetts and the other located in Tullytown, Pennsylvania.  The loans had an aggregate carry value of $16,002, and generated sales proceeds of $16,935.  The Company’s net gain on sale of the loans after estimated expenses of $271 was $662, and is included as a component of “Gain on investments, net” on the Company’s Consolidated Statement of Operations.  Proceeds from the sale of the loans were utilized to reduce principal outstanding in the Company’s CDO during July 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

As of each of September 30, 2011, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%, compared to 5.00% to 9.32% as of December 31, 2010.  At September 30, 2011 and December 31, 2010, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 7.3% and 6.7%, respectively.

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

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1) (2)	9/30/11	12/31/10
Investment grade rating of A- or A3 and above	$16,774	$39,780
Investment grade rating of below A- or A3	9,347	113,001
Implied investment grade rating	-	38,285
Non-investment grade rating	9,064	18,887
Unrated	-	988
General loan loss reserve	(500)	(500)
	$34,685	$210,441

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from Standard & Poor's or equivalent rating if rated only by Moody's Investors Service.

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

As of September 30, 2011, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During June 2011, the Company charged off its remaining $988 net investment in the franchise lending venture.  The charge-off is included as a component of “Gain on investments, net” in the Company’s Consolidated Statement of Operations.  The Company determined to revise its estimate of loss due to a variety of factors, including the passage of two years since the borrower was current on its debt service payments with only de minimis payments to the Company during that time and uncertainty regarding the value of the Company’s collateral and the timing of resolution of the Company’s claim, particularly in light of the borrower’s Chapter 11 bankruptcy filing during 2011 and the existence of various issues for resolution before the bankruptcy court.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

5.	Commercial Mortgage-Backed Securities

As of September 30, 2011, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at September 30, 2011 follows:

		Face Amount (1)		Cost Basis		Fair Value
		Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Description	Classification	Unaudited		Unaudited		Unaudited
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant) (rated B)	Available for Sale	$24,527	$34,722	$24,818	$35,172	$21,567	$27,947
Certificated Mortgage Loan (with CVS Corporation as tenant) (rated BBB+)	Available for Sale	17,023	17,480	17,023	17,480	17,176	17,507
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant) (rated BBB)	Available for Sale	7,489	8,032	7,578	8,142	8,133	8,875
BACM 2006-4, Class H (rated CCC)	Available for Sale	4,000	8,000	–	400	945	400
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	Available for Sale	642	602	538	493	539	493
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	Available for Sale	980	920	804	735	804	735
CALFS 1997-CTL1, Class D (rated B-)	Available for Sale	3,000	6,000	3,001	5,951	1,107	4,501
CapLease CDO 2005-1, Class A (rated BBB+) (2)	Available for Sale	3,855	–	3,503	–	3,503	–
CapLease CDO 2005-1, Class B (rated BBB-) (2)	Available for Sale	2,000	–	1,400	–	1,400	–
CMLBC 2001-CMLB-1, Class H (rated B-)	Available for Sale	11,907	11,907	7,099	6,978	2,586	1,109
CMLBC 2001-CMLB-1, Class J (rated D)	Available for Sale	6,383	6,383	854	1,149	658	320
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	Available for Sale	4,031	4,392	4,031	4,392	2,552	3,917
Certificated Mortgage Loan (with Yahoo! Inc. as tenant) (rated BBB-)	N/A	–	21,739	–	21,497	–	20,868
Banc of America 2007-1, Class C (rated B)	N/A	–	500	–	173	–	225
BSCMS 1999 CLF1, Class E (rated D)	N/A	–	3,326	–	–	–	–
BSCMS 1999 CLF1, Class F (not rated)	N/A	–	251	–	–	–	–
CMLBC 2001-CMLB-1, Class E (rated BBB+)	N/A	–	9,526	–	10,033	–	5,456
CMLBC 2001-CMLB-1, Class G (rated BB-)	N/A	–	9,526	–	8,953	–	2,789
JP Morgan 2006-LDP9, Class AJ (rated B+)	N/A	–	200	–	99	–	166
NLFC 1999-LTL-1, Class E (rated BB)	N/A	–	11,081	–	5,926	–	3,880
Wachovia 2007-C30, Class AJ (rated B)	N/A	–	200	–	95	–	109
Wachovia 2007-C31, Class AJ (rated B+)	N/A	–	200	–	96	–	110
Wachovia 2007-C33, Class AJ (rated B+)	N/A	–	200	–	96	–	134
WBCMT 2004-C15, Class 180ML-D (rated CCC+)	N/A	–	15,000	–	15,013	–	13,800
WBCMT 2004-C15, Class 180ML-E (rated CCC)	N/A	–	8,000	–	8,008	–	7,223
WBCMT 2006-C27, Class C (rated BB)	N/A	–	11,000	–	11,148	–	6,600
Total		$85,837	$189,187	$70,650	$162,029	$60,969	$127,164

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

(2)
Represents investments in the note classes of the CDO that the Company did not sell as part of the sale transaction completed during the third quarter of 2011.  Prior to such sale, for financial accounting purposes the note classes were reported as a reduction in the amount of debt the Company had outstanding in the CDO.

All credit ratings in the above table are as of September 30, 2011.

During 2011, the Company has significantly reduced the size and number of its securities available for sale, including through the sale of its CDO during September 2011.  By virtue of that sale, the Company disposed of all or a portion of 12 securities available for sale with an aggregate carry value of $46,203 and cost basis of $59,087 as of June 30, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

During May 2011, the Company sold one of its commercial mortgage-backed securities investments (WBCMT 2006-C27, Class C).  The sale was executed because of evidence of significant deterioration in the underlying collateral within the securitization pool.  The total of $11,000 face amount of securities were sold at a dollar price of $79.50 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended June 30, 2011 of $2,397.  The loss is included as a component of “Gain on investments, net” in the Company’s Consolidated Statement of Operations.  The aggregate carrying amount of the securities was $11,142 as of March 31, 2011.  The proceeds from the sale of the securities were utilized to reduce principal outstanding in the Company’s CDO in July 2011.

During February 2011, the Company sold two of its commercial mortgage-backed securities investments. Both of the securities are secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The sale was executed primarily because the securities were beyond their original scheduled maturity date of November 2009 and the sale enabled the Company to realize a return of substantially all of the outstanding principal.  The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended March 31, 2011 of $490.  The loss is included as a component of “Gain on investments, net” in the Company’s Consolidated Statement of Operations.  The aggregate carrying amount of these securities was $22,236 as of December 31, 2010.  The proceeds from the sale of the Class D bond (face amount of $15,000) were utilized to reduce principal outstanding in the Company’s CDO, and the proceeds from the sale of the Class E bond (face amount of $8,000) were utilized for general corporate purposes.

The Company evaluated each of its securities for other-than-temporary impairment at September 30, 2011.  The Company determined to recognize an other-than-temporary impairment of $48 on the BACM 2006-4, Class H bond, which reduced the Company’s cost basis on the security to zero.  The loss is included as a component of “Gain on investments, net” in the Company’s Consolidated Statement of Operations.  At December 31, 2010, the Company recognized an other-than-temporary impairment loss of $7,741 on the BACM Class H security and determined to employ the cost-recovery method for all future cash flows on such security.  Scheduled payments on the BACM Class H security which presently comprise monthly interest coupons on the Company’s face amount were suspended during the quarter ended September 30, 2011.  Future payments on the security, if any, will be recorded as interest income.

Unrealized gains and losses on securities at September 30, 2011 and December 31, 2010, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	Sep 30, 2011	Dec 31, 2010
	Unaudited
Unrealized gains on securities previously available for sale	$–	$750
Unrealized losses on securities previously available for sale	–	(8,857)
Unrealized gains on securities available for sale	1,654	–
Unrealized losses on securities available for sale	(11,334)	(7,958)

The following table summarizes the Company’s securities in an unrealized loss position as of September 30, 2011.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more months	$28,470	$11,334	5

Credit ratings on the 5 securities in a continuous unrealized loss position for more than 12 months as of September 30, 2011, range from  AAA  to  D  with a weighted average of  B+  and those securities have a weighted average maturity of approximately 6.8 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of September 30, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

At September 30, 2011 and December 31, 2010, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.4% and 8.0%, respectively.

6.	Owned Properties Sold and Discontinued Operations

The Company sold two small owned property investments during the quarter ended September 30, 2011.  During August, the Company sold a retail property located in Pennsauken, New Jersey leased to Walgreen Co. for net cash proceeds of $3,830 and recognized a gain of $603.  During September, the Company sold another retail property located in Simi Valley, California leased to McDonald’s USA, LLC for net cash proceeds of $2,000 and recognized a gain of $822.  The foregoing gains are included as a component of “Gain on investments, net” on the Company’s Consolidated Statement of Operations.  In accordance with GAAP, operating results from the two properties sold are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

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

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at September 30, 2011 and December 31, 2010 are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	9/30/2011	12/31/2010	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Assets:
Loans held for investment	$34,685	$210,441	$39,129	$214,049	$36,737	$223,099
Commercial mortgage-backed securities	60,969	145,965	85,837	189,187	60,969	127,164
Liabilities:
Mortgages on real estate investments	$978,783	$928,429	$975,917	$925,264	$996,823	$979,570
Collateralized debt obligations	–	254,210	–	254,361	–	220,907
Credit agreement	71,487	105,345	71,487	105,345	71,487	105,345
Secured term loan	91,350	101,880	91,350	101,880	81,574	95,145
Convertible senior notes	34,366	33,926	35,009	35,009	35,008	35,004
Other long-term debt	30,930	30,930	30,930	30,930	29,336	28,095

The fair values indicated above are indicative of the interest rate and credit spread environment as of September 30, 2011 and December 31, 2010, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

September 30, 2011 (unaudited)

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

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of September 30, 2011, the Company has not classified any of its securities available for sale as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of September 30, 2011, the Company has classified two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant), as well as its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of September 30, 2011, the Company has classified all of its securities available for sale that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class.  As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect distressed transactions in inactive markets.  Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

The table below presents the fair value of the Company’s securities available for sale as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30,2011
Assets
Securities available for sale	$–	$26,254	$34,715	$60,969

The following table summarizes the change in the fair value for Level 3 items for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three months ended September 30,		Nine months ended September 30,
Securities available for sale	2011	2010	2011	2010
Beginning balance	$74,647	$13,049	$13,797	$13,044
Gains (losses) included in net income (loss):
Included in interest income	123	77	282	229
Gains (losses) included in other comprehensive income	230	312	18	639
Purchases, sales, issuances and settlements (net)	(286)	(272)	(715)	(746)
Transfers in (out) of Level 3	(39,999)	–	21,333	–
Ending balance	$34,715	$13,166	$34,715	$13,166

8.	Other Assets

Other assets as of September 30, 2011 and December 31, 2010, consisted of the following:

	Sep 30, 2011	Dec 31, 2010
	Unaudited
Receivables and accrued interest	$7,144	$9,593
Prepaid expenses and deposits	1,418	2,197
Reserve accounts	23,260	15,598
Funds with CDO trustee pending distribution	-	4,697
Restricted cash	481	1,126
Amounts held by servicer	963	666
Accrued rental income	36,617	39,506
Debt issuance costs, net	4,076	5,999
Deferred leasing costs, net	1,563	1,767
Investment in statutory trust	930	930
Other	797	1,046
Total	$77,249	$83,125

9.	Debt Obligations

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

September 30, 2011 (unaudited)

•	Size: maximum revolving credit commitment of $140,000;

•	Maturity: maturity date of July 16, 2013; and

•	Interest Rate: floating rate LIBOR-based facility with interest rate on the Company’s borrowings set at one-month LIBOR plus 275 basis points.

As of September 30, 2011, the Company’s outstanding borrowings under the agreement were $71,487 and its effective financing rate was 3.6%.

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

•	maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80%; and

•	minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, and depreciation and amortization, divided by interest expense) of 105%.

As of September 30, 2011, the Company was in compliance with the above financial covenants.

Amounts related to the Company’s credit agreement as of September 30, 2011 and December 31, 2010, were as follows:

	At September 30, 2011		At December 31, 2010
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement	(unaudited)	(unaudited)
Loans held for investment	$1,576	$4,112	$6,452	$11,195
Intercompany mortgage loans and investments in CapLease CDO	67,611	101,475	95,609	130,225
Commercial mortgage-backed securities	2,300	2,552	3,284	11,141
Owned property	–	25,823	–	26,812
Total	$71,487	$133,962	$105,345	$179,373

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

For the three and nine months ended September 30, 2011 and September 30, 2010, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Weighted average effective financing rate	3.54%	3.63%	3.46%	3.68%
One-Month LIBOR rate	0.20%	0.32%	0.23%	0.28%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Sep 30, 2011		Dec 31, 2010
Property Level Debt - Fixed Rate	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date
	(unaudited)	(unaudited)
Abbott Laboratories, Columbus, OH (2)	$5,250	$5,250	$–	$–	5.40%	6.1%	Oct 2016
Abbott Laboratories, Waukegan, IL	14,534	14,534	14,710	14,710	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,516	19,516	19,721	19,721	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,777	20,777	20,996	20,996	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	16,224	16,639	–	–	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	59,687	59,687	60,870	60,870	5.23%	5.8%	Nov 2014
Baxter International, Inc., Bloomington, IN (2)	4,554	4,554	–	–	5.40%	6.1%	Sep 2016
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Holdings Limited, Whippany, NJ (2)	1,848	1,848	–	–	5.26%	6.5%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ	32,733	32,733	33,237	33,237	5.26%	5.3%	Mar 2015
Capital One Financial Corporation, Plano, TX	19,480	19,480	19,850	19,850	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	27,053	27,053	28,025	28,025	5.30%	5.3%	May 2013
Cooper Tire & Rubber Company, Franklin, IN	17,772	17,772	–	–	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Crozer-Keystone Health System, Ridley, PA (2)	3,036	3,036	–	–	5.40%	6.0%	Apr 2019
CVS Corporation, Randolph, MA (2)	7,681	7,681	–	–	5.40%	6.4%	Jan 2014
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,976	29,976	30,200	30,200	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	26,805	26,578	27,190	26,937	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
ITT Corporation, Herndon, VA (2)	3,174	3,174	–	–	5.33%	6.4%	Jun 2015
ITT Corporation, Herndon, VA	39,932	39,932	40,393	40,393	5.33%	5.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,876	13,876	14,040	14,040	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	41,452	41,452	41,892	41,892	5.10%	5.4%	Jul 2015
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,552	12,552	12,784	12,784	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,668	15,668	15,818	15,818	5.84%	5.9%	May 2016
The Travelers Corporation, Hartford, CT	18,693	18,695	17,251	17,656	10.76%	7.7%	Oct 2011
The Travelers Corporation, Hartford, CT	–	–	4,856	4,925	9.80%	5.5%	Sep 2011
Tiffany & Co., Parsippany, NJ	57,686	57,686	58,274	58,274	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI (2)	2,261	2,261	–	–	6.18%	6.8%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI (2)	2,610	2,610	–	–	5.83%	6.8%	Dec 2015
TJX Companies, Inc., Philadelphia, PA	69,029	69,029	69,547	69,547	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,643	10,643	10,749	10,749	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,964	10,964	11,086	11,086	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,060	21,527	19,060	21,695	7.57%	5.3%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,304	18,304	18,508	18,508	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	58,306	58,306	59,459	59,459	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,238	5,238	5,297	5,297	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	4,228	4,329	4,708	4,836	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	–	–	1,306	1,365	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,523	2,630	2,644	2,766	7.20%	6.2%	Jul 2018
	$975,917	$978,783	$925,264	$928,429

(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

(2)
The mortgage note is part of the collateral in the CDO transaction that the Company sold during the third quarter of 2011.  Prior to such sale, for financial accounting purposes the mortgage note and related debt obligation were eliminated in consolidation as intercompany transactions.

 The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,477,655 at September 30, 2011, and $1,435,087 at December 31, 2010.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

Loan Agreement for Tulsa, Oklahoma Development Project

During the quarter ended September 30, 2011, the Company entered into a loan agreement with Bank of Oklahoma to provide construction financing of approximately one-half of the project costs related to the development of the property in Tulsa, Oklahoma for Cimarex Energy Co.  See Note 3.  Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24,000 of project costs beginning after the Company has funded an aggregate of $24,000 to the project.  During the construction period, interest only will be payable by the Company to the lender each month at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor).  Upon completion of the project, the construction loan will automatically convert to a term loan of up to $31,000 bearing interest at a rate equal to the prevailing one month LIBOR rate plus 275 basis points and maturing in July 2018.  During the term loan period, in addition to monthly payments of interest, principal will also be payable by the Company to the lender based on a 25-year amortization period.   Subject to customary non-recourse exceptions, the lender’s recourse in the event of a default of the loan is limited to the property and the other assets of the Company’s joint venture entity that owns the property.  As of September 30, 2011, the Company had not drawn any amounts under the loan agreement with Bank of Oklahoma.

Collateralized Debt Obligations

During September 2011, the Company completed the sale of its March 2005 CDO.  For legal and accounting purposes, the sale resulted in the transfer by the Company of the various assets in the CDO trust along with the transfer of the obligation to pay debt service on the various CDO note classes.  The CDO sale generated cash proceeds net of debt repaid and excluding accrued interest of approximately $30,217, and a net gain of $3,910, before the charge-off of various deferred CDO costs totaling $3,698, including deferred realized losses on cash flow hedges of $2,333 and deferred issuance costs of $1,240.  The net gain of $3,910 is included as a component of “Gain on investments, net” on the Company’s Consolidated Statement of Operations and the $3,698 charge-off is included as “Loss on extinguishment of debt” on the Company’s Consolidated Statement of Operations.

Results of the CDO included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Total revenue attributable to CDO activity	$1,718	$4,340	$9,761	$12,897
Total revenue attributable to CDO activity per common share	0.03	0.08	0.15	0.23
Net income attributable to CDO activity	298	1,226	2,151	3,501
Net income attributable to CDO activity per common share	–	0.02	0.03	0.06

As of September 30, 2011, the Company retained an aggregate of $3,855 face amount of Class A CDO notes and $2,000 face amount of Class B CDO notes which will continue to receive interest and principal when paid in accordance with the priority of payments specified in the CDO transaction documents.  See Note 5.  These securities were previously purchased by the Company on the open market during 2009 (in the case of the Class A notes) and 2011 (in the case of the Class B notes).

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

September 30, 2011 (unaudited)

The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions.

Amounts related to the secured term loan as of September 30, 2011, were as follows:

		Collateral
	Borrowings	Carry Value
Loans held for investment	$21,228	$31,052
Intercompany mortgage loans on CapLease properties	26,033	36,955
Commercial mortgage-backed securities	44,089	48,927
Total	$91,350	$116,934

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

Since original issuance, CapLease has repurchased an aggregate of $39,991 principal amount of the notes and, therefore, as of September 30, 2011, the Company had $35,009 principal amount of convertible senior notes outstanding.

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

The liability component of the convertible senior notes comprised the following amounts at September 30, 2011 and December 31, 2010:

	Sep 30, 2011	Dec 31, 2010
	(Unaudited)
Convertible notes - principal	$35,009	$35,009
Unamortized debt discount	(643)	(1,083)
Convertible senior notes - net	$34,366	$33,926

The remaining debt discount is scheduled to be amortized over the next 13 months, ending in October 2012, when the Company may be required to repurchase the outstanding notes at par as described below.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

The carry value of the equity component of the convertible senior notes was $6,189 at each of September 30, 2011 and December 31, 2010, with the decline from the initial bifurcation amount of $7,239 caused by the Company’s repurchase of convertible senior notes at par during 2010.

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the commissions and other expenses of the transaction, is approximately 8.1%. The Company’s effective interest rate on the liability component of the notes as measured under the January 1, 2009 accounting guidance was 10.2% and 10.1%, respectively, at September 30, 2011 and December 31, 2010.  The Company recorded interest expense on the convertible senior notes for the three and nine months ended September 30, 2011 and September 30, 2010 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest expense paid or accrued at stated interest rate of 7.5%	$657	$669	$1,969	$2,455
Convertible senior notes issuance costs expensed as a component of interest expense	51	46	152	201
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	149	139	439	560
Total convertible senior notes interest expense	$857	$854	$2,560	$3,216

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of September 30, 2011, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

September 30, 2011 (unaudited)

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of September 30, 2011, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
3 months ending December 31, 2011	$8,768	$18,861	$27,629
2012	37,183	152,009	189,192
2013	34,318	120,552	154,869
2014	30,912	60,379	91,291
2015	27,750	255,699	283,448
Thereafter	44,248	414,016	458,264
Total	$183,178	$1,021,515	$1,204,693

10.	Accounts payable and other liabilities

Accounts payable and other liabilities as of September 30, 2011 and December 31, 2010 consisted of the following:

	Sep 30, 2011	Dec 31, 2010
	Unaudited
Accounts payable and other liabilities	$5,435	$4,105
Accrued interest	6,003	7,131
Accrued expenses	4,972	5,559
Deferred rental income	389	–
Unearned rental income	5,385	4,339
Total	$22,184	$21,134

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the first nine months of 2011 and all of 2010, the Company had no open interest rate swap positions.

As of September 30, 2011, the Company had $1,247 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income/(Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. During the quarter ended September 30, 2011, $2,333 of net realized losses on derivatives were charged off in connection with the sale of the Company’s CDO, and have been included as a component of “Loss on extinguishment of debt” on the Company’s Consolidated Statement of Operations. Within the next twelve months, the Company estimates that $131 of realized gains on derivatives will be reclassified to the Company's Consolidated Statements of Operations as a reduction of interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

12.	Commitments and Contingencies

The Company is committed to fund up to $24,000 of project costs related to the Tulsa, Oklahoma development project described at Note 3 above.  As of September 30, 2011, the Company had funded $3,409 of such commitment.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At September 30, 2011, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2011, CapLease had issued and outstanding 66,472,338 shares of common stock, and 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock.

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

During the nine months ended September 30, 2011, CapLease issued an aggregate of 14,200 shares of common stock through its “at the market offering” program with Merrill Lynch, Pierce Fenner & Smith Incorporated, at an average price of $6.00 per share of common stock, and aggregate net proceeds of $84.  During the nine months ended September 30, 2010, CapLease issued an aggregate of 1,851,300 shares of common stock and 600 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Brinson Patrick Securities Corporation, at an average price of $4.67 per share of common stock and $25.05 per share of Series A preferred stock, and aggregate net proceeds of $8,485.

During the nine months ended September 30, 2011, CapLease issued 27,697 shares of common stock through its dividend reinvestment and stock purchase plan, at a price of $5.72 per share of common stock, and aggregate net proceeds of $158.  During the nine months ended September 30, 2010, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan.

During the nine months ended September 30, 2011, CapLease issued restricted stock awards aggregating 392,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  During the nine months ended September 30, 2010, CapLease issued restricted stock awards aggregating 479,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of September 30, 2011, the Company had awarded 3,762,455 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company (see Note 14 bleow).

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

Share Repurchase Program

During August 2011, the Company announced that its Board of Directors has approved a share repurchase program authorizing the Company to repurchase in the aggregate up to $20,000 of its outstanding common stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The timing and extent to which the Company repurchases its shares will depend upon a variety of factors, including market conditions, the Company’s liquidity, and regulatory requirements.

During the quarter ended September 30, 2011, the Company repurchased an aggregate of 1,583,327 shares of common stock at an average price of $3.80 per share, utilizing an aggregate of $6,055 of cash on hand.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2009	12/31/2009	1/15/2010	$0.06	$3,103
3/31/2010	3/31/2010	4/15/2010	0.06	3,431
6/30/2010	6/30/2010	7/15/2010	0.06	3,431
9/30/2010	9/30/2010	10/15/2010	0.06	3,431
12/31/2010	12/31/2010	1/18/2011	0.065	3,736
3/31/2011	3/31/2011	4/15/2011	0.065	3,764
6/30/2011	6/30/2011	7/15/2011	0.065	4,424
9/30/2011	9/30/2011	10/17/2011	0.065	4,321

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2009	12/31/2009	1/15/2010	$0.5078125	$711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625
6/30/2010	6/30/2010	7/15/2010	0.5078125	1,625
9/30/2010	9/30/2010	10/15/2010	0.5078125	1,625
12/31/2010	12/31/2010	1/18/2011	0.5078125	1,627
3/31/2011	3/31/2011	4/15/2011	0.5078125	1,627
6/30/2011	6/30/2011	7/15/2011	0.5078125	1,627
9/30/2011	9/30/2011	10/17/2011	0.5078125	1,627

14.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of September 30, 2011, the Company had awarded 3,762,455 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

A summary of the Company’s activity under the stock plan from January 1, 2010 through the nine months ended September 30, 2011, is presented below:

	Number of Shares
Stock Awards at January 1, 2010	2,890,455
Granted During the Year Ended December 31, 2010	479,500	(1)
Stock Awards at January 1, 2011	3,369,955
Granted During the Period Ended September 30, 2011	392,500	(2)
Stock Awards at September 30, 2011	3,762,455

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

A summary of the status of unvested shares from January 1, 2010 through the nine months ended September 30, 2011, is presented below:

	Shares Awarded Under Plan	Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2010	1,801,016	1,177,865	$4.17
Current period awards	479,500	286,600	4.84
Prior period awards	N/A	198,966	4.84
Vested	(541,149)	(541,149)	3.84
Nonvested at January 1, 2011	1,739,367	1,122,282	4.62
Current period awards	392,500	261,550	5.80
Prior period awards	N/A	223,635	5.80
Vested	(514,970)	(514,970)	5.14
Nonvested at September 30, 2011	1,616,897	1,092,497	4.90

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

As of September 30, 2011, $3,703 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  In addition, as of September 30, 2011, the Company has not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined:  39,345 restricted shares made in 2008, 209,430 restricted shares made in 2009, 144,675 restricted shares made in 2010 and 130,950 restricted shares made in 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

15.	Other Comprehensive Income (Loss)

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

The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2011 and September 30, 2010 is summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net loss	$(13,170)	$(1,153)	$(17,905)	$(4,327)
Increase in fair value on securities available for sale	13,194	314	5,595	640
Amortization of unrealized loss on securities previously classified as available for sale	–	187	150	516
Reclassification of derivative items into earnings	2,391	145	3,544	447
Comprehensive income (loss)	$2,415	$(507)	$(8,616)	$(2,724)

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

	Sep 30, 2011	Dec 31, 2010
	(Unaudited)
Net unrealized losses on securities available for sale	$(9,680)	$(7,958)
Net unrealized losses on securities previously classified as available for sale	-	(8,107)
Net realized losses on derivatives	(1,247)	(4,151)
Accumulated other comprehensive loss	$(10,927)	$(20,216)

16.	Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of September 30, 2011, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

Cash distributions by the Operating Partnership are paid in the following priority: first, to the non-controlling interest holders until such holders receive the amount they would have received if the holders’ units of limited partnership interest were converted to an equal number of shares of CapLease common stock, and then, to CapLease. As a result, since July 2006, at the same time CapLease has paid a cash dividend to its common stockholders, the non-controlling interest holders have been paid a cash dividend of the same amount per limited partnership unit.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

17.	Rental Income

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2011 to 2026. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2011, are as follows:

3 months ending December 31, 2011	$26,827
2012	128,084
2013	100,620
2014	97,532
2015	94,957
Thereafter	367,998
Total	$816,018

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Total revenues	$41,916	$42,945	$127,950	$129,413
Loss from continuing operations	(13,224)	(777)	(18,013)	(3,222)
Net loss allocable to common stockholders	(14,789)	(2,362)	(22,758)	(7,070)
Loss per basic and diluted common share from continuing operations	(0.20)	(0.01)	(0.28)	(0.06)
Net loss per basic and diluted common share	(0.22)	(0.04)	(0.35)	(0.13)

19.	Segment Reporting

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2011 (unaudited)

Selected results of operations by segment for the three months ended September 30, 2011 and September 30, 2010, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Total revenues	$184	$203	$37,007	$34,336	$4,599	$6,752
Total expenses	4,849	4,613	34,752	33,418	2,892	4,441
Other gain (loss)	–	(14)	(13,927)	–	1,398	–
Income (loss) from continuing operations	(4,665)	(4,423)	(11,672)	919	3,104	2,312
Total assets	100,674	73,139	1,449,730	1,435,566	96,441	367,000

Selected results of operations by segment for the nine months ended September 30, 2011 and September 30, 2010, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Total revenues	$563	$691	$108,752	$103,404	$16,824	$20,361
Total expenses	14,799	14,895	102,364	100,125	11,275	13,613
Other gain (loss)	–	(293)	(13,927)	–	(1,815)	–
Income (loss) from continuing operations	(14,236)	(14,498)	(7,539)	3,279	3,734	6,748
Total assets	100,674	73,139	1,449,730	1,435,566	96,441	367,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

When we use the term “we,” “us,” “our” or “the Company” we mean CapLease, Inc. and its majority-owned subsidiaries. All interests in our properties are held through special purpose entities which are separate and distinct legal entities.

Overview

We are a REIT that primarily owns and manages single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. We focus on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.  We also have made and expect to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

In addition to our portfolio of owned properties, we have a modest portfolio of first mortgage loans and other debt investments on single tenant properties.  That debt portfolio was reduced significantly during the third quarter of 2011 as a result of our sale of the assets and associated liabilities comprising our collateralized debt obligation.  While the focus of our investment activity is expected to remain the ownership of real properties, we may continue to make debt investments from time to time on an opportunistic basis in the future.

As a result of lease non-renewals or lease terminations, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant. As of September 30, 2011, we had an approximately $1.8 billion investment portfolio, including $1.7 billion of owned properties and $0.1 billion of loans and other debt investments.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio. We are also intensely focused on growing revenues by re-letting vacant space within our portfolio. As of September 30, 2011, the occupancy rate in our owned property portfolio was 96.1% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and one of the two office buildings in Omaha, Nebraska. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries). With the exception of our credit agreement with Wells Fargo, all of our outstanding debt is currently fixed rate and, therefore, the interest expense we pay is not subject to fluctuation based on changes in market interest rates. Our credit agreement with Wells Fargo is floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular the one-month LIBOR rate, increase.

The average remaining lease term on our owned properties is approximately 6 years, although we have some leases that are scheduled to mature over the next few years. We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or that the terms of renewal or re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 65% as of September 30, 2011. Our leverage ratios by segment as of September 30, 2011 were approximately 64% for the owned properties segment and 72% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

We expect our leverage level to continue to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt, voluntary debt reduction including potentially through selected asset sales, and lower or no leverage on new asset acquisitions. During 2011, the focus of our portfolio activity has been on continuing the portfolio growth momentum we started in 2010 and continuing to reduce our leverage.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We also had $136.8 million of recourse debt obligations outstanding as of September 30, 2011, including $71.5 million outstanding under our credit agreement with Wells Fargo which is scheduled to mature in July 2013.

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

We also have a series of non-recourse mortgages on our owned properties maturing over the next several years and lending for commercial real estate transactions, remains uneven and muted, which could impact our ability to sell properties and refinance maturing debt on favorable terms or at all.

Our ability to execute on our business plan, including to add new assets to our portfolio and support additional investments in our existing assets, will continue to be impacted by capital market conditions.  The stock market in general and the market price of our common stock in particular continue to be volatile.  We cannot make any assurance that capital markets will be favorable to us at any time.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2011.

Third Quarter 2011 Transaction Summary

The following summarizes our significant transactions during the three months ended September 30, 2011.

Investments

•
During July, we entered into a joint venture that is developing a 17 story office building primarily for Cimarex Energy Co. in Tulsa, Oklahoma with a project budget of $51.8 million and an estimated total investment of $55 million.  We expect to fund about half of the project costs with the other half to be funded pursuant to a loan agreement we entered into with Bank of Oklahoma.  The project is expected to be completed in the first quarter of 2013.  The lease with Cimarex Energy Co. is in force and rent will commence as building floors are completed and delivered to the tenant and the 12 year lease term will commence upon completion and delivery of all building floors to the tenant.  As of September 30, 2011, we have funded $1.3 million of our expected commitment to the project.  See Note 3 of the consolidated financial statements included in this Form 10-Q.

Sales

•
During September, we completed the sale of our March 2005 collateralized debt obligation transaction, or CDO.  For legal and accounting purposes, the sale resulted in the transfer by us of the various assets in the CDO trust along with the transfer of the obligation to pay debt service on the various CDO note classes.  The CDO sale generated cash proceeds net of debt repaid and excluding accrued interest of approximately $30.2 million, and a net gain of $3.9 million, before the charge-off of various deferred CDO costs totaling $3.7 million, including deferred realized losses on cash flow hedges of $2.3 million and deferred issuance costs of $1.2 million.  See Notes 4, 5 and 9 of the consolidated financial statements included in this Form 10-Q.

•	We sold two small retail properties for aggregate net cash proceeds of $5.8 million and net gain of $1.4 million. See Note 6 of the consolidated financial statements included in this Form 10-Q.

Construction and Term Financing Agreement

•
During July, we entered into a loan agreement with Bank of Oklahoma to provide construction financing of approximately one-half of the project costs related to the development of the property in Tulsa, Oklahoma for Cimarex Energy Co.  Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24 million of project costs beginning after we have funded an aggregate of $24 million to the project.  Upon completion of the project, the construction loan will automatically convert to a term loan of up to $31 million.   As of September 30, 2011, we had not drawn any amounts under such loan agreement.  See Note 9 of the consolidated financial statements included in this Form 10-Q.

Share Buyback

•
As part of the $20 million share repurchase authorized by our Board of Directors in August, we repurchased an aggregate of 1,583,327 shares of common stock at an average price of $3.80 per share, utilizing an aggregate of $6.1 million of cash on hand.  See Note 13 of the consolidated financial statements included in this Form 10-Q.

Property Acquisitions

Except for the Tulsa, Oklahoma development project described above, we did not make any real estate acquisitions during the quarter ended September 30, 2011.

During September 2011, we entered into a purchase and sale agreement to acquire a retail property for a purchase price of approximately $30 million.  The property is leased for a remaining lease term of approximately 19 years to a subsidiary of Lowe’s Companies Inc. who has guaranteed all of the tenant’s obligations under the lease.  The closing of the purchase of the property is scheduled for November 2011 and is subject to satisfactory completion of our due diligence and various customary closing conditions.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended September 30, 2011 and September 30, 2010, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Total revenues	$184	$203	$37,007	$34,336	$4,599	$6,752
Total expenses	4,849	4,613	34,752	33,418	2,892	4,441
Other gain (loss)	–	(14)	(13,927)	–	1,398	–
Income (loss) from continuing operations	(4,665)	(4,423)	(11,672)	919	3,104	2,312
Total assets	100,674	73,139	1,449,730	1,435,566	96,441	367,000

Selected results of operations by segment for the nine months ended September 30, 2011 and September 30, 2010, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Total revenues	$563	$691	$108,752	$103,404	$16,824	$20,361
Total expenses	14,799	14,895	102,364	100,125	11,275	13,613
Other gain (loss)	–	(293)	(13,927)	–	(1,815)	–
Income (loss) from continuing operations	(14,236)	(14,498)	(7,539)	3,279	3,734	6,748
Total assets	100,674	73,139	1,449,730	1,435,566	96,441	367,000

Comparison of the Quarter Ended September 30, 2011 to the Quarter Ended September 30, 2010

The following discussion compares our operating results for the quarter ended September 30, 2011 to the comparable period in 2010.

Revenue.

Total revenue increased $0.5 million, or 1%, to $41.8 million.  The increase was primarily attributable to an increase in rental revenue and tenant reimbursements, offset in part by a decrease in interest income.

Rental revenue and tenant reimbursements, in the aggregate, increased $2.7 million, or 8%, to $36.9 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010, the property leased to Michelin North America, Inc. in May 2011, and the property leased to a subsidiary of AMEC plc in June 2011.

Interest income decreased $2.1 million, or 31%, to $4.8 million, primarily as a result of lower balances on debt investments, including as a result of the CDO sale on September 1, 2011.

Expenses.

Total expenses was basically unchanged at $42.5 million, as an increase in property expenses and depreciation expense was basically offset by a decrease in interest expense.

Interest expense decreased $1.5 million, or 7%, to $19.5 million, from $21.0 million.  The decrease in the 2011 period resulted primarily from lower interest expense on collateralized debt obligations (CDO) due to lower debt outstanding and the sale of the CDO on September 1, 2011.  The sale of the CDO will reduce interest expense by approximately $0.8 million per month.  During the third quarter 2011, $0.2 million of lower interest expense on the secured term loan due to lower borrowings outstanding and $0.2 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and lower effective borrowing rate in the 2011 period), were offset by $0.4 million of higher interest expense on property mortgages.  Two new mortgage debt obligations were outstanding for the entire third quarter 2011: mortgage debt on (i) the property leased to Cooper Tire & Rubber Company and (ii) the property leased to a subsidiary of AMEC plc.  Our average balance outstanding and effective financing rate under its floating rate borrowings was approximately $78 million at 3.54% during the 2011 period (average one-month LIBOR of 0.20%), compared with approximately $98 million at 3.63% during the 2010 period (average one-month LIBOR of 0.32%).

Property expenses increased $0.8 million, or 13%, to $7.0 million, primarily reflecting increased property operating costs such as repairs and utilities, more than half of which was recovered from tenants.  The net amount of property expenses we incurred (net of tenant reimbursements) was $3.4 million in 2011, compared to $3.2 million in the 2010 period.

General and administrative expense increased $0.1 million, or 4%, to $2.6 million, primarily reflecting higher legal expenses in the 2011 period as a result of the requirement under GAAP to immediately expense rather than capitalize acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation increased 20%, to $0.8 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.  As of September 30, 2011, $3.7 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  As of September 30, 2011, we have not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined:  39,345 restricted shares made in 2008, 209,430 restricted shares made in 2009, 144,675 restricted shares made in 2010 and 130,950 restricted shares made in 2011.

Depreciation and amortization expense on real property increased $0.5 million, or 4%, from $12.1 million to $12.6 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010, the property leased to Michelin North America, Inc. in May 2011, and the property leased to a subsidiary of AMEC plc in June 2011.

Other gains (losses).

We had gain on investments, net, of $5.3 million in the 2011 period, compared to no gain or loss on investments during the 2010 period. The amount in the 2011 period primarily includes gains of $3.9 million on sale of the CDO (before related loss on extinguishment of debt discussed below) and $1.4 million on two property sales during the quarter (see Note 6 of the consolidated financial statements included in this Form 10-Q).

We had provision for loss on property investment of $14.1 million in the 2011 period, compared to no loss during the 2010 period. The amount in the 2011 period comprises a loss on the Hartford, Connecticut property where the lease to Travelers Corporation expired in October 2011 (see Note 3 of the consolidated financial statements included in this Form 10-Q).

We had $3.7 million of losses on extinguishment of debt during the 2011 period, primarily representing the charge-off of deferred issuance costs and deferred realized losses on cash flow hedges in connection with the sale of our CDO during September 2011 (see Note 9 of the consolidated financial statements included in this Form 10-Q).

Net loss.

Net loss increased $12.0 million, to $(13.2) million, from $(1.2) million, primarily as a result of the net impact of other gains (losses) in the 2011 period.  Net loss allocable to common stockholders was $(14.8) million in the third quarter of 2011, reflecting dividends to preferred stockholders of $1.6 million.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The following discussion compares our operating results for the nine months ended September 30, 2011 to the comparable period in 2010.

Revenue.

Total revenue increased $1.7 million, or 1%, to $126.1 million.  The increase was primarily attributable to an increase in rental revenue and tenant reimbursements, offset in part by a decrease in interest income.

Rental revenue and property expense recoveries, in the aggregate, increased $5.2 million, or 5%, to $108.2 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010, the property leased to Michelin North America, Inc. in May 2011, and the property leased to a subsidiary of AMEC plc in June 2011.

Interest income decreased $3.5 million, or 17%, to $17.4 million, primarily as a result of lower balances on debt investments, including as a result of the CDO sale on September 1, 2011.

Expenses.

Total expenses decreased $0.2 million to $128.4 million, as a decrease in interest expense was largely offset by an increase in property expenses and depreciation expense.

Interest expense decreased $3.6 million, or 6%, to $60.3 million, from $64.0 million.  The decrease in the 2011 period resulted primarily from $1.9 million of lower interest expense on the CDO due to lower debt outstanding and the sale of the CDO on September 1, 2011, $0.7 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and lower effective borrowing rate in the 2011 period), $0.7 million of lower interest expense on convertible debt due to repurchases of the convertible debt, and $0.6 million of lower interest expense on the secured term loan due to lower borrowings outstanding.  Interest expense on property mortgages was $0.2 million higher as interest expense on the new mortgages on the Cooper Tire & Rubber Company and AMEC plc properties was partially offset by principal paydowns on other property mortgage debt obligations.  Our average balance outstanding and effective financing rate under its floating rate borrowings was approximately $89 million at 3.46% during the 2011 period (average one-month LIBOR of 0.23%), compared with approximately $111 million at 3.68% during the 2010 period (average one-month LIBOR of 0.28%).

Property expenses increased $1.8 million, or 10%, to $20.3 million, primarily reflecting increased property operating costs such as repairs and utilities, more than half of which was recovered from tenants.  The net amount of property expenses we incurred (net of tenant reimbursements) was $10.2 million in the 2011 period, compared to $9.7 million in the 2010 period.

General and administrative expense increased $0.2 million, or 2%, to $8.1 million, primarily reflecting higher legal expenses in the 2011 period as a result of the requirement under GAAP to immediately expense rather than capitalize acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation increased $0.4 million, or 20%, to $2.3 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.

Depreciation and amortization expense on real property increased $1.1 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010, the property leased to Michelin North America, Inc. in May 2011, and the property leased to a subsidiary of AMEC plc in June 2011.

Other gains (losses).

We had gain on investments, net, of $2.1 million in the 2011 period, compared to no gains or losses on investments during the 2010 period. The amount in the 2011 period primarily includes gains of $3.9 million on sale of the CDO (before related loss on extinguishment of debt discussed below) during the third quarter (see Note 9 of the consolidated financial statements included in this Form 10-Q), $1.4 million on two property sales during the third quarter (see Note 6 of the consolidated financial statements included in this Form 10-Q), and $0.7 million on the sale of two loans during the second quarter (see Note 4 of the consolidated financial statements included in this Form 10-Q), partially offset by losses of $2.9 million on the sale of CMBS securities during the first and second quarter (see Note 5 of the consolidated financial statements included in this Form 10-Q) and $1.0 million on the charge-off of a loan investment during the second quarter (see Note 4 of the consolidated financial statements included in this Form 10-Q).

We had provision for loss on property investment of $14.1 million in the 2011 period, compared to no loss during the 2010 period. The amount in the 2011 period comprises a loss on the Hartford, Connecticut property where the lease to Travelers Corporation expired in October 2011 (see Note 3 of the consolidated financial statements included in this Form 10-Q).

We had $3.7 million of losses on extinguishment of debt during the 2011 period, primarily representing the charge-off of deferred issuance costs and deferred realized losses on cash flow hedges in connection with the sale of our CDO during September 2011 (see Note 9 of the consolidated financial statements included in this Form 10-Q).

Net loss.

Net loss increased $13.6 million, to $(17.9) million, from $(4.3) million, primarily as a result of the net impact of other gains (losses) in the 2011 period offset in part by increased revenue in the 2011 period.  Net loss allocable to common stockholders was $(22.8) million in the 2011 period, reflecting dividends to preferred stockholders of $4.9 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and nine months ended September 30, 2011 and September 30, 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010
Net loss allocable to common stockholders	$(14,797)	$(2,778)	$(22,787)	$(8,319)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(36)	(8)	(55)	(23)
Depreciation and amortization expense on real property	12,600	12,101	37,307	36,194
Depreciation and amortization expense on discontinued operations	7	20	46	59
Funds from operations	$(2,226)	$9,335	$14,511	$27,911

Weighted average number of common shares outstanding, basic and diluted	67,615	57,185	64,238	55,822
Weighted average number of OP units outstanding	156	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	67,771	57,341	64,394	55,978

Net loss per common share, basic and diluted	$(0.22)	$(0.05)	$(0.35)	$(0.15)
Funds from operations per share	$(0.03)	$0.16	$0.23	$0.50

Liquidity and Capital Resources

Short-Term Liquidity

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital. We may also use revolving loan borrowings under our credit agreement with Wells Fargo to finance, likely on a short-term basis, a portion of our new investment activity.  As of September 30, 2011, we had $92.3 million in available cash and cash equivalents. As of November 7, 2011, we had $87.2 million in available cash and cash equivalents. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.065 per share of common stock during each of the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011.  We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock during each of the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011. Our dividend policy is subject to revision at the discretion of our Board of Directors. All distributions will be made at the discretion of our Board of Directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our Board of Directors deems relevant.

While we believe we will be able to satisfy our short-term liquidity requirements, the following are the primary factors that we believe could have a material adverse effect on our plans:

•	payment defaults on our assets which we expect could be triggered primarily in the event of the bankruptcy of the underlying tenant or tenants;

•	unexpected capital expenditures on our owned properties;

•	margin calls on our Wells Fargo credit agreement; or

•	margin calls on any future risk management transactions.

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

We have two recourse debt obligations that are scheduled to mature over the next few years. Our convertible senior notes can be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October 2012 and our credit agreement with Wells Fargo is scheduled to mature in July 2013. See Note 9 of the consolidated financial statements included in this Form 10-Q. The convertible senior notes are unsecured obligations and the credit agreement with Wells Fargo is a secured borrowing agreement. With respect to the convertible notes, we have through various repurchase transactions reduced the principal amount of notes outstanding to $35.0 million as of September 30, 2011 (from $75 million at original issuance in October 2007). We may continue to seek to opportunistically repurchase this debt over time and then intend to repay or refinance any remaining obligation at or prior to maturity. With respect to the Wells Fargo agreement, we entered into an amendment and restatement of the agreement in July 2010, which, among other things, extended the maturity date until July 2013.

While we believe we will be successful in either refinancing or repaying these obligations at or prior to maturity, we cannot provide any assurance we will be able to do so. If we are unsuccessful in refinancing these obligations, we may not have sufficient liquidity to repay the debt in full at maturity. Our failure to do so is a default under the debt and could materially adversely affect our financial condition and operating results in a variety of ways. For example, if we default under the Wells Fargo agreement, the bank could foreclose on the related collateral causing us to lose some of our assets. Wells Fargo and the convertible note holders also would have general recourse against our company if we default in our obligations to them. In addition, each of these obligations is cross-defaulted with the other, meaning that a default under one obligation could result in the other lender accelerating the maturity of our obligations to them.

We have various non-recourse mortgage debt obligations that are scheduled to mature in the future. See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-Q. In connection with the maturity of our mortgage debt obligations, we intend to evaluate a variety of alternatives with respect to our investment in the subject property, including refinancing the debt, utilizing cash on hand and other sources of liquidity to repay the mortgage debt, and selling the property. If we are unsuccessful with one or more of these alternatives, we could convey the property to the lender to satisfy in full our obligations under the non-recourse debt.

Non-recourse mortgage debt of $18.9 million on the property we own in Hartford, Connecticut matured in October 2011, as did the lease of that property to Travelers Corporation, and the property is now vacant.  We do not expect to restructure or refinance the foregoing non-recourse mortgage debt obligation, but rather expect the lender to foreclose on the property in full satisfaction of the mortgage debt.  As a result, we recorded an impairment loss of $14.1 million to reduce the carry value of the property to its estimated fair value as of September 30, 2011.  Upon completion of the foreclosure, we expect to charge-off the remaining carry value of the property and record a gain on debt extinguishment of $18.9 million.

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

During the quarter ended September 30, 2011, we repurchased an aggregate of 1,583,327 shares of common stock at an average price of $3.80 per share, utilizing an aggregate of $6.1 million of cash on hand.

Sources of Capital

General.  We intend to continue to raise additional capital from time to time to enable us to continue to implement our strategy. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Shelf Registration Statement.  We have a shelf registration statement on Form S-3 (File No. 333-171408) on file and effective with the Securities and Exchange Commission which we expect to utilize to issue public equity or debt capital from time to time in the future.  Pursuant to the shelf registration statement, we may issue and sell publicly preferred stock, common stock, and debt securities, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $500 million. We utilized our shelf registration statement to issue common equity capital during April and May of 2011.  Specifically, on April 5, 2011, we issued 10,000,000 shares of common stock in a public offering at a price to the public of $5.60 per share.  Then, on May 4, 2011, we issued an additional 150,000 shares of common stock as part of such public offering, as a result of the underwriters partially exercising the over-allotment option.  Inclusive of the over-allotment option, we raised net proceeds of $54.0 million, after the underwriting discount and estimated offering expenses. Through September 30, 2011, we have used a total of $31.7 million of the proceeds from the offering, with $17.1 million used to fund purchases of or improvements to owned properties, $8.5 million used to reduce outstanding indebtedness and $6.1 million used to repurchase our common stock.

 As of September 30, 2011, we had remaining availability of $443 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time.  The availability under our shelf registration statement includes an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

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

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors initially authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time.  Through September 30, 2011, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through September 30, 2011, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

We did not sell any shares of common stock or Series A preferred stock pursuant to the sales agreements with Brinson Patrick and Merrill Lynch during the quarter ended September 30, 2011.

We are not currently selling shares through the “at the market offering” program, although we reserve the right to elect to do so in our sole discretion at any time in the future.

Dividend Reinvestment and Stock Purchase Plan.  In March 2007, we implemented a dividend reinvestment and direct stock purchase plan, which may be utilized by us from time to time to sell shares of our common stock and increase liquidity. The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us (which may be sold at a discount of up to 5% off of the average of the high and low sales prices on the applicable investment date) or (ii) purchased by the plan administrator in the open market, at our discretion. During the nine months ended September 30, 2011, we issued 27,697 shares of common stock through the plan at a price of $5.72 per share.  During the year ended December 31, 2010, we issued 103 shares of common stock through the plan at a price of $5.85 per share. As of September 30, 2011, we have reserved an aggregate of 6,830,043 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.  We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of September 30, 2011 and December 31, 2010 (dollars in thousands).

	Sep 30, 2011	Dec 31, 2010
Debt
Mortgages on real estate investments	$978,783	$928,429
Collateralized debt obligations	–	254,210
Principal held by CDO trustee pending distribution	–	(1,607)
Credit agreement	71,487	105,345
Secured term loan	91,350	101,880
Convertible senior notes	34,366	33,926
Other long-term debt	30,930	30,930
Total Debt	$1,206,916	$1,453,113

Assets
Total assets	$1,646,846	$1,870,271
Accumulated depreciation and amortization on owned properties	277,745	239,990
Intangible liabilities on real estate investments	(35,765)	(37,405)
Principal held by CDO trustee pending distribution	–	(1,607)
Prepaid expenses and deposits	(1,418)	(2,197)
Accrued rental income	(36,617)	(39,506)
Deferred rental income	389	–
Debt issuance costs, net	(4,076)	(5,999)
Other	(797)	(1,046)
Total Assets, as adjusted	$1,846,307	$2,022,501

Leverage (Total Debt/Total Assets, as adjusted)	65%	72%

The following table sets forth the computation of our leverage ratios by segment as of September 30, 2011 (dollars in thousands).

(in thousands)	Mortgage Debt	Secured Term Loan Debt	Credit Agreement Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$978,783	$26,033	$67,611	$1,072,427	$1,671,571	64%
Debt Investments	–	65,317	3,876	$69,193	96,154	72%

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

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed. Through September 30, 2011, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse first mortgage financings (on most of our owned real properties) and one non-recourse secured term loan (completed in December 2007). As of September 30, 2011, we have financed on a long-term basis an aggregate of approximately $1.56 billion of portfolio assets with third party first mortgage debt of $978.8 million and a secured term loan of $91.4 million.

Long-Term Mortgage Financings

We have financed most of our owned properties through traditional first mortgage financings provided through the commercial mortgage-backed securitization market. We also have utilized the term financings described below including the CDO transaction we sold during September 2011, to add incremental leverage on many of our owned properties.

During the quarter ended September 30, 2011, we did not obtain or assume any new mortgage financings.  We did enter into a loan agreement with Bank of Oklahoma to finance a portion of the construction of the property we are developing in Tulsa, Oklahoma for Cimarex Energy Co.  Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24 million of project costs beginning after we have funded an aggregate of $24 million to the project.  During the construction period, we will pay the lender interest only on our borrowings at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor).  Upon completion of the project, the construction loan will automatically convert to a term loan of up to $31 million bearing interest at a rate equal to the prevailing one month LIBOR rate plus 275 basis points and maturing in July 2018.  During the term loan period, in addition to monthly payments of interest, we will also be required to pay principal to the lender based on a 25-year amortization period.   Subject to customary non-recourse exceptions, the lender’s recourse in the event of a default of the loan is limited to the property and the other assets of our joint venture entity that owns the property.  As of September 30, 2011, we had not drawn any amounts under the loan agreement with Bank of Oklahoma.

As of September 30, 2011, we had $978.8 million of non-recourse first mortgage debt at a weighted average coupon of 5.61% and a weighted average effective financing rate of 5.6%.

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

As of September 30, 2011, we had $91.4 million of debt outstanding under the secured term loan, secured by assets with a carry value of $116.9 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

CDO Financing.  During September 2011, we completed the sale of our March 2005 collateralized debt obligation transaction, or CDO.  For legal and accounting purposes, the sale resulted in the transfer by us of the various assets in the CDO trust along with the transfer of the obligation to pay debt service on the various CDO note classes.  The CDO sale generated cash proceeds net of debt repaid and excluding accrued interest of approximately $30.2 million, and a net gain of $3.9 million, before the charge-off of primarily deferred issuance costs and deferred realized gains on cash flow hedges totaling $3.7 million.

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

The credit agreement with Wells Fargo includes the following terms:

•	Size: maximum revolving credit commitment of $140 million;

•	Maturity: maturity date of to July 16, 2013; and

•	Interest Rate: floating rate LIBOR-based facility with interest rate on our borrowings set at one-month LIBOR plus 275 basis points.

As of September 30, 2011, our outstanding borrowings under the agreement were $71.5 million and our effective financing rate was 3.6%.

The agreement is a floating rate LIBOR based facility. Our borrowings under the agreement are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island. Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo may require us to prepay a portion of our borrowings, provided that Wells Fargo may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations. As of September 30, 2011, we had $2.3 million borrowed against collateral classified as CMBS securities by Wells Fargo.

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

As of September 30, 2011, we were in compliance with the above financial covenants, and we do not currently anticipate any difficulty in maintaining compliance with these covenants in future periods.

As of September 30, 2011, our $71.5 million of borrowings under our Wells Fargo credit agreement were secured by loan investments with an aggregate carry value of $4.1 million, intercompany mortgage loans with an aggregate carry value of $101.5 million, CMBS investments with a carry value of $2.6 million and a single owned property with a carry value of $25.8 million.

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

Statement of Cash Flows

Operating activities provided $39.4 million of cash during the nine months ended September 30, 2011, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $43.2 million, partially offset by increases in other assets of $4.4 million.  Operating activities provided $37.5 million of cash during the nine months ended September 30, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $38.5 million, partially offset by increases in other assets of $1.5 million.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP.  As of September 30, 2011, this has resulted in us accruing $36.2 million, net, of rental income in excess of actual rents due under the various leases.  During the nine months ended September 30, 2011, actual rents due under the leases exceeded rents on a straight-line basis by $3.3 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and market conditions improve and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $133.5 million of cash during the nine months ended September 30, 2011, which primarily resulted from proceeds from sale or prepayments of loan investments of $86.9 million, proceeds from sale of securities of $31.3 million, proceeds from sale of the CDO of $22.3 million, proceeds from sale of real estate of $5.2 million, and principal received from loans and securities of $11.9 million, partially offset by real estate purchases and improvements and construction in progress of $24.0 million.  Investing activities provided $9.7 million of cash during the nine months ended September 30, 2010, which primarily resulted from net proceeds from the sale of owned properties of $3.4 million and net principal received on loans of $8.3 million and securities of $2.7 million, partially offset by real estate improvements and construction in progress of $3.6 million and leasing commission costs of $1.1 million.

Cash used in financing activities during the nine months ended September 30, 2011 was $113.3 million, which primarily resulted from net repayments and repurchases of debt of $143.8 million (including repayment and repurchases of CDO debt of $106.9 million, repayments on the Wells Fargo credit agreement of $33.9 million, and repayments on the secured term loan with KBC Bank of $10.5 million), dividends and distribution paid of $16.8 million and common stock repurchased of $6.1 million, partially offset by common stock issued of $54.3 million.  Cash used in financing activities during the nine months ended September 30, 2010 was $27.9 million, which primarily resulted from net repayments of principal on debt of $59.1 million ($33.2 million on the Wells Fargo credit agreement, $9.9 million, net, on property mortgages, $9.3 million on the secured term loan with KBC Bank, and $6.8 million on the collateralized debt obligations), $17.3 million used to repurchase our convertible senior notes, and dividends and distributions paid of $14.0 million, partially offset by proceeds from preferred stock issuances of $40.1 million and proceeds from common stock issuances of $23.5 million.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo credit agreement and loan agreement with Bank of Oklahoma (no borrowings outstanding) are currently our only floating rate borrowing facilities. Low market interest rates kept our borrowing cost on the Wells Fargo credit agreement low during 2010 and through the third quarter of 2011 although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance these assets on a long-term fixed rate basis may rise, causing our expected spread on these assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2011, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of September 30, 2011:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$34,685	$39,129	7.3%	Various	$36,737
Commercial mortgage-backed securities (2)	60,969	85,837	8.4%	2015-2028	60,969

Liabilities
Mortgage notes payable (4)	$978,783	$975,917	5.6%	2011-2022	$996,823
Credit agreement (3)	71,487	71,487	3.6%	2013	71,487
Secured term loan (4)	91,350	91,350	6.0%	2018	81,574
Convertible senior notes (5)	34,366	35,009	10.2%	2012	35,008
Other long-term debt (6)	30,930	30,930	8.3%	2016	29,336

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

(4)
We estimate the fair value of mortgage notes on real estate investments and the secured term loan using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

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

Scheduled maturities of interest rate sensitive instruments as of September 30, 2011 are as follows:

	Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter
	(in thousands, notional amounts where appropriate, otherwise carrying amounts)
Loans held for investment	$1,507	$6,293	$3,498	$1,108	$1,029	$25,695
Commercial mortgage-backed securities	1,435	3,369	3,917	4,573	8,729	63,814
Mortgages on real estate investments	23,647	135,547	73,811	78,942	270,043	393,928
Credit agreement	774	3,256	67,457	–	–	–
Secured term loan	3,208	15,380	13,602	12,349	13,405	33,406
Convertible senior notes	–	35,009	–	–	–	–
Other long-term debt	–	–	–	–	–	30,930

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During August 2011, our Board of Directors approved a share repurchase program authorizing us to repurchase in the aggregate up to $20 million of our outstanding common stock.  The program has no expiration date and permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws.  It does not obligate us to make any repurchases at any specific time or situation.  The timing and extent to which we repurchase our shares will depend upon a variety of factors, including market conditions, our liquidity, and regulatory requirements.

The following is a summary of our common stock repurchases during the three months ended September 30, 2011, all of which were conducted under the share repurchase program described above.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Repurchased Under the Program

July 1-31, 2011	—	—	—	—

August 1-31, 2011	890,324	$3.87	890,324	$16,554,259

September 1-30, 2011	693,003	$3.77	1,583,327	$13,945,076

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Securities and Rights Purchase Agreement dated as of August 1, 2011 among Caplease Investment Management, LLC, EVA LLC, NRF Cap, LLC and Caplease Credit LLC

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

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

CAPLEASE, INC.
Registrant

Date: November 8, 2011	/s/ Paul H. McDowell
Paul H. McDowell
Chairman and Chief Executive Officer

Date: November 8, 2011	/s/ Shawn P. Seale
Shawn P. Seale
Senior Vice President, Chief Financial Officer
and Treasurer