Form 10-K
period 2011-12-31
CapLease, Inc.
filed 2012-02-23
CIK 1057689

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the common stock, $0.01 par value per share, of CapLease, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $319 million, based upon the closing price of $4.91 on the New York Stock Exchange on such date.

As of February 23, 2012, there were 66,275,535 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2012 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are a real estate investment trust, or REIT, that primarily owns and manages single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. We focus on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance. We also have made and expect to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

In addition to our portfolio of owned properties, we have a modest portfolio of first mortgage loans and other debt investments on single tenant properties. That debt portfolio was reduced significantly during 2011 as a result of our sale of the assets and associated liabilities comprising our collateralized debt obligation, or CDO, as well as the individual sale of certain other loans and securities. While the focus of our investment activity is expected to remain the ownership of real properties, we may continue to make debt investments from time to time on an opportunistic basis in the future.

Our tenants are primarily large public companies or their significant operating subsidiaries and governmental entities with investment grade credit ratings, defined as a published senior unsecured credit rating of BBB-/Baa3 or above from one or both of Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). We also imply an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which we have obtained a private investment grade rating from either S&P or Moody’s, (iii) for which we have evaluated the creditworthiness of the tenant and estimated a credit rating that is consistent with an investment grade rating from S&P or Moody’s, or (iv) are governmental entity branches or units of another investment grade rated governmental entity.

Our portfolio produces stable, high quality cash flows generated by long-term leases to primarily investment grade tenants. As of December 31, 2011, we had an approximately $1.8 billion investment portfolio, including the following assets by type:

	Investment(1)
	(in thousands)	Percentage
Owned properties	$1,682,424	94.7%
Debt investments
Loans
Long-term mortgage loans	24,909	1.4%
Corporate credit notes	8,800	0.5%
Commercial mortgage loan securitizations	12,981	0.7%
Certificated mortgage loan investments	46,454	2.6%
Other	253	0.1%
Total	$1,775,821	100.0%

(1) Here and elsewhere in Item 1 of this Form 10-K, references to our “Investment” represent our carry value for financial reporting purposes before depreciation and amortization. With respect to our loan portfolio, we have adjusted our carry value to exclude a $0.5 million general loss reserve.

Our primary business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio. We continued to grow our portfolio during 2011, as we purchased two single tenant properties for a total purchase price of $53.5 million, completed the development of a build-to-suit project with a total investment of $8.1 million, and commenced another build-to-suit project with an expected total investment of $53 million. We also continued to strengthen our balance sheet and significantly reduced the number and size of our debt investments and significantly lowered our debt liabilities, primarily through the sale of the mortgage assets and associated liabilities comprising our CDO. During 2011, we reduced our debt investments by $263 million and debt obligations by $258 million, and brought down our leverage level by 600 basis points to 66%. During 2012, we expect to continue our portfolio growth momentum and continue to reduce our leverage.

Multi-Tenant Properties

As described above and throughout this Annual Report on Form 10-K, we primarily own and manage single tenant commercial real estate properties. However, as a result of lease non-renewals, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant. We may have additional multi-tenant properties in the future. The first multi-tenant property is located in Johnston, Rhode Island, and is currently vacant. The other two multi-tenant properties are located in Omaha, Nebraska: one on West Dodge Road, which we call the “Dodge Building,” and the other on Farnam Street, which we call the “Landmark Building.” We refer to these three properties as the “Multi-Tenant Properties” in this Form 10-K and have excluded them from certain of our statistical measures. When we refer to our “Single Tenant Portfolio” in this Form 10-K, we mean our entire portfolio (e.g., all owned properties, loans and securities) other than the three Multi-Tenant Properties, and when we refer to our “Single Tenant Owned Property Portfolio,” we mean our owned property portfolio other than the three Multi-Tenant Properties. See “Our Portfolio—Owned Properties—Multi-Tenant Properties” for additional information about the Multi-Tenant Properties.

Investment Strategy

We focus on the following core business strategies:

•	High Credit Quality Tenants. We primarily own and manage commercial real estate properties where the underlying tenant is of high credit quality. As of December 31, 2011, approximately 93% of our Single Tenant Portfolio was invested in properties leased to investment grade or implied investment grade tenants and the weighted average underlying tenant credit rating on our Single Tenant Portfolio was A-. Further, our top ten tenants, which comprise approximately 57% of our entire portfolio, were all rated investment grade or implied investment grade and had a weighted average credit rating of A+. As of December 31, 2011, our Single Tenant Portfolio had the following credit characteristics:

Credit Rating (1) (2)	Investment (in thousands)	Percentage
Investment grade rating of A- or A3 and above	$847,870	50.5%
Investment grade rating of below A- or A3	481,091	28.6%
Implied investment grade rating	233,388	13.9%
Non-investment grade rating	117,382	7.0%
Unrated	828	0.0%
	$1,680,559	100.00%

(1)	Reflects the tenant’s or lease guarantor’s actual or implied S&P rating or equivalent rating if rated only by Moody’s, or in the case of most of our CMBS securities, actual ratings of the securities. Table does not include the Multi-Tenant Properties.
(2)	Four of our owned real properties within the Single Tenant Owned Property Portfolio where our aggregate investment is $272,724 are leased to more than one tenant and, for purposes of determining the underlying tenant’s credit rating on these properties, we have considered the credit rating of only our primary tenant.

•	Long-Term Assets Held for Investment. We invest in commercial real estate assets subject to long-term leases. As of December 31, 2011, the weighted average underlying tenant remaining lease term on our Single Tenant Portfolio was approximately 7 years, including approximately 7 years in the Single Tenant Owned Property Portfolio. We intend to hold our assets for the long-term, capturing the stable cash flows that will be produced from the underlying high credit quality tenants.
•	Net Lease Focus. We focus on properties that are subject to a net lease where the tenant is typically responsible for all or substantially all of the property’s operating expenses. We believe that this asset class offers more stable and predictable returns than non-net leased properties and will allow us to grow our business more rapidly than we need to expand our general and administrative costs and headcount.
•	Match-Fund with Long-Term, Fixed Rate, Non-Recourse Debt. We seek to “match-fund” or substantially “match-fund” our assets with long-term, fixed rate, non-recourse financing. By “match-funded” debt, we mean the maturity of the debt matches as closely as possible the lease maturity of the asset financed. Our financing strategy allows us to invest in a greater number of assets and enhance our asset returns. The use of non-recourse debt enables us to isolate the default risk to solely the asset or assets financed. We also seek to employ amortizing debt on our assets, or debt that will diminish over time as we make scheduled principal payments.

Our Competitive Strengths

•	Established Investment and Portfolio Management Capabilities. We have an experienced in-house team of investment professionals that source, structure, review and close our transactions. In addition, we have developed an extensive national network of property owners, developers, investment sale brokers, tenants, borrowers, mortgage brokers, lenders, institutional investors and other market participants that helps us to identify and evaluate a variety of single tenant investment opportunities. We have developed a highly skilled asset management function for our assets which among other things monitors lease expirations and property operations and manages the renewal or re-let process on our properties.

•	Experienced Senior Management Team. Our senior management team is comprised of individuals with expertise in commercial real estate, credit capital markets, asset management and legal, and has worked together for many years through various business cycles. We have substantial experience investing at all levels of the capital structure of single tenant properties. Since 1996, we have originated and underwritten more than $4.5 billion in single tenant transactions, including debt, equity and mezzanine and involving more than 500 properties with more than 100 different tenants. Since our initial public offering in March 2004, we have purchased more than $1.7 billion of single tenant properties.

•	Stringent Underwriting Process. Since the founding of our predecessor entity in 1994, we have built and maintain today a strong credit philosophy and underwriting discipline. We have a comprehensive underwriting and due diligence process that is overseen by our investment committee, which consists of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. Our investment committee formally reviews and approves each investment we make prior to funding and all portfolio divestitures. We also have an investment oversight committee of the Board of Directors that approves investments in excess of $50 million.

•	Financing Expertise. We have substantial experience in financing single tenant assets. We have developed various financing structures that have enabled us to efficiently finance our assets, and we expect to continue to do so in the future as credit markets recover. The structures we have created have enabled us to enhance the returns on our portfolio without reducing credit quality in search of yield.

•	Market Expertise. We have been in the net lease business since 1994 and have recognized expertise in the net lease marketplace. We are highly skilled in analyzing single tenant leases and have developed a market leading franchise in our sector. Prior to our initial public offering in 2004, we were primarily a lender focused on originating first mortgage loans on net lease properties and selling substantially all of the loans we originated, either through whole-loan or small pool sales or through gain-on-sale commercial mortgage-backed securitizations.

Our Portfolio

Owned Properties

Owned properties comprise approximately 95% of our current portfolio on an investment basis. All of our owned properties have been acquired since the closing of our initial public offering in 2004. We invest in most commercial property types (e.g., office, warehouse, GSA and retail), and our investment analysis includes a thorough review of the credit quality of the underlying tenant and the strength of the related lease. We also analyze the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. We believe that over time, the value of our owned real estate will appreciate. For more detail on our due diligence process, please see “Transaction Review Process” below. We target properties that have one or more of the following characteristics:

•	located in primary metropolitan markets such as Philadelphia, Washington D.C., Chicago and New York/New Jersey;

•	fungible asset type that will facilitate a re-let of the property if the tenant does not renew;

•	barriers to entry in the property’s market, such as zoning restrictions or limited land for future development; and

•	core facility of the tenant.

As of December 31, 2011, we had an approximately $1.7 billion owned property portfolio. We believe the strength of this portfolio is exhibited by the following:

•	approximately 11.6 million rentable square feet with 96.1% occupancy;

•	64 properties in 26 states and leases with 34 different tenants across the Single Tenant Owned Property Portfolio;

•	no tenant represents more than five percent of our entire portfolio, except Nestlé Holdings, Inc. at 11.2% (three properties), the United States Government at 11.0% (seven properties) and TJX Companies, Inc. at 5.2% (one property);

•	95% investment grade or implied investment grade tenants in the Single Tenant Owned Property Portfolio;

•	weighted average tenant credit rating of A in the Single Tenant Owned Property Portfolio;

•	weighted average remaining lease term of approximately 7 years in the Single Tenant Owned Property Portfolio; and

•	well diversified portfolio by property type, geography, tenant and tenant industry.

The occupancy rate (at each year-end) and average annual rent per square foot (for each of the years) for our owned property portfolio for each of the last three years were as follows:

	2011	2010	2009
Occupancy rate	96.1%	95.9%	95.2%
Average annual rent per square foot	$11.42	$11.77	$12.84

Property Type Diversification

The following pie chart summarizes the property types comprising our owned property portfolio as of December 31, 2011.

Tenant Industry Diversification

The following table sets forth certain information regarding the tenant industry concentrations in our owned property portfolio as of December 31, 2011.

Industry	Weighted Average Credit Rating (1)	Investment (2) (in thousands)	Percent of Total
Insurance	A	$261,915	16.1%
Food & Beverage	AA-	258,724	15.9%
Government	AA+	212,461	13.0%
Financial	BBB-	145,871	9.0%
Grocery	BBB	108,986	6.7%
Retail Department Stores	A	93,016	5.7%
Building Materials	A	83,244	5.1%
Retail Jewelry	A-	77,640	4.8%
Automotive	BB+	67,900	4.2%
Engineering	BBB-	57,433	3.5%
Healthcare	AA-	49,084	3.0%
Communications	BBB	47,499	2.9%
Hotel	BBB	47,343	2.9%
Energy	BBB	33,119	2.0%
Publishing	BBB+	20,837	1.3%
Retail Drug	BBB+	18,468	1.1%
Other	N/A	44,938	2.8%
Total	A	$1,628,479	100.0%

(1)	Reflects actual or implied S&P rating (or equivalent rating if rated only by Moody’s) of tenant(s) or lease guarantor(s).

(2)	Table does not include the Johnston, Rhode Island property which is currently vacant. Table also does not include a portion of our investment attributed to vacant space in the Landmark building in Omaha, Nebraska.

Geographic Diversification

The following table sets forth certain information regarding the top twenty states where our owned properties are located as of December 31, 2011.

State	Number of Properties	Investment (in Thousands)	Percent of Total
PA	4	$205,937	12.2%
CA	7	202,197	12.0%
TX	6	135,604	8.1%
MD	4	130,766	7.8%
NJ	2	127,871	7.6%
IL	2	108,700	6.5%
IN	3	91,477	5.4%
VA	3	90,049	5.4%
CO	2	70,018	4.2%
KS	3	54,143	3.2%
NE	2	52,306	3.1%
RI	1	42,956	2.6%
KY	6	41,686	2.5%
AL	2	40,406	2.4%
WA	1	39,612	2.4%
GA	4	36,348	2.2%
TN	3	34,170	2.0%
LA	1	29,624	1.8%
WI	1	29,165	1.7%
FL	1	27,266	1.6%
NC	1	27,236	1.6%
NY	1	17,285	1.0%
Other	4	47,605	2.8%
Total	64	$1,682,424	100.0%

Lease Expirations

The following table sets forth certain information regarding scheduled lease expirations in our owned property portfolio as of December 31, 2011.

Year of Lease Expiration	Square Feet Subject to Expiring Lease	Current Annualized Base Rent (in thousands)	Percent of Annual Rent (1)
2012	2,757,308	$21,615	17.1%
2013	427,240	8,683	6.8%
2014	90,870	852	0.7%
2015	738,235	10,677	8.4%
2016	1,195,424	15,685	12.4%
2017	1,122,727	16,601	13.1%
2018	130,303	1,877	1.5%
2019	189,993	5,870	4.6%
2020	518,145	8,879	7.0%
2021	2,316,682	14,812	11.7%
Thereafter	1,643,439	21,204	16.7%

(1) Represents lease expiration dates as a percentage of current annualized rent on all properties other than the Johnston, Rhode Island property which is currently vacant.

The US Government (NIH) lease and the three Nestlé leases comprise virtually all of the square footage subject to expiring leases in 2012. We are in active discussions with the tenant and expect to extend or renew the leases at three of these four properties within the next few months. We do not expect to extend or renew the lease at the fourth property and are currently marketing that property for re-let at the conclusion of the existing lease term or sale. The four properties currently generate annual rental revenue in accordance with generally accepted accounting principles (GAAP) of $22.4 million. Assuming we enter into the lease renewals or extensions as expected, we estimate that the three properties will generate annual rental revenue in accordance with GAAP of $15.4 million (or $17.5 million assuming we also re-tenant the fourth property at our current estimate of market rent for that location). While the foregoing represents our best estimates, we cannot make any assurance regarding the expected outcomes of our leasing efforts at these properties, including as to when and on what terms we will be able to lease or sell any property which we may need to re-tenant.

The following is a tabular presentation of our owned property portfolio as of December 31, 2011:

							(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Purchase Date	Lease Maturity (1)	Form of Ownership	2012 Estimated Annual Rent (2)	Purchase Price	Investment (3)
Abbott Laboratories	6480 Busch Blvd, Columbus, OH	Office	111,776	11/2004	11/2016	Fee	$1,010	$12,025	$ 12,065
Abbott Laboratories	1850 Norman Drive North, Waukegan, IL	Office	131,341	8/2005	8/2017	Fee	1,770	20,325	20,362
Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	Office	122,605	10/2006	11/2016	Fee	1,887	24,255	25,688
Allstate Insurance Company	401 McCullough Drive, Charlotte, NC	Office	191,681	12/2005	12/2015	Fee	2,167	27,172	27,236
Allstate Insurance Company	1819 Electric Road (aka State Hwy. 419), Roanoke, VA	Office	165,808	12/2005	12/2015	Fee	2,307	28,928	28,935
AMEC plc	10777 Clay Road, Houston, TX	Office	227,486	6/2011	12/2020	Fee	2,058	25,000	25,437
Aon Corporation(4)	1000 Milwaukee Ave, Glenview, IL	Office	412,409	8/2004	4/2017	Fee	7,126	85,750	88,338
Baxter International, Inc.	555 North Daniels Way, Bloomington, IN	Warehouse	125,500	10/2004	9/2016	Fee	872	10,500	10,779
Bunge North America, Inc.	6700 Snowden Road, Fort Worth, TX	Industrial	107,520	4/2007	4/2026	Fee	685	10,100	10,268
Cadbury Holdings Limited	945 Route 10, Whippany, NJ	Office	149,475	1/2005	3/2021	Fee	3,740	48,000	50,231
Capital One Financial Corporation	3905 N. Dallas Parkway, Plano, TX	Office	159,000	6/2005	2/2015	Fee	2,353	27,900	31,175
Choice Hotels International, Inc.(5)	10720, 10750 & 10770 Columbia Pike, Silver Spring, MD	Office	223,912	11/2004	5/2013	Fee	5,747	43,500	47,343
Cimarex Energy Company (Development Property)(6)	206 S. Cheyenne, Tulsa, OK	Office	N/A	7/2011	N/A	Joint Venture/Fee	–	7,682	7,682
Cooper Tire & Rubber Company	500 Bartram Parkway, Franklin, IN	Warehouse	807,042	12/2010	5/2021	Fee	2,596	32,500	32,562
County of Yolo, California	25 North Cottonwood Street, Woodland, CA	Office	63,000	1/2007	6/2023	Fee	1,125	16,400	16,857
Crozer-Keystone Health System	8 Morton Avenue, Ridley, PA	Medical Office	22,708	8/2004	4/2019	Ground Lease	457	4,477	5,879
CVS Corporation	100 Mazzeo Drive, Randolph, MA	Retail	88,420	9/2004	1/2014	Fee	771	10,450	14,101
Farmers Group, Inc.	3039-3041 Cochran Street, Simi Valley, CA	Office	271,000	1/2007	1/2017	Fee	3,192	41,812	41,879
Farmers New World Life Insurance Company	3003 77th Avenue Southeast, Mercer Island, WA	Office	155,200	12/2005	12/2020	Fee	2,740	39,550	39,612
General Motors Financial Company, Inc.	4001 Embarcadero Drive, Arlington, TX	Office	246,060	12/2006	8/2017	Fee	3,273	43,000	43,374
Invesco Holding Co. Ltd.	4340, 4346 & 4350 South Monaco St., Denver, CO	Office	263,770	3/2006	10/2016	Fee	5,381	69,300	70,018
ITT Corporation	12975 Worldgate Drive, Herndon, VA	Office	167,285	5/2005	3/2019	Fee	5,520	46,081	56,747
Johnson Controls, Inc.	6750 Bryan Dairy Road, Pinellas Park, FL	Warehouse	307,275	12/2006	8/2016	Fee	2,159	27,000	27,266
Koninklijke Ahold, N.V.	4001 New Falls Road, Levittown, PA	Retail	70,020	6/2006	4/2026	Fee	1,439	18,575	21,104
Lowes Companies, Inc.(7)	26501 Aliso Creek Rd., Aliso Viejo, CA	Retail	181,160	5/2005	8/2024	Fee	3,467	52,860	53,621
Lowes Companies, Inc.	2401/2501 Elysian Fields Ave., New Orleans, LA	Office	133,841	11/2011	5/2030	Fee	2,314	28,474	29,624
Michelin North America, Inc.	5600 Cane Run Rd, Louisville, KY	Warehouse	150,000	9/2010	5/2021	Fee	804	8,071	8,071
Multi-tenant (currently vacant)	1301 Atwood Avenue, Johnston, RI	Office	345,842	4/2007	N/A	Ground Lease	–	55,443	42,956
Multi-tenant (Dodge building)	9394 West Dodge Road, Omaha, NE	Office	133,685	4/2007	Various	Ground Lease	2,316	10,785	18,617
Multi-tenant (Landmark building)	1299 Farnam Street, Omaha, NE	Office	292,714	4/2007	Various	Ground Lease	3,217	30,097	33,689
Nestle Holdings, Inc.	555 Nestle Way, Breinigsville, PA	Warehouse	1,045,153	4/2007	12/2012	Estate for Years	9,451	74,215	85,938
Nestle Holdings, Inc.(8)	2909 Pleasant Center Road, Fort Wayne, IN	Warehouse	764,177	4/2007	12/2012	Estate for Years	5,643	43,837	48,136
Nestle Holdings, Inc.(9)	2 Nestle Way, Lathrop, CA	Warehouse	751,021	4/2007	12/2012	Estate for Years	6,010	52,357	64,151
Omnicom Group, Inc.	1660 North Westridge Circle, Irving, TX	Office	101,120	6/2005	5/2013	Fee	1,409	18,100	18,333
Pearson Plc.	3833 Greenway and 2201 Noria Road, Lawrence, KS	Office	194,665	4/2006	4/2021	Fee	1,529	20,750	20,837
The Kroger Co.	Various locations in KY (five), GA (four), and TN (two)	Retail	685,135	4/2007	1/2022	Estate for Years	5,364	64,037	87,882
Tiffany & Co.	15 Sylvan Way, Parsippany, NJ	Office/Warehouse	367,740	9/2005	9/2025	Fee	4,982	75,000	77,640
Time Warner Entertainment Company, L.P.	1320 North Dr. Martin Luther King Jr. Drive, Milwaukee, WI	Office	154,849	11/2006	12/2016	Fee	2,144	28,530	29,165
TJX Companies, Inc.	2760 Red Lion Road, Philadelphia, PA	Warehouse	1,015,500	3/2006	6/2021	Fee	6,215	90,125	93,016
T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	Office	69,287	11/2006	1/2017	Fee	1,434	16,195	16,250
United States Government (FBI)	200 McCarty Avenue, Albany, NY	GSA (US Government)	98,184	10/2006	9/2018	Fee	1,312	16,350	17,285
United States Government (SSA)	1029 Camino La Costa, Austin, TX	GSA (US Government)	23,311	8/2005	2/2016	Fee	710	6,900	7,016
United States Government (DEA)	1003 17th Street North, Birmingham, AL	GSA (US Government)	35,616	8/2005	12/2020	Fee	1,297	13,369	13,770
United States Government (FBI)	1100 18th Street, North, Birmingham, AL	GSA (US Government)	96,278	8/2005	5/2020	Fee	2,797	21,850	26,636
United States Government (EPA)	300 Minnesota Avenue, Kansas City, KS	GSA (US Government)	71,979	8/2005	3/2023	Fee	2,652	29,250	33,306
United States Government (NIH)(10)	6116 Executive Bvd, Bethesda, MD	GSA (US Government)	207,055	9/2005	5/2012	Fee	3,486	81,500	83,423
United States Government (VA)	Lot 37, Santiago De los Caballeros Avenue, Ponce, PR	GSA (US Government)	56,500	11/2004	2/2015	Fee	1,300	13,218	13,758
Walgreen Co.	700 Frederick Blvd, Portsmouth, VA	Retail Drug	13,905	11/2004	7/2018	Fee	356	4,165	4,367
			11,579,010				$130,583	$1,575,762	$ 1,682,424

(1)	Except in the case of our Multi-Tenant Properties, includes lease maturity for our primary tenant. Four of our owned properties within the Single Tenant Owned Property Portfolio are leased to more than one tenant (see footnotes (4), (5), (7) and (10) below).
(2)	Reflects scheduled base rent due for 2012 under our lease with the tenant or tenants. Does not reflect straight-line rent adjustments required under GAAP. Also does not include expense recoveries or above or below market rent amortization adjustments required by GAAP.
(3)	Includes carry value of any related intangible assets under GAAP.
(4)	As of December 31, 2011, approximately 2% of the property was leased to one other tenant.
(5)	As of December 31, 2011, approximately 22% of the property was leased to seven other tenants.
(6)	We are currently funding construction of the property through a joint venture with the developer. We will acquire the developer’s interest in the joint venture upon completion of construction (estimated in first quarter 2013), at which time the lease with the tenant, which is for a twelve year term, will commence.
(7)	As of December 31, 2011, approximately 18% of the property was leased to two other tenants.
(8)	Property is 100% subleased to General Mills Operations, Inc. through and until the scheduled lease maturity.
(9)	Property is 100% subleased to Del Monte Corporation through and until the scheduled lease maturity.
(10)	As of December 31, 2011, approximately 6% of the property was leased to three other tenants.

Estate for Years and Ground Leased Properties

With respect to certain of our owned properties, we own the improvements on the land and control the land through an estate for years with an option to enter into a ground lease at the expiration of the estate for years (Nestlé and Kroger properties). A third party who we refer to as a remainderman owns the remaining interest. For each of these properties, we also have an option to purchase the land at the expiration of the estate for years and on the last day of the primary term and each renewal term of the ground lease from the remainderman for fair market value. If we exercise the purchase option, the fair market value will be agreed to by us and the remainderman or if the parties cannot agree determined through an appraisal process. For certain of our other owned properties, we own the improvements on the land and control the land through a ground lease (Crozer-Keystone Health System, Omaha, Nebraska properties and Johnston, Rhode Island property). A third party owns and leases the land to us. We have the right to transfer our interest in all of these properties at any time and our interest in all of these properties will revert to the remainderman or land owner at the expiration of the ground lease estate unless we have purchased the land or extended the leasehold estate. The approximate duration of our interest in these properties assuming the full estate for years term, if any, and all ground lease options are exercised, is as follows: Nestlé properties, 61 years; Kroger properties, 70 years; Omaha, Nebraska properties, 64 years; Crozer-Keystone Health System property, 35 years; and Johnston, Rhode Island property, 48 years.

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

The following table summarizes certain additional information about the two Omaha, Nebraska properties (the Dodge Building and the Landmark Building) as of December 31, 2011:

Location	Pct Leased	Number of Tenants	Major Tenants (Lease Maturity (1))

9394 West Dodge Road, Omaha, NE	99%	6	Hayneedle Inc. (Feb 2016), The Maids International, Inc. (Aug 2016), Union Pacific Railroad Company (Jun 2018), Dex Media, Inc. (Jun 2013)
1299 Farnam Street, Omaha, NE	68%	14	Pacific Life Insurance Company (Jun 2015), Adesta, LLC (Aug 2013), Stinson Morrison Hecker (Jun 2015), Booz Allen Hamilton (Jun 2013)

(1)	Reflects the date of the tenant’s early termination option where applicable, which if exercised would require the tenant to pay an early termination fee.

We continue to actively market the remaining space in the Landmark Building to prospective tenants and expect to fill that space over time, though we cannot make any assurance as to when and on what terms will be able to do so.

Loan Investments

Loan investments comprise approximately 2% of our current portfolio, compared to 11% of our portfolio at December 31, 2010. During 2011, we significantly reduced the size of our loan investment portfolio, primarily through the sale of our CDO during September.

All of our existing loan investments were originated and underwritten by us and are secured by single tenant commercial real estate collateral. Our loan investments are comprised of:

•	Long-term mortgage loans: nine fully or nearly fully amortizing first mortgage loans on properties subject to long-term net leases.
•	Corporate credit notes: four fully amortizing notes, each of which represents one of two notes comprising a single first mortgage loan on a net lease property with loan cash flows allocated and priorities to the loan collateral established among the two notes. Each corporate credit note generally ranges from 10% to 20% of the original loan amount, and has a junior claim on the real estate mortgage, but a senior claim on the rents in the event of a tenant bankruptcy and lease rejection.

 We expect our new investment activity will continue to consist primarily of the ownership of real properties. However, we may make long-term mortgage loans, corporate credit notes and other loan and loan type investments, including mezzanine loans, bridge loans, development loans and preferred equity financings, from time to time in the future.

As of December 31, 2011, we had an approximately $33.7 million loan portfolio. We believe the strength of our loan portfolio is exhibited by the following:

•	weighted average remaining lease term on the underlying leases of approximately 14 years;
•	77% investment grade or implied investment grade underlying tenants;
•	loan investments on 13 properties in 12 states with 7 different underlying tenant obligors; and
•	weighted average underlying tenant credit rating of BBB+.

The following is a tabular presentation of our loan portfolio as of December 31, 2011:

							(in thousands)
							Original
Tenant or Guarantor	Location	Property Type	Square Feet	Coupon	Lease Expiration	Loan Maturity	Principal Balance	Principal Balance	Carry Value	Loan to Realty Value (1)
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	Bank Branch	4,500	6.42%	12/2026	12/2026	$3,469	$3,185	$3,185	72%
CVS Corporation	Evansville, IN	Retail Drug	12,900	6.22%	1/2033	1/2033	3,351	3,081	3,081	70%
CVS Corporation	Greensboro, GA	Retail Drug	11,970	6.52%	1/2030	1/2030	1,395	1,207	1,207	71%
CVS Corporation	Shelby Twp., MI	Retail Drug	11,970	5.98%	1/2031	1/2031	2,540	2,353	2,353	83%
Koninklijke Ahold, N.V.	Bensalem, PA	Retail	67,000	7.24%	5/2020	5/2020	3,153	2,405	2,438	69%
Lowes Companies, Inc. (2)	Framingham, MA	Retail	156,543	N/A	10/2031	9/2031	5,545	5,613	1,673	81%
Walgreen Co.	Dallas, TX	Retail Drug	14,550	6.46%	12/2029	12/2029	3,534	3,041	3,041	71%
Walgreen Co.	Nacogdoches, TX	Retail Drug	14,820	6.80%	9/2030	9/2030	3,649	3,267	3,267	64%
Walgreen Co.	Rosemead, CA	Retail Drug	12,004	6.26%	12/2029	12/2029	5,333	4,665	4,665	65%
							31,969	28,816	24,909

Corporate Credit Notes
Federal Express Corporation	Bellingham, WA	Warehouse	30,313	5.78%	10/2018	3/2015	362	161	160	60%
Hercules Incorporated	Wilmington, DE	Office	518,409	9.32%	5/2013	5/2013	20,000	7,806	7,806	65%
Lowes Companies, Inc.	N. Windham, ME	Retail	138,134	5.28%	1/2026	9/2015	1,140	520	515	75%
Walgreen Co.	Jefferson City, TN	Retail Drug	14,266	5.49%	3/2030	5/2015	786	319	319	76%
							22,288	8,806	8,800

Total							$54,257	$37,622	$33,709

(1)	All percentages have been rounded to the nearest whole percentage. Loan to realty value is the ratio of the principal balance of the loan as of December 31, 2011 to the appraised value of the real estate that secures the loan at the time the loan was made. The current value of the real estate may be different. The loan to realty value for each corporate credit note includes the principal balance of the portion of the loan we have sold.
(2)	The loan is a zero coupon note, with a balloon balance of $9,784 due in full at the maturity date of September 2031.

Commercial Mortgage-Backed and Other Real Estate Securities

As of December 31, 2011, real estate securities aggregated approximately $59.4 million, or approximately 3% of our portfolio. During 2011, we significantly reduced the size of our securities portfolio, primarily through the sale of our CDO during September.

Our securities investments are currently comprised primarily of pro rata investments in one or more first mortgage loans on properties net leased to a single tenant. While these investments are structurally similar to our long-term mortgage loan investments, we classify them as securities for financial reporting purposes because they have a CUSIP number. Our securities investments also include senior, subordinate and interest-only classes of primarily net lease loan securitizations.

The weighted average credit rating on our securities portfolio was BB+ as of December 31, 2011, with 55% of the portfolio rated investment grade or implied investment grade. These statistics reflect the actual ratings on our CMBS securities and underlying tenant ratings on our other real estate securities.

Our securities investments as of December 31, 2011 are summarized in the following table:

		(in thousands)
Security Description	CUSIP No.	Face Amount (1)	Carry Value	Cost Basis	Coupon	Maturity Date
Investments in Commercial Mortgage Loan Securitizations
BACM 2006-4, Class H (rated CCC)	05950 WAT5	$4,000	$800	$-	5.98%	Sep 2016
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	05947 UJE9	656	555	555	8.44%	Sep 2019
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	05947 UJF6	1,001	828	828	8.40%	Jan 2021
CALFS 1997-CTL1, Class D (rated B-)	140281 AF3	3,000	1,200	3,000	6.16%	Dec 2016
CapLease CDO 2005-1, Class A (rated BBB+)	140274 AA9	2,661	2,345	2,326	4.93%	Jan 2015
CapLease CDO 2005-1, Class B (rated BBB-)	140274 AC5	2,000	1,410	1,400	5.04%	Jan 2015
CMLBC 2001-CMLB-1, Class H (rated B-)	201736 AM7	11,907	2,639	7,139	6.25%	Mar 2024
CMLBC 2001-CMLB-1, Class J (rated D)	201736 AN5	6,383	672	756	6.25%	Oct 2025
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	63859 CCG6	3,916	2,533	3,916	10.36%	Jan 2024
		35,523	12,981	19,918

Investments in Certificated Mortgage Loan Transactions
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B)	72817#AA6	24,527	20,648	24,818	6.70%	Sep 2020
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	126650 BB5	16,867	17,410	16,867	5.88%	Jan 2028
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	008686 AA5	7,489	8,395	7,578	7.82%	Jan 2019
		48,882	46,454	49,263

Total		$84,405	$59,435	$69,181

(1) Represents face amount or, in the case of the NLFC 1999-LTL-1, Class X (IO) bond, our amortized cost.

We have adopted the cost-recovery method, in which all receipts are applied to reduce our cost basis, on a limited number of our securities investments.

The weighted average life of our securities portfolio as of December 31, 2011 was 6.7 years.

Portfolio Financing

Our portfolio financing strategy is to finance our portfolio with long-term fixed rate debt, as soon as practicable after we invest, on a secured, non-recourse basis. We seek to finance the portfolio with “match-funded” or substantially “match-funded” debt, meaning that we obtain debt whose maturity matches as closely as possible the maturity of the asset financed. By doing so, we attempt to lock-in the positive spread on the assets (representing the difference between our yield and our cost of financing). We also employ amortizing debt on our assets, or debt that will diminish over time as we make scheduled principal payments. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.

As of December 31, 2011, our long-term asset financings were comprised of non-recourse first mortgage financings (on most of our owned real properties) and one non-recourse secured term loan (completed in December 2007). We sold another term financing structure, our March 2005 CDO, during September 2011. We also have financed certain of our assets on a floating rate revolving credit agreement with Wells Fargo Bank.

As of December 31, 2011, the following statistics summarize various aspects of our overall portfolio financing position:

•	overall leverage of approximately 66%;
•	$972.9 million of non-recourse first mortgage debt at a weighted average coupon of 5.55% and a weighted average effective financing rate of 5.6%;
•	$88.1 million of non-recourse secured term debt at a coupon of 5.81% and an effective financing rate of 6.0%; and
•	$70.7 million of recourse debt to Wells Fargo Bank under a floating rate LIBOR based revolving credit agreement at an effective financing rate of 3.6%.

Since 2008, we have been lowering our overall leverage level and we expect to continue to do so in the future. As part of efforts to continue to reduce leverage, we may increase the number of assets we own without financing. Since 2008, we have reduced debt obligations by $454 million and reduced overall leverage by 13 percentage points to 66%. We expect our leverage levels to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

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

We will continue to seek to manage our interest rate exposure taking into account market conditions, the cost of and risks associated with the hedging transactions and the limitations on hedging transactions imposed by the REIT tax rules. As of December 31, 2011, we had no open hedge transactions.

Revenue Concentrations in 2011

The United States Government accounted for approximately 12.8% of our total revenue during 2011. The United States Government and Nestlé Holdings, Inc. accounted for approximately 14.6% and 10.3%, respectively, of our total revenue from our owned properties segment during 2011. Other than the foregoing, we had no greater than 10% revenue concentrations based on total revenue or on a total revenue by segment basis during 2011. Approximately 12.1% and 11.3%, respectively, of our total revenue from our debt investments segment during 2011 was obtained from investments where CVS Corporation and Kohl’s Corporation is the tenant (or lease guarantor), but not our obligor.

Investment Network

Our level of new investment activity is influenced by market conditions. During 2011, we purchased two single tenant properties for a total purchase price of $53.5 million, completed the development of a build-to-suit project with a total investment of $8.1 million, and commenced another build-to-suit project with an expected total investment of $53 million. We expect to continue our portfolio growth momentum during 2012.

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

We primarily source property acquisition opportunities through investment sale brokers and directly from a growing number of developers and owners or investors in real estate assets. We expect these same contacts will periodically identify loan business for us.

During 2010, we launched a development joint venture program designed to source build-to-suit investments at higher rates of return relative to completed projects. We believe that by entering into projects with established developer partners, we can provide the capital needed to get projects built, while at the same time, securing long-term investment assets for our company at yields significantly higher than those available for completed properties. The program is being met with significant interest from developers and tenants, and during 2011, we completed one project (for Michelin North America, Inc.) and commenced a second (for Cimarex Energy Co.) which is scheduled for completion during the first quarter of 2013.

Transaction Review Process

Once a prospective investment opportunity is identified, the potential transaction undergoes a comprehensive review and due diligence process that is overseen by our investment committee, which consists of our key employees, including the chief executive officer, president, chief financial officer and chief investment officer. The focus of our asset review falls into four primary areas:

•	credit and financial analyses of the tenant as well as an assessment of the tenant’s business, the overall industry segment and the tenant’s market position within the industry;
•	lease quality, including an analysis of the term, tenant termination and abatement rights, landlord obligations and other lease provisions;
•	a real estate fundamentals review and analysis;
•	an analysis of our ability to finance the asset; and
•	an analysis of the risk adjusted returns on the investment.

Prior to entering into any transaction, our investment professionals, assisted by our chief investment officer and chief financial officer as necessary, conducts a review of the tenant’s credit quality. This review may include reviews of publicly available information, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization and other financial metrics.

While we have no defined minimum credit rating or balance sheet size for tenants, we anticipate that a majority of our tenants will have investment grade or implied investment grade credit ratings. For those tenants that either are below investment grade or are unrated, we may conduct additional due diligence, including additional financial reviews of the tenant and a more comprehensive review of the business segment and industry in which the tenant operates.

Assuming that the credit of the tenant under the lease is satisfactory, a thorough review is then conducted into the quality of the lease, focusing primarily on the landlord’s obligations under the lease and those provisions of the lease that would permit the tenant to terminate or abate rent prior to the conclusion of the primary lease term. We analyze the lease to ensure that all or substantially all of the property expenses are borne by the tenant or that any property expenses not borne by the tenant are sufficiently underwritten to assure that we can isolate a predictable cash flow from the asset. Each lease is also reviewed by outside counsel and a lease summary is provided to our investment professionals for use in evaluating the transaction.

We conduct a review with respect to the quality of the real estate subject to the lease. The property is reviewed from a traditional real estate perspective, including quality of construction and maintenance, location and value of the real estate and technical issues such as title, survey and environmental. Appraisals, environmental and engineering reports are obtained from third-parties and reviewed by our investment professionals and/or legal counsel. We thoroughly review the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. As described in detail under “Our Portfolio—Owned Properties” above, we target properties with one or more of the following: located in a primary metropolitan market, fungible asset type, barriers to entry in the market, and a core facility of the tenant. In addition, we may evaluate, or engage a third-party provider to evaluate, alternative uses for the real estate and the costs associated with converting to such alternative uses, as well as examine the surrounding real estate market in greater detail.

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

Asset Management

We manage a diverse portfolio of primarily single tenant commercial real estate assets. For our owned properties where we are responsible for day-to-day management of the property, we typically hire third party property managers who are overseen by employees of our company. Our owned property investments also require that we perform a variety of asset management functions, such as:

•	meeting periodically with our tenants;
•	monitoring lease expirations and tenant space requirements and renewing leases as they mature or re-letting space;

•	monitoring the financial condition and credit ratings of our tenants;
•	performing physical inspections of our properties;
•	making periodic improvements to properties where required;
•	monitoring portfolio concentrations (e.g., tenant, industry); and
•	monitoring real estate market conditions where we own properties.

 Asset Surveillance System

We also have created an on-going asset surveillance system that:

•	tracks the status of our investments and investment opportunities;
•	links into a management program that includes the underlying asset acquisition documents;
•	loads expected asset cash flows from our investment files into the system;
•	imports data from the system into our financial accounting system;
•	monitors actual cash flows on each asset through servicer reports;
•	immediately identifies issues such as non-payment of rent and servicer advances of rent or debt service through servicer exception reports; and
•	automatically generates system e-mail notifications when the credit ratings of underlying tenants change.

Through this single system we are able to track and document the entire lifecycle of our assets.

Closing Process

From the time we begin to consider an investment until the investment is closed, the prospective transaction undergoes a variety of defined steps and procedures. In connection with the closing process, we will typically need to rely on certain third parties not under our control, including tenants, sellers, lenders, brokers, outside counsel, title companies, environmental consultants, appraisers, engineering consultants and other product or service providers. Our personnel carefully manage the closing process and have developed a streamlined set of procedures, checklists and relationships with many of the third-party providers with whom we do business on an on-going basis.

As set forth under “Transaction Review Process” above, each transaction goes through a multi-stage review overseen by our investment committee. Transaction review and the documentary process surrounding it is supported by the use of standardized transaction documents, including closing checklists and form acquisition documents. All of our transactions are closed by our in-house closing staff. That staff seeks to close our property acquisitions four to eight weeks after a purchase and sale agreement is signed, while at the same time maintaining our transaction review standards.

Competition

We are subject to significant competition. Our competitors include other public and private REITs, private real estate companies, pension funds and individuals. We may face new competitors and, due to our focus on single tenant properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we will not encounter the same competitors in each region of the United States.

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

Prior to acquisition of a property, we obtain Phase I environmental reports. These reports are prepared in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property and nearby or adjoining properties. We may also obtain a Phase II investigation which may include limited subsurface investigations and tests for substances of concern where the results of the Phase I environmental reports or other information indicates possible contamination or where our consultants recommend such procedures.

We believe that our portfolio is in compliance in all material respects with all federal, state and local laws and regulations regarding hazardous or toxic substances and other environmental matters.

At December 31, 2011, we were not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2011, we had 19 full-time employees. We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and rating agencies. We believe that our relations with our employees are good. None of our employees are unionized.

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

We also make available free of charge on or through our Web site (www.caplease.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Investors can access our filings with the SEC by visiting the “Investors” section of our web site at www.caplease.com.

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

Current economic and commercial real estate conditions continue to show signs of weakness and uncertainty and could negatively impact our ability to execute on our business plan. For example, these conditions could adversely impact our ability to:

•	add new assets to the portfolio, which could cause our common stock price to decline;
•	retain tenants or promptly re-let vacant space on favorable terms as leases mature, which could result in a reduction of our funds from operations and cash available for distribution;
•	sell assets or refinance debt on favorable terms or at all, which could result in a reduction of our results of operations and weaken our liquidity and financial condition; and
•	raise additional equity capital to support our business on favorable terms or at all, which could cause our common stock price to decline.

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

We primarily own and manage commercial real estate properties that are leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a complete reduction in the operating cash flows from that property and a significant reduction in the value of that property, and could cause a significant reduction in our revenues, cash flows and hence our liquidity, and a significant impairment loss recorded directly to our Statement of Operations.

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

An adverse change in the financial condition of one or more tenants could have a material adverse impact on us.

We rely on rent payments from our tenants for our cash flows and make property investments based on the financial strength of such tenant and our expectations of their continued payment of rent under the lease. Therefore, adverse changes in the financial condition of the tenants or the certainty of their ability to pay rents could have a material adverse impact on us. For example:

•	The bankruptcy or insolvency of any of our tenants could result in that tenant ceasing to make rental payments, resulting in a reduction of our cash flows and losses to our company. In addition to the rent loss, due to our focus on net leased properties, our expenses will likely increase as the tenant will no longer pay or reimburse us for the operating costs at the property.

•	The credit quality of the tenant or tenants is frequently a significant factor in determining the value of our properties, and an adverse change in the subject tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our properties and a resulting impairment charge directly to our Statement of Operations.
•	An adverse change in the financial condition of one or more of our tenants or a decline in the credit rating of one or more of our tenants could result in a margin call if the related asset is being financed on our Wells Fargo Bank credit agreement, and could make it more difficult for us to arrange long-term financing for that asset, including by increasing our cost of financing.

 Our assets may be subject to impairment charges, which could materially adversely affect our financial condition and results of operations.

We periodically evaluate our investments for impairment indicators. If we determine that an impairment has occurred (and solely in the case of our securities investments, the impairment is due to credit factors), we would be required to reduce the carrying value of the investment, and record a loss directly to the Statement of Operations in the applicable period. The judgment regarding the existence of impairment indicators is based on a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants, our expectations regarding future cash flows and the estimated fair value of our investment and/or related collateral. We incurred substantial impairment charges in each of the last three years, including $7.7 million of other-than-temporary impairment losses on one of our securities investments during 2010, and $11.9 million of impairment losses on an owned property in 2009. We may continue to take similar impairment charges in the future. These impairments could have a material adverse effect on our financial condition and results of operations.

Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects the lease.

We rely on rent payments from the tenant to service our financing of the asset and generate the return we expect to earn. If the tenant becomes insolvent or bankrupt, they have the right under the United States Bankruptcy Code to reject the lease and rent payments could cease. In such a case, our remedies will be limited under the Bankruptcy Code. The premises may not be recoverable promptly from the tenant and our claim for damages, which will be unsecured and is limited to rent under the lease for the greater of one year or 15 percent (but not more than three years) of the remaining term, plus rent already due but unpaid, may not be sufficient to cover our debt service and any other expenses with respect to the property.

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to tenant credit concentrations, the most significant of which are the following as of December 31, 2011:

•	approximately $198.2 million, or 11.2%, of our assets represent investments in three properties leased to, or leases guaranteed by, Nestlé Holdings, Inc.;
•	approximately $195.2 million, or 11.0%, of our assets represent investments in seven properties leased to the United States Government; and
•	approximately $93.0 million, or 5.2%, of our assets represent investments in one property leased to, or lease guaranteed by, TJX Companies, Inc.

Any bankruptcy, insolvency or failure to make rental payments by, or any adverse change in the financial condition of, one or more of these tenants, or any other tenant to whom we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows and hence our liquidity or material losses to our company.

We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

We are subject to industry concentrations, the most significant of which are the following as of December 31, 2011:

•	approximately $261.9 million, or 16.2%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company and Aetna Life Insurance Company);
•	approximately $258.7 million, or 16.0%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the food and beverage industry (e.g., Nestlé Holdings, Inc. and Cadbury Holdings Limited);

•	approximately $212.5 million, or 13.1%, of our assets represent investments in properties leased to, or leases guaranteed by, federal or state governmental entities or branches or units thereof (e.g., United States Government and County of Yolo, California);

•	approximately $145.9 million, or 9.0%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the financial industry (e.g., Capital One Financial Corporation, General Motors Financial Company, Inc. and Invesco Holding Co. Ltd.);

•	approximately $109.0 million, or 6.7%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail grocery industry (e.g., The Kroger Co. and Koninklijke Ahold, N.V.);

•	approximately $93.0 million, or 5.2%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail department stores industry (TJX Companies, Inc.); and

•	approximately $83.2 million, or 5.1%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the building materials industry (Lowe’s Companies, Inc.).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows and hence our liquidity or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2011:

•	approximately $208.4 million, or 11.8%, of our assets represent investments in properties located in the Philadelphia, Pennsylvania metropolitan area;

•	approximately $187.5 million, or 10.6%, of our assets represent investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $127.9 million, or 7.2%, of our assets represent investments in properties located in the New York City and Northern New Jersey area;

•	approximately $108.7 million, or 6.1%, of our assets represent investments in properties located in the Chicago, Illinois metropolitan area;

•	approximately $106.2 million, or 6.0%, of our assets represent investments in properties located in the Dallas/Fort Worth, Texas metropolitan area; and

•	approximately $100.2 million, or 5.7%, of our assets represent investments in properties located in the Southern California area.

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

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $117.4 million, or 7.0%, of our portfolio as of December 31, 2011). Investments backed by below investment grade tenants comprised a larger percentage of our new investment activity during 2010 and 2011 and may continue to do so in the future. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

Our investments in assets where the underlying tenant does not have a publicly available credit rating expose us to certain risks.

We have historically been successful at obtaining attractively priced long-term financing for our assets due in part to the high credit quality of the underlying tenant. When we invest in a property where the underlying tenant does not have a publicly available credit rating, we rely on our own estimates of the tenant’s credit rating. If our lender disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage and/or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

Real estate investments are relatively illiquid and their values may decline.

Real estate investments are relatively illiquid. Our ability to vary our portfolio by selling and buying investments in response to changes in economic and other conditions is limited. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our investments, our ability to do so and the prices we receive upon sale may be affected by many factors, including debt structures in place on the investment, any limits of our form of property ownership such as an estate for years or ground lease, the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our investments for an extended period of time or without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition.

Our real estate investments are subject to risks particular to real property.

We are subject to general risks of investing in real estate. These risks may include those listed below:

•	non-performance of lease obligations by tenants;
•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	adverse changes in national and local economic and market conditions;
•	the costs of complying or fines or damages as a result of non-compliance with the Americans with Disabilities Act;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	the ongoing need for capital improvements, particularly in older structures; and
•	other circumstances beyond our control.

Should any of these events occur, our financial condition, liquidity and operating results could be adversely affected.

Risks Related to Ownership of Real Estate

We may not be able to renew our leases or re-lease our properties.

Upon the maturity of leases at our properties, we may not be able to renew the leases or re-let all or a portion of that property, or the terms of renewal or re-letting (including the cost of concessions to tenants) may be less favorable to us than the current lease terms. We focus on single tenant properties and non-renewal of the lease by the tenant is likely to result in some downtime before the property is re-leased and a complete reduction in the cash flows from the property until the property is re-let. In addition, we will be responsible for all of the operating costs following a vacancy at a single tenant building. If we are unable to renew existing leases or re-let promptly all or a substantial portion of the space located in our properties, or if the rental rates upon renewal or re-letting are significantly lower than the current rates, our funds from operations and cash available for distribution to stockholders will be adversely affected due to the resulting reduction in rental receipts and increase in property operating costs.

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

We have begun and expect to continue to make new investments through our construction to acquisition program, where we fund all or substantially all of the construction costs for a build-to-suit project through a joint venture with a developer partner. As of December 31, 2011, we had one project in process (scheduled for completion in the first quarter of 2013) where we have funded $8.2 million toward a total expected investment including amounts borrowed of approximately $53 million. We are subject to certain risks associated with the development of this or any other property we intend to develop, including the following:

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

Our ownership interest in certain properties includes an estate for years in or a ground lease of the land, along with fee title to the improvements on the land. An estate for years and a ground lease are more limited forms of ownership than a fee interest, as they generally mean that another unrelated party has a present or future interest in the land. Our estate for years and ground lease investments are subject to a variety of risks which could materially adversely impact the value of our investment, such as:

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

The Financial Accounting Standards Board and International Accounting Standards Board have proposed accounting rules that may be adopted in 2012 or 2013 and would require tenants (but not landlords) to capitalize all leases on their balance sheets by recognizing their rights and obligations. Because landlords are exempted from the rules in their current form, our financial statements are not expected to be materially impacted. However, there can be no assurance that landlords will continue to be exempted from any final rules that may be adopted. If any final rules do not exempt landlords, our financial statements could be materially impacted such as by capitalizing our leases and changing the timing of recognition of lease income. If the proposal is adopted in its current form, it could adversely affect us by causing tenants to approach their leasing decisions differently. Tenants may favor owning as opposed to leasing properties, because this accounting change would remove many of the differences in the way tenants account for owned property versus leased property. Tenants may also prefer shorter lease terms, in an effort to reduce the lease liability required to be recorded on the balance sheet. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rules would require a tenant to assume that a renewal right would be exercised and accrue a liability relating to the longer lease term.

Risks Related to Debt Assets

We invest in CMBS securities, including subordinate securities, which entail significant risks.

We invest in commercial mortgage-backed securities, or CMBS. CMBS securities entitle the holder to receive payments that depend primarily on the cash flow from a specified pool of commercial mortgage loans. Our CMBS investments primarily include classes of securities backed by pools of first mortgage loans on net lease properties (with most of the underlying loan collateral originated by us in the mid to late 1990s). Generally, we have invested in subordinate classes of the securitization pool, or securities that are in a near “first loss” position in the event of losses on the assets within the pool. Consequently, in the event of a loss on one or more commercial real estate loans contained in a securitization, we could lose all or a substantial portion of our investment in the related security.

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

We have made and may continue to make in the future mezzanine and other generally subordinate investments. These investments generally involve a higher degree of risk than our first mortgage loans. We may not be able to recover some or all of any future mezzanine investments.

We may be required to repurchase assets that we have sold or to indemnify holders of the debt issued in our term financings.

If any of the assets we have pledged to obtain long-term financing do not comply with representations and warranties that we make about certain characteristics of the assets, the borrowers and the underlying properties, we may be required to repurchase those assets, repay the related borrowings or replace the assets with substitute assets. In addition, in the case of assets that we have sold such as those in our CDO, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased assets may require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets may be limited. Any significant repurchases, repayments or indemnification payments could materially and adversely affect our financial condition, liquidity and operating results.

Risks Related to Borrowings

Our use of debt financing could have a material adverse effect on our financial condition.

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments on the debt, and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness. As of December 31, 2011, the scheduled principal payments on our long-term debt over the next five years and thereafter were as follows:

	Expected Maturity Dates
	2012	2013	2014	2015	2016	Thereafter
	(in thousands, notional amounts)
Mortgages on real estate investments	$136,077	$74,371	$79,534	$270,668	$281,147	$127,207
Credit agreement	3,271	67,397	–	–	–	–
Secured term loan	15,380	13,602	12,349	13,405	12,528	20,878
Convertible senior notes	35,009	–	–	–	–	–
Other long-term debt	–	–	–	–	30,930	–

Included in the above amounts are balloon payments on our debt instruments, including $117 million of non-recourse mortgage debt due in August 2012 on our three Nestlé properties and $35 million of convertible senior notes that may be put to us by the holders in October 2012. Most of our debt provides for balloon payments that are payable at maturity. Our ability to make these balloon payments will depend upon our ability to refinance the related debt, raise additional equity capital and/or sell assets or any related collateral. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any. We cannot provide any assurance that we will be able to repay our debt or refinance it on terms as favorable as the existing indebtedness or at all. If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related collateral at a price that generates sufficient proceeds to make the scheduled balloon payments, we could lose all or a substantial portion of our investment in the asset financed.

Our convertible senior notes and other long-term debt referenced in the table above are unsecured and, therefore, it may be more difficult to generate sufficient proceeds to repay these obligations in the future. These obligations are also recourse, meaning that our lender will have general recourse against our assets if we fail to make required payments on the debt.

Our debt obligations could adversely affect our ability to execute on our growth strategy as we may need to utilize the liquidity we could otherwise use to add new assets to repay our debt obligations.

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

We have financed certain of our investments pursuant to a credit agreement we have entered into with Wells Fargo Bank. This borrowing agreement exposes us to a variety of risks, including the following:

•	It is priced at floating rates based on one-month LIBOR, or the London Interbank Offered Rate. Therefore, increases in the one-month LIBOR rate will cause our borrowing costs to increase and our net income to decrease.
•	The agreement is recourse to all of our other assets. In the event we are unable to satisfy our payment obligations under the agreement from the assets securing our borrowings, we will remain obligated to satisfy these obligations out of other assets of our company.
•	We are subject to margin call risk under the credit agreement documents. Wells Fargo Bank has the right in its sole discretion to revalue our collateral, provided that Wells Fargo Bank may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations. In the event Wells Fargo Bank determines that the value of our collateral has decreased, it has the right to make a margin call. A margin call would require us to make up any collateral shortfall with cash or additional portfolio assets. We may not have sufficient cash or portfolio assets to do so. A failure to meet a margin call could cause us to default under the agreement and otherwise have a material adverse effect on our financial condition and operating results.
•	We have borrowed the full amount permitted under the loan documents based on the lender’s current valuation of our collateral. In order to borrow any additional amounts under the credit agreement, we will be required to post additional collateral. Further, Wells Fargo Bank has the right to reject any asset that we seek to finance pursuant to the credit agreement.

Leveraging our portfolio is an important component of our strategy and subjects us to increased risk of loss.

A key component of our strategy is to borrow against, or leverage, our assets to allow us to invest in a greater number of assets and enhance our asset returns. However, leverage also subjects us to increased risk of loss. We are more highly leveraged compared to certain of our competitors. The use of leverage may result in increased losses to us in the following ways:

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

Part of our business strategy is to secure long-term financing of our assets to enable us to invest in a greater number of assets and enhance our asset returns. Our ability to implement our long-term financing strategy is subject to the following risks:

•	We may not be able to achieve our desired leverage level due to market conditions, decreases in the market value of our assets, increases in interest rates and other factors.
•	We are subject to conditions in the mortgage and other long-term financing markets which are beyond our control, including the liquidity of these markets and maintenance of attractive credit spreads.
•	In the event of an adverse change in the financial condition of our underlying tenant, it may not be possible or it may be uneconomical for us to obtain long-term financing for the subject asset.

Our inability to implement our long-term financing strategy may cause us to experience lower leveraged returns on our assets than would otherwise be the case, and could have a material adverse effect on our operating results.

Certain of our assets are cross-collateralized, and certain of our indebtedness is cross-defaulted.

As of December 31, 2011, our three Nestlé properties all serve as collateral for a single mortgage note on the three properties. In addition, (1) our secured term loan is secured by interests in 28 of our investments and (2) our credit agreement with Wells Fargo Bank is secured by interests in 19 of our investments. To the extent that any of our investments are cross-collateralized, the lender will have recourse to any and all of the assets that secure the debt in the event that we default under the loan documents. Therefore, cross-collateralizing our investments generally exposes us to increased risk of loss under the related financing arrangement.

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

We may enter into hedging transactions to manage our exposure to interest rate fluctuations prior to the time we obtain long-term fixed rate financing for our assets. Our hedging strategy exposes us to certain risks, among them the following:

•	If we do not complete the long-term financing or obtain it in the time frame we designate at the time of the hedge transaction, our hedging strategy may not have the desired beneficial impact on our results of operations or financial condition.
•	Our hedging strategy may serve to reduce the returns which we could possibly achieve if we did not utilize the hedge.
•	Our hedging transactions may not perform as expected, including during periods of market dislocation.
•	No hedging activity can completely insulate us from the risks associated with changes in interest rates and, therefore, our hedging strategy may not have the desired beneficial impact on our results of operations or financial condition.
•	Hedging transactions are entered into at the discretion of our management team and they may conclude that it is not in our company’s best interest to hedge the interest rate risks with respect to certain expected long-term financings, particularly during periods of market dislocation. We are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing.
•	Hedging costs increase as the period covered by the hedge increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising.

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

We are subject to significant competition. Our competitors include other public and private REITs, private real estate companies, pension funds and individuals. We may face new competitors and, due to our focus on single tenant properties located throughout the United States, and because many of our competitors are locally and/or regionally focused, we will not encounter the same competitors in each region of the United States. Many of our competitors have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments, may have access to lower cost capital and may succeed in buying the assets that we target for acquisition. We may incur costs on unsuccessful acquisitions that we will not be able to recover. Our failure to compete successfully could have a material adverse effect on our financial condition, liquidity and operating results.

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

We may from time to time enter into joint venture transactions for portions of our exiting or future portfolio assets, which may include certain of our real properties and/or some or all of our loan and securities investments. Investing in this manner subjects us to certain risks, among them the following:

•	We will not exercise sole decision-making authority regarding the joint venture’s business and assets and, thus, we may not be able to take actions that we believe are in our company’s best interests.
•	We may be required to accept liability for obligations of the joint venture (such as recourse carve-outs on mortgage debt obligations) beyond our economic interest.
•	Our returns on joint venture assets may be adversely affected if the assets are not held for the long-term, or a period of about ten years.

Our ability to grow our business will be limited by our ability to attract debt or equity financing, and we may have difficulty accessing capital on attractive terms.

We expect to fund future investments primarily from debt or equity capital. Therefore, our ability to grow is dependent upon the availability of debt or equity capital from public or institutional investors. Further, additional debt and/or equity capital may not be available to us at an acceptable cost. The capital markets also have been, and in the future may be, adversely affected by various other events or conditions beyond our control, such as the United States’ military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies, such as Lehman Brothers Holdings Inc. and Enron Corp. Events such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business. As a REIT, we will also be dependent upon the availability and cost of capital in the REIT markets specifically, which can be impacted by various factors such as interest rate levels, the strength of real estate markets and investors’ appetite for REIT investments. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future investments, or at an acceptable cost.

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

As of December 31, 2011, approximately 48.1% of our common stock was owned by eight different institutional investors (based on SEC filings made by these investors). This concentration of ownership could have an adverse impact on the value of your investment, including as a result of the following:

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

Our charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. For example, our charter and bylaws provide that: a two-thirds vote of stockholders is required to remove a director, vacancies on our Board of Directors may only be filled by the remaining directors (or, if no directors remain, by the stockholders), the number of directors may be fixed only by the directors, our bylaws may only be amended by our directors and a majority of shares is required to call a special stockholders meeting.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information and Holders of Record

Our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LSE” since our initial public offering on March 19, 2004. On February 15, 2012, the reported closing sale price per share of common stock on the NYSE was $4.17 and there were 646 holders of record of our common stock. The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year	Low	High
2010
First Quarter	$3.99	$5.72
Second Quarter	4.44	6.30
Third Quarter	4.42	5.81
Fourth Quarter	5.45	6.32

2011
First Quarter	$5.18	$6.01
Second Quarter	4.73	5.60
Third Quarter	3.47	5.01
Fourth Quarter	3.06	4.33

Dividends

The table below sets forth the cash dividends paid on our common stock for the periods indicated:

Quarter Ended	Dividend Payment Date	Dividend per Share
2010
March 31, 2010	April 15, 2010	$0.06
June 30, 2010	July 15, 2010	0.06
September 30, 2010	October 15, 2010	0.06
December 31, 2010	January 18, 2011	0.065

2011
March 31, 2011	April 15, 2011	$0.065
June 30, 2011	July 15, 2011	0.065
September 30, 2011	October 17, 2011	0.065
December 31, 2011	January 17, 2012	0.065

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

Tax Characteristics of 2011 Dividends

The following table summarizes the taxable nature of our common dividends during 2011:

Total common dividend per share (tax basis)	$0.26
Capital gain	0.00%
Ordinary income	0.00%
Return of capital	100.00%
100.00%

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 REIT Index from December 31, 2006 through December 31, 2011. The graph assumes that you invested $100 at the close of market on December 31, 2006 in our common stock and each of the indexes, with dividends reinvested. The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of our common stock.

	Base
	Period
Company / Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
CapLease, Inc.	100	78.61	17.44	47.30	65.78	48.42
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 500 REIT Index	100	82.90	48.75	60.95	80.29	90.38

Common Stock Repurchases

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

The following is a summary of our common stock repurchases during the three months ended December 31, 2011, all of which were conducted under the share repurchase program described above.

			Total Number of	Maximum Dollar Value
			Shares Purchased as	of Shares That May
	Total Number of	Average Price Paid	Part of Publicly	Yet be Repurchased
Month	Shares Repurchased	Per Share	Announced Program	Under the Program

October 1-31, 2011	163,021	$3.64	1,746,348	$13,348,734

November 1-30, 2011	22,902	$3.66	1,769,250	$13,264,460

December 1-31, 2011	—	$—	1,769,250	$13,264,460

Item 6. Selected Financial Data.

The following selected historical financial information for the five years ended December 31, 2011 is derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations data
Revenues:
Rental revenue	$127,995	$121,661	$130,495	$131,025	$119,698
Interest income from loans and securities	19,655	27,621	30,668	35,040	35,368
Tenant reimbursements	13,900	12,159	11,473	11,457	11,215
Other revenue	793	974	1,532	764	583
Total revenues	162,343	162,415	174,168	178,286	166,864
Expenses:
Interest expense	76,594	83,024	88,195	95,967	94,655
Property expenses	27,216	24,690	20,410	19,497	18,543
General and administrative expenses	10,628	10,660	10,881	11,608	10,661
General and administrative expenses - stock based compensation	2,785	2,541	2,118	1,978	1,621
Depreciation and amortization expense on real property	47,632	45,956	48,957	50,679	45,123
Other expenses	199	267	308	314	306
Total expenses	165,054	167,138	170,869	180,043	170,909
Other gains (losses):
Gain (loss) on investments, net	648	(7,949)	(10,886)	(3,309)	(372)
Provision for loss on property investment	—	—	(11,923)	—	—
(Loss) gain on derivatives	—	—	—	(19,496)	203
Gain (loss) on extinguishment of debt	(3,698)	(293)	9,829	1,713	1,363
Total other gains (losses)	(3,050)	(8,242)	(12,980)	(21,092)	1,194
Provision for income taxes	—	—	(201)	—	—
Loss from continuing operations	(5,761)	(12,965)	(9,885)	(22,849)	(2,851)
Discontinued operations:
Income (loss) from discontinued operations	42	(227)	(60)	(85)	368
Gain (loss) on investments, net	1,426	—	—	—	(55)
Provision for loss on property investment	(16,423)	—	(4,076)	(354)	—
Gain on extinguishment of debt	18,861	—	—	—	—
Total discontinued operations	3,906	(227)	(4,136)	(439)	313
Net loss before non-controlling interest in consolidated subsidiaries	(1,855)	(13,192)	(14,018)	(23,288)	(2,538)
Non-controlling interest in consolidated subsidiaries	20	52	51	124	33
Net loss	(1,835)	(13,140)	(13,967)	(23,164)	(2,505)
Dividends allocable to preferred shares	(6,510)	(5,618)	(2,844)	(2,844)	(2,844)
Net loss allocable to common stockholders	$(8,345)	$(18,758)	$(16,811)	$(26,008)	$(5,349)

Earnings per share:
Income (loss) per common share, basic and diluted:
Loss from continuing operations	$(0.19)	$(0.33)	$(0.26)	$(0.56)	$(0.14)
Income (loss) from discontinued operations	0.06	—	(0.08)	(0.01)	0.01
Net loss per common share, basic and diluted	$(0.13)	$(0.33)	$(0.34)	$(0.57)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	64,758	56,189	49,297	45,526	40,739
Dividends declared per common share	$0.26	$0.25	$0.21	$0.60	$0.80
Dividends declared per preferred share	$2.03	$2.03	$2.03	$2.03	$2.03

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Other data
Cash flows from operating activities	$48,917	$47,689	$57,364	$64,359	$30,945
Cash flows from investing activities	118,456	(25,051)	70,342	9,547	(309,062)
Cash flows from financing activities	(128,955)	(28,442)	(97,599)	(99,514)	307,739

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance sheet data
Real estate investments, net	$1,401,526	$1,398,399	$1,408,819	$1,510,413	$1,563,570
Loans held for investment, net	33,139	210,040	221,211	285,779	269,293
Commercial mortgage-backed securities	59,435	145,965	153,056	161,842	198,187
Cash and cash equivalents	71,160	32,742	38,546	8,439	34,047
Total assets	1,641,623	1,870,271	1,904,415	2,045,525	2,158,067
Mortgages on real estate investments	972,924	928,429	943,811	972,324	983,770
Collateralized debt obligations	—	254,210	263,310	268,265	268,227
Repurchase agreement obligations	—	—	—	—	232,869
Credit agreement	70,668	105,345	126,262	189,262	—
Secured term loan	88,142	101,880	114,070	123,719	129,521
Convertible senior notes	34,522	33,926	49,452	66,239	68,017
Other long-term debt	30,930	30,930	30,930	30,930	30,930
Total stockholders’ equity	384,795	350,472	313,210	323,578	356,440

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to our portfolio of owned properties, we have a modest portfolio of first mortgage loans and other debt investments on single tenant properties. That debt portfolio was reduced significantly during 2011 as a result of our sale of the assets and associated liabilities comprising our CDO, as well as the individual sale of certain other loans and securities. While the focus of our investment activity is expected to remain the ownership of real properties, we may continue to make debt investments from time to time on an opportunistic basis in the future.

As a result of lease non-renewals, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant. As of December 31, 2011, we had an approximately $1.8 billion investment portfolio, including $1.7 billion of owned properties and $0.1 billion of loans and other debt investments.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio. We are also intensely focused on growing revenues by re-letting vacant space within our portfolio. As of December 31, 2011, the occupancy rate in our owned property portfolio was 96.1% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and one of the two office buildings in Omaha, Nebraska. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries). With the exception of our credit agreement with Wells Fargo Bank, all of our outstanding debt is currently fixed rate and, therefore, the interest expense we pay is not subject to fluctuation based on changes in market interest rates. Our credit agreement with Wells Fargo Bank is floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular the one-month LIBOR rate, increase.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 66% as of December 31, 2011. Our leverage ratios by segment as of December 31, 2011 were approximately 63% for the owned properties segment and 72% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

We expect our leverage level to continue to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions. During 2011, the focus of our portfolio activity was on continuing the portfolio growth momentum we started in 2010 and continuing to reduce our leverage. During 2011, we purchased two single tenant properties for a total purchase price of $53.5 million, completed the development of a build-to-suit project with a total investment of $8.1 million, and commenced another build-to-suit project with an expected total investment of $53 million. We also reduced our debt obligations by $258 million, and brought down our leverage level by 600 basis points to 66%.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We also had $136.1 million of recourse debt obligations outstanding as of December 31, 2011, including $70.7 million outstanding under our credit agreement with Wells Fargo Bank which is scheduled to mature in July 2013. We also hold certain assets unencumbered by debt and expect to continue to do so in the future.

We will be required to repay or refinance our debt obligations at maturity, which we expect, although cannot provide any assurance, that we will be able to do. To the extent we are unable to refinance debt obligations, we may rely on a combination of cash on hand, cash from asset sales, and cash from future debt or equity capital raises to fund the liquidity needed to repay the obligations. Our ability to refinance debt, sell assets and/or raise capital on favorable terms will be highly dependent upon prevailing market conditions. We have two debt obligations scheduled to mature or potentially come due during 2012, comprised of $117 million of non-recourse mortgage notes on our three Nestlé properties maturing in August and $35 million of convertible senior notes that may be put to us by the holders in October.

Business Environment

The performance of our existing portfolio and our ability to add new assets will continue to be impacted by market conditions. Commercial real estate market conditions are improving, although various signs of weakness still persist reflecting the weak U.S. economy. For example, delinquency rates on commercial real estate loans remains at historic highs, which has impacted the amount and terms of credit available for new transactions. Further, overall transaction volumes remain lower compared to historic norms and interest rates remain at historic lows, which have driven significant competition for new investment opportunities. We cannot provide any assurance as to when and at what yields and other terms we will be able to continue to add new assets to our portfolio.

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

We also have a series of non-recourse mortgages on our owned properties maturing over the next several years and lending for commercial real estate transactions remains uneven and muted, which could impact our ability to sell properties and refinance maturing debt on favorable terms or at all.

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

Impairment on Owned Real Properties.

We are required under GAAP to review our owned properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. Our estimates could differ materially from actual results. We recorded impairment losses on our owned properties of $16.4 million in 2011 (and a gain on debt extinguishment of $18.9 million related to the transfer of the same property to the lender) and $16.0 million in 2009 (including $11.9 million on the write-down to estimated fair value of the vacant property in Johnston, Rhode Island and $4.1 million on the sale of one property during 2009 and a second property sold during 2010). We did not record any impairment losses on our owned properties during 2010.

Impairment of Loan Investments.

We are required under GAAP to periodically evaluate each of our loan investments for possible impairment. In accordance with applicable accounting guidance, our impairment analysis includes both a general reserve component (on performing loans) and an asset-specific component (on loans where we have deemed it probable that we will not be able to collect all amounts due according to the contractual terms). Significant judgment is required in the analysis of each component, including (under the general reserve component) making estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries, and (under the asset-specific component) evaluating factors such as the status of the loans (i.e., current or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of our collateral, and the amount and status of any senior debt. These estimates are highly subjective and could differ materially from actual results. As of December 31, 2011, we had a general loan loss reserve of $0.5 million (established in 2008) and no asset-specific loan loss reserves.

Purchase Accounting for Acquisition of Real Estate.

We are required under GAAP to allocate the purchase price of rental real estate acquired to the following based on fair values:

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

Above-market and below-market lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. Fair market lease rates are measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market rate renewal options for below-market leases. In computing present value, we consider the costs which would need to be invested to achieve the fair market lease rates. We use a discount rate which reflects the risks associated with the leases acquired. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market renewal options of the respective leases.

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through December 31, 2011, we have assigned no value to tenant relationships on any of our acquisitions.

Commercial Mortgage-Backed Securities.

We are required under GAAP to estimate the fair value of our securities investments quarterly. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, collateral values, subordination levels and liquidity of the security. Our estimates of fair value are subject to significant variability based on market conditions, including interest rates and credit spreads. Once we estimate fair value, we are then required under GAAP to assess whether any unrealized losses on securities below our carry value reflect a decline in value which is other-than-temporary. If an other-than-temporarily impaired security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings. Otherwise, losses on the security must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity. Significant judgment is required in this analysis. In determining whether a decline in value is other-than-temporary, we consider whether the decline is due to factors such as changes in interest rates or credit spreads (indicator of temporary decline) or credit rating downgrades on the securities or credit defaults on the underlying collateral assets (indicator of an other-than-temporary decline). In estimating other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood and expected timing of any default, (2) whether we expect to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. We recorded other-than-temporary impairment losses on our CMBS securities of $48,000 in 2011, $7.9 million in 2010, and $0.1 million in 2009.

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

2011 Transaction Summary

The following summarizes our significant transactions during the year ended December 31, 2011.

Investments

•	During the second quarter, we completed construction through our development joint venture program of a warehouse/distribution building for Michelin North America, Inc. in Louisville, Kentucky and purchased our developer partner’s interest at completion. The tenant commenced paying rent in May. Our total investment in the property is $8.1 million. The lease with Michelin North America is for a 10-year term.

•	During the second quarter, we acquired an office building located in Houston, Texas and leased to a subsidiary of AMEC plc until December 2020, for a purchase price of $25 million.

•	During the third quarter, we commenced construction through our development joint venture program of a 17 story office building primarily for Cimarex Energy Co. in Tulsa, Oklahoma with a project budget of $51.8 million and an estimated total investment of $55 million. We expect to fund about half of the project costs from cash on hand and the other half pursuant to a loan agreement we entered into with Bank of Oklahoma. The project is expected to be completed in the first quarter of 2013. The lease with Cimarex Energy Co. is in force and rent will commence as building floors are completed and delivered to the tenant and the 12 year lease term will commence upon completion and delivery of all building floors to the tenant. As of December 31, 2011, we have funded $8.2 million of our expected commitment to the project. See Note 3 of the consolidated financial statements included in this Form 10-K.

•	During the fourth quarter, we acquired a retail property located in New Orleans, Louisiana and leased to a subsidiary of Lowe’s Companies, Inc. until May 2030, for a purchase price of $28.5 million. See Note 3 of the consolidated financial statements included in this Form 10-K.

Sales

•	During the first quarter, we sold two CMBS bonds each secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E). The total of $23 million face amount of securities were sold at a 98 dollar price. See Note 6 of the consolidated financial statements included in this Form 10-K.

•	During the second quarter, we sold a generic CMBS bond with an $11 million face amount backed by a variety of 2005-2006 vintage commercial mortgage loans for a 79.50 dollar price. See Note 6 of the consolidated financial statements included in this Form 10-K.

•	During the second quarter, we sold two long-term mortgage loans each on separate retail properties leased to Home Depot USA, Inc. for total sales proceeds of $16.9 million, and a net gain of $0.7 million. See Note 6 of the consolidated financial statements included in this Form 10-K.

•	During the third quarter, we sold two small retail properties for aggregate net cash proceeds of $5.8 million and net gain of $1.4 million. See Note 6 of the consolidated financial statements included in this Form 10-K.

•	During the third quarter, we completed the sale of our March 2005 collateralized debt obligation transaction, or CDO. For legal and accounting purposes, the sale resulted in the transfer by us of the various assets in the CDO trust along with the transfer of the obligation to pay debt service on the various CDO note classes. The CDO sale generated cash proceeds net of debt repaid and excluding accrued interest of approximately $30.2 million, and a net gain of $3.9 million, before the charge-off of various deferred CDO costs totaling $3.7 million, including deferred realized losses on cash flow hedges of $2.3 million and deferred issuance costs of $1.2 million. See Notes 4, 5, 6 and 9 of the consolidated financial statements included in this Form 10-K.

Financings

•	During the second quarter, we obtained or assumed $34.1 million of nonrecourse mortgage financing on two recent property purchases at a weighted average coupon of 5.68%, including $17.9 million of mortgage debt on the property leased to Cooper Tire & Rubber Company purchased in December 2010, and $16.3 million of mortgage debt on the property leased to a subsidiary of AMEC plc purchased in June 2011.

•	During the third quarter, we entered into a loan agreement with Bank of Oklahoma to provide construction financing of approximately one-half of the project costs related to the Tulsa, Oklahoma development joint venture project. Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24 million of project costs beginning after we have funded an aggregate of $24 million to the project. Upon completion of the project, the construction loan will automatically convert to a term loan of up to $31 million. As of December 31, 2011, we had not drawn any amounts under such loan agreement. See Note 9 of the consolidated financial statements included in this Form 10-K.

•	During the fourth quarter, we assumed $16.8 million of nonrecourse mortgage financing on the property we purchased in New Orleans, Louisiana, comprised of three fully amortizing notes maturing in August 2030 and bearing interest at a weighted average coupon of 5.46%.

Capital Raising

•	During the second quarter, we raised net proceeds of approximately $54 million from a marketed common stock offering. We issued 10,150,000 shares at a price to the public of $5.60 per share. See Note 13 of the consolidated financial statements included in this Form 10-K.

Share Buyback

•	As part of the $20 million share repurchase authorized by our Board of Directors in August, we repurchased an aggregate of 1,769,250 shares of common stock at an average price of $3.79 per share during 2011, utilizing an aggregate of $6.7 million of cash on hand. See Note 13 of the consolidated financial statements included in this Form 10-K.

Property Acquisitions

During the quarter ended December 31, 2011, we completed the following real estate acquisition.

Net
Month	Tenant/		Purchase	Capitalization	Lease	Rentable
Acquired	Guarantor	Location	Price	Rate	Expires	Square Feet
November	Lowe’s	2401/2501 Elysian	$28.5 million	8.1%	May 2030	133,841
	Companies, Inc.	Fields Avenue,
New Orleans, LA

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

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Segment data for the year ended December 31, 2011 are as follows (amounts in thousands):

	Corporate /	Operating	Debt
	Unallocated	Real Estate	Investments	Total
Total revenues	$769	$142,680	$18,894	$162,343
Total expenses	19,388	133,390	12,276	165,054
Other gain (loss)	-	(1,234)	(1,816)	(3,050)
Income (loss) from continuing operations	(18,619)	8,055	4,803	(5,761)
Total assets	78,690	1,468,962	93,971	1,641,623

Segment data for the year ended December 31, 2010 are as follows (amounts in thousands):

	Corporate /	Operating	Debt
	Unallocated	Real Estate	Investments	Total
Total revenues	$856	$134,437	$27,122	$162,415
Total expenses	19,799	129,343	17,996	167,138
Other gain (loss)	(293)	-	(7,949)	(8,242)
Income (loss) from continuing operations	(19,236)	5,095	1,176	(12,965)
Total assets	48,213	1,463,362	358,696	1,870,271

Segment data for the year ended December 31, 2009 are as follows (amounts in thousands):

	Corporate /	Operating	Debt
	Unallocated	Real Estate	Investments	Total
Total revenues	$492	$143,407	$30,269	$174,168
Total expenses	21,196	129,957	19,716	170,869
Other gain (loss)	9,829	(11,923)	(10,886)	(12,980)
Provision for income tax	-	-	201	201
Income (loss) from continuing operations	(10,875)	1,526	(533)	(9,882)
Total assets	54,618	1,471,987	377,810	1,904,415

Comparison of Year Ended December 31, 2011 to the Year Ended December 31, 2010

The following discussion compares our operating results for the year ended December 31, 2011 to the comparable period in 2010.

Revenue.

Total revenue was basically unchanged at $162.3 million in 2011, from $162.4 in 2010, as an increase in rental revenue and tenant reimbursements was offset by a decrease in interest income.

Rental revenue and tenant reimbursements, in the aggregate, increased $8.1 million, or 6%, to $141.9 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010, the property leased to Michelin North America, Inc. in May 2011, the property leased to a subsidiary of AMEC plc in June 2011, and the property leased to a subsidiary of Lowe’s Companies, Inc. in November 2011.

Interest income decreased $8.0 million, or 29%, to $19.7 million during 2010, primarily as a result of lower balances on debt investments and the sale of the CDO on September 1, 2011.

Expenses.

Total expenses decreased $2.1 million, or 1%, to $165.1 million, as a decrease in interest expense was largely offset by an increase in property expenses and depreciation expense.

Interest expense decreased $6.4 million, or 8%, to $76.6 million, from $83.0 million. The decrease in the 2011 period resulted primarily from $5.4 million of lower interest expense on the CDO due to lower debt outstanding and the sale of the CDO on September 1, 2011, $0.9 million of lower interest expense on floating rate borrowings (resulting from lower borrowings and lower effective borrowing rate in the 2011 period), $0.8 million of lower interest expense on the secured term loan due to lower borrowings outstanding, and $0.6 million of lower interest expense on convertible debt due to repurchases of the convertible debt. Interest expense on property mortgages was $1.2 million higher as interest expense on the new mortgages on the Cooper Tire & Rubber Company, AMEC plc and Lowe’s Companies, Inc. properties was partially offset by principal paydowns on other property mortgage debt obligations. The Company’s average balance outstanding and effective financing rate under floating rate borrowings was approximately $85 million at 3.49% during the 2011 period (average one-month LIBOR of 0.23%), compared with approximately $107 million at 3.66% during the 2010 period (average one-month LIBOR of 0.27%). Market interest rates remained low during 2011 but we cannot predict the level of market interest rates in the future.

Property expense increased $2.5 million, or 10%, to $27.2 million, primarily reflecting increased property operating costs such as repairs and utilities, more than half of which was recovered from tenants. The net amount of property expenses we incurred in 2011 (net of tenant reimbursements) was $13.3 million, compared to $12.5 million in 2010.

General and administrative expense of $10.6 million in 2011, was basically unchanged from $10.7 million in 2010.

General and administrative expense-stock based compensation increased $0.2 million, or 10%, to $2.8 million. The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year. As of December 31, 2011, $3.1 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied. As of December 31, 2011, we have not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined: 39,345 restricted shares made in 2008, 209,430 restricted shares made in 2009, 144,675 restricted shares made in 2010 and 130,950 restricted shares made in 2011.

Depreciation and amortization expense on real property increased $1.7 million, or 4%, to $47.6 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010, the property leased to Michelin North America, Inc. in May 2011, the property leased to a subsidiary of AMEC plc in June 2011, and the property leased to a subsidiary of Lowe’s Companies, Inc. in November 2011.

Other gains (losses).

We had gain on investments, net, of $0.6 million in the 2011 period, compared to $7.9 million of net losses on investments during the 2010 period. The amount in the 2011 period primarily includes gains of $3.9 million on sale of the CDO (before related loss on extinguishment of debt discussed below) during the third quarter, and $0.7 million on the sale of two loans during the second quarter, partially offset by losses of $2.9 million on the sale of CMBS securities during the first and second quarter and $1.0 million on the write-off of a loan investment during the second quarter (see Note 4 of the consolidated financial statements included in this Form 10-K). The gains and losses on sale are discussed at Note 6 of the consolidated financial statements included in this Form 10-K.

We had $3.7 million of losses on extinguishment of debt during the 2011 period, from the charge-off of various deferred CDO costs in connection with the sale of our CDO during September 2011 (see Note 6 of the consolidated financial statements included in this Form 10-K).

Discontinued operations.

We had $3.9 million of net gains from discontinued operations in the 2011 period, comprised of $1.4 million of gains on two property sales during the third quarter (see Note 6 of the consolidated financial statements included in this Form 10-K), and $18.9 million of gain on debt extinguishment and $16.4 million of impairment losses on the transfer of the Hartford, Connecticut property to the lender (see Note 3 of the consolidated financial statements included in this Form 10-K). We had $0.2 million of loss from properties classified as discontinued operations during the 2010 period.

Net (loss).

Net (loss) decreased $11.3 million, to $(1.8) million in 2011, from $(13.1) million in 2010, primarily reflecting the change in other gains (losses) including those from discontinued operations from 2010 to 2011 ($9.1 million) and lower total expenses in 2011 ($2.1 million). Net (loss) allocable to common stockholders was $(8.3) million in 2011, reflecting dividends to preferred stockholders of $6.5 million.

Comparison of Year Ended December 31, 2010 to the Year Ended December 31, 2009

The following discussion compares our operating results for the year ended December 31, 2010 to the comparable period in 2009.

Revenue.

Total revenue decreased $11.8 million, or 7%, to $162.4 million. The decrease was primarily attributable to decreases in rental revenue and interest income.

Rental revenue and tenant reimbursements, in the aggregate, decreased $8.1 million, or 6%, to $133.8 million, primarily reflecting the vacancy of our property in Johnston, Rhode Island during the fourth quarter of 2009.

Interest income decreased $3.0 million, or 10%, to $27.6 million during 2010, primarily as a result of lower loan balances and lower interest rates on cash balances.

Other revenue decreased $0.6 million, or 36%, to $1.0 million, from $1.5 million, primarily reflecting the lease termination payment we received on the Omaha, Nebraska properties during 2009.

Expenses.

Total expenses decreased $3.7 million, or 2%, to $167.1 million. The decrease in expenses was primarily attributable to lower interest expense and depreciation expense in the 2010 period, offset in part by higher property expenses in the 2010 period.

Interest expense decreased $5.2 million, or 6%, to $83.0 million, from $88.2 million. The decrease in the 2010 period resulted primarily from $2.1 million of lower interest expense on floating rate borrowings (resulting from lower borrowings in the 2010 period), $1.5 million of lower interest expense on convertible debt due to repurchases of the convertible debt, $0.7 million of lower interest expense on the secured term loan, $0.5 million of lower interest expense on property mortgages, and $0.4 million of lower interest expense on collateralized debt obligations due to repurchases in 2009. The Company’s average balance outstanding and effective financing rate under its floating rate borrowings was approximately $107 million at 3.66% during the 2010 period (average one-month LIBOR of 0.27%), compared with approximately $157 million at 3.71% during the 2009 period (average one-month LIBOR of 0.35%).

Property expense increased $4.3 million, or 21%, to $24.7 million, primarily reflecting carrying costs associated with the Johnston, Rhode Island property of approximately $1.7 million and expenses on the Omaha, Nebraska properties where the leases are now gross and were previously net during 2009 when the property was leased to a single tenant. The net amount of property expenses we incurred in 2010 (net of expense recoveries from our tenants) was $12.5 million, compared to $8.9 million in 2009.

General and administrative expense in 2010 was largely unchanged from 2009, as it decreased $0.2 million, or 2%, to $10.7 million from $10.9 million.

General and administrative expense-stock based compensation increased $0.4 million, or 20%, to $2.5 million. The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.

Depreciation and amortization expense on real property decreased $3.0 million, or 6%, to $46.0 million, primarily due to the value of our in place lease on the property in Johnston, Rhode Island being fully amortized at the scheduled lease maturity in July 2009.

Other gains (losses).

We had loss on investments, net, of $7.9 million during 2010, compared to $10.9 million of losses in 2009. The 2010 losses reflect other-than-temporary impairment losses primarily on one security investment (see Note 5). The 2009 amount reflects $10.3 million of losses on three assets that were sold during 2009 (two loans and one security/pass through certificate) (see Note 6), $0.4 million of impairment losses on a mezzanine loan investment (see Note 4), and $0.1 million of impairment losses on a security investment (see Note 5).

We had no provision for loss on property investment in the 2010 period, compared to $11.9 million of loss during the 2009 period. The amount in the 2009 period comprises impairment losses on the Johnston, Rhode Island property (see Note 3).

We had $0.3 million of losses on extinguishment of debt in 2010, compared to $9.8 million of gains in the 2009 period. These amounts related primarily to repurchases of our convertible senior notes (see Note 9).

Discontinued operations.

We had $0.2 million of loss from properties classified as discontinued operations during the 2010 period. During 2009, we had $4.1 million of net losses from discontinued operations, comprised of losses on two properties that were sold (OSHA and Cott) (see Note 6).

Net (loss).

Net (loss) decreased $0.8 million, to $(13.1) million in 2010, from $(14.0) million in 2009, as lower investments losses, interest expense and depreciation and amortization expense on real property during 2010 was substantially offset by lower revenues and gain on debt extinguishment and higher property expenses during 2010. Net (loss) allocable to common stockholders was $(18.8) million in 2010, reflecting dividends to preferred stockholders of $5.6 million.

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

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) which defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains (or losses) from sales of property and impairment losses on depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

	Year ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Net loss allocable to common stockholders	$(8,345)	$(18,758)	$(16,811)
Add (deduct)
Non-controlling interest in consolidated subsidiaries	(20)	(52)	(51)
Depreciation and amortization expense on real property	47,632	45,956	48,957
Depreciation and amortization expense on discontinued operations	1,996	2,453	2,735
(Gain) loss on property sales	(1,426)	–	–
Provision for loss on property investment	–	–	11,923
Provision for loss on property investment on discontinued operations	16,423	–	4,076
Funds from operations	$56,260	$29,599	$50,829

Weighted average number of common shares outstanding, diluted	64,758	56,189	49,297
Weighted average number of OP units outstanding	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	64,914	56,345	49,453

Net loss per common share, basic and diluted	$(0.13)	$(0.33)	$(0.34)
Funds from operations per share	$0.87	$0.53	$1.03

Liquidity and Capital Resources

Short-Term Liquidity.

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital. We may also use revolving loan borrowings under our credit agreement with Wells Fargo Bank to finance, likely on a short-term basis, a portion of our new investment activity. As of December 31, 2011, we had $71.2 million in available cash and cash equivalents. As of February 23, 2012, we had $57.8 million in available cash and cash equivalents. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared total cash dividends of $0.26 per share of common stock during the year ended December 31, 2011, including $0.065 per share in each of the first, second, third and fourth quarters. We declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the first, second, third and fourth quarters of 2011. Our dividend policy is subject to revision at the discretion of our Board of Directors. All distributions will be made at the discretion of our Board of Directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our Board of Directors deems relevant.

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

Our primary long-term liquidity requirement is repayment of our debt obligations. We intend generally to manage our debt maturities by refinancing or repaying the related debt at maturity. We expect to utilize a combination of (i) cash on hand, (ii) cash from sales of assets which may include the collateral for the debt, and (iii) cash from future debt or equity capital raises, to fund any liquidity needed to satisfy these obligations. These actions, however, may not enable us to generate sufficient liquidity to satisfy our borrowings and, therefore, we cannot provide any assurance we will be able to refinance or repay our debt obligations as they come due. Our ability to refinance debt, sell assets and/or raise capital on favorable terms will be highly dependent upon prevailing market conditions. See “Item 1A—Risk Factors—Risks Relating to Borrowings—Our use of debt financing could have a material adverse effect on our financial condition.” in this Annual Report on Form 10-K.

We have two recourse debt obligations that are scheduled to mature or potentially come due over the next two years. Our convertible senior notes can be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October 2012 and our credit agreement with Wells Fargo Bank is scheduled to mature in July 2013. See Note 9 of the consolidated financial statements included in this Form 10-K. The convertible senior notes are unsecured obligations and the credit agreement with Wells Fargo Bank is a secured borrowing agreement. With respect to the convertible notes, we have through various repurchase transactions reduced the principal amount of notes outstanding to $35.0 million as of December 31, 2011 (from $75 million at original issuance in October 2007). To the extent the notes are put to us in October, we intend to repay or refinance that obligation. With respect to the Wells Fargo Bank credit agreement, the principal amount of the debt is scheduled to decline modestly over time until maturity as we receive principal payments on the assets financed and apply a portion of that principal to the outstanding debt. We then intend to repay or refinance (which may include extending) the remaining obligation at or prior to the maturity date in July 2013.

While we believe we will be successful in either refinancing or repaying these obligations at or prior to maturity, we cannot provide any assurance we will be able to do so. If we are unsuccessful in refinancing these obligations, we may not have sufficient liquidity to repay the debt in full at maturity. Our failure to do so is a default under the debt and could materially adversely affect our financial condition and operating results in a variety of ways. For example, if we default under the Wells Fargo Bank credit agreement, the bank could foreclose on the related collateral causing us to lose some of our assets. Wells Fargo Bank and the convertible note holders also would have general recourse against our company if we default in our obligations to them. In addition, each of these obligations is cross-defaulted with the other, meaning that a default under one obligation could result in the other lender accelerating the maturity of our obligations to them.

We have various non-recourse mortgage debt obligations that are scheduled to mature in the future, including $117.0 million of mortgage debt on the Nestlé properties scheduled to mature in August 2012. See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-K. In connection with the maturity of our mortgage debt obligations, we intend to evaluate a variety of alternatives with respect to our investment in the subject property, including refinancing the debt, utilizing cash on hand and other sources of liquidity to repay the mortgage debt, and selling the property. If we are unsuccessful with one or more of these alternatives, we could convey the property to the lender to satisfy in full our obligations under the non-recourse debt.

Related to the mortgage debt on the Nestlé properties, in addition to evaluating a potential refinance or repayment of the debt, we are evaluating alternatives for restructuring the debt with the lender, including extending the loan or making a variety of loan modifications such as permanently or temporarily reducing debt service payments. The restructuring alternatives we consider will be influenced by whether we renew the terms of the leases or subleases at the properties or re-let the properties to new tenants and the economic terms of any such leases. The existing leases are scheduled to expire in December 2012, and we currently expect to renew the leases at two of the three properties within the next few months. We do not expect to renew the lease at the third property and are currently marketing that property for re-let or sale.

Our mortgage debt obligations are non-recourse and not cross-defaulted with our other debt obligations, and therefore, we do not believe default of any of our mortgage debt obligations will threaten the viability of our company, although it could result in us losing all or some of our remaining investment in the property.

As an owner of commercial real estate, we are required to make capital expenditures to maintain and upgrade our properties. We expect the majority of these expenditures will be made as the leases mature and we renew existing leases or find new tenants to occupy the property. Any estimates we make of expected capital expenditures are highly subjective and actual amounts we spend may differ materially and will be impacted by a variety of factors, including market conditions which are beyond our control. We may be required to incur additional debt, sell assets and/or raise capital to generate the liquidity needed to pay for capital expenditures on our properties, and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions. Our ability to satisfy our long-term liquidity requirements could be materially adversely affected by capital expenditures we make on our owned properties.

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

During the quarter ended December 31, 2011, we repurchased an aggregate of 185,923 shares of common stock through the above program at an average price of $3.64 per share, utilizing an aggregate of $0.7 million of cash on hand. During the year ended December 31, 2011, we repurchased an aggregate of 1,769,250 shares of common stock through the above program at an average price of $3.79 per share, utilizing an aggregate of $6.7 million of cash on hand.

Sources of Capital

General. We intend to continue to raise additional capital from time to time to enable us to continue to implement our growth strategy. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Shelf Registration Statement. We have a shelf registration statement on Form S-3 (File No. 333-171408) on file and effective with the Securities and Exchange Commission which we expect to utilize to issue public equity or debt capital from time to time in the future. Pursuant to the shelf registration statement, we may issue and sell publicly preferred stock, common stock, and debt securities, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $500 million. We utilized our shelf registration statement to issue common equity capital during the second quarter of 2011. Specifically, on April 5, 2011, we issued 10,000,000 shares of common stock in a public offering at a price to the public of $5.60 per share. Then, on May 4, 2011, we issued an additional 150,000 shares of common stock as part of such public offering, as a result of the underwriters partially exercising the over-allotment option. Inclusive of the over-allotment option, we raised net proceeds of $54.0 million, after the underwriting discount and estimated offering expenses. Through December 31, 2011, we have used a total of $48.8 million of the proceeds from the offering, with $33.5 million used to fund purchases of or improvements to owned properties, $8.5 million used to reduce outstanding indebtedness and $6.7 million used to repurchase our common stock.

As of December 31, 2011, we had remaining availability of $443 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time. The availability under our shelf registration statement includes an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

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

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors initially authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time. Through December 31, 2011, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through December 31, 2011, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

We did not sell any shares of common stock or Series A preferred stock pursuant to the sales agreements with Brinson Patrick and Merrill Lynch during the quarter ended December 31, 2011. We did not sell any shares of common stock or Series A preferred stock pursuant to the sales agreements with Brinson Patrick during the year ended December 31, 2011. The following table summarizes our sales of common stock pursuant to the sales agreement with Merrill Lynch during the year ended December 31, 2011. All shares were sold during January.

	During the year ended December 31, 2011
			Compensation
	Number of Shares	Average Price	to Agent	Net Proceeds (1)
Merrill Lynch – common stock	14,200	$6.00	$1,708	$83,605

(1)	Net proceeds above do not include incidental third-party expenses associated with the at-the-market program.

Dividend Reinvestment and Stock Purchase Plan. In March 2007, we implemented a dividend reinvestment and direct stock purchase plan, which may be utilized by us from time to time to sell shares of our common stock and increase liquidity. We are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us (which may be sold at a discount of up to 5% off of the average of the high and low sales prices on the applicable investment date) or (ii) purchased by the plan administrator in the open market, at our discretion. During the year ended December 31, 2011, we issued 27,697 shares of common stock through the plan at a price of $5.72 per share. During the year ended December 31, 2010, we issued 103 shares of common stock through the plan at a price of $5.85 per share. As of December 31, 2011, we have reserved an aggregate of 6,830,043 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

Leverage

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Leverage also exposes us to a variety of risks which are discussed in more detail in this Annual Report on Form 10-K under the heading “Risk Factors.” In reviewing and analyzing our debt, we look at a variety of financial metrics such as our leverage ratios, weighted average and individual interest rates on the debt, weighted average and individual maturity dates and scheduled principal amortization and balloon balances due at maturity. We also evaluate a variety of subjective factors such as present and expected future market conditions.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of December 31, 2011 and December 31, 2010 (dollars in thousands).

	Dec 31, 2011	Dec 31, 2010
Debt
Mortgages on real estate investments	$972,924	$928,429
Collateralized debt obligations	–	254,210
Principal held by CDO trustee pending distribution	–	(1,607)
Credit agreement	70,668	105,345
Secured term loan	88,142	101,880
Convertible senior notes	34,522	33,926
Other long-term debt	30,930	30,930
Total Debt	$1,197,186	$1,453,113
Assets
Total assets	$1,641,623	$1,870,271
Accumulated depreciation and amortization on owned properties	268,209	239,990
Intangible liabilities on real estate investments	(35,219)	(37,405)
Principal held by CDO trustee pending distribution	–	(1,607)
Prepaid expenses and deposits	(1,381)	(2,197)
Accrued rental income	(41,387)	(39,506)
Deferred rental income	2	–
Debt issuance costs, net	(3,889)	(5,999)
Other	(712)	(1,046)
Total Assets, as adjusted	$1,827,247	$2,022,501
Leverage (Total Debt/Total Assets, as adjusted)	66%	72%

The following table sets forth the computation of our leverage ratios by segment as of December 31, 2011 (dollars in thousands).

	Mortgage	Secured Term	Credit Agreement
(in thousands)	Debt	Loan Debt	Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$972,924	$24,436	$66,887	$1,064,247	$1,682,424	63%
Debt Investments	–	63,706	3,782	67,488	93,144	72%

(1)	Represents our carry value for financial reporting purposes before depreciation and amortization on owned properties. The carry value of our debt investments has been adjusted to exclude a $500 general loss reserve.

We expect our leverage level to continue to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed. Through December 31, 2011, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse first mortgage financings (on most of our owned real properties) and one non-recourse secured term loan (completed in December 2007). As of December 31, 2011, we have financed on a long-term basis an aggregate of approximately $1.56 billion of portfolio assets with third party first mortgage debt of $972.9 million and a secured term loan of $88.1 million.

Long-Term Mortgage Financings

We have financed most of our owned properties through traditional first mortgage financings provided primarily through the commercial mortgage-backed securitization market. We also have utilized the term financings described below including the CDO transaction we sold during September 2011, to add incremental leverage on many of our owned properties.

During the quarter ended December 31, 2011, we assumed in-place mortgage financing on the property we acquired in New Orleans, Louisiana. The principal economic terms of the three fully amortizing notes we assumed are summarized in the following table:

	Assumed Face Amount
	of Mortgage Note
Property	(in thousands)	Coupon	Maturity Date
Lowe’s Companies, Inc., New Orleans, LA	$7,722	5.32%	August 2030
Lowe’s Companies, Inc., New Orleans, LA	8,621	5.57%	August 2030
Lowe’s Companies, Inc., New Orleans, LA	434	5.93%	August 2030

As of December 31, 2011, we had $972.9 million of non-recourse first mortgage debt at a weighted average coupon of 5.55% and a weighted average effective financing rate of 5.6%.

Our mortgage financings are all fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes are frequently interest only for all or a portion of the note term, and in most cases require a balloon payment at maturity. As described above, we cannot provide any assurance we will be able to refinance or repay these obligations at maturity and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions. See “Business Environment” above and “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

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

As of December 31, 2011, we had $88.1 million of debt outstanding under the secured term loan, secured by assets with a carry value of $113.4 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

CDO Financing. During September 2011, we completed the sale of our March 2005 CDO. For legal and accounting purposes, the sale resulted in the transfer by us of the various assets in the CDO trust along with the transfer of the obligation to pay debt service on the various CDO note classes. The CDO sale generated cash proceeds net of debt repaid and excluding accrued interest of approximately $30.2 million, and a net gain of $3.9 million, before the charge-off of primarily deferred issuance costs and deferred realized gains on cash flow hedges totaling $3.7 million.

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

The credit agreement with Wells Fargo Bank includes the following terms:

•	Size: maximum revolving credit commitment of $140 million;

•	Maturity: maturity date of July 16, 2013; and

•	Interest Rate: floating rate LIBOR-based facility with interest rate on our borrowings set at one-month LIBOR plus 275 basis points.

As of December 31, 2011, our outstanding borrowings under the agreement were $70.7 million and our effective financing rate was 3.6%.

The agreement is a floating rate LIBOR based facility. Our borrowings under the agreement are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island. Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo Bank determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event. In the event Wells Fargo Bank determines in its sole discretion that the value of our collateral has declined, Wells Fargo Bank may require us to prepay a portion of our borrowings, provided that Wells Fargo Bank may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations. As of December 31, 2011, we had $2.2 million borrowed against collateral classified as CMBS securities by Wells Fargo Bank.

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

As of December 31, 2011, we were in compliance with the above financial covenants, and we do not currently anticipate any difficulty in maintaining compliance with these covenants in future periods.

As of December 31, 2011, our $70.7 million of borrowings under our Wells Fargo Bank credit agreement were secured by loan investments with an aggregate carry value of $4.1 million, intercompany mortgage loans with an aggregate carry value of $100.5 million, CMBS investments with a carry value of $2.5 million and a single owned property with a carry value of $25.5 million.

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

Statement of Cash Flows

Operating activities provided $47.8 million of cash during the year ended December 31, 2011, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $50.7 million, partially offset by decreases in accounts payable and other liabilities of $3.7 million. Operating activities provided $47.7 million of cash during the year ended December 31, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $45.7 million. Operating activities provided $57.4 million of cash during the year ended December 31, 2009, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $60.2 million, partially offset by increases in other assets of $2.7 million.

We recognize rental income on our owned properties on a straight line basis in accordance with generally accepted accounting principles. As of December 31, 2011, this has resulted in us accruing $41.4 million of rental income in excess of actual rents due under the various leases. During the year ended December 31, 2011, rents on a straight-line basis exceeded actual rents due under the leases by $1.9 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Investing activities provided $119.6 million of cash during the year ended December 31, 2011, which primarily resulted from proceeds from sale or prepayments of loan investments of $86.9 million, proceeds from sale of securities of $31.3 million, proceeds from sale of the CDO of $22.3 million, proceeds from sale of real estate of $5.2 million, and principal received from loans and securities of $15.0 million, partially offset by real estate purchases and improvements and construction in progress of $41.0 million. Investing activities used $25.1 million of cash during the year ended December 31, 2010, which primarily resulted from purchases of real estate of $33.5 million, real estate improvements and construction in progress of $8.1 million and leasing commission costs of $1.2 million, partially offset by net proceeds from the sale of owned properties of $3.4 million and principal received on loans of $11.2 million and securities of $3.3 million. Investing activities provided $70.3 million of cash during the year ended December 31, 2009, which primarily resulted from net proceeds from the sale of loans and securities of $48.7 million, net proceeds from the sale of owned properties of $6.5 million and net principal received on loans of $15.5 million and securities of $3.1 million.

Cash used in financing activities during the year ended December 31, 2011 was $129.0 million, which primarily resulted from net repayments and repurchases of debt of $156.5 million (including repayment and repurchases of CDO debt of $106.9 million, repayments on the Wells Fargo Bank credit agreement of $34.7 million, and repayments on the secured term loan of $13.7 million), dividends and distribution paid of $22.8 million and common stock repurchased of $6.7 million, partially offset by common stock issued of $54.3 million. Cash used in financing activities during the year ended December 31, 2010 was $28.4 million, which primarily resulted from net repayments of principal on debt of $56.6 million ($20.9 million, net on the Wells Fargo Bank credit agreement, $14.4 million, net, on property mortgages, $12.2 million on the secured term loan, and $9.1 million on the collateralized debt obligations), $17.3 million used to repurchase our convertible senior notes, and dividends and distributions paid of $19.0 million, partially offset by net proceeds from preferred stock issuances of $40.2 million and net proceeds from common stock issuances of $25.1 million. Cash used in financing activities during the year ended December 31, 2009 was $97.6 million, which primarily resulted from net repayments of principal on debt of $84.7 million ($63.0 million on the Wells Fargo Bank credit agreement, $12.1 million, net, on property mortgages, and $9.6 million on the secured term loan), $12.5 million used to repurchase our convertible senior notes and collateralized debt obligations, and dividends and distributions paid of $10.3 million, partially offset by net proceeds from common stock issuances of $11.0 million.

See our consolidated statements of cash flows in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2011 (in thousands, notional amounts):

		Less than 1
	Total	year	2-3 years	4-5 years	After 5 years
Mortgages on real estate investments	$969,004	$136,077	$153,905	$551,815	$127,207
Credit agreement	70,668	3,271	67,397	–	–
Secured term loan	88,142	15,380	25,951	25,933	20,878
Convertible senior notes	35,009	35,009	–	–	–
Other long-term debt	30,930	–	–	30,930	–
Operating leases	1,364	766	591	7	–

Total	$1,195,117	$190,503	$247,844	$608,685	$148,085

Notional amounts may differ from the carrying amounts reported on the Company’s Consolidated Balance Sheet.

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

Interest Rate Exposure

We are exposed to interest rate risk in various aspects of our business. The most significant ways we can be impacted by interest rates are as follows: increases in the level of interest rates may impact our ability to add new assets, as spreads on assets we are targeting may compress (unless there is a corresponding increase in asset returns). Declines in interest rates could result in greater demand for higher yielding assets and therefore increased competition for our asset class.

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo Bank credit agreement and loan agreement with Bank of Oklahoma (no borrowings outstanding) are currently our only floating rate borrowing facilities. Low market interest rates kept our borrowing cost on the Wells Fargo Bank credit agreement low during 2010 and 2011 although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance assets on a long-term fixed rate basis may rise, causing our expected spread on assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Equity Price Risk Exposure

We may seek to raise capital by sale of our common stock. Our ability to do so is dependent upon the market price of our common stock and general market conditions. Any common stock sales we make may be dilutive to existing stockholders.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2011, and December 31, 2010, as the case may be, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of December 31, 2011, and December 31, 2010 (dollars in thousands):

					Weighted Average
					Effective Interest /
	Carrying Amount		Notional Amount		Financing Rate	Maturity Date	Fair Value
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2011	12/31/2011	12/31/2010

Assets:
Loans held for investment (1)	$33,209	$210,441	$37,622	$214,049	7.3%	Various	$35,120	$223,099
Commercial mortgage-backed securities (2)	59,435	145,965	84,405	189,187	8.4%	2015-2028	59,435	127,164

Liabilities
Mortgages on real estate investments (4)	$972,924	$928,429	$969,004	$925,264	5.6%	2012-2030	$1,002,247	$979,570
Collateralized debt obligations (4)	–	254,210	–	254,361	N/A	N/A	–	220,907
Credit agreement (3)	70,668	105,345	70,668	105,345	3.6%	2013	70,668	105,345
Secured term loan (4)	88,142	101,880	88,142	101,880	6.0%	2018	78,302	95,145
Convertible senior notes (5)	34,522	33,926	35,009	35,009	10.2%	2012	34,997	35,004
Other long-term debt (6)	30,930	30,930	30,930	30,930	8.3%	2016	29,421	28,095

(1)	This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use. The maturity dates for the loans range from 2013 through 2033.

(2)	Commercial mortgage-backed securities represent subordinate interests in securitizations, as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans (collectively, CMBS). The notional values for the CMBS are shown at their respective face amounts. The fair values of CMBS reflect management’s best estimate and require a considerable amount of judgment and assumptions. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, collateral values, subordination levels, and liquidity of the security. For the CMBS, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

(3)	Our credit agreement bears interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(4)	We estimate the fair value of mortgage notes on real estate investments, collateralized debt obligations and the secured term loan using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

(5)	The carry value and effective financing rate on the convertible senior notes reflect the impact of the accounting guidance applicable to the notes as of January 1, 2009. See Note 9 in our consolidated financial statements included in this Form 10-K. We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available. The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(6)	We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of December 31, 2011 are as follows:

	Expected Maturity Dates
	2012	2013	2014	2015	2016	Thereafter
	(in thousands, notional amounts)
Loans held for investment	$6,293	$3,498	$1,108	$1,029	$918	$24,776
Commercial mortgage-backed securities	3,329	3,882	4,509	8,866	8,939	54,880
Mortgages on real estate investments	136,077	74,371	79,534	270,668	281,147	127,207
Credit agreement	3,271	67,397	–	–	–	–
Secured term loan	15,380	13,602	12,349	13,405	12,528	20,878
Convertible senior notes	35,009	–	–	–	–	–
Other long-term debt	–	–	–	–	30,930	–

The above table includes regularly scheduled principal amortization and balloon payments due to maturity on our debt obligations. See Note 9 in our consolidated financial statements included in this Form 10-K. The expected maturity dates shown for loans held for investment and commercial mortgage-backed securities are based on the contractual terms of the assets. The material assumptions used to determine fair value are included in footnotes 1 through 6 in the immediately preceding table.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is designed and operating effectively.

Item 8.	Financial Statements and Supplementary Data.

Index To Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CapLease, Inc.

We have audited the accompanying consolidated balance sheets of CapLease, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules of CapLease, Inc. listed in Item 15(a). We also have audited CapLease, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. CapLease, Inc.'s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapLease, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. Also in our opinion, CapLease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

New York, New York

February 23, 2012

CapLease, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share and per share amounts)	2011	2010
Assets

Real estate investments, net	$1,401,526	$1,398,399
Loans held for investment, net	33,139	210,040
Commercial mortgage-backed securities	59,435	145,965
Cash and cash equivalents	71,160	32,742
Other assets	76,363	83,125
Total Assets	$1,641,623	$1,870,271

Liabilities and Stockholders' Equity

Mortgages on real estate investments	$972,924	$928,429
Collateralized debt obligations	–	254,210
Credit agreement	70,668	105,345
Secured term loan	88,142	101,880
Convertible senior notes	34,522	33,926
Other long-term debt	30,930	30,930
Total debt obligations	1,197,186	1,454,720
Intangible liabilities on real estate investments	35,219	37,405
Accounts payable and other liabilities	17,371	21,134
Dividends and distributions payable	5,946	5,373
Total Liabilities	1,255,722	1,518,632
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,204,900 shares issued and outstanding	73,880	73,880
Common stock, $0.01 par value, 500,000,000 shares authorized, 66,275,535 and 57,471,268 shares issued and outstanding, respectively	664	576
Additional paid in capital	321,302	296,232
Accumulated other comprehensive loss	(11,051)	(20,216)
Total Stockholders' Equity	384,795	350,472
Non-controlling interest in consolidated subsidiaries	1,106	1,167
Total Equity	385,901	351,639
Total Liabilities and Equity	$1,641,623	$1,870,271

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2011	2010	2009
Revenues:
Rental revenue	$127,995	$121,661	$130,495
Interest income from loans and securities	19,655	27,621	30,668
Tenant reimbursements	13,900	12,159	11,473
Other revenue	793	974	1,532
Total revenues	162,343	162,415	174,168
Expenses:
Interest expense	76,594	83,024	88,195
Property expenses	27,216	24,690	20,410
General and administrative expenses	10,628	10,660	10,881
General and administrative expenses-stock based compensation	2,785	2,541	2,118
Depreciation and amortization expense on real property	47,632	45,956	48,957
Other expenses	199	267	308
Total expenses	165,054	167,138	170,869
Other gains (losses):
Gain (loss) on investments, net	648	(7,949)	(10,886)
Provision for loss on property investment	–	–	(11,923)
Gain (loss) on extinguishment of debt	(3,698)	(293)	9,829
Total other gains (losses)	(3,050)	(8,242)	(12,980)
Provision for income taxes	–	–	(201)
Loss from continuing operations	(5,761)	(12,965)	(9,882)
Discontinued operations:
Income (loss) from discontinued operations	42	(227)	(60)
Gain on investments, net	1,426	–	–
Provision for loss on property investment	(16,423)	–	(4,076)
Gain on extinguishment of debt	18,861	–	–
Total discontinued operations	3,906	(227)	(4,136)
Net loss before non-controlling interest in consolidated subsidiaries	(1,855)	(13,192)	(14,018)
Non-controlling interest in consolidated subsidiaries	20	52	51
Net loss	(1,835)	(13,140)	(13,967)
Dividends allocable to preferred shares	(6,510)	(5,618)	(2,844)
Net loss allocable to common stockholders	$(8,345)	$(18,758)	$(16,811)

Income (loss) per common share, basic and diluted:
Loss from continuing operations	$(0.19)	$(0.33)	$(0.26)
Income (loss) from discontinued operations	$0.06	$(0.00)	$(0.08)
Net loss per common share, basic and diluted	$(0.13)	$(0.33)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	64,758	56,189	49,297
Dividends declared per common share	$0.26	$0.25	$0.21
Dividends declared per preferred share	$2.03	$2.03	$2.03

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(Amounts in thousands)	2011	2010	2009

Net loss before non-controlling interest in consolidated subsidiaries	$(1,855)	$(13,192)	$(14,018)

Other comprehensive income:
Amortization of unrealized loss on securities previously classified as available for sale	150	1,765	562
Increase (decrease) in fair value of securities available for sale	5,529	1,759	2,463
Reclassification of derivative items into earnings	3,486	592	761
Other comprehensive income	9,165	4,116	3,786

Comprehensive income (loss)	7,310	(9,076)	(10,232)

Comprehensive (income) loss attributable to non-controlling interests	(18)	25	31

Comprehensive income (loss) attributable to CapLease, Inc.	$7,292	$(9,051)	$(10,201)

See notes to consolidated financial statements

CapLease, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

	Stockholders' Equity
				Accumulated
				Other
		Common	Additional	Comprehensive
	Preferred	Stock	Paid-In	Income	Non-controlling	Total
(Amounts in thousands)	Stock	at Par	Capital	(Loss)	Interest	Equity
Balance at December 31, 2008	$33,657	$474	$317,565	$(28,118)	$1,341	$324,919
Incentive stock plan compensation expense	–	–	2,118	–	–	2,118
Incentive stock plan grants issued and forfeited	–	11	(11)	–	–	–
Net loss	–	–	(13,967)	–	–	(13,967)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(51)	(51)
Issuance of common stock	–	32	11,014	–	–	11,046
Dividends declared - preferred	–	–	(2,844)	–	–	(2,844)
Dividends declared - common	–	–	(10,508)	–	–	(10,508)
Distributions declared-operating partnership units	–	–	–	–	(33)	(33)
Amortization of losses on securities previously classified as available for sale	–	–	–	562		562
Increase in fair value of securities available for sale	–	–	–	2,463	–	2,463
Reclassification of derivative items into earnings	–	–	–	761	–	761
Balance at December 31, 2009	33,657	517	303,368	(24,332)	1,257	314,467
Incentive stock plan compensation expense	–	–	2,541	–	–	2,541
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–
Net loss	–	–	(13,140)	–	–	(13,140)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(52)	(52)
Issuance of common stock	–	54	25,048	–	–	25,102
Issuance of preferred stock	40,223	–	–	–	–	40,223
Repurchase of convertible senior notes-equity component	–	–	(1,050)	–	–	(1,050)
Dividends declared-preferred	–	–	(6,501)	–	–	(6,501)
Dividends declared-common	–	–	(14,029)	–	–	(14,029)
Distributions declared-operating partnership units	–	–	–	–	(38)	(38)
Amortization of losses on securities previously classified as available for sale	–	–	–	1,765	–	1,765
Increase in fair value of securities available for sale	–	–	–	1,759	–	1,759
Reclassification of derivative items into earnings	–	–	–	592	–	592
Balance at December 31, 2010	73,880	576	296,232	(20,216)	1,167	351,639
Incentive stock plan compensation expense	–	–	2,785	–	–	2,785
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net loss	–	–	(1,835)	–	–	(1,835)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(20)	(20)
Issuance of common stock	–	102	54,167	–	–	54,269
Repurchase of common stock	–	(18)	(6,718)	–	–	(6,736)
Dividends declared-preferred	–	–	(6,510)	–	–	(6,510)
Dividends declared-common	–	–	(16,815)	–	–	(16,815)
Distributions declared-operating partnership units	–	–	–	–	(41)	(41)
Amortization of losses on securities previously classified as available for sale	–	–	–	150	–	150
Increase in fair value of securities available for sale	–	–	–	5,529	–	5,529
Reclassification of derivative items into earnings	–	–	–	3,486	–	3,486
Balance at December 31, 2011	$73,880	$664	$321,302	$(11,051)	$1,106	$385,901

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2011	2010	2009

Operating activities

Net loss	$(1,835)	$(13,140)	$(13,967)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	49,472	48,465	51,936
Stock based compensation	2,785	2,541	2,118
Amortization of above and below market leases	1,274	1,663	1,344
(Gain) loss on investments, net	(2,074)	7,949	10,886
Provision for loss on property investment	16,423	–	15,999
(Gain) loss on extinguishment of debt	(15,163)	293	(9,829)
Gain attributable to non-controlling interest in consolidated subsidiaries	(20)	(52)	(51)
Straight-lining of rents	(1,886)	(4,189)	(1,377)
Amortization of discounts/premiums, and origination fees/costs, net	(549)	(625)	(495)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	2,266	2,785	3,603
Changes in operating assets and liabilities:
Other assets	839	(436)	(2,696)
Accounts payable and other liabilities	(3,732)	2,433	(59)
Deposits and escrows	(33)	2	(48)
Net cash provided by operating activities	47,768	47,689	57,364
Investing activities
Purchases of real estate investments	(22,773)	(33,513)	–
Real estate improvements, additions, rebates and construction in progress	(18,133)	(8,077)	(1,389)
Proceeds from sale of real estate investments	5,171	3,410	6,544
Leasing commission costs	(152)	(1,298)	(794)
Proceeds from sale or prepayments of loans	86,946	–	41,206
Additions to loans held for investment	–	–	(790)
Principal received from borrowers	10,032	11,205	15,458
Proceeds from sale of CDO, net of liabilities assumed	22,273	–	–
Purchase of commercial mortgage-backed securities	–	–	(496)
Proceeds from sale of securities	31,285	–	7,475
Repayments of commercial mortgage-backed securities	4,974	3,256	3,134
Purchases of furniture, fixtures, equipment and leasehold improvements	(17)	(34)	(6)
Net cash provided by (used in) investing activities	119,605	(25,051)	70,342

Financing activities
Borrowings from mortgages on real estate investments	19,485	1,752	1,574
Repayments of mortgages on real estate investments	(20,649)	(16,104)	(13,650)
Repayments of collateralized debt obligations	(105,266)	(9,139)	–
Collateralized debt obligations repurchased	(1,605)	–	(2,881)
Funds held by trustee of CDO pending distribution	3,757	–	(750)
Borrowings from credit agreement	–	15,610	–
Repayments on credit agreement	(34,676)	(36,526)	(63,000)
Repayments on secured term loan	(13,737)	(12,191)	(9,649)
Convertible senior notes repurchased	–	(17,335)	(9,583)
Debt issuance costs	(1,002)	(815)	(645)
Escrows held with mortgage lender	–	–	212
Common stock issued, net of offering costs	54,269	25,102	11,046
Common stock repurchased	(6,736)	–	–
Preferred stock issued, net of offering costs	–	40,222	–
Distributions to non-controlling interest	(41)	(37)	(23)
Dividends paid on common and preferred stock	(22,754)	(18,981)	(10,250)
Net cash used in financing activities	(128,955)	(28,442)	(97,599)
Net increase (decrease) in cash and cash equivalents	38,418	(5,804)	30,107
Cash and cash equivalents at beginning of period	32,742	38,546	8,439
Cash and cash equivalents at end of period	$71,160	$32,742	$38,546

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – continued

	Year ended December 31,
(Amounts in thousands)	2011	2010	2009
Supplemental disclosure of cash flow information
Cash paid during the year for interest expense (excluding capitalized interest)	$76,440	$81,026	$86,332
Cash paid during the year for income taxes	–	201	–
Distributions declared but not paid	10	10	9
Dividends declared but not paid	5,935	5,363	3,813

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	$1,948	$2,820	$–
Mortgage notes payable assumed on properties acquired	34,633	–	–
Mortgage notes payable transferred on properties sold	–	–	14,400
Collateralized debt obligations transferred on sale (notional)	152,950	–	–
Collateralized debt obligations reclassified to mortgages on real estate investments (notional)	30,718	–	–
Collateralized debt obligations reclassified to commercial mortgage-backed securities (fair value)	4,903	–	–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

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

In addition to its portfolio of owned properties, the Company has a modest portfolio of first mortgage loans and other debt investments on single tenant properties. That debt portfolio was reduced significantly during 2011 as a result of the Company’s sale of the assets and associated liabilities comprising its collateralized debt obligation, or CDO, as well as the individual sale of certain other loans and securities. See Notes 4, 5, 6 and 9. While the focus of the Company’s investment activity is expected to remain the ownership of real properties, the Company may continue to make debt investments from time to time on an opportunistic basis in the future.

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

CapLease completed its initial public offering of common stock in March 2004, and completed its initial public offering of its 8.125% Series A cumulative redeemable preferred stock in October 2005. As of December 31, 2011, CapLease had 66,275,535 shares of common stock and 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock outstanding. See Note 13.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and include the assets, liabilities, and results of operations the Company. Results of operations of properties acquired are included in the Consolidated Statements of Operations from the date of acquisition. The Company accounts for properties that it intends to dispose of in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Codification Statement (“ASC”) 360-10-45. All significant intercompany transactions, balances and accounts have been eliminated in consolidation.

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

Risks and Uncertainties

In the normal course of business, among the risks the Company encounters are credit risk and market risk. Credit risk is the risk of default on the Company’s leases, loans, securities and any derivative instruments that results from a tenant’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in real estate, loans, securities or derivative instruments due to changes in interest rates or other market factors, including the value of real estate held by the Company, and the collateral underlying loans and securities. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated real estate or collateral values, payment histories, and other relevant information.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

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

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 7 below. The Company recognized impairment losses of $16,423 on one long-lived asset located in Hartford, Connecticut during the year ended December 31, 2011 and $18,861 of gain on debt extinguishment related to the transfer of the property to the lender (see Notes 3 and 6). The Company recognized no impairment losses on long-lived assets during the year ended December 31, 2010. The Company recognized $15,999 of impairment losses on long-lived assets during the year ended December 31, 2009, including a $11,923 write-down to estimated fair value during the fourth quarter of 2009 on the vacant property in Johnston, Rhode Island (see Note 3), a $2,853 loss on an owned property that was sold during the second quarter of 2009 (see Note 6), and a $1,223 loss on an owned property that was sold during the first quarter of 2010 (see Note 6).

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

The Company is required under GAAP to allocate the purchase price of rental real estate acquired to the following based on estimated fair values on the acquisition date:

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

Above-market and below-market lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease. Fair market lease rates are measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market rate renewal options for below-market leases. In computing present value, the Company considers the costs which would need to be invested to achieve the fair market lease rates. The Company uses a discount rate which reflects the risks associated with the leases acquired. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market renewal options of the respective leases.

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through December 31, 2011, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at lower of cost or estimated fair value. As of December 31, 2011, the Company has not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis. The Company’s impairment analysis includes both a general reserve component and an asset-specific component. The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries. These estimates are highly subjective and could differ materially from actual results. As of December 31, 2011, the Company has a general loan loss reserve of $500. See Note 4.

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan. Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent. Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt. These estimates are highly subjective and could differ materially from actual results. The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it. As of December 31, 2011, the Company did not have any asset-specific loan loss reserves.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

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

As of December 31, 2010, the Company classified its securities investments that were financed in its March 2005 CDO or in the December 2007 secured term loan transaction discussed at Note 9, as “held to maturity,” and all of the Company’s other securities investments, including those financed pursuant to the credit agreement discussed at Note 9, were classified as “available for sale.”

During the second quarter 2011, the Company reclassified all of its securities investments that were financed in its March 2005 CDO or in the December 2007 secured term loan transaction discussed at Note 9, to “available for sale.” As a result, all of the Company’s securities investments are now classified as “available for sale.” The Company’s decision to reclassify such securities was based on its judgment that as a result of a variety of factors it is possible that the Company would execute on a sale of such securities prior to maturity.

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

When the Company sells its securities investments, it uses the specific identification method to determine the cost of the security sold and any amounts reclassified out of Accumulated Other Comprehensive Income (Loss) into earnings.

Securities investments in the note classes of the Company’s CDO transaction reduced the amount of debt the Company had outstanding in such transaction until the CDO was sold during September 2011. Upon the CDO sale, those securities were classified as “available for sale” and initially recorded at fair value on the date of the sale.

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. The Company had other-than-temporary impairment losses on securities charged to the Statement of Operations of $48 during the year ended December 31, 2011, $7,949 during the year ended December 31, 2010, and $133 during the year ended December 31, 2009. See Note 5.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

Marketing and Advertising Costs

The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense totaled $211, $200, and $145, in 2011, 2010, and 2009, respectively.

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive. The number of weighted average common shares not included was 3,093,759, 3,648,768, and 5,014,100, respectively, for the years ended December 31, 2011, December 31, 2010, and December 31, 2009.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

The following summarizes the Company’s EPS computations for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 (in thousands, except per share amounts):

	December 31,
	2011	2010	2009
Net loss allocable to common stockholders	$(8,345)	$(18,758)	$(16,811)
Weighted average number of common shares outstanding, basic and diluted	64,758	56,189	49,297
Loss per share, basic and diluted	$(0.13)	$(0.33)	$(0.34)

Non-vested shares included in weighted average number of shares outstanding above	1,606	1,739	1,801

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

In May 2011, the FASB issued new accounting guidance ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends various sections of ASC 820 and changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. ASU 2011-04 is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on the Company’s consolidated financial statements. The Company will adopt this ASU for the reporting period ending March 31, 2012, as required.

In June 2011, the FASB issued new accounting guidance ASU 2011-05, Presentation of Comprehensive Income, which amends various sections of ASC 220 and allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has elected early adoption of this ASU for the reporting period ended December 31, 2011, as permitted by the ASU. The Company’s adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

In December 2011, the FASB issued new accounting guidance ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05, which amends various sections of ASC 220-10. The amended sections indefinitely defer the effective date of the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income, which ASU 2011-05 would require. All other requirements of ASU 2011-05 are unaffected by this new guidance. For public entities, the amendments in ASU 2011-12 are effective concurrent with ASU 2011-05, for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company has elected to adopt this ASU for the reporting period ended December 31, 2011, as it is required to be adopted concurrently with ASU 2011-05. The Company’s adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income (loss) or equity related to these reclassifications.

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
Real estate investments:
Land	$203,184	$190,521
Building and improvements	1,304,655	1,268,320
Construction in progress, land	2,345	951
Construction in progress, building and improvements	6,277	5,557
Intangible assets	165,963	183,543
Less: Accumulated depreciation and amortization	(280,898)	(250,493)
Real estate investments, net	$1,401,526	$1,398,399
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(12,689)	(10,503)
Intangible liabilities on real estate investments, net	$35,219	$37,405

During the three months ended December 31, 2011, the Company completed the following real estate acquisition:

			Purchase		Net Rentable
Month Acquired	Tenant or Guarantor	Location	Price	Lease Expires	Square Feet
November	Lowes Companies, Inc.	2401/2501 Elysian Fields Ave., New Orleans, LA	$28,474	May 2030	133,841

The above acquisition was funded with $11,697 of cash and the assumption on in-place mortgage financing in the outstanding principal amount of $16,777.

There were no acquisition costs or interest charges capitalized as part of buildings and improvements for the above acquisition.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

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

The table below details the Company’s construction in progress associated with the Cimarex joint venture as of December 31, 2011. The information included in the table below represents management’s estimates and expectations at December 31, 2011 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

				Lease	Investment	Estimated	Estimated	Estimated
		Property	Approximate	Term	through	Remaining	Total	Completion
Location	Tenant	Type	Square Feet	(years)(1)	12/31/11	Funding(2)	Investment(3)	Date
Tulsa, Oklahoma	Cimarex Energy Co.	Office Building	324,000	12	$8,159	$46,841	$55,000	Q1 2013

(1)	The lease is in force and rent will commence as building floors are completed and delivered to the tenant and the 12 year lease term will commence upon completion and delivery of all building floors to the tenant.

(2)	The Company has entered into a construction/term loan with Bank of Oklahoma to fund a portion of the total investment. Upon completion of construction, up to $31,000 is expected to have been funded from borrowings under the loan agreement with Bank of Oklahoma. See Note 9.

(3)	Interest and fees the Company will earn during the construction period are expected to reduce the total investment to $53,000.

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue may be recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of December 31, 2011 and December 31, 2010, were as follows:

	December 31,
	2011	2010
Accrued Rental Income	$41,387	$39,506
Deferred Rental Income	2	-

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, were as follows:

	December 31,
	2011	2010	2009
Depreciation on real estate (included in depreciation and amortization expense)	$33,208	$32,105	$32,738
Amortization of in-place leases (included in depreciation and amortization expense)	15,936	15,976	18,517
Amortization of above-market leases (included as a reduction of rental revenue)	3,461	3,849	3,849
Amortization of below-market leases (included as an increase to rental revenue)	2,187	2,186	1,593

As of December 31, 2011, the Company’s weighted average amortization period on intangible assets was 7.6 years, and the weighted average amortization period on intangible liabilities was 25.6 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of December 31, 2011 was as follows:

	Intangible	Intangible
	Assets	Liabilities
2012	$15,064	$2,186
2013	9,392	2,051
2014	9,034	1,954
2015	8,375	1,678
2016	6,789	1,614
Thereafter	19,398	25,736
Total	$68,052	$35,219

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

Annual Impairment Testing

The Company evaluated its owned property portfolio for impairment at December 31, 2011, and determined that no impairment losses were appropriate other than as set forth below.

Hartford, Connecticut Property

The lease and non-recourse mortgage debt on the Company’s property in Hartford, Connecticut matured during October 2011. During December 2011, the property was transferred to the lender in full satisfaction of the mortgage debt. During the year ended December 31, 2011, the Company recorded impairment losses of $16,423 and gain on debt extinguishment of $18,861, related to the disposition of the property to the lender.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

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

As of December 31, 2011, the Company performed an impairment analysis of its Johnston, Rhode Island property and concluded that no further impairment losses were necessary as the estimated future cash flows from the property are in excess of the Company’s applicable carry value of $25,493.

4. Loans Held for Investment

Loans held for investment at December 31, 2011 and December 31, 2010, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of December 31, 2011, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of December 31, 2011, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	December 31,
	2011	2010
Principal	$37,622	$214,049
Discount	(3,913)	(2,664)
Cost basis	33,709	211,385
Allowance for loan losses	(500)	(944)
Carrying amount of loans	33,209	210,441
Deferred origination fees, net	(70)	(401)
Total	$33,139	$210,040

During 2011, the Company has significantly reduced the size and number of its loans held for investment, primarily through the sale of its CDO during September. See Note 6.

As of December 31, 2011, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%, compared to 5.00% to 9.32% as of December 31, 2010. At December 31, 2011 and December 31, 2010, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 7.3% and 6.7%, respectively.

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

December 31, 2011, 2010 and 2009

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1) (2)	12/31/11	12/31/10
Investment grade rating of A- or A3 and above	$16,664	$39,780
Investment grade rating of below A- or A3	9,239	113,001
Implied investment grade rating	-	38,285
Non-investment grade rating	7,806	18,887
Unrated	-	988
General loan loss reserve	(500)	(500)
	$33,209	$210,441

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from Standard & Poor's or equivalent rating if rated only by Moody's Investors Service.

(2)	The Company implies an investment grade credit rating for tenants that are not publicly rated by Standard & Poor’s or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which the Company has obtained a private investment grade rating from either Standard & Poor’s or Moody’s, (iii) for which we have evaluated the creditworthiness of the tenant and estimated a credit rating that is consistent with an investment grade rating from S&P or Moody’s, or (iv) are governmental entity branches or units of another investment grade rated governmental entity.

As of December 31, 2011, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio. The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During June 2011, the Company charged off its remaining $988 net investment in the franchise lending venture. The charge-off is included as a component of “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations. The charge-off is in addition to a $444 charge-off recorded during 2009. The Company determined to revise its estimate of loss due to a variety of factors, including the passage of two years since the borrower was current on its debt service payments with only de minimis payments to the Company during that time and uncertainty regarding the value of the Company’s collateral and the timing of resolution of the Company’s claim, particularly in light of the borrower’s Chapter 11 bankruptcy filing during 2011 and the existence of various issues for resolution before the bankruptcy court.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

5. Commercial Mortgage-Backed Securities

As of December 31, 2011, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at December 31, 2011 follows:

	Face Amount (1)		Cost Basis		Fair Value
Description	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO)	$24,527	$34,722	$24,818	$35,172	$20,648	$27,947
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	16,867	17,480	16,867	17,480	17,410	17,507
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BB	7,489	8,032	7,578	8,142	8,395	8,875
BAC M 2006-4, Class H (rated CCC)	4,000	8,000	–	400	800	400
BAC MS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	656	602	555	493	555	493
BAC MS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	1,001	920	828	735	828	735
CALFS 1997-CTL1, Class D (rated B-)	3,000	6,000	3,000	5,951	1,200	4,501
CapLease CD O 2005-1, Class A (rated BBB+) (2)	2,661	–	2,326	–	2,345	–
CapLease CD O 2005-1, Class B (rated BBB-) (2)	2,000	–	1,400	–	1,410	–
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,139	6,978	2,639	1,109
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	756	1,149	672	320
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	3,916	4,392	3,916	4,392	2,533	3,917
Certificated Mortgage Loan (with Yahoo! Inc. as tenant) (rated BBB-)	–	21,739	–	21,497	–	20,868
Banc of America 2007-1, Class C (rated B)	–	500	–	173	–	225
BSC MS 1999 CLF1, Class E (rated D)	–	3,326	–	–	–	–
BSC MS 1999 CLF1, Class F (not rated)	–	251	–	–	–	–
CMLBC 2001-CMLB-1, Class E (rated BBB+)	–	9,526	–	10,033	–	5,456
CMLBC 2001-CMLB-1, Class G (rated BB-)	–	9,526	–	8,953	–	2,789
JP Morgan 2006-LDP9, Class AJ (rated B+)	–	200	–	99	–	166
NLFC 1999-LTL-1, Class E (rated BB)	–	11,081	–	5,926	–	3,880
W achovia 2007-C30, Class AJ (rated B)	–	200	–	95	–	109
W achovia 2007-C31, Class AJ (rated B+)	–	200	–	96	–	110
W achovia 2007-C33, Class AJ (rated B+)	–	200	–	96	–	134
W BCMT 2004-C15, Class 180ML-D (rated CCC+)	–	15,000	–	15,013	–	13,800
W BCMT 2004-C15, Class 180ML-E (rated CCC )	–	8,000	–	8,008	–	7,223
W BCMT 2006-C27, Class C (rated BB)	–	11,000	–	11,148	–	6,600
Total	$84,405	$189,187	$69,181	$162,029	$59,435	$127,164

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

(2)	Represents investments in the note classes of the CDO that the Company did not sell as part of the CDO sale transaction completed during the third quarter of 2011. Prior to such sale, for financial accounting purposes the note classes were reported as a reduction in the amount of debt the Company had outstanding in the CDO. The Company has no continuing involvement in the CDO transaction.

All credit ratings in the above table are as of December 31, 2011.

During 2011, the Company significantly reduced the size and number of its securities available for sale, including through the sale of its CDO during September. See Note 6.

The Company evaluated each of its securities for other-than-temporary impairment at December 31, 2011, and determined that no additional other-than-temporary impairment charges on its securities were appropriate. During the quarter ended September 30, 2011, the Company determined to recognize an other-than-temporary impairment of $48 on the BACM 2006-4, Class H bond which reduced the Company’s cost basis on the bond to zero. The loss is included as a component of “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations, and is in addition to other-than-temporary impairment losses of $7,741 of the same bond at December 31, 2010. To the extent the Company continues to receive debt service payments from the bond, it will record those payments as interest income. During the quarter ended December 31, 2011, the Company received debt service payments of $91 from the bond, all of which were recorded as interest income.

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

Unrealized gains and losses on securities at December 31, 2011 and December 31, 2010, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	December 31,
	2011	2010
Unrealized gains on securities previously available for sale	$–	$750
Unrealized losses on securities previously available for sale	–	(8,857)
Unrealized gains on securities available for sale	2,189	–
Unrealized losses on securities available for sale	(11,936)	(7,958)

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2011.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more months	$27,692	$11,936	5

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2010.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more months	$98,411	$35,810	12

Credit ratings on the 5 securities in a continuous unrealized loss position for more than 12 months as of December 31, 2011, range from AAA to D with a weighted average of B+ and those securities have a weighted average maturity of approximately 6.6 years. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of December 31, 2011.

At December 31, 2011 and December 31, 2010, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.4% and 8.0%, respectively.

6.	Assets Sold and Discontinued Operations

Year Ended December 31, 2011

During December 2011, the Company transferred the Hartford, Connecticut property to the lender in full satisfaction of the mortgage debt. See Note 3. During the year ended December 31, 2011, the Company recorded impairment losses of $16,423 and gain on debt extinguishment of $18,861, related to the disposition of the property to the lender. Operating results from the property are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

During September 2011, the Company completed the sale of its March 2005 CDO. By virtue of that sale, the Company disposed of 44 loans held for investment with an aggregate carry value as of June 30, 2011 of $151,317, and all or a portion of 12 securities available for sale with an aggregate carry value of $46,203 and cost basis of $59,087 as of June 30, 2011. The CDO sale generated cash proceeds net of debt repaid and excluding accrued interest of approximately $30,217, and a net gain of $3,910, before the charge-off of various deferred CDO costs totaling $3,698, including deferred realized losses on cash flow hedges of $2,333 and deferred issuance costs of $1,240. The net gain of $3,910 is included as a component of “Gain (loss) on investments, net” on the Company’s Consolidated Statement of Operations and the $3,698 charge-off is included as “Loss on extinguishment of debt” on the Company’s Consolidated Statement of Operations.

The Company sold two small owned property investments during the year ended December 31, 2011. During August, the Company sold a retail property located in Pennsauken, New Jersey leased to Walgreen Co. for net cash proceeds of $3,830 and recognized a gain of $603. During September, the Company sold another retail property located in Simi Valley, California leased to McDonald’s USA, LLC for net cash proceeds of $2,000 and recognized a gain of $822. The foregoing gains are included as a component of “Gain (loss) on investments, net” on the Company’s Consolidated Statement of Operations. Operating results from the two properties sold are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

During May 2011, the Company sold two long-term mortgage loans each backed by a single retail store leased to Home Depot USA, Inc., one store located in Chelsea, Massachusetts and the other located in Tullytown, Pennsylvania. The loans had an aggregate carry value of $16,002, and generated sales proceeds of $16,935. The Company’s net gain on sale of the loans after estimated expenses of $271 was $662, and is included as a component of “Gain (loss) on investments, net” on the Company’s Consolidated Statement of Operations.

During May 2011, the Company sold one of its commercial mortgage-backed securities investments (WBCMT 2006-C27, Class C). The sale was executed because of evidence of significant deterioration in the underlying collateral within the securitization pool. The total of $11,000 face amount of securities were sold at a dollar price of $79.50 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended June 30, 2011 of $2,397. The loss is included as a component of “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations. The aggregate carrying amount of the securities was $11,142 as of March 31, 2011.

During February 2011, the Company sold two of its commercial mortgage-backed securities investments. Both of the securities are secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The sale was executed primarily because the securities were beyond their original scheduled maturity date of November 2009 and the sale enabled the Company to realize a return of substantially all of the outstanding principal. The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended March 31, 2011 of $490.  The loss is included as a component of “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations. The aggregate carrying amount of these securities was $22,236 as of December 31, 2010.

Year Ended December 31, 2010

The Company sold one owned property during the year ended December 31, 2010. The property, which is located in Wyomissing, Pennsylvania and was leased to Cott Corporation, was sold in March 2010 and had been reclassified to discontinued operations at December 31, 2009, in connection with the Company’s expected disposal of the asset. The impact of the expected sale, as well as a lease termination with the tenant in a separate transaction, was recognized at the time of the reclassification. The Company recognized a loss on the lease termination and sale of $1,223, which was included in “Provision for loss on property investment” on the Company’s Consolidated Statement of Operations during the quarter and year ended December 31, 2009. The Company also recognized $354 of impairment losses on this property during the year ended December 31, 2008, representing the Company’s estimate at that time of the decline in the fair value of the property below the Company’s carry value.

Year Ended December 31, 2009

During September 2009, the Company sold a $22,244 outstanding principal balance 7.90% long-term mortgage loan on a property in Danvers, Massachusetts backed by a Koninklijke Ahold N.V. lease. In connection with the sale of this asset, the Company recognized a loss of $3,807 during the quarter ended September 30, 2009. The loss was included in “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations.

During August 2009, the Company sold $9,500 of face amount of 6.65% pass through certificates backed by loans on two office buildings in Sunnyvale, California leased to Yahoo!, Inc. In connection with the sale of this asset, the Company recognized a loss of $2,105 during the quarter ended September 30, 2009. The loss was included in “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations.

During April 2009, the Company sold the OSHA technological laboratory facility in Sandy, Utah leased to the United States Government. In connection with the sale of this property, the Company recognized a loss of $2,853 during the quarter ended March 31, 2009. The loss was included in “Provision for loss on property investment” in the Company’s Consolidated Statement of Operations. Operating results from this property are reflected as discontinued operations in the Company’s Consolidated Statement of Operations.

During April 2009, the Company sold a majority participation interest in a long-term mortgage loan on a property in Framingham, Massachusetts backed by a Lowe’s Companies Inc. lease. During the quarter ended March 31, 2009, the Company recorded a loss of $4,397 in connection with the sale of this loan. The loss was included in “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

The following presents the operating results for the properties sold during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Total revenues	$3,300	$4,078	$5,194
Pretax income (loss)	3,906	(227)	(4,135)

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

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and other liabilities, and dividends and distributions payable approximate their carrying values due to the short-term maturities of these items.

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at December 31, 2011 and December 31, 2010, are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	12/31/2011	12/31/2010	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Assets:
Loans held for investment	$33,209	$210,441	$37,622	$214,049	$35,120	$223,099
Commercial mortgage-backed securities	59,435	145,965	84,405	189,187	59,435	127,164
Liabilities:
Mortgages on real estate investments	$972,924	$928,429	$969,004	$925,264	$1,002,247	$979,570
Collateralized debt obligations	–	254,210	–	254,361	–	220,907
Credit agreement	70,668	105,345	70,668	105,345	70,668	105,345
Secured term loan	88,142	101,880	88,142	101,880	78,302	95,145
Convertible senior notes	34,522	33,926	35,009	35,009	34,997	35,004
Other long-term debt	30,930	30,930	30,930	30,930	29,421	28,095

The fair values indicated above are indicative of the interest rate and credit spread environment as of December 31, 2011 and December 31, 2010, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases. The methodologies used and key assumptions made to estimate fair values are as follows:

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

December 31, 2011, 2010 and 2009

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

The guidance applies principally to the Company’s securities investments, all of which are classified as available for sale for accounting purposes and, as such, are measured at fair value on a recurring basis on the Company’s financial statements.

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of December 31, 2011, the Company has not classified any of its securities as Level 1.

•	Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of December 31, 2011, the Company has classified two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant), as well as its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

•	Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of December 31, 2011, the Company has classified all of its securities that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class. As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect transactions in inactive markets. Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

The table below presents the fair value of the Company’s securities as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,2011
Assets
Securities available for sale	$–	$26,622	$32,813	$59,435

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

The table below presents the fair value of the Company’s securities classified as available for sale as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. As of December 31, 2010, only the Company’s securities financed pursuant to the credit agreement discussed at Note 9 were classified as available for sale.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,2010
Assets
Securities available for sale	$–	$–	$13,797	$13,797

The following table summarizes the change in the fair value for Level 3 items for the years ended December 31, 2011 and December 31, 2010:

	Year ended December 31, 2011	Year ended December 31, 2010
Securities available for sale
Beginning balance	$13,797	$13,044
Gains (losses) included in net income (loss):
Included in gains (loss) on investments	–	(208)
Included in interest income	391	309
Gains (losses) included in other comprehensive income	(585)	1,758
Purchases, sales, issuances and settlements (net)	(2,123)	(1,106)
Transfers in (out) of Level 3	21,333	–
Ending balance	$32,813	$13,797

8. Other Assets

Other assets as of December 31, 2011 and December 31, 2010, consisted of the following:

	December 31,
	2011	2010
Receivables and accrued interest	$8,317	$9,593
Prepaid expenses and deposits	1,381	2,197
Reserve accounts	17,393	15,598
Funds with CDO trustee pending distribution	-	4,697
Restricted cash	440	1,126
Amounts held by servicer	431	666
Accrued rental income	41,387	39,506
Debt issuance costs, net	3,889	5,999
Deferred leasing costs, net	1,483	1,767
Investment in statutory trust	930	930
Other	712	1,046
Total	$76,363	$83,125

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

The credit agreement with Wells Fargo Bank includes the following terms:

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

•	Size: maximum revolving credit commitment of $140,000;

•	Maturity: maturity date of July 16, 2013; and

•	Interest Rate: floating rate LIBOR-based facility with interest rate on the Company’s borrowings set at one-month LIBOR plus 275 basis points.

As of December 31, 2011, the Company’s outstanding borrowings under the agreement were $70,668 and its effective financing rate was 3.6%.

The Company’s borrowings under the credit agreement are secured by a combination of first mortgage loan investments, intercompany mortgage loans on owned property investments, commercial mortgage-backed securities and a first lien on the Company’s ownership interest in the real property located in Johnston, Rhode Island.

The Company’s obligations under the credit agreement are also fully recourse to all of its other assets. In the event Wells Fargo Bank determines in its sole discretion that the value of the Company’s collateral assets has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event, Wells Fargo Bank may require the Company to prepay a portion of its borrowings, provided that Wells Fargo Bank may not reduce the value of any of the Company’s collateral other than CMBS securities due to general credit spread or interest rate fluctuations.

The Company is required to comply with the following financial covenants under the credit agreement:

•	minimum liquidity (basically cash and cash equivalents) of at least $12,000;

•	minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010;

•	maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80%; and

•	minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, and depreciation and amortization, divided by interest expense) of 105%.

As of December 31, 2011, the Company was in compliance with the above financial covenants.

Amounts related to the Company’s credit agreement as of December 31, 2011 and December 31, 2010, were as follows:

	At December 31, 2011		At December 31, 2010
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Credit Agreement
Loans held for investment	$1,552	$4,111	$6,452	$11,195
Intercompany mortgage loans and investments in CapLease CDO (2010)	66,887	94,020	95,609	130,225
Commercial mortgage-backed securities	2,230	2,533	3,284	11,141
Owned property	–	25,494	–	26,812
Total	$70,669	$126,158	$105,345	$179,373

For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	December 31,
	2011	2010	2009
Weighted average effective financing rate	3.49%	3.66%	3.71%
Average 30-Day LIBOR rate	0.23%	0.27%	0.35%

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Dec 31, 2011		Dec 31, 2010
Property Level Debt - Fixed Rate	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date

Abbott Laboratories, Columbus, OH (2)	$5,080	$5,080	$–	$–	5.40%	6.1%	Oct 2016
Abbott Laboratories, Waukegan, IL	14,440	14,440	14,710	14,710	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,445	19,445	19,721	19,721	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,702	20,702	20,996	20,996	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	16,175	16,569	–	–	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	59,274	59,274	60,870	60,870	5.23%	5.8%	Nov 2014
Baxter International, Inc., Bloomington, IN (2)	4,407	4,407	–	–	5.40%	6.1%	Sep 2016
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Holdings Limited, Whippany, NJ	32,559	32,559	33,237	33,237	5.26%	5.3%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ (2)	1,727	1,727	–	–	5.26%	6.5%	Mar 2015
Capital One Financial Corporation, Plano, TX	19,344	19,344	19,850	19,850	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	26,708	26,708	28,025	28,025	5.30%	5.3%	May 2013
Cooper Tire & Rubber Company, Franklin, IN	17,690	17,690	–	–	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Crozer-Keystone Health System, Ridley, PA (2)	2,964	2,964	–	–	5.40%	6.0%	Apr 2019
CVS Corporation, Randolph, MA (2)	7,601	7,601	–	–	5.40%	6.4%	Jan 2014
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,889	29,889	30,200	30,200	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	26,672	26,454	27,190	26,937	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
ITT Corporation, Herndon, VA	39,764	39,764	40,393	40,393	5.33%	5.4%	Jun 2015
ITT Corporation, Herndon, VA (2)	2,995	2,995	–	–	5.33%	6.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,820	13,820	14,040	14,040	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	41,299	41,299	41,892	41,892	5.10%	5.4%	Jul 2015
Lowes Companies, Inc., New Orleans, LA	8,599	9,258	–	–	5.57%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	7,702	8,135	–	–	5.32%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	433	479	–	–	5.93%	4.8%	Aug 2030
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,472	12,472	12,784	12,784	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,616	15,616	15,818	15,818	5.84%	5.9%	May 2016
The Travelers Corporation, Hartford, CT	–	–	4,856	4,925	9.80%	5.5%	Sep 2011
The Travelers Corporation, Hartford, CT	–	–	17,251	17,656	10.76%	7.7%	Oct 2011
Tiffany & Co., Parsippany, NJ	57,482	57,482	58,274	58,274	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI (2)	2,473	2,473	–	–	5.83%	6.8%	Dec 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI (2)	2,208	2,208	–	–	6.18%	6.8%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	68,847	68,847	69,547	69,547	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,606	10,606	10,749	10,749	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,922	10,922	11,086	11,086	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	18,395	20,806	19,060	21,695	7.57%	5.3%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,233	18,233	18,508	18,508	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	57,908	57,908	59,459	59,459	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,217	5,217	5,297	5,297	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	4,062	4,154	4,708	4,836	7.30%	6.4%	Apr 2016
Walgreen Co., Pennsauken, NJ	–	–	1,306	1,365	7.65%	6.0%	Oct 2016
Walgreen Co., Portsmouth, VA	2,481	2,584	2,644	2,766	7.20%	6.2%	Jul 2018
Total	$969,004	$972,924	$925,264	$928,429

(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

(2)	The mortgage note is part of the collateral in the CDO transaction that the Company sold during the third quarter of 2011. Prior to such sale, for financial accounting purposes the mortgage note and related debt obligation were eliminated in consolidation as intercompany transactions.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,483,528 at December 31, 2011, and $1,435,087 at December 31, 2010.

Loan Agreement for Tulsa, Oklahoma Development Project

During July 2011, the Company entered into a loan agreement with Bank of Oklahoma to provide construction financing of approximately one-half of the project costs related to the development of the property in Tulsa, Oklahoma for Cimarex Energy Co. See Note 3. Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24,000 of project costs beginning after the Company has funded an aggregate of $24,000 to the project. During the construction period, interest only will be payable by the Company to the lender each month at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor). Upon completion of the project, the construction loan will automatically convert to a term loan of up to $31,000 bearing interest at a rate equal to the prevailing one month LIBOR rate plus 275 basis points and maturing in July 2018. During the term loan period, in addition to monthly payments of interest, principal will also be payable by the Company to the lender based on a 25-year amortization period. Subject to customary non-recourse exceptions, the lender’s recourse in the event of a default of the loan is limited to the property and the other assets of the Company’s joint venture entity that owns the property. As of December 31, 2011, the Company had not drawn any amounts under the loan agreement with Bank of Oklahoma.

Collateralized Debt Obligations

During September 2011, the Company completed the sale of its March 2005 CDO. For legal and accounting purposes, the sale resulted in the transfer by the Company of the various assets in the CDO trust along with the transfer of the obligation to pay debt service on the various CDO note classes. See Note 6.

Results of the CDO included in the Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 were as follows:

	December 31,
	2011	2010	2009
Total revenue attributable to CDO activity	$9,761	$17,185	$15,885
Total revenue attributable to CDO activity per common share	0.15	0.31	0.32
Net income attributable to CDO activity	2,151	4,961	3,557
Net income attributable to CDO activity per common share	0.03	0.09	0.07

As of December 31, 2011, the Company owned an aggregate of $2,661 face amount of Class A CDO notes and $2,000 face amount of Class B CDO notes which will continue to receive interest and principal when paid in accordance with the priority of payments specified in the CDO transaction documents. See Note 5. These securities were previously purchased by the Company on the open market during 2009 (in the case of the Class A notes) and 2011 (in the case of the Class B notes).

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

Amounts related to the secured term loan as of December 31, 2011, were as follows:

		Collateral
	Borrowings	Carry Value
Loans held for investment	$19,774	$29,598
Intercompany mortgage loans on CapLease properties	24,436	35,358
Commercial mortgage-backed securities	43,932	48,454
Total	$88,142	$113,410

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

Since original issuance, CapLease has repurchased an aggregate of $39,991 principal amount of the notes and, therefore, as of December 31, 2011, the Company had $35,009 principal amount of convertible senior notes outstanding.

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

The liability component of the convertible senior notes comprised the following amounts at December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
Convertible notes - principal	$35,009	$35,009
Unamortized debt discount	(487)	(1,083)
Convertible senior notes - net	$34,522	$33,926

The remaining debt discount is scheduled to be amortized over the next 10 months, ending in October 2012, when the Company may be required to repurchase the outstanding notes at par as described below.

The carry value of the equity component of the convertible senior notes was $6,189 at each of December 31, 2011 and December 31, 2010, with the decline from the initial bifurcation amount of $7,239 caused by the Company’s repurchase of convertible senior notes at par during 2010.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

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

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the commissions and other expenses associated with the issuance of the notes, is approximately 8.1%. The Company’s effective interest rate on the liability component of the instrument as measured under the January 1, 2009 accounting guidance was 10.2%, 10.1% and 11.5%, respectively, at December 31, 2011, December 31, 2010 and December 31, 2009. The Company recorded interest expense on the convertible senior notes for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 as follows:

	December 31,
	2011	2010	2009
Interest expense paid or accrued at stated interest rate of 7.5%	$2,625	$3,111	$4,260
Convertible senior notes issuance costs expensed as a component of interest expense	206	250	320
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	596	702	998
	$3,427	$4,063	$5,578

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of December 31, 2011, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

December 31, 2011, 2010 and 2009

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

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of December 31, 2011, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
2012	$37,729	$152,009	$189,738
2013	34,885	120,485	155,370
2014	31,504	60,379	91,883
2015	28,375	255,699	284,073
2016	18,835	305,769	324,605
Thereafter	39,838	108,246	148,085
Total	$191,166	$1,002,588	$1,193,753

10. Accounts payable and other liabilities

Accounts payable and other liabilities as of December 31, 2011 and December 31, 2010, consisted of the following:

	December 31,
	2011	2010
Accounts payable and other liabilities	$3,781	$4,105
Accrued interest	5,014	7,131
Accrued expenses	4,689	5,559
Deferred rental income	2	–
Unearned rental income	3,885	4,339
Total	$17,371	$21,134

11. Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the years ended December 31, 2011, December 31, 2010, and December 31, 2009, the Company had no open interest rate swap positions.

As of December 31, 2011, the Company had $1,304 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. During the year ended December 31, 2011, $2,333 of net realized losses on derivatives were charged off in connection with the sale of the Company’s CDO, and have been included as a component of “Gain (loss) on extinguishment of debt” on the Company’s Consolidated Statement of Operations. Within the next twelve months, the Company estimates that $72 of realized losses on derivatives will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

12. Commitments and Contingencies

The Company is committed to fund up to $24,000 of project costs related to the Tulsa, Oklahoma development project described at Note 3 above. As of December 31, 2011, the Company had funded $8,160 of such commitment.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs. At December 31, 2011, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

As of December 31, 2011, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines. The future minimum lease payments under these lease agreements at December 31, 2011 were:

2012	$766
2013	578
2014	13
2015	7
$1,364

Included in general and administrative expense is rent expense of approximately $568, $546, and $657 for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

13. Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2011, CapLease had issued and outstanding 66,275,535 shares of common stock, and 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

Common Stock

The following table summarizes CapLease’s common stock issuances from its incorporation date (October 31, 2003) through December 31, 2011.

Date	Shares	Offering Price (actual or average)	Net Proceeds (after expenses)	Transaction description
Pre-IPO Capitalization
November 2003	139,134	$0.10	$14	Initial capitalization – issuances to current and former employees of the Operating Partnership
March 2004	3,968,800	N.A.	N.A.	Initial capitalization – issuances of CapLease common stock in exchange for the acquisition of the Operating Partnership from its former owners
Marketed Offerings
March 2004	23,000,000	$10.50	$221,778	Initial public offering of CapLease common stock
May 2006	5,747,000	$10.55	$57,282	Follow-on public offering of CapLease common stock
May/June 2007	10,350,000	$10.75	$104,682	Follow-on public offering of CapLease common stock
April/May 2011	10,150,000	$5.60	$54,050	Follow-on public offering of CapLease common stock
Direct Placements
September 2008	1,317,524	$7.59	$9,957	Direct issuance of CapLease common stock to institutional buyer
March 2010	3,144,654	$4.77	$14,985	Direct issuance of CapLease common stock to institutional buyer
OP Unit Exchange
September 2008	107,131	N.A. (1)	N.A.	Issuance of CapLease common stock in exchange for the same number of Operating Partnership units
DRIP/DSP Plan Issuances
Various 2007	1,111,641	$10.38	$11,538	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2008	1,222,855	$7.96	$9,692	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2009	807,661	$3.60	$2,910	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2010	103	$5.85	$1	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2011	27,697	$5.72	$158	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
ATM Issuances
November/December 2006	160,900	$11.91	$1,851	Issuances of CapLease common stock through “at the market offering” (“ATM”) program
Various 2009	2,410,800	$3.49	$8,136	Issuances of CapLease common stock through ATM program
Various 2010	2,137,500	$4.86	$10,117	Issuances of CapLease common stock through ATM program
Various 2011	14,200	$6.00	$84	Issuances of CapLease common stock through ATM program
CapLease 2004 Stock Incentive Plan Awards
Various (2004 – 2011)	3,751,575	N.A.	N.A.	Issuances of CapLease common stock through CapLease 2004 Stock Incentive Plan (See Note 14)
Less: Stock Repurchases
October 2007	(1,524,390)	$9.84	$(7,976)	Repurchase of CapLease common stock in connection with convertible senior note issuance
Various 2011	(1,769,250)	$3.79	$(6,700)	Repurchase of CapLease common stock pursuant to Board authorized repurchase program

Total	66,275,535

1 Units were originally issued at a price of $11.40 per unit.

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

During the year ended December 31, 2010, CapLease issued an aggregate of 4,900 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Brinson Patrick Securities Corporation at an average price of $24.96 per share, for net proceeds of $120.

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

December 31, 2011, 2010 and 2009

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

During the year ended December 31, 2011, the Company repurchased an aggregate of 1,769,250 shares of common stock at an average price of $3.79 per share, utilizing an aggregate of $6,736 of cash on hand.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
3/31/2009	3/31/2009	4/15/2009	$0.05	$2,396
6/30/2009	6/30/2009	7/15/2009	0.05	2,433
9/30/2009	9/30/2009	10/15/2009	0.05	2,577
12/31/2009	12/31/2009	1/15/2010	0.06	3,103
3/31/2010	3/31/2010	4/15/2010	0.06	3,431
6/30/2010	6/30/2010	7/15/2010	0.06	3,431
9/30/2010	9/30/2010	10/15/2010	0.06	3,431
12/31/2010	12/31/2010	1/18/2011	0.065	3,736
3/31/2011	3/31/2011	4/15/2011	0.065	3,764
6/30/2011	6/30/2011	7/15/2011	0.065	4,424
9/30/2011	9/30/2011	10/17/2011	0.065	4,321
12/31/2011	12/30/2011	1/17/2012	0.065	4,308

The Company did not declare a dividend on CapLease common stock during the fourth quarter of 2008.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2008	12/31/2008	1/15/2009	$0.5078125	$711
3/31/2009	3/31/2009	4/15/2009	0.5078125	711
6/30/2009	6/30/2009	7/15/2009	0.5078125	711
9/30/2009	9/30/2009	10/15/2009	0.5078125	711
12/31/2009	12/31/2009	1/15/2010	0.5078125	711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625
6/30/2010	6/30/2010	7/15/2010	0.5078125	1,625
9/30/2010	9/30/2010	10/15/2010	0.5078125	1,625
12/31/2010	12/31/2010	1/18/2011	0.5078125	1,627
3/31/2011	3/31/2011	4/15/2011	0.5078125	1,627
6/30/2011	6/30/2011	7/15/2011	0.5078125	1,627
9/30/2011	9/30/2011	10/17/2011	0.5078125	1,627
12/31/2011	12/30/2011	1/17/2012	0.5078125	1,627

14. Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 5,123,000 shares of common stock are authorized for issuance under the stock plan. As of December 31, 2011, the Company had awarded 3,751,575 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2010 through December 31, 2011, is presented below:

	Number of Shares
Stock Awards at January 1, 2010	2,890,455
Granted During the Year Ended December 31, 2010	479,500	(1)
Stock Awards at January 1, 2011	3,369,955
Granted During the Year Ended December 31, 2011	392,500	(2)
Forfeited During the Year Ended December 31, 2011	(10,880)
Stock Awards at December 31, 2011	3,751,575

(1)	Shares are scheduled to vest between March 2011 and March 2015, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 241,125 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.
(2)	Shares are scheduled to vest between March 2012 and March 2014, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 196,425 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

A summary of the status of unvested shares from January 1, 2010 through December 31, 2011, is presented below:

	Shares Awarded Under Plan	Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2010	1,801,016	1,177,865	$4.17
Current period awards	479,500	286,600	4.84
Prior period awards	N/A	198,966	4.84
Vested	(541,149)	(541,149)	3.84
Nonvested at January 1, 2011	1,739,367	1,122,282	4.62
Current period awards	392,500	261,550	5.80
Prior period awards	N/A	223,635	5.80
Vested	(514,970)	(514,970)	5.14
Forfeited	(10,880)	(10,880)	3.43
Nonvested at December 31, 2011	1,606,017	1,081,617	4.91

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

As of December 31, 2011, $3,144 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied. In addition, as of December 31, 2011, the Company has not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined: 39,345 restricted shares made in 2008, 209,430 restricted shares made in 2009, 144,675 restricted shares made in 2010 and 130,950 restricted shares made in 2011.

15. Other Comprehensive Income

Comprehensive income (loss) is defined under GAAP as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners, and is presented in the Company’s Consolidated Statements of Comprehensive Income (Loss). For the Company’s purposes, comprehensive income (loss) represents net income (loss) before non-controlling interest in consolidated subsidiaries, as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale and amortization of unrealized losses on securities previously classified as available for sale, and amortization of realized losses on derivatives reclassified into interest expense.

GAAP also divides comprehensive income (loss) into “net income (loss)” and “other comprehensive income (loss).” Other comprehensive income (loss) is defined as revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss). Other comprehensive income (loss) is a component of Stockholders’ Equity and is shown on the Company’s Consolidated Statements of Changes in Equity (fourth column). The following table summarizes the Company’s Accumulated Other Comprehensive Income (Loss) as reported on the Consolidated Statements of Changes in Equity.

	December 31,
	2011	2010
Net unrealized losses on securities available for sale	$(9,747)	$(7,958)
Net unrealized losses on securities previously classified as available for sale	-	(8,107)
Net realized losses on derivatives	(1,304)	(4,151)
Accumulated other comprehensive loss	$(11,051)	$(20,216)

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

16. Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of December 31, 2011, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

17. Rental Income

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2012 to 2030. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2011, are as follows:

2012	$130,583
2013	103,177
2014	100,101
2015	97,519
2016	88,265
Thereafter	313,139
Total	$832,783

18. Concentration Risks

The Company has historically relied on Wells Fargo Bank, N. A. (as successor to Wachovia Bank, N. A.) to provide a significant portion of its cash for financing its portfolio investments, including through short-term borrowing facilities to facilitate the Company’s portfolio investment and mortgage financings on its owned real properties. Deterioration in the financial condition of Wells Fargo Bank, N. A. could have a negative impact on the Company’s business, operating results and financial condition. As of December 31, 2011, Wells Fargo Bank, N. A. carried a senior unsecured credit rating of AA- from Standard & Poor’s.

During 2011, approximately 12.8% of the Company’s total revenues were derived from one tenant (the United States Government).

19. 401(k) Plan

The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, the Company made matching contributions of $313, $297, and $234, respectively.

20.	Pro Forma Condensed Consolidated Statements of Operations (Unaudited)

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2010, the Company acquired the three properties which were purchased during 2010 and 2011 and which have been accounted for as a business combination for financial accounting purposes (property leased to Cooper Tire & Rubber Company purchased in December 2010, property leased to a subsidiary of AMEC plc purchased in June 2011, and property leased to a subsidiary of Lowe’s Companies, Inc. purchased in November 2011). Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the twelve months ended December 31,
	2011	2010
Total revenues	$165,662	$170,609
Loss from continuing operations allocable to common stockholders	(11,397)	(10,460)
Loss per basic and diluted common share from continuing operations	(0.18)	(0.29)
Net loss allocable to common stockholders	(7,471)	(16,253)
Net loss per basic and diluted common share	(0.12)	(0.29)

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

Selected results of operations by segment for the year ended December 31, 2011 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$769	$142,680	$18,894	$162,343
Total expenses	19,388	133,390	12,276	165,054
Other gain (loss)	-	(1,234)	(1,816)	(3,050)
Income (loss) from continuing operations	(18,619)	8,055	4,803	(5,761)
Total assets	78,690	1,468,962	93,971	1,641,623

Selected results of operations by segment for the year ended December 31, 2010 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$856	$134,437	$27,122	$162,415
Total expenses	19,799	129,343	17,996	167,138
Other gain (loss)	(293)	-	(7,949)	(8,242)
Income (loss) from continuing operations	(19,236)	5,095	1,176	(12,965)
Total assets	48,213	1,463,362	358,696	1,870,271

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2011, 2010 and 2009

Selected results of operations by segment for the year ended December 31, 2009 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$492	$143,407	$30,269	$174,168
Total expenses	21,196	129,957	19,716	170,869
Other gain (loss)	9,829	(11,923)	(10,886)	(12,980)
Provision for income tax	-	-	201	201
Income (loss) from continuing operations	(10,875)	1,526	(533)	(9,882)
Total assets	54,618	1,471,987	377,810	1,904,415

22.	Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial data for the Company for 2011 and 2010.

	Revenue	Net income (loss) applicable to common shares	Basic and diluted income (loss) per common share
2011
December 31	$38,981	$14,443	$0.22
September 30	40,865	(14,798)	(0.22)
June 30	41,254	(4,856)	(0.07)
March 31	41,243	(3,134)	(0.05)
2010
December 31	40,777	(10,439)	(0.18)
September 30	40,365	(2,779)	(0.05)
June 30	40,603	(2,704)	(0.05)
March 31	40,670	(2,836)	(0.05)

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding.

CapLease, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

Schedule III

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances		Land	Building and Improvement	Land	Building and Improvement	Land	Building and Improvement	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
Abbott Laboratories, Columbus, OH	$5,080		$1,025	$10,066	$–	$–	$1,025	$10,066	$11,091	$(1,801)	1980, renovated in 2003-2004	11/5/2004	Various
Abbott Laboratories, Waukegan, IL	15,280		2,500	15,430	–	–	2,500	15,430	17,930	(2,467)	2000	8/9/2005	Various
Aetna Life Insurance Company, Fresno, CA	18,045		3,000	19,462	–	849	3,000	20,311	23,311	(4,125)	1 story office 1969, 2 story office 1984, 2 story parking 1997, interior renovated in 2000 & 2008, parking lot reconstructed in 2008	10/19/2006	Various
Allstate Insurance Company, Charlotte, NC	21,097		7,100	14,594	–	–	7,100	14,594	21,694	(2,200)	1973, renovated in the 1990s	12/21/2005	Various
Allstate Insurance Company, Roanoke, VA	22,461		3,200	20,930	–	–	3,200	20,930	24,130	(3,155)	1969/70, with an addition in 1981	12/21/2005	Various
AMEC plc, Houston, TX	16,175		3,200	22,237	–	–	3,200	22,237	25,437	(280)	Phase 1 built in 1998 (108,774 SF); Phase 2 built in 2003 (118,712 SF)	6/30/2011	Various
Aon Corporation, Glenview, IL	62,102		11,000	68,591	–	1,564	11,000	70,155	81,155	(12,720)	1976, renovated in 1999-2001	8/19/2004	Various
Baxter International, Inc., Bloomington, IN	4,407		1,200	9,181	–	–	1,200	9,181	10,381	(1,657)	1996, renovation and warehouse addition in 2004	10/13/2004	Various
Bunge North America, Inc., Fort Worth, TX	7,905		650	8,880	–	–	650	8,880	9,530	(1,043)	2005	4/19/2007	Various
Cadbury Holdings Limited, Whippany, NJ	34,286		6,300	38,994	–	1,232	6,300	40,226	46,526	(6,535)	2005	1/6/2005	Various
Capital One Financial Corporation, Plano, TX	19,847		6,670	18,816	–	–	6,670	18,816	25,486	(3,068)	1999, renovated in 2005	6/23/2005	Various
Choice Hotels International, Inc., Silver Spring, MD	26,708		5,500	36,806	–	1,730	5,500	38,537	44,037	(6,628)	Building 10720 - 1981, 10750 - 1971, 10770 - 1986	11/23/2004	Various
Cimarex Energy Company (Development Property), Tulsa, OK	–		2,345	–	–	5,337	2,345	5,337	7,682	–	In process, estimated completion Q1 2013	7/29/2011	Various
Cooper Tire & Rubber Company, Franklin, IN	17,690		1,500	28,242	–	–	1,500	28,242	29,742	(727)	2009	12/21/2010	Various
County of Yolo, California, Woodland, CA	11,999		2,300	12,850	–	–	2,300	12,850	15,150	(1,581)	2001	1/30/2007	Various
Crozer-Keystone Health System, Ridley, PA	2,964		–	5,015	–	864	–	5,879	5,879	(1,061)	1977, renovated in 2004	8/9/2004	Various
CVS Corporation, Randolph, MA	7,601		6,300	7,801	–	–	6,300	7,801	14,101	(1,415)	1965, renovated in the 1980's and 1993	9/29/2004	Various
Farmers Group, Inc., Simi Valley, CA	31,119		10,620	28,127	–	–	10,620	28,127	38,747	(3,459)	Office 240M SF 1982, Training Facility (w/office) 21M SF 1999 & Warehouse 10M SF 1982	1/31/2007	Various
Farmers New World Life Insurance Company, Mercer Island, WA	30,884		24,000	10,035	–	–	24,000	10,035	34,035	(1,512)	1982	12/22/2005	Various
General Motors Financial Company, Inc., Arlington, TX	26,672		5,820	32,219	–	–	5,820	32,219	38,039	(4,036)	1999	12/28/2006	Various
Invesco Holding Co. Ltd., Denver, CO	49,410		7,200	55,395	–	605	7,200	55,999	63,199	(8,040)	2001, first floor renovated in 2008	3/23/2006	Various
ITT Corporation, Herndon, VA	42,759		5,300	40,221	–	9,528	5,300	49,749	55,049	(7,895)	1999, interior renovated in 2005-2006	5/23/2005	Various
Johnson Controls, Inc., Largo, FL	19,113		4,600	18,168	–	–	4,600	18,168	22,768	(3,661)	1963 & 2001	12/12/2006	Various
Koninklijke Ahold, N.V., Levittown, PA	14,408		4,000	15,789	–	–	4,000	15,789	19,789	(2,191)	2006	6/13/2006	Various
Lowes Companies, Inc., Aliso Viejo, CA	42,162		26,600	20,829	–	748	26,600	21,577	48,177	(3,440)	1965, renovated in 2004-2005	5/31/2005	Various
Lowes Companies, Inc., New Orleans, LA	16,734		10,000	17,675	–	–	10,000	17,675	27,675	(63)	2005	11/10/2011	Various
Michelin North America, Inc., Louisville, KY	–		951	–	–	7,121	951	7,121	8,071	(100)	2011	9/1/2010	Various
Multi-tenant (currently vacant), Johnston, RI	–	(1)	–	32,986	–	–	–	32,986	32,986	(7,493)	1973	4/18/2007	Various

CapLease, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

Schedule III

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances		Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
Multi-tenant (Dodge building), Omaha, NE	$–		$–	$11,626	$–	$6,991	$–	$18,617	$18,617	$(1,904)	1985, Core (lobby) areas and exterior rennovated in 2010-2011	4/18/2007	Various
Multi-tenant (Landmark building), Omaha, NE	9,500		–	31,866	–	1,823	–	33,689	33,689	(4,138)	1991	4/18/2007	Various
Nestle Holdings, Inc., Breinigsville, PA	51,762	(2)	–	77,439	–	–	–	77,439	77,439	(9,104)	1994	4/18/2007	Various
Nestle Holdings, Inc., Fort Wayne, IN	28,839	(2)	–	37,313	–	–	–	37,313	37,313	(4,387)	1994	4/18/2007	Various
Nestle Holdings, Inc., Lathrop, CA	36,399	(2)	–	57,483	–	–	–	57,483	57,483	(6,758)	1994	4/18/2007	Various
Omnicom Group, Inc., Irving, TX	12,581		2,620	11,800	–	184	2,620	11,984	14,604	(1,937)	1997	6/23/2005	Various
Pearson Plc., Lawrence, KS	16,250		1,140	16,557	–	–	1,140	16,557	17,697	(2,367)	1997	4/12/2006	Various
The Kroger Co., Various locations in KY (five), GA (four), and TN (two)	42,655		–	84,702	–	–	–	84,702	84,702	(9,958)	Various, 1995-1996	4/18/2007	Various
Tiffany & Co., Parsippany, NJ	58,807		7,400	62,150	–	47	7,400	62,197	69,597	(9,731)	Office & Warehouse - 1996-1997, Warehouse Mezzanine - 2000, Garage - 2001, East Wing Office - 2002, solar rooftop panels installed in 2006	9/28/2005	Various
Time Warner Entertainment Company, L.P., Milwaukee, WI	22,181		2,300	22,299	–	–	2,300	22,299	24,599	(2,838)	1903, renovated in 2001	11/28/2006	Various
TJX Companies, Inc., Philadelphia, PA	72,046		6,100	79,734	–	–	6,100	79,734	85,834	(11,580)	2001	3/10/2006	Various
T-Mobile USA, Inc., Nashville, TN	10,606		2,450	11,774	–	–	2,450	11,774	14,224	(1,510)	2002	11/14/2006	Various
United States Government (FBI), Albany, NY	12,084		3,000	12,794	–	242	3,000	13,037	16,037	(1,670)	1998, building expanded by 3M SF in 2008.	10/25/2006	Various
United States Government (SSA), Austin, TX	5,217		1,100	4,327	–	185	1,100	4,511	5,611	(680)	2005	8/11/2005	Various
United States Government (DEA), Birmingham, AL	11,399		1,000	11,643	–	(126)	1,000	11,517	12,517	(1,744)	2005	8/11/2005	Various
United States Government (FBI), Birmingham, AL	18,998		2,200	20,171	–	2,440	2,200	22,610	24,810	(3,427)	2005, building expanded by 10M SF in 2007	8/11/2005	Various
United States Government (EPA), Kansas City, KS	19,644		250	29,476	–	–	250	29,476	29,726	(4,702)	2003	8/11/2005	Various
United States Government (NIH), N. Bethesda, MD	57,908		10,350	61,512	–	1,678	10,350	63,191	73,541	(9,719)	1989	9/9/2005	Various
United States Government (VA), Ponce, PR	4,062		2,120	10,252	–	74	2,120	10,326	12,446	(1,841)	2000, HVAC system replaced in 2008	11/1/2004	Various
Walgreen Co., Portsmouth, VA	2,481		618	3,564	–	–	618	3,564	4,181	(638)	1998	11/1/2004	Various
	$1,060,326		$205,529	$1,267,817	$–	$43,116	$205,529	$1,310,933	$1,516,462	$(182,988)

(1)  Property serves as collateral under the Company’s credit agreement without any specific borrowings against the asset.

(2)  Three properties leased to Nestlé are cross collateralized.

CapLease, Inc. and Subsidiaries

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

Schedule III (continued)

Reconciliation of real estate owned:
Balance-December 31, 2008		$1,470,347
Property acquisitions	$-
Costs capitalized subsequent to acquisition	1,389
Property reclassed to asset held for sale	(4,420)
Adjustments due to lease terminations	(8,579)
Writedowns to reflect asset impairment	(13,410)
Property divestitures	(20,234)
Balance-December 31, 2009		$1,425,093
Property acquisitions	$30,693
Costs capitalized subsequent to acquisition	9,563
Balance-December 31, 2010		$1,465,349
Property acquisitions	$55,457
Costs capitalized subsequent to acquisition	18,132
Property divestitures	(22,477)
Balance-December 31, 2011		$1,516,461

Reconciliation of accumulated depreciation:
Balance-December 31, 2008		$89,294
Additions during the year:
Depreciation on property	$32,991
Deductions during the year:
Property reclassed to asset held for sale	(245)
Accumulated depreciation on divested property	(1,682)
Balance-December 31, 2009		$120,358
Additions during the year:
Depreciation on property	$32,171
Balance-December 31, 2010		$152,529
Depreciation on property	$33,248
Accumulated depreciation on divested property	(2,789)
Balance-December 31, 2011		$182,988

CapLease, Inc. and Subsidiaries

Schedule of Loans Held for Investment

December 31, 2011

(amounts in thousands)

Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	$3,185	$3,185	$-
CVS Corporation	Evansville, IN	6.22%	Jan 2033	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	3,081	3,081	-
CVS Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	1,207	1,207	-
CVS Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	2,353	2,353	-
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	2,405	2,438	-
Lowes Companies, Inc.	Framingham, MA	N/A	Sep 2031	Zero coupon note with balloon balance of $9,784 due at maturity	N/A	5,613	1,673	-
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	3,041	3,041	-
Walgreen Co.	Nacogdoches, TX	6.80%	Sep 2030	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	3,267	3,267	-
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	4,665	4,665	-
						28,816	24,909

Corporate Credit Notes
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	161	160	-
Hercules Incorporated	Wilmington, DE	9.32%	May 2013	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	7,806	7,806	-
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	520	515	-
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	319	319	-
						8,806	8,800

Provision for valuation loss						-	(500)

Total						$37,622	$33,209	$-

(1)  The aggregate cost for federal income tax purposes is $33,209.

CapLease, Inc. and Subsidiaries

Schedule of Loans Held for Investment

December 31, 2011

(amounts in thousands)

Schedule IV—(Continued)

Balance-December 31, 2008		$286,563
Additions during the year:
New loan investments	$790
Deductions during the year:
Loans reclassified to available for sale	(25,995)
Principal received	(15,458)
Allowance for loan losses	(444)
Amortization of unearned discounts and premiums	(103)
Loans sold	(23,697)
Balance-December 31, 2009		$221,656
Additions during the year:
New loan investments	$-
Deductions during the year:
Principal received	(11,193)
Interest payments treated as a reduction of carry value	(12)
Allowance for loan losses	-
Amortization of unearned discounts and premiums	(10)
Balance-December 31, 2010		$210,441
Additions during the year:
New loan investments	$-
Deductions during the year:
Principal received	(10,032)
Allowance for loan losses	(988)
Amortization of unearned discounts and premiums	29
Loans sold	(166,241)
Balance-December 31, 2011		$33,209

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting immediately precedes Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2012 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2012 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2012 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2012 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2012 annual meeting of stockholders.

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

Exhibits
No.	Description

3.1(1)	Articles of Amendment and Restatement of the registrant
3.2(2)	Articles of Amendment to Articles of Incorporation of the registrant
3.3(3)	Articles Supplementary Establishing the Rights and Preferences of the 8.125% Series A Cumulative Redeemable Preferred Stock of the registrant
3.4(5)	Articles of Amendment to Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of March 17, 2010
3.5(6)	Articles of Amendment to Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of March 29, 2010
3.6(1)	Amended and Restated Bylaws of the registrant
3.7(2)	First Amendment to Amended and Restated Bylaws of the registrant
4.1(1)	Form of Certificate evidencing the Common Stock, par value $0.01 per share, of the registrant
4.2(4)	Junior Subordinated Indenture between Caplease, LP and JPMorgan Chase Bank, National Association, as trustee, dated December 13, 2005
4.3(4)	Amended and Restated Trust Agreement among Caplease, LP, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated December 13, 2005
4.4(7)	Indenture among the registrant, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp., Caplease Credit LLC, and Deutsche Bank Trust Company Americas, as trustee (including form of 7.50% Convertible Senior Note due 2027) dated as of October 9, 2007
4.5(8)	First Amended and Restated Limited Partnership Agreement of Caplease, LP, dated June 13, 2006
10.1(15)	Sales Agreement, dated as of October 9, 2009, between Brinson Patrick Securities Corporation and the registrant
10.2(5)	First Amendment to Sales Agreement, dated as of March 17, 2010, between Brinson Patrick Securities Corporation and the registrant
10.3(17)	ATM Equity Offering Sales Agreement, dated as of December 8, 2010, by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated, the registrant and Caplease, LP
10.4(4)	Parent Guarantee Agreement between the registrant and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 13, 2005
10.5(7)	Registration Rights Agreement, dated as of October 9, 2007, between the registrant and Deutsche Bank Securities Inc., as representative of the several initial purchasers of the convertible senior notes due 2027
10.6(12)	Loan Agreement, dated as of December 17, 2007, between CapLease 2007-STL LLC, as borrower, and KBC Bank, N.V., acting through its New York Branch, as lender and administrative agent
10.7(16)	First Amended and Restated Credit Agreement among Caplease Debt Funding, LP, as the borrower, PREFCO II Limited Partnership, as a guarantor, the registrant, as a guarantor, Caplease, LP, as a guarantor, Caplease Services Corp., as a guarantor, and Wells Fargo Bank, National Association, as administrative agent and initial lender, dated as of July 16, 2010
10.8(20)	Securities and Rights Purchase Agreement dated as of August 1, 2011 among Caplease Investment Management, LLC, EVA LLC, NRF Cap, LLC and Caplease Credit LLC
*10.9(9)	Amended and Restated 2004 Stock Incentive Plan of the registrant (Effective March 10, 2009)
*10.10(14)	Form of Non-Employee Director Restricted Stock Award Agreement

Exhibits
No.	Description

*10.11(18)	Form of Executive Officer Restricted Stock Agreement
*10.12(10)	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale and Robert C. Blanz, and the registrant
*10.13(13)	Amendment No. 1 to the Employment Agreement dated as of March 24, 2004 between Robert C. Blanz and the registrant, dated February 13, 2007
*10.14(11)	Employment Agreement, dated as of February 13, 2007, between Paul Hughes and the registrant
10.15(19)	Summary of Independent Director Compensation
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.
(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.
(3)	Incorporated by reference from the registrant’s registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 17, 2005.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
(5)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2010.
(6)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2010.
(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007.
(8)	Incorporated by reference from the registrant’s registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 14, 2008 (File No. 333-148649).
(9)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2009.
(10)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.
(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2008.
(14)	Incorporated by reference from the registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on June 16, 2009.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on October 9, 2009.

(16)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010.
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2010.
(18)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2011.
(19)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2011.
(20)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011.

PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: February 23, 2012	/s/ Paul H. McDowell
Paul H. McDowell
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul H. McDowell	Chairman of the Board and Chief Executive	February 23, 2012
Paul H. McDowell	Officer
(Principal Executive Officer)

/s/ William R. Pollert	President and Director	February 23, 2012
William R. Pollert

/s/ Shawn P. Seale	Senior Vice President, Chief Financial	February 23, 2012
Shawn P. Seale	Officer and Treasurer
(Principal Financial Officer)

/s/ John E. Warch	Senior Vice President and	February 23, 2012
John E. Warch	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Michael E. Gagliardi	Director	February 23, 2012
Michael E. Gagliardi

/s/ Catherine F. Long	Director	February 23, 2012
Catherine F. Long

/s/ Jeffrey F. Rogatz	Director	February 23, 2012
Jeffrey F. Rogatz

/s/ Howard A. Silver	Director	February 23, 2012
Howard A. Silver

