Form 10-Q
period 2012-03-31
CapLease, Inc.
filed 2012-05-09
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, there were 66,766,965 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2012 (unaudited) and December 31, 2011

(Amounts in thousands, except share and per share amounts)	As Of March 31, 2012	As Of December 31, 2011
Assets

Real estate investments, net	$1,395,058	$1,401,526
Loans held for investment, net	31,646	33,139
Commercial mortgage-backed securities	62,366	59,435
Cash and cash equivalents	57,356	71,160
Other assets	79,037	76,363

Total Assets	$1,625,463	$1,641,623

Liabilities and Equity

Mortgages on real estate investments	$957,407	$972,924
Credit agreement	68,399	70,668
Secured term loan	83,081	88,142
Convertible senior notes	34,678	34,522
Other long-term debt	30,930	30,930

Total Debt Obligations	1,174,495	1,197,186

Intangible liabilities on real estate investments	34,672	35,219
Accounts payable and other liabilities	22,371	17,371
Dividends and distributions payable	5,977	5,946

Total Liabilities	1,237,515	1,255,722

Commitments and contingencies
Stockholders' equity:

Preferred stock, $0.01 par value, 100,000,000 shares authorized, Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,204,900 shares issued and outstanding	73,880	73,880
Common stock, $0.01 par value, 500,000,000 shares authorized, 66,766,965 and 66,275,535 shares issued and outstanding, respectively	668	663
Additional paid in capital	318,091	321,303
Accumulated other comprehensive loss	(5,788)	(11,051)

Total Stockholders' Equity	386,851	384,795

Non-controlling interest in consolidated subsidiaries	1,097	1,106

Total Equity	387,948	385,901

Total Liabilities and Equity	$1,625,463	$1,641,623

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2012	2011

Revenues:
Rental revenue	$32,982	$31,178
Interest income from loans and securities	2,013	6,428
Tenant reimbursements	3,832	3,353
Other revenue	159	283

Total revenues	38,986	41,242

Expenses:
Interest expense	16,978	20,035
Property expenses	6,791	6,900
General and administrative expenses	3,016	2,827
General and administrative expenses-stock based compensation	704	672
Depreciation and amortization expense on real property	12,144	11,717
Other expenses	16	66

Total expenses	39,649	42,217

Other gains (losses):
Gain (loss) on investments, net	709	(490)
Gain on extinguishment of debt, net	2,012	–

Total other gains (losses)	2,721	(490)

Income (loss) from continuing operations	2,058	(1,465)
Loss from discontinued operations	–	(50)
Net income (loss) before non-controlling interest in consolidated subsidiaries	2,058	(1,515)
Non-controlling interest in consolidated subsidiaries	(1)	9
Net income ( loss)	2,057	(1,506)
Dividends allocable to preferred shares	(1,627)	(1,627)

Net inome (loss) allocable to common stockholders	$430	$(3,133)

Income (loss) per common share, basic and diluted:
Income (loss) from continuing operations	$0.01	$(0.05)
Income (loss) from discontinued operations	$–	$–
Net income (loss) per common share, basic and diluted	$0.01	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	66,313	57,537
Dividends declared per common share	$0.065	$0.065
Dividends declared per preferred share	$0.51	$0.51

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31,
(Amounts in thousands)	2012	2011

Net income (loss) before non-controlling interest in consolidated subsidiaries	$2,058	$(1,515)
Other comprehensive income:
Amortization of unrealized loss on securities previously classified as available for sale	–	150
Increase (decrease) in fair value of securities available for sale	5,210	585
Reclassification of derivative items into earnings	53	150
Other comprehensive income	5,263	885
Comprehensive income (loss)	7,321	(630)
Comprehensive (income) loss attributable to non-controlling interests	(17)	2
Comprehensive income (loss) attributable to CapLease, Inc.	$7,304	$(628)

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(Unaudited)

(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2011	$73,880	$663	$321,303	$(11,051)	$–	$1,106	$385,901
Incentive stock plan compensation expense	–	–	704	–	–	–	704
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–	–
Net income	–	–	–	–	2,057	–	2,057
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	1	1
Dividends declared-preferred	–	–	–	–	(1,627)	–	(1,627)
Dividends declared-common	–	–	(3,911)	–	(430)	–	(4,341)
Distributions declared-operating partnership units	–	–	–	–	–	(10)	(10)
Increase in fair value of securities available for sale	–	–	–	5,210	–	–	5,210
Reclassification of derivative items into earnings	–	–	–	53	–	–	53
Balance at March 31, 2012	$73,880	$668	$318,091	$(5,788)	$–	$1,097	$387,948

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2012	2011
Operating activities
Net income ( loss)	$2,057	$(1,506)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	12,120	12,306
Stock based compensation	704	672
Amortization of above and below market leases	(186)	419
(Gain) loss on investments, net	(709)	490
Gain on extinguishment of debt, net	(2,012)	–
Non-controlling interest in consolidated subsidiaries	1	(9)
Straight-lining of rents	13,097	11,674
Amortization of discounts/premiums, and origination fees/costs, net	(95)	(133)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	487	617
Changes in operating assets and liabilities:
Other assets	(8,136)	(7,786)
Accounts payable and other liabilities	(1,398)	(1,746)
Net cash provided by operating activities	15,930	14,998
Investing activities
Principal received from borrowers	2,241	3,021
Proceeds from sale of securities	–	22,540
Repayments of commercial mortgage-backed securities	2,334	2,321
Real estate improvements, additions and construction in progress	(5,946)	(6,417)
Leasing commission costs	(1,279)	(60)
Purchases of furniture, fixtures, equipment and leasehold improvements	(6)	(2)
Net cash (used in) provided by investing activities	(2,656)	21,403
Financing activities
Borrowings from mortgages on real estate investments	19,200	468
Repayments of mortgages on real estate investments	(32,444)	(4,679)
Funds held by trustee of CDO pending distribution	–	(15,171)
Repayments of collateralized debt obligations	–	(2,416)
Repayments on credit agreement	(2,269)	(4,239)
Repayments on secured term loan	(5,061)	(4,446)
Debt issuance costs	(559)	–
Common stock issued, net of offering costs	–	219
Distributions to non-controlling interest	(10)	(10)
Dividends paid on common and preferred stock	(5,935)	(5,363)
Net cash used in financing activities	(27,078)	(35,637)
Net (decrease) increase in cash and cash equivalents	(13,804)	764
Cash and cash equivalents at beginning of period	71,160	32,742
Cash and cash equivalents at end of period	$57,356	$33,506

Supplemental disclosure of cash flow information
Cash paid for interest expense	$16,307	$18,522
Distributions declared but not paid	10	10
Dividends declared but not paid	5,967	5,391

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

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

The Company’s tenants are primarily large public companies or their significant operating subsidiaries and governmental entities with investment grade credit ratings, defined as a published senior unsecured credit rating of BBB-/Baa3 or above from one or both of Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). The Company also implies an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which it has obtained a private investment grade rating from either S&P or Moody’s, (iii) for which it has evaluated the creditworthiness of the tenant and estimated a credit rating that is consistent with an investment grade rating from S&P or Moody’s, or (iv) are governmental entity branches or units of another investment grade rated governmental entity.

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

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2011 and notes thereto, included in the Company’s Form 10-K filed with the SEC on February 23, 2012.

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

References in these financial statements to the Company’s carrying amount or value of an asset or liability means such asset’s or liability’s book value reported on the Company’s Consolidated Balance Sheet in accordance with GAAP.

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

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 7 below. The Company did not recognize any impairment losses on long-lived assets during either of the quarters ended March 31, 2012 or March 31, 2011.

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through March 31, 2012, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at lower of cost or estimated fair value. The Company did not sell any of its loan investments during the quarters ended March 31, 2012 and March 31, 2011, and, as of March 31, 2012, the Company has not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis. The Company’s impairment analysis includes both a general reserve component and an asset-specific component. The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries. These estimates are highly subjective and could differ materially from actual results. As of March 31, 2012, the Company has a general loan loss reserve of $500. See Note 4.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan. Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent. Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt. These estimates are highly subjective and could differ materially from actual results. The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it. As of March 31, 2012, the Company did not have any asset-specific loan loss reserves.

Commercial Mortgage-Backed Securities

The Company classifies all of its securities investments as “available for sale” for accounting purposes. Under GAAP, securities classified as “available for sale” are carried on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during each of the quarters ended March 31, 2012 and March 31, 2011.

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

The Company also defers the recognition of expenses associated with the issuance of its debt obligations. These items include placement fees, legal fees, broker fees and certain other expenses. Deferred issuance costs are recognized as an adjustment to the effective financing rate over the term of the related debt obligation. Upon the retirement of the related debt obligation, any unamortized deferred issuance costs are charged off as a component of gain or loss on extinguishment of debt.

Risk Management Transactions

The Company may enter into risk management transactions as part of its overall portfolio financing strategy. These transactions are intended to manage the Company’s exposure to changes in interest rates associated with its expected future debt issuances.

If the Company employs risk management transactions, they will be treated as cash flow hedges under applicable accounting guidance as long as they have been designated and qualify as such, which basically means so long as the Company has satisfied a variety of technical accounting requirements, such as hedge documentation requirements and initial and subsequent quarterly hedge effectiveness tests. If the cash flow hedge criteria are met, the transactions are marked to fair value at each reporting date and recorded as an asset or liability, depending on the Company’s rights or obligations under the applicable contract. The effective portion of the Company’s realized and unrealized gains and losses on such transactions are treated as a component of “Other Comprehensive Income (Loss)” on the Company’s Consolidated Balance Sheet and are not reported as a component of current income or loss on the Company’s Consolidated Statement of Operations. The effective portion of the Company’s realized gains and losses, which generally represent the net payments the Company makes or receives on the interest rate swaps, are then reclassified and amortized as part of interest expense on the Company’s Consolidated Statement of Operations beginning at issuance of the related debt and continuing over the expected term of such debt. Upon the retirement of the related debt obligation, any unamortized portion of realized gains or losses on derivatives included in “Other Comprehensive Income (Loss)” are charged off as a component of gain or loss on extinguishment of debt.

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

Interest income from loans, securities, and structuring fees receivable is recognized on the accrual basis of accounting. Interest income from securities (including interest-only strips) is recognized over the life of the investment using the effective interest method. The cost basis of interest-only strips is adjusted to reflect any prepayments from underlying assets, using the initial yield-to-maturity at the purchase date. The Company has adopted the cost-recovery method, in which all receipts are applied to reduce the Company’s cost basis, on a limited number of its securities investments.

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive. The number of weighted average common shares not included was 3,093,759 for each of the three months ended March 31, 2012 and March 31, 2011.

The following summarizes the Company’s EPS computations for the three months ended March 31, 2012 and March 31, 2011 (in thousands, except per share amounts):

	For the three months ended March 31,
	2012	2011
Net income (loss) allocable to common stockholders	$430	$(3,133)
Weighted average number of common shares outstanding, basic and diluted	66,313	57,537
Income (loss) per share, basic and diluted	$0.01	$(0.05)
Non-vested shares included in weighted average number of shares outstanding above	1,571	1,617

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends various sections of Accounting Codification Statement (“ASC”) 820 and changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. ASU 2011-04 is to be applied prospectively. The Company adoption of this ASU for the reporting period ended March 31, 2012, as required, did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued new accounting guidance ASU 2011-05, Presentation of Comprehensive Income, which amends various sections of ASC 220 and allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company elected early adoption of this ASU for the reporting period ended December 31, 2011, as permitted by the ASU. The Company’s adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued new accounting guidance ASU No. 2011-11, Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities.  ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  The changes to the ASC as a result of this update are effective for periods beginning on or after January 1, 2013 (January 1, 2013 for the Company) and must be shown retrospectively for all comparative periods presented.  This guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued new accounting guidance ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification, which amends ASC Topic 360, Property, Plant and Equipment.  ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt).  The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 15, 2012 (January 1, 2013 for the Company).  Adoption of this guidance will not impact the Company’s consolidated financial statements.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. There was no effect on net income (loss) or equity related to these reclassifications.

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities on real estate investments consisted of the following at March 31, 2012 and December 31, 2011:

	Mar 31, 2012	Dec 31, 2011
	Unaudited
Real estate investments:
Land	$203,184	$203,184
Building and improvements	1,304,803	1,304,655
Construction in progress, land	3,221	2,345
Construction in progress, building and improvements	11,199	6,277
Intangible assets	165,963	165,963
Less: Accumulated depreciation and amortization	(293,312)	(280,898)
Real estate investments, net	$1,395,058	$1,401,526
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(13,236)	(12,689)
Intangible liabilities on real estate investments, net	$34,672	$35,219

The Company did not make any real estate acquisitions during the quarter ended March 31, 2012 except that it continued to fund the construction of the office building for Cimarex Energy Co. described below.

Lease Extension

During March 2012, the Company entered into a five year lease extension for the 1,045,153 square foot warehouse property located in Breinigsville, Pennsylvania and leased to a subsidiary of Nestlé Holdings, Inc. The lease extension commences January 1, 2013 and the rental rate is $4.40 per square foot increasing 3% per annum.

Development Activities

During July 2011, the Company entered into a joint venture that is developing a 17 story office building primarily on a build-to-suit basis for Cimarex Energy Co. with an estimated total investment of $55,000. The Company owns a 99% ownership interest in and is obligated to fund approximately one-half of the costs of the project, with the other half of the project costs to be funded by Bank of Oklahoma pursuant to a loan agreement it has entered into with the Company’s 99% owned joint venture entity. The Company consolidates the joint venture for financial accounting purposes.

Construction activity and funding of the project commenced during the third quarter of 2011.

The table below details the Company’s construction in progress associated with the Cimarex joint venture as of March 31, 2012. The information included in the table below represents management’s estimates and expectations at March 31, 2012 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)(1)	Investment through 3/31/12	Estimated Remaining Funding(2)	Estimated Total Investment(3)	Estimated Completion Date
Tulsa, Oklahoma	Cimarex Energy Co.	Office Building	324,000	12	$13,839	$41,161	$55,000	Q1 2013

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

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

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue may be recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of March 31, 2012 and December 31, 2011, were as follows:

	Mar 31, 2012	Dec 31, 2011
	Unaudited
Accrued Rental Income	$34,685	$41,387
Deferred Rental Income	6,397	2

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. See Note 8. Deferred rental income is included in “Accounts payable and other liabilities” on the Company’s Consolidated Balance Sheet. See Note 10.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three months ended March 31, 2012 and March 31, 2011, were as follows:

	For the three months ended March 31,
	2012	2011
Depreciation on real estate (included in depreciation and amortization expense)	$8,434	$8,154
Amortization of in-place leases (included in depreciation and amortization expense)	3,620	4,063
Amortization of above-market leases (included as a reduction of rental revenue)	361	966
Amortization of below-market leases (included as an increase to rental revenue)	547	547

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

As of March 31, 2012, the Company’s weighted average amortization period on intangible assets was 7.6 years, and the weighted average amortization period on intangible liabilities was 25.5 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of March 31, 2012, was as follows:

	Intangible Assets	Intangible Liabilities
2012	$11,084	$1,640
2013	9,392	2,051
2014	9,034	1,954
2015	8,375	1,678
2016	6,789	1,614
Thereafter	19,398	25,736
Total	$64,072	$34,672

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

Loans held for investment at March 31, 2012 and December 31, 2011, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of March 31, 2012, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of March 31, 2012, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Mar 31, 2012	Dec 31, 2011
	Unaudited
Principal	$36,096	$37,622
Discount	(3,883)	(3,913)
Cost basis	32,213	33,709
Allowance for loan losses	(500)	(500)
Carrying amount of loans	31,713	33,209
Deferred origination fees, net	(67)	(70)
Total	$31,646	$33,139

As of each of March 31, 2012 and December 31, 2011, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%. At March 31, 2012 and December 31, 2011, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 7.2% and 7.3%, respectively.

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1) (2)	3/31/12	12/31/11
	(unaudited)
Investment grade rating of A- or A3 and above	$16,545	$16,664
Investment grade rating of below A- or A3	9,150	9,239
Implied investment grade rating	-	-
Non-investment grade rating	6,518	7,806
Unrated	-	-
General loan loss reserve	(500)	(500)
	$31,713	$33,209

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from S&P or equivalent rating if rated only by Moody's.

(2)	The Company implies an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which the Company has obtained a private investment grade rating from either S&P or Moody’s, or (iii) for which it has evaluated the creditworthiness of the tenant and estimated a credit rating that is consistent with an investment grade rating from S&P or Moody’s, or (iv) are governmental entity branches or units of another investment grade rated governmental entity.

As of March 31, 2012, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio. The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During the quarter ended March 31, 2012, the Company received net proceeds of $709 in satisfaction of the outstanding balance of its loan to the franchise lending venture. The amount received is included in “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations. The Company previously recorded aggregate losses of $1,432 related to this investment, including $444 during the quarter ended June 30, 2009 and $988 during the quarter ended June 30, 2011.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

5.	Commercial Mortgage-Backed Securities

As of March 31, 2012, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at March 31, 2012 follows:

	Face Amount (1)		Cost Basis		Fair Value
Description	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
	Unaudited		Unaudited		Unaudited
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B)	$23,487	$24,527	$23,759	$24,818	$21,543	$20,648
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	16,707	16,867	16,707	16,867	17,513	17,410
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	6,805	7,489	6,884	7,578	7,676	8,395
BACM 2006-4, Class H (rated CCC)	4,000	4,000	–	–	100	800
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	670	656	571	555	572	555
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	1,023	1,001	853	828	853	828
CALFS 1997-CTL1, Class D (rated B-)	2,996	3,000	2,996	3,000	2,696	1,200
CapLease CDO 2005-1, Class A (rated BBB+)	2,427	2,661	2,092	2,326	2,148	2,345
CapLease CDO 2005-1, Class B (rated BBB-)	2,000	2,000	1,400	1,400	1,450	1,410
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,182	7,139	3,263	2,639
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	657	756	447	672
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	3,800	3,916	3,800	3,916	4,105	2,533
Total	$82,205	$84,405	$66,903	$69,181	$62,366	$59,435

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of March 31, 2012.

The Company evaluated each of its securities for other-than-temporary impairment at March 31, 2012, and determined that no other-than-temporary impairment charges on its securities were appropriate.

Unrealized gains and losses on securities at March 31, 2012 and December 31, 2011, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following, and did not include any other-than-temporary impairment charges:

	Mar 31, 2012	Dec 31, 2011
	Unaudited
Unrealized gains on securities available for sale	$2,108	$2,189
Unrealized losses on securities available for sale	(6,645)	(11,936)

The following table summarizes the Company’s securities in an unrealized loss position as of March 31, 2012.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more months	$27,949	$6,645	4

Credit ratings on the 4 securities in a continuous unrealized loss position for more than 12 months as of March 31, 2012, range from B to D with a weighted average of B and those securities have a weighted average maturity of approximately 6.5 years. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of March 31, 2012.

At March 31, 2012 and December 31, 2011, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.5% and 8.4%, respectively.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

6.	Assets Sold and Discontinued Operations

Quarter Ended March 31, 2012

The Company did not sell any assets during the quarter ended March 31, 2012, and has not classified any assets as held for sale as of March 31, 2012.

Quarter Ended March 31, 2011

The Company sold two related securities investments during the quarter ended March 31, 2011. During February 2011, the Company sold two commercial mortgage-backed securities investments, both of which were secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The sale was executed primarily because the securities were beyond their original scheduled maturity date of November 2009 and the sale enabled the Company to realize a return of substantially all of the outstanding principal. The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended March 31, 2011 of $490.  The loss is included as a component of “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations. The aggregate carrying amount of these securities was $22,236 as of December 31, 2010.

Income (loss) from discontinued operations for the quarter ended March 31, 2011, is comprised of the operating results of the following assets that were sold during subsequent periods.

•	the Company’s former Hartford, Connecticut office property that was transferred to the lender in full satisfaction of the mortgage debt during December 2011;

•	the Company’s former Pennsauken, New Jersey retail property which was sold during August 2011; and

•	the Company’s former Simi Valley, California retail property which was sold during September 2011.

7.	Fair Value

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

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at March 31, 2012 and December 31, 2011, are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	3/31/2012	12/31/2011	3/31/2012	12/31/2011	3/31/2012	12/31/2011
	(unaudited)		(unaudited)		(unaudited)
Assets:
Loans held for investment	$31,713	$33,209	$36,096	$37,622	$33,932	$35,120
Commercial mortgage-backed securities	62,366	59,435	82,205	84,405	62,366	59,435
Liabilities:
Mortgages on real estate investments	$957,407	$972,924	$955,944	$969,004	$1,005,216	$1,002,247
Credit agreement	68,399	70,668	68,399	70,668	68,399	70,668
Secured term loan	83,081	88,142	83,081	88,142	74,130	78,302
Convertible senior notes	34,678	34,522	35,009	35,009	35,002	34,997
Other long-term debt	30,930	30,930	30,930	30,930	29,498	29,421

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

The fair values indicated above are indicative of the interest rate and credit spread environment as of March 31, 2012 and December 31, 2011, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases. The methodologies used and key assumptions made to estimate fair values are as follows:

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

Mortgages on real estate investments and secured term loan —The fair value of mortgages payable on real estate investments and the secured term loan is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates. For mortgages where the Company has an early prepayment right, management also considers the prepayment amount to evaluate the fair value.

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

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of March 31, 2012, the Company has not classified any of its securities as Level 1.

•	Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of March 31, 2012, the Company has classified two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant), as well as its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

•	Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of March 31, 2012, the Company has classified all of its securities that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. The valuation technique utilized by management is a discounted cash flow analysis. Management evaluates a variety of inputs to estimate the applicable discount rate. The primary inputs evaluated by management in estimating the discount rate are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class. As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect transactions in inactive markets. Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

The table below presents the fair value of the Company’s securities as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31,2012
Assets
Securities available for sale	$–	$25,289	$37,077	$62,366

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

A 50 basis point (or 0.50%) change in the discount rate utilized to estimate fair value would result in a change in the fair value of securities that are classified as Level 3 of approximately $741 as of March 31, 2012.

The following table summarizes the change in the fair value for Level 3 items for the quarters ended March 31, 2012 and March 31, 2011:

	Three months ended March 31,
Securities available for sale	2012	2011
Beginning balance	$32,829	$13,797
Gains (losses) included in net income (loss):
Included in gains (loss) on investments	–	–
Included in interest income	66	78
Gains (losses) included in other comprehensive income	5,673	(172)
Purchases, sales, issuances and settlements (net)	(1,491)	(7,459)
Transfers in (out) of Level 3	–	–
Ending balance	$37,077	$6,244

8.	Other Assets

Other assets as of March 31, 2012 and December 31, 2011, consisted of the following:

	Mar 31, 2012	Dec 31, 2011
	Unaudited
Receivables and accrued interest	$7,266	$8,317
Prepaid expenses and deposits	1,252	1,381
Reserve accounts	26,925	17,393
Restricted cash	170	440
Amounts held by servicer	504	431
Accrued rental income	34,685	41,387
Debt issuance costs, net	3,999	3,889
Deferred leasing costs, net	2,672	1,483
Investment in statutory trust	930	930
Other	634	712
Total	$79,037	$76,363

9.	Debt Obligations

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

As of March 31, 2012, the Company’s outstanding borrowings under the agreement were $68,399 and its effective financing rate was 3.6%.

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

The Company is required to comply with the following financial covenants under the credit agreement:

•	minimum liquidity (basically cash and cash equivalents) of at least $12,000;

•	minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010;

•	maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80%; and

•	minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, and depreciation and amortization, divided by interest expense) of 105%.

As of March 31, 2012, the Company was in compliance with the above financial covenants.

Amounts related to the Company’s credit agreement as of March 31, 2012 and December 31, 2011, were as follows:

	At March 31, 2012		At December 31, 2011
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
	(unaudited)	(unaudited)
Credit Agreement
Loans held for investment	$1,528	$4,109	$1,552	$4,111
Intercompany mortgage loans on CapLease properties	64,713	91,397	66,887	94,020
Commercial mortgage-backed securities	2,158	4,105	2,230	2,533
Owned property	–	25,164	–	25,494
Total	$68,399	$124,775	$70,669	$126,158

For the three months ended March 31, 2012 and March 31, 2011, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	For the three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Weighted average effective financing rate	3.60%	3.42%
One-Month LIBOR rate	0.27%	0.26%

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed most of its owned real properties with third party mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Mar 31, 2012		Dec 31, 2011
Property Level Debt - Fixed Rate	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date
	(unaudited)	(unaudited)
Abbott Laboratories, Columbus, OH	$–	$–	$5,080	$5,080	5.40%	6.1%	Oct 2016
Abbott Laboratories, Waukegan, IL	14,344	14,344	14,440	14,440	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,372	19,372	19,445	19,445	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,625	20,625	20,702	20,702	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	16,125	16,498	16,175	16,569	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	58,843	58,843	59,274	59,274	5.23%	5.8%	Nov 2014
Baxter International, Inc., Bloomington, IN	–	–	4,407	4,407	5.40%	6.1%	Sep 2016
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Holdings Limited, Whippany, NJ	32,382	32,382	32,559	32,559	5.26%	5.3%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ	1,605	1,605	1,727	1,727	5.26%	6.5%	Mar 2015
Capital One Financial Corporation, Plano, TX	19,201	19,201	19,344	19,344	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	26,336	26,336	26,708	26,708	5.30%	5.3%	May 2013
Cooper Tire & Rubber Company, Franklin, IN	17,606	17,606	17,690	17,690	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Crozer-Keystone Health System, Ridley Park, PA	2,892	2,892	2,964	2,964	5.40%	6.0%	Apr 2019
CVS Corporation, Randolph, MA	7,521	7,521	7,601	7,601	5.40%	6.4%	Jan 2014
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,801	29,801	29,889	29,889	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	26,537	26,327	26,672	26,454	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
ITT Corporation, Herndon, VA	39,595	39,595	39,764	39,764	5.33%	5.4%	Jun 2015
ITT Corporation, Herndon, VA	2,813	2,813	2,995	2,995	5.33%	6.4%	Jun 2015
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,762	13,762	13,820	13,820	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	41,145	41,145	41,299	41,299	5.10%	5.4%	Jul 2015
Lowes Companies, Inc., New Orleans, LA	8,533	9,179	8,599	9,258	5.57%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	7,641	8,066	7,702	8,135	5.32%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	430	475	433	479	5.93%	4.8%	Aug 2030
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	117,000	117,000	117,000	117,000	6.32%	5.7%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,391	12,391	12,472	12,472	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,563	15,563	15,616	15,616	5.84%	5.9%	May 2016
Tiffany & Co., Parsippany, NJ	57,275	57,275	57,482	57,482	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	2,334	2,334	2,473	2,473	5.83%	6.8%	Dec 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	2,155	2,155	2,208	2,208	6.18%	6.8%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	68,663	68,663	68,847	68,847	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,568	10,568	10,606	10,606	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,879	10,879	10,922	10,922	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	19,018	19,018	–	–	3.23%	3.8%	Mar 2023
United States Government (EPA), Kansas City, KS	–	–	18,395	20,806	7.57%	5.3%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,161	18,161	18,233	18,233	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	57,505	57,505	57,908	57,908	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,197	5,197	5,217	5,217	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	3,893	3,977	4,062	4,154	7.30%	6.4%	Apr 2016
Walgreen Co., Portsmouth, VA	2,438	2,536	2,481	2,584	7.20%	6.2%	Jul 2018
Total	$955,944	$957,407	$969,004	$972,924

(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

During the quarter ended March 31, 2012, the Company repaid at par the outstanding mortgage debt on the properties owned in Columbus, Ohio (leased to Abbott Laboratories) and Bloomington, Indiana (leased to Baxter International, Inc.), and now owns those assets unencumbered, and refinanced the mortgage debt on the property owned in Kansas City, Kansas (leased to the United States Government (EPA)). These transactions resulted in net gain on debt extinguishment of $2,012, including primarily gain of $2,392 on the reversal of the remaining unamortized balance of the fair value adjustment on the debt repaid on the EPA property, and losses of $196 from the charge-off of deferred hedge and other costs associated with the debt repaid on all three properties. The net gain of $2,012 is included in “Gain on extinguishment of debt, net” in the Company’s Consolidated Statement of Operations.

The mortgage notes are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,461,105 at March 31, 2012, and $1,483,528 at December 31, 2011.

Loan Agreement for Tulsa, Oklahoma Development Project

During July 2011, the Company entered into a loan agreement with Bank of Oklahoma to provide construction financing of approximately one-half of the project costs related to the development of the property in Tulsa, Oklahoma for Cimarex Energy Co. See Note 3. Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24,000 of project costs beginning after the Company has funded an aggregate of $24,000 to the project. During the construction period, interest only will be payable by the Company to the lender each month at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor). Upon completion of the project, the construction loan will automatically convert to a term loan of up to $31,000 bearing interest at a rate equal to the prevailing one month LIBOR rate plus 275 basis points and maturing in July 2018. During the term loan period, in addition to monthly payments of interest, principal will also be payable by the Company to the lender based on a 25-year amortization period. Subject to customary non-recourse exceptions, the lender’s recourse in the event of a default of the loan is limited to the property and the other assets of the Company’s joint venture entity that owns the property. As of March 31, 2012, the Company had not drawn any amounts under the loan agreement with Bank of Oklahoma.

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

Amounts related to the secured term loan as of March 31, 2012, were as follows:

		Collateral
	Borrowings	Carry Value
Loans held for investment	$18,279	$28,104
Intercompany mortgage loans on CapLease properties	22,770	33,691
Commercial mortgage-backed securities	42,032	49,529
Total	$83,081	$111,324

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

Convertible Senior Notes

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

Since original issuance, CapLease has repurchased an aggregate of $39,991 principal amount of the notes and, therefore, as of March 31, 2012, the Company had $35,009 principal amount of convertible senior notes outstanding.

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

The liability component of the convertible senior notes comprised the following amounts at March 31, 2012 and December 31, 2011:

	Mar 31, 2012	Dec 31, 2011
	(Unaudited)
Convertible notes - principal	$35,009	$35,009
Unamortized debt discount	(331)	(487)
Convertible senior notes - net	$34,678	$34,522

The remaining debt discount is scheduled to be amortized over the next 7 months, ending in October 2012, when the Company may be required to repurchase the outstanding notes at par as described below.

The carry value of the equity component of the convertible senior notes was $6,189 at each of March 31, 2012 and December 31, 2011, with the decline from the initial bifurcation amount of $7,239 caused by the Company’s repurchase of convertible senior notes at par during 2010.

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the commissions and other expenses of the transaction, is approximately 8.1%. The Company’s effective interest rate on the liability component of the notes as measured under the January 1, 2009 accounting guidance was 10.2% and 10.2%, respectively, at March 31, 2012 and December 31, 2011. The Company recorded interest expense on the convertible senior notes for the three months ended March 31, 2012 and March 31, 2011 as follows:

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

	For the three months ended March 31,
	2012	2011
Interest expense paid or accrued at stated interest rate of 7.5%	$657	$656
Convertible senior notes issuance costs expensed as a component of interest expense	54	49
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	156	142
Total convertible senior notes interest expense	$867	$847

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of March 31, 2012, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of March 31, 2012, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
9 months ending December 31, 2012	$25,986	$152,009	$177,995
2013	33,326	119,954	153,279
2014	30,302	60,379	90,681
2015	26,936	255,699	282,635
2016	17,623	303,544	321,167
Thereafter	39,360	108,246	147,607
Total	$173,533	$999,831	$1,173,364

10.	Accounts payable and other liabilities

Accounts payable and other liabilities as of March 31, 2012 and December 31, 2011 consisted of the following:

	Mar 31, 2012	Dec 31, 2011
	Unaudited
Accounts payable and other liabilities	$3,602	$3,781
Accrued interest	5,289	5,014
Accrued expenses	2,356	4,689
Deferred rental income	6,397	2
Unearned rental income	4,727	3,885
Total	$22,371	$17,371

11.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the first three months of 2012 and all of 2011, the Company had no open interest rate swap positions.

As of March 31, 2012, the Company had $1,251 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. Within the next twelve months, the Company estimates that $239 of realized losses on derivatives will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

12.	Commitments and Contingencies

The Company is committed to fund up to $24,000 of project costs related to the Tulsa, Oklahoma development project described at Note 3 above. As of March 31, 2012, the Company had funded $13,839 of such commitment.

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

As an owner of commercial real estate, the Company is subject to potential environmental costs. At March 31, 2012, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13.	Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2012, CapLease had issued and outstanding 66,766,965 shares of common stock, and 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock.

During the quarter ended March 31, 2012, CapLease did not issue any shares of common stock or Series A preferred stock through its “at the market offering” program. During the quarter ended March 31, 2011, CapLease issued an aggregate of 14,200 shares of common stock through its “at the market offering” program with Merrill Lynch, Pierce Fenner & Smith Incorporated, at an average price of $6.00 per share of common stock, and aggregate net proceeds of $84.

During the quarter ended March 31, 2012, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan. During the quarter ended March 31, 2011, CapLease issued 27,697 shares of common stock through its dividend reinvestment and stock purchase plan, at a price of $5.72 per share of common stock, and aggregate net proceeds of $158.

During March 2012, CapLease issued 497,700 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. During March 2011, CapLease issued 392,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of March 31, 2012, the Company had awarded 4,243,005 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

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

The Company did not make any share repurchases through the program during the quarter ended March 31, 2012. During the year ended December 31, 2011, the Company repurchased an aggregate of 1,769,250 shares of common stock at an average price of $3.79 per share, utilizing an aggregate of $6,736 of cash on hand. As of March 31, 2012, the Company had remaining authorization to repurchase up to $13,264 through the above program.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2010	12/31/2010	1/18/2011	$0.065	$3,736
3/31/2011	3/31/2011	4/15/2011	0.065	3,764
6/30/2011	6/30/2011	7/15/2011	0.065	4,424
9/30/2011	9/30/2011	10/17/2011	0.065	4,321
12/31/2011	12/30/2011	1/17/2012	0.065	4,308
3/31/2012	4/2/2012	4/16/2012	0.065	4,340

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2010	12/31/2010	1/18/2011	$0.5078125	$1,627
3/31/2011	3/31/2011	4/15/2011	0.5078125	1,627
6/30/2011	6/30/2011	7/15/2011	0.5078125	1,627
9/30/2011	9/30/2011	10/17/2011	0.5078125	1,627
12/31/2011	12/30/2011	1/17/2012	0.5078125	1,627
3/31/2012	4/2/2012	4/16/2012	0.5078125	1,627

14.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. 5,123,000 shares of common stock are authorized for issuance under the stock plan. As of March 31, 2012, the Company had awarded 4,243,005 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company. The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

A summary of the Company’s activity under the stock plan from January 1, 2011 through the three months ended March 31, 2012, is presented below:

	Number of Shares
Stock Awards at January 1, 2011	3,369,955
Granted During the Year Ended December 31, 2011	392,500	(1)
Forfeited During the Year Ended December 31, 2011	(10,880)
Stock Awards at January 1, 2012	3,751,575
Granted During the Period Ended March 31, 2012	497,700	(2)
Forfeited During the Period Ended March 31, 2012	(6,270)
Stock Awards at March 31, 2012	4,243,005

(1)	Shares are scheduled to vest between March 2012 and March 2014, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 196,425 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.
(2)	Shares are scheduled to vest between March 2013 and March 2015, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 262,725 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee.

A summary of the status of unvested shares from January 1, 2011 through the three months ended March 31, 2012, is presented below:

	Shares Awarded Under Plan	Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2011	1,739,367	1,122,282	$4.62
Current period awards	392,500	261,550	5.80
Prior period awards	N/A	223,635	5.80
Vested	(514,970)	(514,970)	5.14
Forfeited	(10,880)	(10,880)	3.43
Nonvested at January 1, 2012	1,606,017	1,081,617	4.91
Current period awards	497,700	322,550	4.08
Prior period awards	N/A	257,760	4.08
Vested	(526,220)	(526,220)	5.37
Forfeited	(6,270)	(6,270)	5.80
Nonvested at March 31, 2012	1,571,227	1,129,437	4.25

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

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

As of March 31, 2012, $4,759 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied. In addition, as of March 31, 2012, the Company has not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined: 104,715 restricted shares made in 2009, 96,450 restricted shares made in 2010, 65,475 restricted shares made in 2011 and 175,150 restricted shares made in 2012.

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

	Mar 31, 2012	Dec 31, 2011
	(Unaudited)
Net unrealized losses on securities available for sale	$(4,537)	$(9,747)
Net realized losses on derivatives	(1,251)	(1,304)
Accumulated other comprehensive loss	$(5,788)	$(11,051)

16.	Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of March 31, 2012, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2012 to 2030. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2012, are as follows:

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

9 months ending December 31, 2012	$85,434
2013	110,315
2014	107,441
2015	105,023
2016	95,973
Thereafter	321,065
Total	$825,251

18.	Segment Reporting

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

Selected results of operations by segment for the three months ended March 31, 2012 and March 31, 2011, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012	Mar 31, 2011
Total revenues	$161	$147	$36,964	$34,833	$1,861	$6,263
Total expenses	5,226	4,983	33,474	32,909	949	4,325
Other gain (loss)	–	–	2,012	–	709	(490)
Income (loss) from continuing operations	(5,065)	(4,836)	5,502	1,924	1,621	1,448
Total assets	64,609	62,614	1,466,051	1,460,992	94,803	330,321

19.	Subsequent Events

Issuance of 8.375% Series B Cumulative Redeemable Preferred Stock

On April 19, 2012, CapLease issued and sold in an underwritten public offering 2,000,000 shares of 8.375% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”). The Company received aggregate net proceeds in the offering of $48,275, after deducting underwriting discounts and commissions and estimated offering expenses.

The Series B Preferred Stock ranks, with respect to the payment of dividends and the distribution of assets in the event of CapLease’s liquidation, dissolution or winding up, senior to CapLease’s common stock, $0.01 par value per share (the “Common Stock”). The Series B Preferred Stock ranks pari passu with CapLease’s 8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”) and any other future equity securities that CapLease may later authorize or issue that by their terms are on a parity with the Series B Preferred Stock.

Holders of the Series B Preferred Stock are entitled to receive, when and as authorized by CapLease’s Board of Directors and declared by CapLease, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% per annum of the $25.00 per share liquidation preference, equivalent to $2.09375 per annum per share. Dividends of the Series B Preferred Stock will be payable quarterly in arrears on or about the 15th day of January, April, July and October of each year, commencing July 16, 2012.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

In the event of CapLease’s liquidation, dissolution or winding up, the holders of the Series B Preferred Stock will be entitled to be paid out of assets legally available for distribution to stockholders (after payment or provision for payment of all debts and other liabilities) liquidating distributions in cash of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of the payment. Holders of Series B Preferred Stock will be entitled to receive this liquidating distribution before CapLease distributes any assets to holders of its Common Stock or any other shares of stock that rank junior to the Series B Preferred Stock. The rights of holders of Series B Preferred Stock to receive their liquidation preference will be subject to the proportionate rights of each parity stock, including the Series A Preferred Stock, and preferential rights of the holders of any series of shares that are senior to the Series B Preferred Stock.

CapLease may not redeem the Series B Preferred Stock prior to April 19, 2017, except upon a “Change of Control” (as defined below) and in limited circumstances related to CapLease’s continuing qualification as a REIT. At any time on and after April 19, 2017, CapLease may, at its option, redeem the Series B Preferred Stock, in whole or from time to time in part, by paying $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of redemption.

Upon the occurrence of a Change of Control and subject to CapLease’s special optional right described below, each holder of Series B Preferred Stock will have the right to convert some or all of the shares of Series B Preferred Stock held by such holder (the “Change of Control Conversion Right”) into a number of shares of Common Stock per share of Series B Preferred Stock to be converted equal to the lesser of:

•	the quotient obtained by dividing (1) the sum of the $25.00 liquidation preference plus the amount of any accumulated and unpaid dividends to the conversion date by (2) the Common Stock Price (as defined below); and

•	11.9904 (the “Share Cap”), subject to certain adjustments.

The Share Cap is subject to pro rata adjustments for any share splits (including those effected pursuant to a distribution of shares of CapLease’s Common Stock), subdivisions or combinations with respect to CapLease’s Common Stock.

Upon such a conversion, the holders will be limited to a maximum number of shares of CapLease’s Common Stock equal to the Share Cap multiplied by the number of shares of Series B Preferred Stock converted. If the Common Stock Price is less than $2.085 (which is 50% of the per-share closing sale price of the Common Stock on April 16, 2012), subject to adjustment, the holders will receive a maximum of 11.9904 shares of the Common Stock per share of Series B Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B Preferred Stock.

In addition to the optional redemption right after April 19, 2017 described above, CapLease has a special optional redemption right in connection with a Change of Control and holders of the Series B Preferred Stock will not have the Change of Control Conversion Right if CapLease elects to redeem the Series B Preferred Stock in connection with the Change of Control. CapLease may, at its option, redeem the Series B Preferred Stock, in whole or in part upon the occurrence of a Change of Control, by paying $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of redemption.

A “Change of Control” occurs when the following have occurred and are continuing:

•	the acquisition by any person, including any syndicate or group deemed to be a “person” under Section 13(d)(3) of the Exchange Act of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of purchases, mergers or other acquisition transactions of shares of CapLease entitling that person to exercise more than 50% of the total voting power of all shares of CapLease entitled to vote generally in elections of directors (except that such person will be deemed to have beneficial ownership of all securities that such person has the right to acquire, whether such right is currently exercisable or is exercisable only upon the occurrence of a subsequent condition); and

•	following the closing of any transaction referred to in the bullet point above, neither CapLease nor the acquiring or surviving entity has a class of common securities (or American Depositary Receipts representing such securities) listed on the New York Stock Exchange (the “NYSE”), the NYSE Amex Equities (the “NYSE Amex”) or the NASDAQ Stock Market (“NASDAQ”), or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE Amex or NASDAQ.

CapLease, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts; totals may not add due to rounding) March 31, 2012 (unaudited)

The “Common Stock Price” will be: (1) the amount of cash consideration per share of Common Stock, if the consideration to be received in the Change of Control by the holders of the Common Stock is solely cash; and (2) the average of the closing prices for the Common Stock on the NYSE for the ten consecutive trading days immediately preceding, but not including, the effective date of the Change of Control, if the consideration to be received in the Change of Control by the holders of the Common Stock is other than solely cash.

Lease Extension

During April 2012, the Company entered into a five year lease extension for the 751,021 square foot warehouse property located in Lathrop, California and leased to the current subtenant at the property, Del Monte Corporation. The lease extension commences January 1, 2013 and the rental rate is $3.32 per square foot increasing 2.5% per annum.

Agreement to Purchase Real Properties

During May 2012, the Company entered into a purchase and sale agreement to acquire two adjacent office properties for a purchase price of approximately $46,000. The purchase of the properties is expected to close during the second quarter and is subject to satisfactory completion of the Company’s due diligence and various customary closing conditions.

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

Our tenants are primarily large public companies or their significant operating subsidiaries and governmental entities with investment grade credit ratings, defined as a published senior unsecured credit rating of BBB-/Baa3 or above from one or both of S&P and Moody’s. We also imply an investment grade credit rating for tenants that are not publicly rated by S&P or Moody’s but (i) are 100% owned by an investment grade parent, (ii) for which we have obtained a private investment grade rating from either S&P or Moody’s, (iii) for which we have evaluated the creditworthiness of the tenant and estimated a credit rating that is consistent with an investment grade rating from S&P or Moody’s, or (iv) are governmental entity branches or units of another investment grade rated governmental entity.

As a result of lease non-renewals, we have classified three properties as “multi-tenant properties,” as each is no longer leased primarily by a single tenant. As of March 31, 2012, we had an approximately $1.8 billion investment portfolio, including $1.7 billion of owned properties and $0.1 billion of loans and other debt investments.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio. We are also intensely focused on growing revenues by re-letting vacant space within our portfolio. As of March 31, 2012, the occupancy rate in our owned property portfolio was 96.1% with virtually all of the vacant space being in our office property in Johnston, Rhode Island and one of the two office buildings in Omaha, Nebraska. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 64% as of March 31, 2012. Our leverage ratios by segment as of March 31, 2012 were approximately 62% for the owned properties segment and 68% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

During 2011, we continued to grow our portfolio with approximately $110 million of new investment transactions. We also reduced debt obligations by $258 million, primarily through the sale of the mortgage assets and associated liabilities comprising our collateralized debt obligation, and brought down our leverage level by 600 basis points. During 2012, we expect to continue our portfolio growth momentum and continue to reduce our leverage.

We expect our leverage level to continue to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We also had $134.0 million of recourse debt obligations outstanding as of March 31, 2012, including $68.4 million outstanding under our credit agreement with Wells Fargo Bank which is scheduled to mature in July 2013. We also hold certain assets unencumbered by debt which provides us with another source of available liquidity.

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

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2012.

Investment and Financing Activities

We did not make any real estate acquisitions during the quarter ended March 31, 2012 except that we continued to fund the construction of the office building for Cimarex Energy Co. described at Note 3 of the consolidated financial statements included in this Form 10-Q.

During March 2012, we entered into a five year lease extension for the 1,045,153 square foot warehouse property located in Breinigsville, Pennsylvania and leased to a subsidiary of Nestlé Holdings, Inc. The lease extension commences January 1, 2013 and the rental rate is $4.40 per square foot increasing 3% per annum.

During January 2012, we refinanced the real property we own in Kansas City, Kansas and leased to the United States Government (EPA) through a $19.2 million original principal balance fully-amortizing non-recourse mortgage note with a coupon of 3.23% and maturing in March 2023. During January 2012, we also repaid the outstanding mortgage debt on the properties we own in Columbus, Ohio (leased to Abbott Laboratories) and Bloomington, Indiana (leased to Baxter International, Inc.) and we now own those assets unencumbered.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended March 31, 2012 and March 31, 2011, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012	Mar 31, 2011	Mar 31, 2012	Mar 31, 2011
Total revenues	$161	$147	$36,964	$34,833	$1,861	$6,263
Total expenses	5,226	4,983	33,474	32,909	949	4,325
Other gain (loss)	–	–	2,012	–	709	(490)
Income (loss) from continuing operations	(5,065)	(4,835)	5,502	1,924	1,621	1,448
Total assets	64,609	62,614	1,466,051	1,460,992	94,803	330,321

Comparison of the Quarter Ended March 31, 2012 to the Quarter Ended March 31, 2011

The following discussion compares our operating results for the quarter ended March 31, 2012 to the comparable period in 2011.

Revenue.

Total revenue decreased $2.3 million, or 5%, to $39.0 million. The decrease was primarily attributable to a decrease in interest income, offset in part by an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $2.3 million, or 7%, to $36.8 million, primarily reflecting the addition of the property leased to Michelin North America, Inc. in May 2011, the property leased to a subsidiary of AMEC plc in June 2011, and the property leased to a subsidiary of Lowe’s Companies, Inc. in November 2011.

Interest income decreased $4.4 million, or 69%, to $2.0 million, primarily as a result of lower balances on debt investments, including as a result of the CDO sale on September 1, 2011.

Expenses.

Total expenses decreased $2.4 million to $39.6 million, primarily as a result of lower interest expense, offset in part by an increase in depreciation expense.

Interest expense decreased $3.1 million, or 15%, to $17.0 million, from $20.0 million. The decrease in the 2012 period resulted primarily from no interest expense on collateralized debt obligations (CDO) during the 2012 period due to the sale of the CDO on September 1, 2011. Adjusted to exclude the $3.5 million of CDO interest expense in the 2011 period, interest expense increased $0.5 million, primarily driven by $0.9 million of additional interest expense on property mortgages, partially offset by $0.2 million of reduced interest expense on the secured term loan and $0.2 million of reduced interest expense on the Wells Fargo Bank credit agreement (in each case driven by lower amounts borrowed). The increase in interest expense on property mortgages was driven by new mortgages on three recent property acquisitions: properties leased to Cooper Tire & Rubber Company, AMEC plc and Lowe’s Companies, Inc. Our average balance outstanding and effective financing rate under the Wells Fargo Bank floating rate credit agreement was approximately $69 million at 3.60% during the 2012 period (average one-month LIBOR of 0.27%), compared with approximately $104 million at 3.42% during the 2011 period (average one-month LIBOR of 0.26%).

Property expenses decreased slightly by $0.1 million, or 2%, to $6.8 million. The net amount of property expenses we incurred (net of tenant reimbursements) was $3.0 million in the 2012 period, down from $3.5 million in the 2011 period, primarily due to the timing of certain tenant reimbursements.

General and administrative expense increased $0.2 million, or 7%, to $3.0 million, primarily due to the timing of certain expense items.

General and administrative expense-stock based compensation increased 5%, to $0.7 million. The increase was primarily a result of a shorter amortization period for the more recent share grants issued in March 2011 and 2012 (three year vesting period for the more recent grants, compared to a five year vesting period for the grants made prior to 2011). As of March 31, 2012, $4.8 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied. As of March 31, 2012, we have not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined: 104,715 restricted shares made in 2009, 96,450 restricted shares made in 2010, 65,475 restricted shares made in 2011 and 175,150 restricted shares made in 2012.

Depreciation and amortization expense on real property increased $0.4 million, or 4%, from $11.7 million to $12.1 million, primarily reflecting the addition of the property leased to Michelin North America, Inc. in May 2011, and the property leased to a subsidiary of AMEC plc in June 2011, and the property leased to a subsidiary of Lowe’s Companies, Inc. in November 2011.

Other gains (losses).

We had gain on investments of $0.7 million in the 2012 period, comprised of the net proceeds from the franchise lending venture (see Note 4 of the consolidated financial statements included in this Form 10-Q). We had loss on investments of $0.5 million in the 2011 period, comprised of losses on two securities sold (see Note 6 of the consolidated financial statements included in this Form 10-Q).

We had $2.0 million of net gain on extinguishment of debt during the 2012 period, primarily representing the reversal of the unamortized fair value adjustment on a mortgage debt obligation that was refinanced during the quarter (see Note 9 of the consolidated financial statements included in this Form 10-Q).

Net income (loss).

Net income (loss) increased $3.6 million, to $2.1 million, from $(1.5) million, primarily as a result of the net impact of other gains (losses) between the periods. Net loss allocable to common stockholders was $0.4 million in the first quarter of 2012, reflecting dividends to preferred stockholders of $1.6 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three months ended March 31, 2012 and March 31, 2011.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2012	2011
Net inome (loss) allocable to common stockholders	$430	$(3,133)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	1	(9)
Depreciation and amortization expense on real property	12,144	11,717
Depreciation and amortization expense on discontinued operations	–	613
Funds from operations	$12,575	$9,188

Weighted average number of common shares outstanding, basic and diluted	66,313	57,537
Weighted average number of OP units outstanding	156	156
Weighted average number of common shares and OP units outstanding, diluted	66,469	57,693

Net income (loss) per common share, basic and diluted	$0.01	$(0.05)
Funds from operations per share	$0.19	$0.16

Liquidity and Capital Resources

Short-Term Liquidity

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital. We may also use revolving loan borrowings under our credit agreement with Wells Fargo Bank to finance, likely on a short-term basis, a portion of our new investment activity. As of March 31, 2012, we had $57.4 million in available cash and cash equivalents. As of May 8, 2012, we had $98.0 million in available cash and cash equivalents. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared a cash dividend of $0.065 per share of common stock during the quarter ended March 31, 2012. We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock during the quarter ended March 31, 2012. Our dividend policy is subject to revision at the discretion of our Board of Directors. All distributions will be made at the discretion of our Board of Directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our Board of Directors deems relevant.

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

We have two recourse debt obligations that are scheduled to mature or potentially come due over the next 15 months. Our convertible senior notes can be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October 2012 and our credit agreement with Wells Fargo Bank is scheduled to mature in July 2013. See Note 9 of the consolidated financial statements included in this Form 10-Q. The convertible senior notes are unsecured obligations and the credit agreement with Wells Fargo Bank is a secured borrowing agreement. With respect to the convertible notes, we have through various repurchase transactions reduced the principal amount of notes outstanding to $35.0 million as of March 31, 2012 (from $75 million at original issuance in October 2007). To the extent the notes are put to us in October, we intend to repay that obligation. With respect to the Wells Fargo Bank credit agreement, the principal amount of the debt is scheduled to decline modestly over time until maturity as we receive principal payments on the assets financed and apply a portion of that principal to the outstanding debt. We intend to repay or refinance (which may include extending) our borrowings under the credit agreement at or prior to the maturity date in July 2013.

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

We have various non-recourse mortgage debt obligations that are scheduled to mature in the future, including $117.0 million of mortgage debt on the Nestlé properties scheduled to mature in August 2012 and approximately $55.0 million in the aggregate of mortgage debt on our Choice Hotels, Capital One and Omnicom properties scheduled to mature in May 2013. See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-Q. In connection with the maturity of our mortgage debt obligations, we intend to evaluate a variety of alternatives with respect to our investment in the subject property, including refinancing the debt, utilizing cash on hand and other sources of liquidity to repay the mortgage debt, and selling the property. If we are unsuccessful with one or more of these alternatives, we could convey the property to the lender to satisfy in full our obligations under the non-recourse debt.

Related to the mortgage debt on the three Nestlé properties, in addition to evaluating a potential refinance or repayment of the debt, we are evaluating alternatives for restructuring the debt with the lender, including extending the loan or making a variety of loan modifications such as permanently or temporarily reducing debt service payments. We have recently extended the leases at two of the Nestlé properties through December 2017. We extended the lease at the Pennsylvania property with the existing tenant Nestlé USA Inc. (lease guaranteed by Nestlé Holdings, Inc.), and the lease at the California property with the existing subtenant Del Monte Corporation. We do not expect the existing subtenant to remain at the Indiana property, and as such, we are currently marketing that property for re-let or sale.

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

Share Repurchase Program

During August 2011, our Board of Directors approved a share repurchase program authorizing us to repurchase in the aggregate up to $20 million of our outstanding common stock. The program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate us to make any repurchases at any specific time or situation. The timing and extent to which we repurchase our shares will depend upon a variety of factors, including market conditions, our liquidity, and regulatory requirements

We did not repurchase any shares of common stock during the three months ended March 31, 2012, through the above program or otherwise. As of March 31, 2012, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

Sources of Capital

General. We intend to continue to raise additional capital from time to time to enable us to continue to implement our growth strategy. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Shelf Registration Statement. We have a shelf registration statement on Form S-3 (File No. 333-171408) on file and effective with the Securities and Exchange Commission which we expect to utilize to issue public equity or debt capital from time to time in the future. Pursuant to the shelf registration statement, we may issue and sell publicly preferred stock, common stock, and debt securities, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $500 million. We utilized our shelf registration statement to issue preferred equity capital during April 2012. Specifically, on April 19, 2012, we issued 2,000,000 shares of 8.375% Series B Cumulative Redeemable Preferred Stock in a public offering at a price to the public of $25.00 per share (see Note 19 of the consolidated financial statements included in this Form 10-Q). We raised net proceeds of $48.3 million, after the underwriting discount and estimated offering expenses. We intend to use the net proceeds to fund future acquisitions and for other general corporate purposes. Depending upon the size and timing of future acquisitions, we may use all or a portion of the net proceeds to reduce outstanding debt obligations, including the convertible senior notes and the credit agreement with Wells Fargo Bank. Through April 30, 2012, we have not yet deployed any of the proceeds from the offering. We have entered into a contract to purchase two adjacent office properties for $46 million, and we expect to use a portion of the proceeds from the offering to fund the purchase price.

We also utilized our shelf registration statement to issue common equity capital during the second quarter of 2011. Specifically, on April 5, 2011, we issued 10,000,000 shares of common stock in a public offering at a price to the public of $5.60 per share. Then, on May 4, 2011, we issued an additional 150,000 shares of common stock as part of such public offering, as a result of the underwriters partially exercising the over-allotment option. Inclusive of the over-allotment option, we raised net proceeds of $54.0 million, after the underwriting discount and estimated offering expenses. Through March 31, 2012, we utilized the full $54.0 million of proceeds from the offering, with $38.8 million used to fund purchases of or improvements to owned properties, $8.5 million used to reduce outstanding indebtedness and $6.7 million used to repurchase our common stock.

As of April 30, 2012, we had remaining availability of $393 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time. The availability under our shelf registration statement includes an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

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

We did not sell any shares of common stock or Series A preferred stock through the “at the market offering” program during the quarter ended March 31, 2012, and are not currently selling shares through the program, although we reserve the right to elect to do so in our sole discretion at any time in the future.

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors initially authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time. Through March 31, 2012, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through March 31, 2012, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

Dividend Reinvestment and Stock Purchase Plan. In March 2007, we implemented a dividend reinvestment and direct stock purchase plan, which may be utilized by us from time to time to sell shares of our common stock and increase liquidity.

We did not sell any shares of common stock through the plan during the quarter ended March 31, 2012, and are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us (which may be sold at a discount of up to 5% off of the average of the high and low sales prices on the applicable investment date) or (ii) purchased by the plan administrator in the open market, at our discretion. During the year ended December 31, 2011, we issued 27,697 shares of common stock through the plan at a price of $5.72 per share. As of March 31, 2012, we have reserved an aggregate of 6,830,043 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of March 31, 2012 and December 31, 2011 (dollars in thousands).

	Mar 31, 2012	Dec 31, 2011
	unaudited
Debt
Mortgages on real estate investments	$957,407	$972,924
Credit agreement	68,399	70,668
Secured term loan	83,081	88,142
Convertible senior notes	34,678	34,522
Other long-term debt	30,930	30,930
Total Debt	$1,174,495	$1,197,186

Assets
Total assets	$1,625,463	$1,641,623
Accumulated depreciation and amortization on owned properties	280,076	268,209
Intangible liabilities on real estate investments	(34,672)	(35,219)
Prepaid expenses and deposits	(1,252)	(1,381)
Accrued rental income	(34,685)	(41,387)
Deferred rental income	6,397	2
Debt issuance costs, net	(3,999)	(3,889)
Other	(634)	(712)
Total Assets, as adjusted	$1,836,694	$1,827,247

Leverage (Total Debt/Total Assets, as adjusted)	64%	66%

 The following table sets forth the computation of our leverage ratios by segment as of March 31, 2012 (dollars in thousands).

(in thousands)	Mortgage Debt	Secured Term Loan Debt	Credit Agreement Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$957,407	$22,770	$64,713	$1,044,890	$1,688,371	62%
Debt Investments	–	60,311	3,686	63,997	94,579	68%

(1)	Represents our carry value for financial reporting purposes before depreciation and amortization on owned properties. The carry value of our debt investments has been adjusted to exclude a $500 general loss reserve.

We expect our leverage level to continue to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

Our portfolio financing strategy is to finance our assets with long-term fixed rate debt as soon as practicable after we invest, generally on a secured, non-recourse basis. We also hold certain assets unencumbered by debt which provides us with another source of available liquidity. During January 2012, we repaid the outstanding mortgage debt on the properties we own in Columbus, Ohio (leased to Abbott Laboratories) and Bloomington, Indiana (leased to Baxter International, Inc.), and we now own those assets unencumbered.

Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed. Through March 31, 2012, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse first mortgage financings (on most of our owned real properties) and one non-recourse secured term loan (completed in December 2007). As of March 31, 2012, we have financed on a long-term basis an aggregate of approximately $1.54 billion of portfolio assets with third party first mortgage debt of $957.4 million and a secured term loan of $83.1 million.

Long-Term Mortgage Financings

We have financed most of our owned properties through traditional first mortgage financings provided primarily through the commercial mortgage-backed securitization market. We also have utilized the term financings described below including the CDO transaction we sold during September 2011, to add incremental leverage on many of our owned properties.

During the quarter ended March 31, 2012, we refinanced mortgage debt on one of our owned properties. The principal economic terms of the fully amortizing note we made is summarized in the following table:

Property	Original Face Amount of Mortgage Note (in thousands)	Coupon	Maturity Date
United States Government (EPA), Kansas City, KS	$19,200	3.23%	March 2023

As of March 31, 2012, we had $957.4 million of non-recourse first mortgage debt at a weighted average coupon of 5.51% and a weighted average effective financing rate of 5.6%.

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

As of March 31, 2012, we had $83.1 million of debt outstanding under the secured term loan, secured by assets with a carry value of $111.3 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

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

As of March 31, 2012, our outstanding borrowings under the agreement were $68.4 million and our effective financing rate was 3.6%.

The agreement is a floating rate LIBOR based facility. Our borrowings under the agreement are secured by a combination of first mortgage loan investments, intercompany mortgage loans on our owned property investments, commercial mortgage-backed securities and a first lien on our ownership interest in the real property located in Johnston, Rhode Island. Our obligations under the credit agreement are also fully recourse to all of our other assets and, pursuant to the margin call provisions in the agreement, we may be obligated to prepay a portion of the debt if Wells Fargo Bank determines the value of our collateral has declined, including as a result of an underlying tenant credit rating downgrade or other adverse tenant-credit event. In the event Wells Fargo Bank determines in its sole discretion that the value of our collateral has declined, Wells Fargo Bank may require us to prepay a portion of our borrowings, provided that Wells Fargo Bank may not reduce the value of any of our collateral other than CMBS securities due to general credit spread or interest rate fluctuations. As of March 31, 2012, we had $2.2 million borrowed against collateral classified as CMBS securities by Wells Fargo Bank.

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

As of March 31, 2012, we were in compliance with the above financial covenants, and we do not currently anticipate any difficulty in maintaining compliance with these covenants in future periods.

As of March 31, 2012, our $68.4 million of borrowings under our Wells Fargo Bank credit agreement were secured by loan investments with an aggregate carry value of $4.1 million, intercompany mortgage loans with an aggregate carry value of $91.4 million, CMBS investments with a carry value of $4.1 million and a single owned property with a carry value of $25.2 million.

We may pursue a variety of strategies for the assets financed on the credit agreement, which may include refinancing these assets with longer-term debt, pursuing selected asset sales, and retiring the debt on selected assets and holding the assets unlevered. We expect credit market conditions to impact our ability to achieve these objectives and, therefore, we cannot provide any assurance as to the timing or our ability to do so.

Statement of Cash Flows

Operating activities provided $15.9 million of cash during the three months ended March 31, 2012, primarily driven by net income as adjusted by various non-cash gains, losses, income and charges of $25.5 million, partially offset by increases in other assets of $8.1 million. The increase in other assets includes $9.1 million of debt service reserves that we are required to deposit with the mortgage lender on our Nestlé properties because the tenant pays rent semi-annually and debt service is payable monthly. Operating activities provided $15.0 million of cash during the three months ended March 31, 2011, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $24.5 million, partially offset by increases in other assets of $7.8 million. The increase in other assets includes $9.6 million of debt service reserves on the Nestlé properties as described above.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP. As of March 31, 2012, this has resulted in us accruing $28.3 million, net, of rental income in excess of actual rents due under the various leases. During the three months ended March 31, 2012, actual rents due under the leases exceeded rents on a straight-line basis by $13.1 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Cash used in investing activities during the three months ended March 31, 2012 was $2.7 million, which primarily resulted from real estate improvements and construction in progress of $5.9 million (including $5.7 million invested in the joint venture to develop the office building for Cimarex Energy Co. and $0.2 million of improvements on properties we own), and leasing commissions of $1.3 million, partially offset by principal received on securities of $2.3 million and loans of $2.2 million. Investing activities provided $21.4 million of cash during the three months ended March 31, 2011, which primarily resulted from net proceeds from the sale of securities of $22.5 million and principal received on loans of $3.0 million and securities of $2.3 million, partially offset by real estate improvements and construction in progress of $6.4 million (including $4.5 million of improvements on properties we own and $1.9 million invested in the joint venture to develop the warehouse/distribution building for Michelin North America, Inc.).

Cash used in financing activities during the three months ended March 31, 2012 was $27.1 million, which primarily resulted from net repayments of principal on debt of $20.6 million ($13.2 million, net, on property mortgages, $5.1 million on the secured term loan with KBC Bank, and $2.3 million on the Wells Fargo Bank credit agreement), and dividends and distributions paid of $5.9 million. Cash used in financing activities during the three months ended March 31, 2011 was $35.6 million, which primarily resulted from net repayments of principal on debt of $15.3 million ($4.4 million on the secured term loan with KBC Bank, $4.2 million on the Wells Fargo Bank credit agreement, $4.2 million, net, on property mortgages, and $2.4 million on the CDO), another $15.2 million of cash which, as of March 31, 2011, was being held by the trustee of the CDO for repayment of principal on the CDO bond classes on the next scheduled payment date, and dividends and distributions paid of $5.4 million.

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

These risks and uncertainties should be considered in evaluating any forward-looking statement we may make from time to time. For a more detailed discussion of the risks affecting our business, any of which could cause our actual results to differ materially from those in the forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2011, including the section entitled “Risk Factors,” and any other reports or documents we file with the SEC from time to time. Any forward-looking statement speaks only as of its date. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date made.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo Bank credit agreement and loan agreement with Bank of Oklahoma (no borrowings outstanding) are currently our only floating rate borrowing facilities. Low market interest rates kept our borrowing cost on the Wells Fargo Bank credit agreement low during 2011 and through the first quarter of 2012 although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance assets on a long-term fixed rate basis may rise, causing our expected spread on assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2012, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of March 31, 2012:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$31,713	$36,096	7.2%	Various	$33,932
Commercial mortgage-backed securities (2)	62,366	82,205	8.5%	2015-2028	62,366

Liabilities
Mortgage notes payable (4)	$957,407	$955,944	5.6%	2012-2030	$1,005,216
Credit agreement (3)	68,399	68,399	3.6%	2013	68,399
Secured term loan (4)	83,081	83,081	6.0%	2018	74,130
Convertible senior notes (5)	34,678	35,009	10.2%	2012	35,002
Other long-term debt (6)	30,930	30,930	8.3%	2016	29,498

(1)	This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use. The maturity dates for the loans range from 2013 through 2033.

(2)	Commercial mortgage-backed securities represent subordinate interests in securitizations, as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans (collectively, CMBS). The notional values for the CMBS are shown at their respective face amounts. The fair values of CMBS reflect management’s best estimate and require a considerable amount of judgment and assumptions. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, collateral values, subordination levels, and liquidity of the security. For the CMBS, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

(3)	Our credit agreement bears interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(4)	We estimate the fair value of mortgage notes on real estate investments and the secured term loan using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

(5)	The carry value and effective financing rate on the convertible senior notes reflect the impact of the accounting guidance applicable to the notes as of January 1, 2009. See Note 9 in our consolidated financial statements included in this Form 10-Q. We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available. The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(6)	We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of March 31, 2012 are as follows:

	Expected Maturity Dates
	2012	2013	2014	2015	2016	Thereafter
	(in thousands, notional amounts)
Loans held for investment	$4,767	$3,498	$1,108	$1,029	$918	$24,776
Commercial mortgage-backed securities	1,289	3,859	4,485	8,736	8,939	54,897
Mortgages on real estate investments	130,695	73,250	78,332	269,229	277,709	126,728
Credit agreement	1,972	66,427	–	–	–	–
Secured term loan	10,319	13,602	12,349	13,405	12,528	20,878
Convertible senior notes	35,009	–	–	–	–	–
Other long-term debt	–	–	–	–	30,930	–

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

See Item 1A of our Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 23, 2012.

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

We did not repurchase any shares of common stock during the three months ended March 31, 2012, through the above program or otherwise. As of March 31, 2012, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Articles Supplementary Establishing the Rights and Preferences of the 8.375% Series B Cumulative Redeemable Preferred Stock filed on April 18, 2012 with the Maryland State Department of Assessments and Taxation (incorporated by reference to Exhibit 3.3 of the registrant’s Form 8-A filed with the Securities and Exchange Commission on April 18, 2012)

3.2	Certificate of Correction to Articles Supplementary Establishing the Rights and Preferences of the 8.375% Series B Cumulative Redeemable Preferred Stock filed on April 18, 2012 with the Maryland State Department of Assessments and Taxation (incorporated by reference to Exhibit 3.4 of the registrant’s Form 8-A filed with the Securities and Exchange Commission on April 18, 2012)

4.1	First Amendment to First Amended and Restated Limited Partnership Agreement of Caplease, LP

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: May 9, 2012	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: May 9, 2012	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer

