Form 10-Q
period 2012-06-30
CapLease, Inc.
filed 2012-08-08
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, there were 66,766,965 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2012 (unaudited) and December 31, 2011

(Amounts in thousands, except share and per share amounts)	As Of June 30, 2012	As Of December 31, 2011
Assets
Real estate investments, net	$1,450,830	$1,401,526
Loans held for investment, net	30,125	33,139
Commercial mortgage-backed securities	63,126	59,435
Cash and cash equivalents	33,155	71,160
Other assets	81,319	76,363
Total Assets	$1,658,555	$1,641,623
Liabilities and Equity
Mortgages on real estate investments	$962,597	$972,924
Credit agreements	64,385	70,668
Secured term loan	79,674	88,142
Convertible senior notes	34,843	34,522
Other long-term debt	30,930	30,930
Total Debt Obligations	1,172,429	1,197,186
Intangible liabilities on real estate investments	34,125	35,219
Accounts payable and other liabilities	20,084	17,371
Dividends and distributions payable	6,978	5,946
Total Liabilities	1,233,616	1,255,722
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,204,900 shares issued and outstanding	73,880	73,880
Series B cumulative redeemable preferred, liquidation preference $25.00 per share, 2,000,000 and 0 shares issued and outstanding, respectively	48,317	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 66,766,965 and 66,275,535 shares issued and outstanding, respectively	668	663
Additional paid in capital	305,618	321,303
Accumulated other comprehensive loss	(4,612)	(11,051)
Total Stockholders' Equity	423,871	384,795
Non-controlling interest in consolidated subsidiaries	1,068	1,106
Total Equity	424,939	385,901
Total Liabilities and Equity	$1,658,555	$1,641,623

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2012	2011	2012	2011
Revenues:
Rental revenue	$33,697	$31,762	$66,678	$62,940
Interest income from loans and securities	2,091	6,184	4,106	12,613
Tenant reimbursements	3,556	3,145	7,387	6,498
Other revenue	352	163	511	445
Total revenues	39,696	41,254	78,682	82,496
Expenses:
Interest expense	16,965	20,015	33,943	40,050
Property expenses	6,615	6,117	13,032	12,574
General and administrative expenses	2,863	2,668	5,851	5,492
General and administrative expenses-stock based compensation	907	796	1,611	1,468
Depreciation and amortization expense on real property	11,898	11,474	23,712	22,862
Other expenses	16	64	32	129
Total expenses	39,264	41,134	78,181	82,575
Other gains (losses):
Gain (loss) on investments, net	–	(2,723)	709	(3,213)
Gain on extinguishment of debt, net	9,000	–	11,012	–
Total other gains (losses)	9,000	(2,723)	11,721	(3,213)
Income (loss) from continuing operations	9,432	(2,603)	12,222	(3,292)
Discontinued operations:
Loss from discontinued operations	(634)	(635)	(1,366)	(1,462)
Loss on investments	(15,229)	–	(15,229)	–
Total discontinued operations	(15,863)	(635)	(16,595)	(1,462)
Net loss before non-controlling interest in consolidated subsidiaries	(6,431)	(3,238)	(4,373)	(4,754)
Non-controlling interest in consolidated subsidiaries	18	10	17	19
Net loss	(6,413)	(3,228)	(4,356)	(4,735)
Dividends allocable to preferred shares	(2,453)	(1,627)	(4,081)	(3,255)
Net loss allocable to common stockholders	$(8,866)	$(4,855)	$(8,437)	$(7,990)

Income (loss) per common share, basic and diluted:
Income (loss) from continuing operations	$0.11	$(0.06)	$0.12	$(0.11)
Loss from discontinued operations	$(0.24)	$(0.01)	$(0.25)	$(0.02)
Net loss per common share, basic and diluted	$(0.13)	$(0.07)	$(0.13)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	66,767	67,450	66,540	62,521
Dividends declared per common share	$0.065	$0.065	$0.13	$0.13
Dividends declared per preferred A share	$0.508	$0.508	$1.016	$1.016
Dividends declared per preferred B share	$0.500	$–	$0.500	$–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011

Net loss before non-controlling interest in consolidated subsidiaries	$(6,431)	$(3,238)	$(4,373)	$(4,754)
Other comprehensive income:
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	150
Increase (decrease) in fair value of securities available for sale	1,247	(8,184)	6,457	(7,598)
Reclassification of derivative items into earnings	(71)	1,003	(18)	1,152
Other comprehensive income	1,176	(7,181)	6,439	(6,296)
Comprehensive income (loss)	(5,255)	(10,419)	2,066	(11,050)
Comprehensive (income) loss attributable to non-controlling interests	11	21	(4)	26
Comprehensive income (loss) attributable to CapLease, Inc.	$(5,244)	$(10,398)	$2,062	$(11,024)

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2011	$73,880	$663	$321,303	$(11,051)	$–	$1,106	$385,901
Incentive stock plan compensation expense	–	–	1,611	–	–	–	1,611
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–	–
Net loss	–	–	(4,356)	–	–	–	(4,356)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(17)	(17)
Issuance of preferred stock	48,317	–	–	–		–	48,317
Dividends declared-preferred	–	–	(4,255)	–	–	–	(4,255)
Dividends declared-common	–	–	(8,680)	–	–	–	(8,680)
Distributions declared-operating partnership units	–	–	–	–	–	(21)	(21)
Increase in fair value of securities available for sale	–	–	–	6,457	–	–	6,457
Reclassification of derivative items into earnings	–	–	–	(18)	–	–	(18)
Balance at June 30, 2012	$122,197	$668	$305,618	$(4,612)	$–	$1,068	$424,939

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(4,356)	$(4,735)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	24,315	24,680
Stock based compensation	1,611	1,468
Amortization of above and below market leases	(385)	839
Loss on investments, net	14,521	3,213
Gain on extinguishment of debt, net	(11,012)	–
Non-controlling interest in consolidated subsidiaries	(17)	(19)
Straight-lining of rents	8,051	6,309
Amortization of discounts/premiums, and origination fees/costs, net	(227)	(307)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	1,129	1,262
Changes in operating assets and liabilities:
Other assets	(9,280)	(7,245)
Accounts payable and other liabilities	1,432	(1,367)
Deposits and escrows	1	7
Net cash provided by operating activities	25,783	24,105
Investing activities
Proceeds from sale or prepayments of loans	–	16,664
Principal received from borrowers	3,804	6,019
Proceeds from sale of securities	–	31,285
Repayments of commercial mortgage-backed securities	2,912	2,906
Proceeds from sale of real estate investments	9,611	–
Purchases of real estate investments	(86,450)	(8,731)
Real estate improvements, additions and construction in progress	(12,586)	(10,770)
Leasing commission costs	(1,279)	(110)
Deposits on potential equity investments	(3,000)	(550)
Return of deposits on potential equity investments	3,000	500
Purchases of furniture, fixtures, equipment and leasehold improvements	(15)	(8)
Net cash (used in) provided by investing activities	(84,003)	37,205
Financing activities
Borrowings from mortgages on real estate investments	39,900	18,824
Repayments of mortgages on real estate investments	(38,906)	(9,333)
Funds held by trustee of CDO pending distribution	–	(25,504)
Repayments of collateralized debt obligations	–	(19,718)
Collateralized debt obligations repurchased	–	(1,605)
Borrowings from credit agreements	53,056	–
Repayments on credit agreements	(59,339)	(24,957)
Repayments on secured term loan	(8,468)	(7,451)
Debt issuance costs	(2,422)	(351)
Common stock issued, net of offering costs	–	54,269
Preferred stock issued, net of offering costs	48,317	–
Distributions to non-controlling interest	(20)	(20)
Dividends paid on common and preferred stock	(11,903)	(10,754)
Net cash provided by (used in) financing activities	20,215	(26,600)
Net (decrease) increase in cash and cash equivalents	(38,005)	34,710
Cash and cash equivalents at beginning of period	71,160	32,742
Cash and cash equivalents at end of period	$33,155	$67,452

Supplemental disclosure of cash flow information
Cash paid for interest expense	$33,557	$39,183
Distributions declared but not paid	10	10
Dividends declared but not paid	6,968	6,051
Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	$6,725	$–
Mortgage notes payable assumed on properties acquired	–	16,706
Mortgage note payable-notional amount repurchased	11,000	–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

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

In addition to its portfolio of owned properties, the Company has a modest portfolio of first mortgage loans and other debt investments on single tenant properties.  That debt portfolio was reduced significantly during 2011 as a result of the Company’s sale of the assets and associated liabilities comprising its collateralized debt obligation, or CDO, as well as the individual sale of certain other loans and securities. The remaining debt portfolio will continue to decrease over time as principal payments are received on the investments.  While the focus of the Company’s investment activity is expected to remain the ownership of real properties, the Company may continue to make debt investments from time to time on an opportunistic basis in the future.

We have invested in certain owned properties that are leased primarily but not exclusively by one tenant.  We have also invested in certain owned properties which were previously leased by one tenant but as a result of lease non-renewals have now become multi-tenant properties.  We expect these types of properties will continue to comprise a portion of our portfolio for the foreseeable future.

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

June 30, 2012 (unaudited)

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

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 7 below. The Company did not recognize any impairment losses on long-lived assets during the six months June 30, 2012, although it did recognize a loss on sale of one real property during the quarter ended June 30, 2012.  See Note 6.  The Company did not recognize any impairment losses on long-lived assets during the six months ended June 30, 2011.

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

June 30, 2012 (unaudited)

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through June 30, 2012, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or estimated fair value.  The Company did not sell any of its loan investments during the six months ended June 30, 2012, and as of June 30, 2012, the Company has not classified any of its loans as held for sale.  During the six months ended June 30, 2011, the Company sold two long-term mortgage loans each backed by a single retail store leased to Home Depot USA, Inc. See Note 6 below for a discussion of such loan sale transaction.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component and an asset-specific component.  The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of June 30, 2012, the Company has a general loan loss reserve of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of June 30, 2012, the Company did not have any asset-specific loan loss reserves.

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the  six months ended June 30, 2012.  The Company also had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the six months ended June 30, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

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

Risk Management Transactions

The Company may enter into risk management transactions as part of its overall portfolio financing strategy.  These transactions are intended to manage the Company’s exposure to changes in interest rates associated with its expected future debt issuances.  The Company is not currently a party to any risk management transactions.  It has been party to risk management transactions in the past and these transactions impact the Company’s current results through amortization of the effective portion under GAAP of the realized gains and losses on these transactions into interest expense on the Company’s Consolidated Statement of Operations.  See Note 11.

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

June 30, 2012 (unaudited)

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 3,093,759 for each of the three and six months ended June 30, 2012, and 3,093,759 for each of the three and six months ended June 30, 2011.

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net loss allocable to common stockholders	$(8,866)	$(4,855)	$(8,437)	$(7,990)
Weighted average number of common shares outstanding, basic and diluted	66,767	67,450	66,540	62,521
Loss per share, basic and diluted	$(0.13)	$(0.07)	$(0.13)	$(0.13)
Non-vested shares included in weighted average number of shares outstanding above	1,571	1,617	1,571	1,617

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends various sections of Accounting Standards Codification (“ASC”) 820 and changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. ASU 2011-04 is to be applied prospectively. The Company’s adoption of this ASU for the reporting period ended March 31, 2012, as required, did not have a material effect on the Company’s consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

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

In July 2012, the FASB issued new accounting guidance ASU 2012-02, Intangibles - Goodwill and Other (Topic 250): Testing Indefinite-Lived Intangible Assets for Impairment, which amends various sections of ASC 350.  The amendments update guidance with respect to annual impairment testing of indefinite-lived intangible assets.  The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted.  Adoption of this guidance is not expected to impact the Company’s consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

3.    Real Estate Investments

Real estate held for investment and related intangible liabilities consisted of the following at June 30, 2012 and December 31, 2011:

	Jun 30, 2012	Dec 31, 2011
	Unaudited
Real estate investments:
Land	$209,909	$203,184
Building and improvements	1,344,851	1,304,655
Construction in progress, land	3,221	2,345
Construction in progress, building and improvements	17,805	6,277
Intangible assets	162,719	165,963
Less: Accumulated depreciation and amortization	(287,675)	(280,898)
Real estate investments, net	$1,450,830	$1,401,526
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(13,783)	(12,689)
Intangible liabilities on real estate investments, net	$34,125	$35,219

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

During the quarter ended June 30, 2012, the Company acquired the following properties:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
May	AT&T Services, Inc.	2270 Lakeside Blvd., Richardson, TX	$29,324	March 2020	203,239
May	MetroPCS Communications, Inc.	2250 Lakeside Blvd., Richardson, TX	16,676	November 2018	115,583
June	Praxair, Inc. (1)	1585 Sawdust Rd., The Woodlands, TX	40,450	May 2022	175,035

(1)	As of June 30, 2012, approximately 39% of the property was leased to four other tenants.

In addition to the above properties acquired during the quarter, the Company also continued to fund the construction of the office building for Cimarex Energy Co. described below.

The Company sold one owned property investment (the vacant Johnston, Rhode Island property) during the quarter ended June 30, 2012.  See Note 6.

Lease Extensions

During March 2012, the Company entered into a five year lease extension for the 1,045,153 square foot warehouse property located in Breinigsville, Pennsylvania and leased to a subsidiary of Nestlé Holdings, Inc.  The lease extension commences January 1, 2013 and the rental rate is $4.40 per square foot increasing 3% per annum.

During April 2012, the Company entered into a five year lease extension for the 751,021 square foot warehouse property located in Lathrop, California with the current subtenant at the property, Del Monte Corporation.  The lease extension commences January 1, 2013 and the rental rate is $3.32 per square foot increasing 2.5% per annum.

The Company’s lease with the United States Government (National Institutes of Health) at the office building located in North Bethesda, Maryland was scheduled to mature in May 2012.  The tenant remains in occupancy of the building and has requested an 18 month lease extension (until November 2013).  A formal lease extension is currently in the process of being signed by the parties.

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

The table below details the Company’s investment in the Cimarex joint venture as of June 30, 2012. The information included in the table below represents management’s estimates and expectations at June 30, 2012 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)(1)	Investment through 6/30/12	Estimated Remaining Funding(2)	Estimated Total Investment(3)	Estimated Completion Date
Tulsa, Oklahoma	Cimarex Energy Co.	Office Building	324,000	12	$20,314	$34,686	$55,000	Q1 2013

(1)
The lease is in force and rent will commence as building floors are completed and delivered to the tenant and the 12 year lease term will commence upon completion and delivery of all building floors to the tenant.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

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

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of June 30, 2012 and December 31, 2011, were as follows:

	Jun 30, 2012	Dec 31, 2011
	Unaudited
Accrued Rental Income	$34,614	$41,387
Deferred Rental Income	1,281	2

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8. Deferred rental income is included in “Accounts payable and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and six months ended June 30, 2012 and June 30, 2011, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Depreciation on real estate (included in depreciation and amortization expense)	$8,252	$7,768	$16,356	$15,462
Amortization of in-place leases (included in depreciation and amortization expense)	3,555	3,593	7,174	7,193
Amortization of above-market leases (included as a reduction of rental revenue)	348	361	708	722
Amortization of below-market leases (included as an increase to rental revenue)	547	546	1,093	1,093

As of June 30, 2012, the Company’s weighted average amortization period on intangible assets was 7.8 years, and the weighted average amortization period on intangible liabilities was 25.4 years.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of June 30, 2012, was as follows:

	Intangible Assets	Intangible Liabilities
2012	$7,597	$1,093
2013	10,133	2,051
2014	9,776	1,954
2015	9,116	1,678
2016	7,530	1,614
Thereafter	22,743	25,736
Total	$66,895	$34,125

Owned Property Investment and Financing Strategy

All of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing.  Many of these properties are owned and financed on a long-term basis with fixed rate, non-recourse debt.  Each property is owned through a separate and distinct special purpose entity, or SPE, with the property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 9. Certain of the Company’s owned properties are pledged to Wells Fargo Bank, N.A., as lender under the new revolving credit agreement described at Note 9, to secure the Company’s borrowings from time to time outstanding thereunder.  These properties are otherwise unencumbered and the related debt can be repaid and the lender’s lien released at any time without payment of a penalty or premium to the lender.

4.    Loans Held for Investment

Loans held for investment at June 30, 2012 and December 31, 2011, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of June 30, 2012, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  As of June 30, 2012, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Jun 30, 2012	Dec 31, 2011
	Unaudited
Principal	$34,545	$37,622
Discount	(3,855)	(3,913)
Cost basis	30,690	33,709
Allowance for loan losses	(500)	(500)
Carrying amount of loans	30,190	33,209
Deferred origination fees, net	(65)	(70)
Total	$30,125	$33,139

As of each of June 30, 2012 and December 31, 2011, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%.  At June 30, 2012 and December 31, 2011, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 7.1% and 7.3%, respectively.

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

June 30, 2012 (unaudited)

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1)	6/30/12	12/31/11
	(unaudited)
Investment grade rating of A- or A3 and above	$16,427	$16,664
Investment grade rating of below A- or A3	9,062	9,239
Non-investment grade rating	5,201	7,806
General loan loss reserve	(500)	(500)
	$30,190	$33,209

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from S&P or equivalent rating if rated only by Moody's.

As of June 30, 2012, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During the six months ended June 30, 2012, the Company received net proceeds of $709 in satisfaction of the outstanding balance of its loan to a franchise lending joint venture.  The amount received is included in “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations.  The Company previously recorded aggregate losses of $1,432 related to this investment, including $444 during the quarter ended June 30, 2009 and $988 during the quarter ended June 30, 2011.

5.   Commercial Mortgage-Backed Securities

As of June 30, 2012, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at June 30, 2012 follows:

	Face Amount (1)		Cost Basis		Fair Value
Description	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
	Unaudited		Unaudited		Unaudited
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B)	$23,487	$24,527	$23,759	$24,818	$22,104	$20,648
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	16,546	16,867	16,546	16,867	18,133	17,410
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	6,805	7,489	6,884	7,578	7,667	8,395
BACM 2006-4, Class H (rated CCC)	4,000	4,000	–	–	80	800
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	684	656	589	555	589	555
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	1,045	1,001	879	828	882	828
CALFS 1997-CTL1, Class D (rated B-)	2,848	3,000	2,848	3,000	2,592	1,200
CapLease CDO 2005-1, Class A (rated BBB+)	2,379	2,661	2,044	2,326	2,141	2,345
CapLease CDO 2005-1, Class B (rated BBB-)	2,000	2,000	1,400	1,400	1,603	1,410
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,229	7,139	3,172	2,639
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	559	756	574	672
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	3,677	3,916	3,677	3,916	3,589	2,533
Total	$81,762	$84,405	$66,415	$69,181	$63,126	$59,435

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of June 30, 2012.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

The Company evaluated each of its securities for other-than-temporary impairment at June 30, 2012, and determined that no other-than-temporary impairment charges on its securities were appropriate.

Unrealized gains and losses on securities at June 30, 2012 and December 31, 2011, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following, and did not include any other-than-temporary impairment charges:

	Jun 30, 2012	Dec 31, 2011
	Unaudited
Unrealized gains on securities available for sale	$2,769	$2,189
Unrealized losses on securities available for sale	(6,058)	(11,936)

The following table summarizes the Company’s securities in an unrealized loss position as of June 30, 2012.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 consecutive months	$3,588	$89	1
In unrealized loss position 12 or more consecutive months	$27,868	$5,969	3

Credit ratings on the 3 securities in a continuous unrealized loss position for more than 12 consecutive months as of June 30, 2012, range from  B  to  B-  with a weighted average of  B  and those securities have a weighted average maturity of approximately 6.2 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of June 30, 2012.

At June 30, 2012 and December 31, 2011, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.6% and 8.4%, respectively.

6.    Assets Sold and Discontinued Operations

Six Months Ended June 30, 2012

The Company sold one investment during the six months ended June 30, 2012.  During June, the Company sold the vacant Johnston, Rhode Island property to the former tenant at the building. As part of the sale, the Company also settled its litigation with the former tenant regarding its end-of-lease surrender obligations. The Company sold the property for a cash purchase price of $9,750, before transactions expenses. The Company recognized a loss on such sale during the quarter ended June 30, 2012, of $15,229. The loss is included as a component of discontinued operations under the caption “Loss on investments” on the Company’s Consolidated Statement of Operations.  The operating results of the sold property have been reclassified as a component of discontinued operations for all periods presented.

 Six Months Ended June 30, 2011

The Company sold the following investments during the six months ended June 30, 2011.

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

June 30, 2012 (unaudited)

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

During February 2011, the Company sold two commercial mortgage-backed securities investments, both of which were secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company recognized a loss on investment during the quarter ended June 30, 2011 of $490.  The loss is included as a component of “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations.  The aggregate carrying amount of these securities was $22,236 as of December 31, 2010.

Discontinued Operations

Income (loss) from discontinued operations for the three and six months ended June 30, 2012, is comprised of the operating results of the Company’s former Johnston, Rhode Island office property which was sold during June 2012.  Income (loss) from discontinued operations for the three and six months ended June 30, 2011, is comprised of the operating results of the following assets that were sold during subsequent periods.

•	the Company’s former Johnston, Rhode Island office property;

•	the Company’s former Hartford, Connecticut office property that was transferred to the lender in full satisfaction of the mortgage debt during December 2011;

•	the Company’s former Pennsauken, New Jersey retail property which was sold during August 2011; and

•	the Company’s former Simi Valley, California retail property which was sold during September 2011.

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

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at June 30, 2012 and December 31, 2011, are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	6/30/2012	12/31/2011	6/30/2012	12/31/2011	6/30/2012	12/31/2011
Assets:	(unaudited)		(unaudited)		(unaudited)
Loans held for investment	$30,190	$33,209	$34,545	$37,622	$33,718	$35,120
Commercial mortgage-backed securities	63,126	59,435	81,762	84,405	63,126	59,435
Liabilities:
Mortgages on real estate investments	$962,597	$972,924	$961,181	$969,004	$1,001,693	$1,002,247
Credit agreements	64,385	70,668	64,385	70,668	64,385	70,668
Secured term loan	79,674	88,142	79,674	88,142	75,316	78,302
Convertible senior notes	34,843	34,522	35,009	35,009	35,003	34,997
Other long-term debt	30,930	30,930	30,930	30,930	29,584	29,421

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

The fair values indicated above are indicative of the interest rate and credit spread environment as of June 30, 2012 and December 31, 2011, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

Credit agreements—Management believes that the stated interest rate (which floats based on short-term interest rates) approximates market rates (when compared to similar credit facilities with similar credit risk). As such, the fair value of these obligations is estimated to be equal to the outstanding principal amount.

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

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of June 30, 2012, the Company has not classified any of its securities as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of June 30, 2012, the Company has classified two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant), as well as its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of June 30, 2012, the Company has classified all of its securities that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. The valuation technique utilized by management is a discounted cash flow analysis.  Management evaluates a variety of inputs to estimate the applicable discount rate.  The primary inputs evaluated by management in estimating the discount rate are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class.  As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect transactions in inactive markets.  Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

The table below presents the fair value of the Company’s securities as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30,2012
Assets
Securities available for sale	$–	$25,880	$37,246	$63,126

A 50 basis point (or 0.50%) change in the discount rate utilized to estimate fair value would result in a change in the fair value of securities that are classified as Level 3 of approximately $721 as of June 30, 2012.

The following table summarizes the change in the fair value for Level 3 items for the three and six months ended June 30, 2012 and June 30, 2011:

	Three months ended June 30,		Six months ended June 30,
Securities available for sale	2012	2011	2012	2011
Beginning balance	$37,077	$6,244	$32,829	$13,797
Gains (losses) included in net income (loss):
Included in interest income	90	80	156	158
Gains (losses) included in other comprehensive income	496	39	6,169	(133)
Purchases, sales, issuances and settlements (net)	(417)	(223)	(1,908)	(7,682)
Transfers in (out) of Level 3	–	68,507	–	68,507
Ending balance	$37,246	$74,647	$37,246	$74,647

The transfers into Level 3 during the 2011 periods related to the Company’s reclassification of certain securities investments from the “held to maturity” to the “available for sale” classification for financial reporting purposes.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

8.    Other Assets

Other assets as of June 30, 2012 and December 31, 2011, consisted of the following:

	Jun 30, 2012	Dec 31, 2011
	Unaudited
Receivables and accrued interest	$9,131	$8,317
Prepaid expenses and deposits	1,380	1,381
Mortgage lender reserve accounts	25,817	17,393
Restricted cash	122	440
Amounts held by servicer	831	431
Accrued rental income	34,614	41,387
Debt issuance costs, net	5,357	3,889
Deferred leasing costs, net	2,580	1,483
Investment in statutory trust	930	930
Other	557	712
Total	$81,319	$76,363

Mortgage lender reserve accounts represent cash on deposit with the lender on the Company’s owned properties to fund future debt service or other future property related costs such as taxes and insurance, repairs and maintenance, tenant improvement allowance and other re-tenanting costs.

9.    Debt Obligations

Credit Agreements

June 2012 Credit Agreement

During June 2012, the Company entered into a new senior secured revolving credit agreement with Wells Fargo Bank, N.A.  The agreement authorizes the Company to borrow up to $100,000 from time to time from Wells Fargo Bank.  The Company drew $53,056 of borrowings upon closing of the facility primarily to repay borrowings on certain of the assets in the initial collateral pool.  The Company expects this new credit agreement to replace its existing credit agreement with Wells Fargo Bank described below as the Company’s primary short-term borrowing facility.

The agreement is for a three year term scheduled to mature on June 28, 2015, although the Company has an option to extend the term for one additional year subject to the payment of an extension fee and the satisfaction of certain other routine conditions.  The Company is obligated to pay interest on its borrowings pursuant to the agreement at a floating rate of LIBOR plus 275 basis points.  The Company may select a one month, three month or six month interest period for its LIBOR-based borrowings.

The initial collateral pool consists of 16 real properties: the 11 Kroger grocery stores the Company owns located in Georgia, Tennessee and Kentucky, the two multi-tenant properties the Company owns in Omaha, Nebraska, the property the Company owns in Columbus, Ohio leased to Abbott Laboratories, the property the Company owns in Bloomington, Indiana leased to Baxter International, Inc., and the property the Company owns in Louisville, Kentucky leased to Michelin North America, Inc.  Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value.  The Company is authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and the Company expects to do so as it adds additional real estate properties and as mortgage debt matures on properties the Company currently owns.  The Company is also authorized to remove assets provided it repays any associated borrowings at par.

The Company’s borrowings are a recourse obligation, and CapLease has guaranteed all obligations of its various subsidiaries that act as borrowers under the agreement and own the real property that comprises the initial collateral pool.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

The Company made various customary representations and warranties and affirmative and negative covenants pursuant to the credit agreement, and agreed to various customary events of defaults.  The Company also agreed to various financial covenants which it will be required to be in compliance with during the term of the credit agreement.  The principal financial covenants are as follows:

•
Maximum Leverage:  The Company’s total indebtedness divided by the capitalized value of its portfolio based on an 8.0% capitalization rate may not exceed 77% initially and declining to 70% over the agreement term.

•
Minimum Fixed Charge Coverage:  The Company’s adjusted EBITDA (as defined in the credit agreement) divided by its fixed charges (basically interest expense, principal payments, net of principal received, and preferred dividends) may not be less than 100% initially increasing to 105% over the agreement term.  For this purpose, EBITDA excludes non-recurring gains and losses and stock-based compensation and is adjusted to remove the impact of straight-line rents.

•
Minimum Debt Yield:  The Company’s total net operating income (as defined in the credit agreement) divided by total liabilities may not be less than 9% initially increasing to 9.75% over the agreement term.  For this purpose, total net operating income includes interest income on the Company’s loans and securities and rental revenues are adjusted to remove the impact of straight-line rents.

•	Minimum Interest Coverage Ratio: The Company’s adjusted EBITDA divided by interest expense may not be less than 140% initially increasing to 150% over the agreement term.

•
Minimum Tangible Net Worth:  The Company’s tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) may not be less than 85% of such tangible net worth as of June 29, 2012 plus 80% of net proceeds of any future equity issuances.

•
Maximum Dividends:  Cash dividends to CapLease shareholders may not exceed the greater of (i) the amount required to maintain REIT status and avoid the payment of income or excise tax and (ii) 95% of adjusted funds from operations (as defined in the credit agreement).  For this purpose, funds from operations excludes non-recurring gains and losses.

As of June 30, 2012, the Company was in compliance with the above financial covenants.

July 2010 Credit Agreement

During July 2010, the Company entered into an amended and restated senior secured revolving credit agreement with Wells Fargo Bank, N.A. In connection with the closing of the June 2012 credit agreement described above, the Company repaid $51,353 of principal amount of borrowings under the July 2010 credit agreement, released the Kroger properties and Omaha properties from the collateral securing its borrowings under the July 2010 credit agreement, and reduced the size of the July 2010 credit agreement to $12,000 (from $140,000).

The Company’s July 2010 credit agreement includes the following terms:

•	Size: maximum revolving credit commitment of $12,000;

•	Maturity: maturity date of July 16, 2013; and

•	Interest Rate: floating rate LIBOR-based facility with interest rate on the Company’s borrowings set at one-month LIBOR plus 275 basis points.

In addition to the assets securing the Company’s borrowings (see summary table below), the Company’s obligations under the July 2010 credit agreement are also fully recourse to its other assets.

The Company is required to comply with the following financial covenants under the July 2010 credit agreement:

•	minimum liquidity (basically cash and cash equivalents) of at least $12,000;

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

•
minimum consolidated tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) of at least $360,000 plus 75% of the aggregate net proceeds from equity offerings or capital contributions after July 16, 2010;

•	maximum corporate leverage (basically total liabilities divided by total assets before accumulated depreciation and amortization) of 80%; and

•	minimum interest coverage (basically EBITDA, or net income before income taxes, interest expense, and depreciation and amortization, divided by interest expense) of 105%.

As of June 30, 2012, the Company was in compliance with the above financial covenants.

Borrowings and collateral carry values related to the Company’s credit agreements as of June 30, 2012 and December 31, 2011, were as follows:

	At June 30, 2012		At December 31, 2011
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
July 2010 Credit Agreement	(unaudited)	(unaudited)
Loans held for investment	$1,503	$4,108	$1,552	$4,111
Intercompany mortgage loans on CapLease properties	8,754	18,952	66,887	94,020
Commercial mortgage-backed securities	1,072	3,589	2,230	2,533
Owned property	–	–	–	25,494
June 2012 Credit Agreement
Owned properties	53,056	135,360	–	–
Total	$64,385	$162,009	$70,669	$126,158

For the three and six months ended June 30, 2012 and June 30, 2011, the following interest rates applied with respect to the Company’s borrowings under the credit agreements:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted average effective financing rate	4.2%	3.4%	4.1%	3.4%
One-Month LIBOR rate	0.24%	0.22%	0.26%	0.24%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed many of its owned real properties with traditional first mortgage debt provided primarily through the commercial mortgage-backed securitization market. The Company’s mortgage notes payable are summarized in the following table:

	Jun 30, 2012		Dec 31, 2011
Property Level Debt - Fixed Rate	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date
	(unaudited)	(unaudited)
Abbott Laboratories, Columbus, OH	$–	$–	$5,080	$5,080	5.40%	6.1%	Oct 2016
Abbott Laboratories, Waukegan, IL	14,250	14,250	14,440	14,440	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,302	19,302	19,445	19,445	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,550	20,550	20,702	20,702	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	16,077	16,429	16,175	16,569	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	58,415	58,415	59,274	59,274	5.23%	5.8%	Nov 2014
AT&T Services, Inc./MetroPCS Communications, Inc., Richardson, TX	20,700	20,700	–	–	4.60%	4.7%	Jun 2022
Baxter International, Inc., Bloomington, IN	–	–	4,407	4,407	5.40%	6.1%	Sep 2016
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.5%	May 2017
Cadbury Holdings Limited, Whippany, NJ	32,208	32,208	32,559	32,559	5.26%	5.3%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ	1,481	1,481	1,727	1,727	5.26%	6.5%	Mar 2015
Capital One Financial Corporation, Plano, TX	19,059	19,059	19,344	19,344	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	25,963	25,963	26,708	26,708	5.30%	5.3%	May 2013
Cooper Tire & Rubber Company, Franklin, IN	17,525	17,525	17,690	17,690	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.7%	Feb 2017
Crozer-Keystone Health System, Ridley Park, PA	2,817	2,817	2,964	2,964	5.40%	6.0%	Apr 2019
CVS Corporation, Randolph, MA	7,440	7,440	7,601	7,601	5.40%	6.4%	Jan 2014
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	39,406	39,406	39,764	39,764	5.33%	5.4%	Jun 2015
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	2,622	2,622	2,995	2,995	5.33%	6.4%	Jun 2015
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.8%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,716	29,716	29,889	29,889	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	26,404	26,203	26,672	26,454	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,706	13,706	13,820	13,820	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	40,994	40,994	41,299	41,299	5.10%	5.4%	Jul 2015
Lowes Companies, Inc., New Orleans, LA	8,466	9,100	8,599	9,258	5.57%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	7,579	7,996	7,702	8,135	5.32%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	426	471	433	479	5.93%	4.8%	Aug 2030
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	106,000	106,000	117,000	117,000	6.32%	5.6%	Aug 2012
Omnicom Group, Inc., Irving, TX	12,310	12,310	12,472	12,472	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,512	15,512	15,616	15,616	5.84%	5.9%	May 2016
Tiffany & Co., Parsippany, NJ	57,074	57,074	57,482	57,482	5.33%	5.3%	Oct 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Entertainment Company, L.P., Milwaukee, WI	2,196	2,196	2,473	2,473	5.83%	6.8%	Dec 2015
Time Warner Entertainment Company, L.P., Milwaukee, WI	2,102	2,102	2,208	2,208	6.18%	6.8%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	68,488	68,488	68,847	68,847	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,532	10,532	10,606	10,606	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,837	10,837	10,922	10,922	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	18,741	18,741	–	–	3.23%	3.8%	Mar 2023
United States Government (EPA), Kansas City, KS	–	–	18,395	20,806	7.57%	5.3%	Oct 2022
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,091	18,091	18,233	18,233	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	57,105	57,105	57,908	57,908	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,176	5,176	5,217	5,217	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	3,721	3,797	4,062	4,154	7.30%	6.4%	Apr 2016
Walgreen Co., Portsmouth, VA	2,395	2,488	2,481	2,584	7.20%	6.2%	Jul 2018
Totals	$961,181	$962,597	$969,004	$972,924
(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

During October 2007, the lender on the Nestlé properties split the debt on these properties into a $106,000 senior first mortgage note and an $11,000 junior first mortgage note.  During the quarter ended June 30, 2012, the Company repurchased the $11,000 junior first mortgage note from a private investor.  The Company repurchased the $11,000 note for a purchase price (including expected transaction costs) of $2,000.  The Company recognized a gain of $9,000 on the repurchase which is included in “Gain on extinguishment of debt, net” in the Company’s Consolidated Statement of Operations.

During the six months ended June 30, 2012, the Company repaid at par the outstanding mortgage debt on the properties owned in Columbus, Ohio (leased to Abbott Laboratories) and Bloomington, Indiana (leased to Baxter International, Inc.), and refinanced the mortgage debt on the property owned in Kansas City, Kansas (leased to the United States Government (EPA)).  These transactions resulted in net gain on debt extinguishment of $2,012, including primarily gain of $2,392 on the reversal of the remaining unamortized balance of the fair value adjustment on the debt repaid on the EPA property, and losses of $196 from the charge-off of deferred hedge and other costs associated with the debt repaid on all three properties.  The net gain of $2,012 is included as a component of “Gain on extinguishment of debt, net” in the Company’s Consolidated Statement of Operations.  The Columbus, Ohio and Bloomington, Indiana properties were later pledged as part of the collateral securing the new revolving credit agreement with Wells Fargo Bank.  See the discussion of the new revolving credit agreement above in this Note 9.

The mortgage notes in the above table are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,507,258 at June 30, 2012, and $1,483,528 at December 31, 2011.

Loan Agreement for Tulsa, Oklahoma Development Project

During July 2011, the Company entered into a loan agreement with Bank of Oklahoma to provide construction financing of approximately one-half of the project costs related to the development of the property in Tulsa, Oklahoma for Cimarex Energy Co.  See Note 3.  Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24,000 of project costs beginning after the Company has funded an aggregate of $24,000 to the project.  During the construction period, interest only will be payable by the Company to the lender each month at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor).  Upon completion of the project, the construction loan will automatically convert to a term loan of up to $31,000 bearing interest at a rate equal to the prevailing one month LIBOR rate plus 275 basis points and maturing in July 2018.  During the term loan period, in addition to monthly payments of interest, principal will also be payable by the Company to the lender based on a 25-year amortization period.   Subject to customary non-recourse exceptions, the lender’s recourse in the event of a default of the loan is limited to the property and the other assets of the Company’s joint venture entity that owns the property.  As of June 30, 2012, the Company had not drawn any amounts under the loan agreement with Bank of Oklahoma.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

Amounts related to the secured term loan as of June 30, 2012, were as follows:

	Borrowings	Collateral Carry Value
Loans held for investment	$16,756	$26,581
Intercompany mortgage loans on CapLease properties	21,098	32,019
Commercial mortgage-backed securities	41,820	50,575
Total	$79,674	$109,175

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

Since original issuance, CapLease has repurchased an aggregate of $39,991 principal amount of the notes and, therefore, as of June 30, 2012, the Company had $35,009 principal amount of convertible senior notes outstanding.

As of January 1, 2009, the Company adopted accounting guidance (codified primarily at FASB ASC 470) that retrospectively changed the accounting for the convertible senior notes. The guidance affected the accounting for the Company’s convertible senior notes by requiring the initial proceeds from their issuance to be allocated between a liability component and an equity component in a manner that results in interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue. The liability component is initially recorded at a discount from the principal amount of the notes and is subsequently accreted back to the principal amount over the expected useful life of the notes as interest expense at the estimated nonconvertible debt borrowing rate is recorded. The initial bifurcation between the liability and equity components of the convertible senior notes at January 1, 2009, was $67,761 and $7,239, respectively.

The liability component of the convertible senior notes comprised the following amounts at June 30, 2012 and December 31, 2011:

	Jun 30, 2012	Dec 31, 2011
	(Unaudited)
Convertible notes - principal	$35,009	$35,009
Unamortized debt discount	(166)	(487)
Convertible senior notes - net	$34,843	$34,522

The remaining debt discount is scheduled to be amortized over the next 4 months, ending in October 2012, when the Company may be required to repurchase the outstanding notes at par as described below.

The carry value of the equity component of the convertible senior notes was $6,189 at each of June 30, 2012 and December 31, 2011, with the decline from the initial bifurcation amount of $7,239 caused by the Company’s repurchase of convertible senior notes at par during 2010.

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. The Company’s effective financing rate on the notes, which includes the effect of the commissions and other expenses associated with the issuance of the notes, is approximately 8.1%. The Company’s effective interest rate on the liability component of the notes as measured under the January 1, 2009 accounting guidance was 10.2% and 10.2%, respectively, at June 30, 2012 and December 31, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

The Company recorded interest expense on the convertible senior notes for the three and six months ended June 30, 2012 and June 30, 2011 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Interest expense paid or accrued at stated interest rate of 7.5%	$650	$657	$1,305	$1,314
Convertible senior notes issuance costs expensed as a component of interest expense	59	51	113	100
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	164	149	321	290
Total convertible senior notes interest expense	$873	$857	$1,739	$1,704

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of June 30, 2012, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

June 30, 2012 (unaudited)

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of June 30, 2012, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
6 months ending December 31, 2012	$18,296	$141,009	$159,305
2013	34,643	62,855	97,498
2014	31,141	60,379	91,520
2015	25,746	308,755	334,501
2016	17,979	303,544	321,523
Thereafter	41,742	125,091	166,834
Total	$169,547	$1,001,633	$1,171,180

10.   Accounts Payable and Other Liabilities

Accounts payable and other liabilities as of June 30, 2012 and December 31, 2011 consisted of the following:

	Jun 30, 2012	Dec 31, 2011
	Unaudited
Accounts payable and other liabilities	$5,000	$3,781
Accrued interest	4,453	5,014
Accrued expenses	4,691	4,689
Deferred rental income	1,281	2
Unearned rental income	4,659	3,885
Total	$20,084	$17,371

11.   Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the first six months of 2012 and all of 2011, the Company had no open interest rate swap positions.

As of June 30, 2012, the Company had $1,323 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. Within the next twelve months, the Company estimates that $446 of realized losses on derivatives will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

12.   Commitments and Contingencies

The Company is committed to fund up to $24,000 of project costs related to the Tulsa, Oklahoma development project described at Note 3 above.  As of June 30, 2012, the Company had funded $20,314 of such commitment.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At June 30, 2012, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13.   Stockholders’ Equity

Authorized Capital Stock

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of June 30, 2012, CapLease had issued and outstanding 66,766,965 shares of common stock, 3,204,900 shares of 8.125% Series A cumulative redeemable preferred stock and 2,000,000 shares of 8.375% Series B cumulative redeemable preferred stock.

Stock Issuances During Periods Presented

During April 2012, CapLease issued and sold in an underwritten public offering 2,000,000 shares of 8.375% Series B cumulative redeemable preferred stock.  The Company received aggregate net proceeds in the offering of $48,317, after deducting underwriting discounts and commissions and offering expenses.

The Series B preferred stock ranks, with respect to the payment of dividends and the distribution of assets in the event of CapLease’s liquidation, dissolution or winding up, senior to CapLease’s common stock.  The Series B preferred stock ranks pari passu with CapLease’s 8.125% Series A cumulative redeemable preferred stock and any other future equity securities that CapLease may later authorize or issue that by their terms are on a parity with the Series B preferred stock.

Holders of the Series B preferred stock are entitled to receive, when and as authorized by CapLease’s Board of Directors and declared by CapLease, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 8.375% per annum of the $25.00 per share liquidation preference, equivalent to $2.09375 per annum per share.  Dividends of the Series B preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year, and commenced on July 16, 2012.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

Upon the occurrence of a Change of Control and subject to CapLease’s special optional right described below, each holder of Series B preferred stock will have the right to convert some or all of the shares of Series B preferred stock held by such holder (the “Change of Control Conversion Right”) into a number of shares of CapLease’s common stock per share of Series B preferred stock to be converted equal to the lesser of:

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

Upon such a conversion, the holders will be limited to a maximum number of shares of CapLease’s common stock equal to the Share Cap multiplied by the number of shares of Series B preferred stock converted.  If the Common Stock Price is less than $2.085 (which is 50% of the per-share closing sale price of CapLease’s common stock on April 16, 2012), subject to adjustment, the holders will receive a maximum of 11.9904 shares of the common stock per share of Series B preferred stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B preferred stock.

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

A “Change of Control” occurs when the following have occurred and are continuing:

•
the acquisition by any person, including any syndicate or group deemed to be a “person” under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of purchases, mergers or other acquisition transactions of shares of CapLease entitling that person to exercise more than 50% of the total voting power of all shares of CapLease entitled to vote generally in elections of directors (except that such person will be deemed to have beneficial ownership of all securities that such person has the right to acquire, whether such right is currently exercisable or is exercisable only upon the occurrence of a subsequent condition); and

•
following the closing of any transaction referred to in the bullet point above, neither CapLease nor the acquiring or surviving entity has a class of common securities (or American Depositary Receipts representing such securities) listed on the New York Stock Exchange (the “NYSE”), the NYSE Amex Equities (the “NYSE Amex”) or the NASDAQ Stock Market (“NASDAQ”), or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE Amex or NASDAQ.

The “Common Stock Price” will be: (1) the amount of cash consideration per share of CapLease’s common stock, if the consideration to be received in the Change of Control by the holders of such common stock is solely cash; and (2) the average of the closing prices for the common stock on the NYSE for the ten consecutive trading days immediately preceding, but not including, the effective date of the Change of Control, if the consideration to be received in the Change of Control by the holders of CapLease’s common stock is other than solely cash.

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

During the six months ended June 30, 2012, the Company added Cantor Fitzgerald & Co. as an additional sales agent under its “at the market offering” program.  The Company now has three separate sales agents for its “at the market offering” program: Cantor Fitzgerald & Co., Brinson Patrick Securities Corporation and Merrill Lynch, Pierce Fenner & Smith Incorporated.  Under the sales agreement with Cantor Fitzgerald, CapLease is authorized us to issue and sell, from time to time, up to 9,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock, and 1,000,000 shares of Series B preferred stock through or to Cantor Fitzgerald.  During the six months ended June 30, 2012, CapLease did not issue any shares of common stock, Series A preferred stock or Series B preferred stock through its “at the market offering” program. During the six months ended June 30, 2011, CapLease issued an aggregate of 14,200 shares of common stock through its “at the market offering” program with Merrill Lynch, Pierce Fenner & Smith Incorporated, at an average price of $6.00 per share of common stock, and aggregate net proceeds of $84.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

During the six months ended June 30, 2012, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan.  During the six months ended June 30, 2011, CapLease issued 27,697 shares of common stock through its dividend reinvestment and stock purchase plan, at a price of $5.72 per share of common stock, and aggregate net proceeds of $158.

During March 2012, CapLease issued 497,700 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. During March 2011, CapLease issued 392,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of June 30, 2012, the Company had awarded 4,243,005 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

Share Repurchase Program

During August 2011, the Company announced that CapLease’s Board of Directors has approved a share repurchase program authorizing the Company to repurchase in the aggregate up to $20,000 of its outstanding common stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The timing and extent to which the Company repurchases its shares will depend upon a variety of factors, including market conditions, the Company’s liquidity, and regulatory requirements.

The Company did not make any share repurchases through the program during the six months ended June 30, 2012.  During the year ended December 31, 2011, the Company repurchased an aggregate of 1,769,250 shares of common stock at an average price of $3.79 per share, utilizing an aggregate of $6,736 of cash on hand.  As of June 30, 2012, the Company had remaining authorization to repurchase up to $13,264 through the above program.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2010	12/31/2010	1/18/2011	$0.065	$3,736
3/31/2011	3/31/2011	4/15/2011	0.065	3,764
6/30/2011	6/30/2011	7/15/2011	0.065	4,424
9/30/2011	9/30/2011	10/17/2011	0.065	4,321
12/31/2011	12/30/2011	1/17/2012	0.065	4,308
3/31/2012	4/2/2012	4/16/2012	0.065	4,340
6/30/2012	6/29/2012	7/16/2012	0.065	4,340

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2010	12/31/2010	1/18/2011	$0.5078125	$1,627
3/31/2011	3/31/2011	4/15/2011	0.5078125	1,627
6/30/2011	6/30/2011	7/15/2011	0.5078125	1,627
9/30/2011	9/30/2011	10/17/2011	0.5078125	1,627
12/31/2011	12/30/2011	1/17/2012	0.5078125	1,627
3/31/2012	4/2/2012	4/16/2012	0.5078125	1,627
6/30/2012	6/29/2012	7/16/2012	0.5078125	1,627

The following table summarizes the dividend history on shares of CapLease Series B preferred stock for the period indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
6/30/2012	6/29/2012	7/16/2012	$0.500174	$1,000

14.   Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of June 30, 2012, the Company had awarded 4,243,005 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2011 through the six months ended June 30, 2012, is presented below:

	Number of Shares
Stock Awards at January 1, 2011	3,369,955
Granted During the Year Ended December 31, 2011	392,500	(1)
Forfeited During the Year Ended December 31, 2011	(10,880)
Stock Awards at January 1, 2012	3,751,575
Granted During the Period Ended June 30, 2012	497,700	(2)
Forfeited During the Period Ended June 30, 2012	(6,270)
Stock Awards at June 30, 2012	4,243,005

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

A summary of the status of unvested shares from January 1, 2011 through the six months ended June 30, 2012, is presented below:

	Shares Awarded Under Plan	Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2011	1,739,367	1,122,282	$4.62
Current period awards	392,500	261,550	5.80
Prior period awards	N/A	223,635	5.80
Vested	(514,970)	(514,970)	5.14
Forfeited	(10,880)	(10,880)	3.43
Nonvested at January 1, 2012	1,606,017	1,081,617	4.91
Current period awards	497,700	322,550	4.08
Prior period awards	N/A	257,760	4.08
Vested	(526,220)	(526,220)	5.37
Forfeited	(6,270)	(6,270)	5.80
Nonvested at June 30, 2012	1,571,227	1,129,437	4.25

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award for financial accounting purposes.

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

As of June 30, 2012, $3,852 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  In addition, as of June 30, 2012, the Company has not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined:  104,715 restricted shares made in 2009, 96,450 restricted shares made in 2010, 65,475 restricted shares made in 2011 and 175,150 restricted shares made in 2012.

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

June 30, 2012 (unaudited)

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

	Jun 30, 2012	Dec 31, 2011
	(Unaudited)
Net unrealized losses on securities available for sale	$(3,289)	$(9,747)
Net realized losses on derivatives	(1,323)	(1,304)
Accumulated other comprehensive loss	$(4,612)	$(11,051)

16.   Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of June 30, 2012, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

17.   Rental Income

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2012 to 2030. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2012, are as follows:

6 months ending December 31, 2012	$66,292
2013	124,556
2014	115,557
2015	113,272
2016	104,071
Thereafter	346,921
Total	$870,669

18.   Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2011, the Company acquired all real properties purchased during the six months ended June 30, 2012.  Earnings per share are presented using the weighted average shares outstanding during the relevant periods.  In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Total revenues	$41,792	$44,335	$83,859	$88,658
Income (loss) from continuing operations	10,044	(1,727)	13,710	(1,540)
Net loss allocable to common stockholders	(8,254)	(3,979)	(6,949)	(6,238)
Income (loss) per basic and diluted common share from continuing operations	0.12	(0.05)	0.15	(0.08)
Net loss per basic and diluted common share	(0.12)	(0.06)	(0.10)	(0.10)

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

Selected results of operations by segment for the three months ended June 30, 2012 and June 30, 2011, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Total revenues	$164	$232	$37,563	$35,060	$1,968	$5,961
Total expenses	5,283	4,957	33,075	32,119	906	4,057
Other gain (loss)	–	–	9,000	–	–	(2,723)
Income (loss) from continuing operations	(5,119)	(4,725)	13,488	2,941	1,062	(819)
Total assets	41,877	106,813	1,522,132	1,476,454	94,546	291,730

Selected results of operations by segment for the six months ended June 30, 2012 and June 30, 2011, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Total revenues	$325	$379	$74,527	$69,893	$3,829	$12,225
Total expenses	10,480	9,936	65,845	64,257	1,855	8,382
Other gain (loss)	–	–	11,012	–	709	(3,213)
Income (loss) from continuing operations	(10,155)	(9,557)	19,694	5,636	2,683	629
Total assets	41,877	106,813	1,522,132	1,476,454	94,546	291,730

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2012 (unaudited)

20.   Subsequent Events

 Sale of CDO Securities

During July 2012, the Company sold two securities investments.  The $2,379 face amount of Class A bonds and $2,000 face amount of Class B bonds in the CapLease 2005 CDO were sold for total sales proceeds of $3,744, and the Company expects to recognize a gain on investment during the quarter ended September 30, 2012 of $300.  The aggregate carrying amount of these securities was $3,444 as of June 30, 2012.

Issuances of 8.125% Series A Cumulative Redeemable Preferred Stock

During July 2012, CapLease issued an aggregate of 59,632 shares of its 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $24.98 per share, and aggregate net proceeds of $1,460.  The Company expects to use the proceeds from the offering for general corporate purposes.

Long-Term Financing Transaction

During July 2012, the Company obtained long-term mortgage financing on its owned property investment in Woodlands, Texas, and leased primarily to Praxair, Inc.  The Company obtained $22,440 of non-recourse mortgage financing on the property.  The interest rate payable on the related note is 3.70%, and the note is scheduled to mature in August 2022.  The note requires monthly payments of interest only for the first four years of the loan term, followed by principal and interest thereafter through maturity, with a $19,738 balloon payment of principal due at maturity.  Proceeds from the mortgage financing transaction were utilized to reduce borrowings on the Company’s June 2012 Wells Fargo credit agreement.

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

In addition to our portfolio of owned properties, we have a modest portfolio of first mortgage loans and other debt investments on single tenant properties.  That debt portfolio was reduced significantly during 2011 as a result of our sale of the assets and associated liabilities comprising our CDO, as well as the individual sale of certain other loans and securities.  The remaining debt portfolio will continue to decrease over time as principal payments are received on the investments.  While the focus of our investment activity is expected to remain the ownership of real properties, we may continue to make debt investments from time to time on an opportunistic basis in the future.

As of June 30, 2012, we had an approximately $1.8 billion investment portfolio, including $1.7 billion of owned properties and $0.1 billion of loans and other debt investments.

We have invested in certain owned properties that are leased primarily but not exclusively by one tenant.  We have also invested in certain owned properties which were previously leased by one tenant but as a result of lease non-renewals have now become multi-tenant properties.  We expect these types of properties will continue to comprise a portion of our portfolio for the foreseeable future.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (loans and securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio. We intend to continue to grow the portfolio but cannot provide any assurance as to whether, when and at what yields and other terms we will be able to do so.

As of June 30, 2012, the occupancy rate in our owned property portfolio was 99.1% with virtually all of the vacant space being in one of the two office buildings we own in Omaha, Nebraska. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries). With the exception of our two credit agreements with Wells Fargo Bank, all of our outstanding debt is currently fixed rate and, therefore, the interest expense we pay is not subject to fluctuation based on changes in market interest rates. Our two credit agreements with Wells Fargo Bank and our loan agreement with Bank of Oklahoma are floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular LIBOR rates, increase. There are currently no borrowings outstanding on the Bank of Oklahoma loan agreement, but we expect to begin drawing on this facility during the third quarter.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 63% as of June 30, 2012. Our leverage ratios by segment as of June 30, 2012 were approximately 60% for the owned properties segment and 65% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

During 2011, we continued to grow our portfolio with approximately $110 million of new investment transactions.  We also reduced debt obligations by $258 million, primarily through the sale of the mortgage assets and associated liabilities comprising our collateralized debt obligation, and brought down our leverage level by 600 basis points.  During 2012, we have continued to grow the portfolio with $86.5 million of real property acquisitions through June 30, 2012, and we expect to continue to grow the portfolio during the remainder of 2012 and beyond.   We expect our leverage level to continue to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

We have financed many of our owned properties with long-term, fixed rate, non-recourse debt. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We have also pledged certain of our owned properties to Wells Fargo Bank as lender under a recourse revolving credit agreement, in order to provide us with an immediate source of liquidity through borrowings thereunder.  We had $130.2 million of recourse debt obligations outstanding as of June 30, 2012, including $64.4 million outstanding under our credit agreements with Wells Fargo Bank.

We will be required to repay, refinance or extend our debt obligations at maturity, which we expect, although cannot provide any assurance, that we will be able to do.  To the extent we are unable to refinance or extend debt obligations, we expect to utilize a combination of (i) cash on hand, (ii) borrowings under our June 2012 credit agreement with Wells Fargo Bank, (iii) cash from sales of assets which may include the collateral for the debt, and (iv) cash from future debt or equity capital raises, to fund any liquidity needed to satisfy these obligations. Our ability to refinance debt, sell assets and/or raise capital on favorable terms will be highly dependent upon prevailing market conditions.

Business Environment

The performance of our existing portfolio and our ability to add new assets will continue to be impacted by market conditions.  Commercial real estate market conditions are improving, although various signs of weakness still persist reflecting the weak U.S. economy.  For example, delinquency rates on commercial real estate loans remain at historic highs, which has impacted the amount and terms of credit available for new transactions.  Further, overall transaction volumes remain lower compared to historic norms and interest rates remain at historic lows, which have driven significant competition for new investment opportunities.  We cannot provide any assurance as to when and at what yields and other terms we will be able to continue to add new assets to our portfolio.

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

We also have a series of non-recourse mortgages on our owned properties maturing over the next several years and lending for commercial real estate transactions remains conservative, which could impact our ability to sell properties and refinance maturing debt on favorable terms or at all.

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

Second Quarter 2012 Transaction Summary

The following summarizes our significant transactions during the three months ended June 30, 2012.

Lease Extensions

•
We entered into a five-year lease extension for the approximately 750,000 square foot warehouse property located in Lathrop, CA with the current subtenant Del Monte Corporation.  Through this transaction and the Nestlé extension secured in the first quarter of 2012 for the Breinigsville, PA property, we have now secured five-year extensions for two of the three Nestlé properties where the leases were scheduled to mature in December 2012.

New Investment Transactions

•
We acquired a two-office building complex with the larger approximately 203,000 square foot building leased to a subsidiary of AT&T Inc. until March 2020, and the smaller approximately 115,000 square foot building leased to a subsidiary of MetroPCS Communications, Inc. until November 2018.  The buildings are located in Richardson, TX and were purchased for a total purchase price of $46 million.  See “Property Acquisitions” below.

•
We acquired an approximately 175,000 square foot office building located in the Woodlands, TX and leased primarily to Praxair, Inc. until May 2022 for a purchase price of $40.5 million.  See “Property Acquisitions” below.

•
We continued to fund construction of the 17-story office building primarily for Cimarex Energy Co. in Tulsa, OK.  As of June 30, 2012, we have funded $20.3 million toward our $24 million expected cash commitment for the $55 million project.  The Bank of Oklahoma has agreed to fund the remaining commitment and the project is on schedule for completion in the first quarter of 2013.  See Note 3 of the consolidated financial statements included in this Form 10-Q.

Financings

•
We obtained $20.7 million of nonrecourse mortgage financing with a coupon of 4.6% on the Richardson, TX property purchase described above.  See “Liquidity and Capital Resources—Long-Term Mortgage Financings” below.

•
We entered into a new $100 million senior secured revolving credit agreement with Wells Fargo Bank, N.A.  Our borrowings under the three year facility will bear interest at a floating rate of LIBOR plus 275 basis points.  See Note 9 of the consolidated financial statements included in this Form 10-Q.

Debt Reduction

•
We repurchased the $11 million junior first mortgage note on the three Nestlé properties from a private investor, for a purchase price including expected transaction costs of $2 million.  See Note 9 of the consolidated financial statements included in this Form 10-Q.

Sales

•
We sold the vacant Johnston, Rhode Island property to the former tenant and settled the litigation we had with that tenant regarding its lease surrender obligations for a cash purchase price of $9.75 million.  See Note 6 of the consolidated financial statements included in this Form 10-Q.

Capital Raising

•
We raised net proceeds of $48.3 million through the issuance of a new series of 8.375% Series B cumulative redeemable preferred stock.  See Note 13 of the consolidated financial statements included in this Form 10 Q.

Property Acquisitions

During the quarter ended June 30, 2012, we completed the following real estate acquisitions.

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Capitalization Rate	Lease Expires	Net Rentable Square Feet
			(millions)
May	AT&T Services, Inc.	2270 Lakeside Blvd., Richardson, TX	$29.3	8.9%	March 2020	203,239
May	MetroPCS Communications, Inc.	2250 Lakeside Blvd., Richardson, TX	$16.7	8.9%	November 2018	115,583
June	Praxair, Inc.(1)	1585 Sawdust Rd., The Woodlands, TX	$40.45	7.9%	May 2022	175,035

(1)	As of June 30, 2012, approximately 39% of the property was leased to four other tenants.

We compute capitalization rates by dividing the estimated net operating income of the property by the purchase price for such property.  We define net operating income as property specific revenues (rental revenue, property expense recoveries and other revenue) less property specific expenses (real estate taxes, insurance, repairs and maintenance and other property expenses).  In estimating net operating income, we compute rental revenue in accordance with generally accepted accounting principles in the United States, including the impact of straight-line rent and market lease amortization adjustments.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended June 30, 2012 and June 30, 2011, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Total revenues	$164	$232	$37,563	$35,060	$1,968	$5,961
Total expenses	5,283	4,957	33,075	32,119	906	4,057
Other gain (loss)	–	–	9,000	–	–	(2,723)
Income (loss) from continuing operations	(5,119)	(4,725)	13,488	2,941	1,062	(819)
Total assets	41,877	106,813	1,522,132	1,476,454	94,546	291,730

Selected results of operations by segment for the six months ended June 30, 2012 and June 30, 2011, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Total revenues	$325	$379	$74,527	$69,893	$3,829	$12,225
Total expenses	10,480	9,936	65,845	64,257	1,855	8,382
Other gain (loss)	–	–	11,012	–	709	(3,213)
Income (loss) from continuing operations	(10,155)	(9,557)	19,694	5,636	2,683	629
Total assets	41,877	106,813	1,522,132	1,476,454	94,546	291,730

Comparison of the Quarter Ended June 30, 2012 to the Quarter Ended June 30, 2011

The following discussion compares our operating results for the quarter ended June 30, 2012 to the comparable period in 2011.

Revenue.

Total revenue decreased $1.6 million, or 4%, to $39.7 million.  The decrease was primarily attributable to a decrease in interest income, offset in part by an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $2.3 million, or 7%, to $37.3 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $4.1 million, or 66%, to $2.1 million, primarily as a result of lower balances on debt investments, including as a result of the collateralized debt obligations (CDO) sale on September 1, 2011.

Expenses.

Total expenses decreased $1.9 million, or 5%, to $39.3 million, primarily as a result of lower interest expense, offset in part by an increase in property expenses and depreciation expense.

Interest expense decreased $3.1 million, or 15%, to $17.0 million, from $20.0 million.  The decrease in the 2012 period resulted primarily from no interest expense on the CDO during the 2012 period due to the sale of the CDO on September 1, 2011.  Adjusted to exclude the $3.4 million of CDO interest expense in the 2011 period, interest expense increased $0.3 million, primarily driven by $0.5 million of additional interest expense on property mortgages, partially offset by $0.2 million of reduced interest expense on the secured term loan (driven by lower amounts borrowed).  The increase in interest expense on property mortgages was driven by new mortgages on recent property acquisitions offset in part by principal pay downs on existing loans.  Our average balance outstanding and effective financing rate under the Wells Fargo Bank floating rate credit agreements was approximately $66 million at 4.4% during the 2012 period (average one-month LIBOR of 0.24%), compared with approximately $86 million at 3.42% during the 2011 period (average one-month LIBOR of 0.22%).  Our effective financing rate was driven higher during the 2012 period primarily as a result of fees and other costs under the agreements.

Property expenses increased $0.5 million, or 8%, to $6.6 million, primarily reflecting the impact of new property acquisitions.  The net amount of property expenses we incurred (net of tenant reimbursements) was $3.1 million in the 2012 period, up from $3.0 million in the 2011 period.

General and administrative expense increased $0.2 million, or 7%, to $2.9 million, primarily reflecting the impact of property acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation increased $0.1 million, or 14%, to $0.9 million.  The increase was primarily a result of a shorter amortization period for the more recent share grants issued in March 2011 and 2012 (three year vesting period for the more recent grants, compared to a five year vesting period for the grants made prior to 2011).  As of June 30, 2012, $3.9 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  As of June 30, 2012, we have not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined: 104,715 restricted shares made in 2009, 96,450 restricted shares made in 2010, 65,475 restricted shares made in 2011 and 175,150 restricted shares made in 2012.

Depreciation and amortization expense on real property increased $0.4 million, or 4%, to $11.9 million, from $11.5 million, primarily reflecting the impact of new property acquisitions.

Other gains (losses).

We had loss on investments of $15.2 million in the 2012 period, comprised of the loss on sale of the Johnston, Rhode Island property (see Note 6 of the consolidated financial statements included in this Form 10-Q).   We had losses on investments of $2.7 million in the 2011 period. The amount in the 2011 period reflects losses of $2.4 million on the sale of a CMBS security as discussed in Note 6 of the consolidated financial statements included in this Form 10-Q and losses of $1.0 million on the write-off of a loan investment as discussed in Note 4, partially offset by gains of $0.7 million on the sale of two loans also discussed in Note 6.

We had $9.0 million of gain on extinguishment of debt during the 2012 period, resulting from the repurchase of the junior mortgage note of the Nestlé properties (see Note 9 of the consolidated financial statements included in this Form 10-Q).  We had no gain or loss on extinguishment of debt during the 2011 period.

Net loss.

Net loss increased $3.2 million, to $(6.4) million, from $(3.2) million, primarily as a result of the net impact of other gains (losses) between the periods.  Net loss allocable to common stockholders was $(8.9) million in the second quarter of 2012, reflecting dividends to preferred stockholders of $2.5 million.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

The following discussion compares our operating results for the six months ended June 30, 2012 to the comparable period in 2011.

Revenue.

Total revenue decreased $3.8 million, or 5%, to $78.7 million.  The decrease was primarily attributable to a decrease in interest income, offset in part by an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $4.6 million, or 7%, to $74.1 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $8.5 million, or 67%, to $4.1 million, primarily as a result of lower balances on debt investments, including as a result of the CDO sale on September 1, 2011.

Expenses.

Total expenses decreased $4.4 million, or 5%, to $78.2 million, primarily as a result of lower interest expense, offset in part by an increase in depreciation expense.

Interest expense decreased $6.1 million, or 15%, to $33.9 million, from $40.1 million.  The decrease in the 2012 period resulted primarily from no interest expense on the CDO during the 2012 period due to the sale of the CDO on September 1, 2011.  Adjusted to exclude the $6.9 million of CDO interest expense in the 2011 period, interest expense increased $0.8 million, primarily driven by $1.4 million of additional interest expense on property mortgages, partially offset by $0.4 million of reduced interest expense on the secured term loan and $0.2 million of reduced interest expense on the Wells Fargo Bank credit agreements (in each case driven by lower amounts borrowed).  The increase in interest expense on property mortgages was driven by new mortgages on recent property acquisitions offset in part by principal pay downs on existing loans.  Our average balance outstanding and effective financing rate under the Wells Fargo Bank floating rate credit agreements was approximately $68 million at 4.0% during the 2012 period (average one-month LIBOR of 0.26%), compared with approximately $95 million at 3.42% during the 2011 period (average one-month LIBOR of 0.24%).  Our effective financing rate was driven higher during the 2012 period primarily as a result of fees and other costs under the agreements.

Property expenses increased $0.5 million, or 4%, to $13.0 million, primarily reflecting the impact of new property acquisitions.  The net amount of property expenses we incurred (net of tenant reimbursements) was $5.6 million in the 2012 period, compared to $6.1 million in the 2011 period, primarily due to the timing of certain tenant reimbursements.

General and administrative expense increased $0.4 million, or 7%, to $5.8 million, primarily reflecting the impact of property acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation increased $0.1 million, or 10%, to $1.6 million.  The increase was primarily a result of a shorter amortization period for the more recent share grants issued in March 2011 and 2012 (three year vesting period for the more recent grants, compared to a five year vesting period for the grants made prior to 2011).

Depreciation and amortization expense on real property increased $0.9 million, primarily reflecting the impact of new property acquisitions.

Other gains (losses).

We had net loss on investments of $14.5 million in the 2012 period, comprised of $15.2 million of loss on sale of the Johnston, Rhode Island property (see Note 6 of the consolidated financial statements included in this Form 10-Q), offset in part by $0.7 million of net proceeds from the franchise lending venture (see Note 4 of the consolidated financial statements included in this Form 10-Q).   We had losses on investments of $3.2 million in the 2011 period. The amount in the 2011 period reflects losses of $2.9 million on the sale of CMBS securities as discussed in Note 6 of the consolidated financial statements included in this Form 10-Q and losses of $1.0 million on the write-off of a loan investment as discussed in Note 4, partially offset by gains of $0.7 million on the sale of two loans also discussed in Note 6.

We had $11.0 million of gain on extinguishment of debt during the 2012 period, comprised of $9.0 million of gain from the repurchase of the junior mortgage note of the Nestlé properties and $2.0 million of gain primarily representing the reversal of the unamortized fair value adjustment on a mortgage debt obligation that was refinanced during the first quarter (with respect to both items, see Note 9 of the consolidated financial statements included in this Form 10-Q).  We had no gain or loss on extinguishment of debt during the 2011 period.

Net loss.

Net loss decreased $0.4 million, to $(4.4) million, from $(4.7) million, primarily reflecting the difference between total revenues less total expenses for the respective periods.  Net loss allocable to common stockholders was $(8.4) million in the 2012 period, reflecting dividends to preferred stockholders of $4.1 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and six months ended June 30, 2012 and June 30, 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2012	2011	2012	2011
Net loss allocable to common stockholders	$(8,866)	$(4,855)	$(8,437)	$(7,990)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(18)	(10)	(17)	(19)
Depreciation and amortization expense on real property	11,898	11,474	23,712	22,862
Depreciation and amortization expense on discontinued operations	323	943	653	1,885
Loss on property sales	15,229	–	15,229	–
Funds from operations	$18,566	$7,552	$31,140	$16,738

Weighted average number of common shares outstanding, basic and diluted	66,767	67,450	66,540	62,521
Weighted average number of OP units outstanding	156	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	66,923	67,606	66,696	62,677

Net loss per common share, basic and diluted	$(0.13)	$(0.07)	$(0.13)	$(0.13)
Funds from operations per share	$0.28	$0.11	$0.47	$0.27

Liquidity and Capital Resources

Short-Term Liquidity

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, borrowings under our June 2012 credit agreement with Wells Fargo Bank, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital. As of June 30, 2012, we had $33.2 million in available cash and cash equivalents, and approximately $20 million of additional borrowing capacity under our June 2012 credit agreement. As of August 8, 2012, we had $27.3 million in available cash and cash equivalents, and approximately $45 million of additional borrowing capacity under our June 2012 credit agreement. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.065 per share of common stock during the each of the quarters ended June 30, 2012 and March 31, 2012. We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock during each of the quarters ended June 30, 2012 and March 31, 2012.  We issued a new series of 8.375% Series B cumulative redeemable preferred stock during April 2012, and declared a cash dividend of $0.500174 per share of that series during the quarter ended June 30, 2012. Our dividend policy is subject to revision at the discretion of our Board of Directors. All distributions will be made at the discretion of our Board of Directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our Board of Directors deems relevant.

We have certain debt obligations that are scheduled to mature or potentially come due over the next 12 months.  Please see the next subsection below entitled “Long-Term Liquidity” for a discussion of our expectations regarding these obligations.

Long-Term Liquidity

We define our long-term liquidity as our ability to generate adequate amounts of cash to meet cash demands and commitments beyond the next 12 months, including balloon payments on our debt obligations and capital expenditures on our owned properties. Our primary sources of long-term liquidity are our cash and cash equivalents, borrowings under our June 2012 credit agreement with Wells Fargo Bank, cash provided by operations, cash from long-term financings on our asset investments and issuances of debt and equity capital. We may continue to selectively sell assets to allow us to generate additional long-term liquidity. We believe that our various sources of long-term liquidity will be sufficient to enable us to satisfy our long-term liquidity requirements.

Our primary long-term liquidity requirement is repayment of our debt obligations. We intend to manage our debt maturities by refinancing, repaying or extending the related debt at or prior to maturity. To the extent we are unable to refinance or extend debt obligations, we expect to utilize a combination of (i) cash on hand, (ii) borrowings under our June 2012 credit agreement with Wells Fargo Bank, (iii) cash from sales of assets which may include the collateral for the debt, and (iv) cash from future debt or equity capital raises, to fund any liquidity needed to satisfy these obligations. We believe we will be successful in either refinancing, repaying or extending our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to refinance debt, sell assets and/or raise capital on favorable terms will be highly dependent upon prevailing market conditions. See “Item 1A—Risk Factors—Our use of debt financing could have a material adverse effect on our financial condition.” in our most recent Annual Report on Form 10-K.

We have two debt obligations scheduled to mature or potentially come due during 2012, comprised of $106 million of non-recourse mortgage notes on our three Nestlé properties scheduled to mature on August 11, 2012, and $35 million of recourse convertible senior notes that may be put to us at the option of the note holders for a repurchase price of 100% of the principal amount of the notes in October.

During June 2012, we reduced the non-recourse mortgage debt on the Nestlé properties, by $11 million, to $106 million.  The $117 million of total debt on the three properties was comprised of a $106 million senior first mortgage note and an $11 million junior first mortgage note.  During June, we repurchased the $11 million junior note from a private investor, for a purchase price including expected transaction costs of $2 million.

During July 2012, we entered into a non-binding term sheet with the loan’s special servicer to extend the remaining $106 million note on the Nestlé properties for a multi-year period. If we complete the extension on the terms and conditions set forth in the term sheet as expected, the face amount of the note and the note coupon will be unchanged.  Definitive legal documentation is currently being drafted and we expect to enter into final documentation regarding the extension within the next couple of weeks.  But our estimates of timing may be inaccurate, and until we enter into definitive documentation, any extension of the Nestle note remains significantly uncertain and the terms and conditions of such extension are subject to change.  We believe we will be able to extend the loan but we cannot provide any assurance we will be able to do so.  If we do not finalize an extension prior to the note maturity date of August 11, we do not intend to satisfy the $106 million balloon principal payment due on such date.  If we do not extend or otherwise modify the loan or make the foregoing balloon payment on or before August 11, 2012, we expect our negotiations with the lender to continue until we reach a mutually satisfactory modification of the loan.  If our negotiations with the lender are terminated and we are unsuccessful with extending or otherwise modifying the maturing debt on the Nestlé properties, we could convey the properties to the lender to satisfy in full our obligations under the non-recourse debt.  Our mortgage debt obligations are non-recourse and not cross-defaulted with our other debt obligations, and therefore, we do not believe default of any of our mortgage debt obligations will threaten the viability of our Company, although it could result in us losing all or some of our remaining investment in the subject properties.

We also have three additional non-recourse mortgage debt obligations that are scheduled to mature during 2013: (i) $24.5 million of mortgage debt on the Choice Hotels property scheduled to mature in May 2013, (ii) $18.5 million of mortgage debt on the Capital One property scheduled to mature in May 2013, and (iii) $12 million of mortgage debt on the Omnicom property scheduled to mature in May 2013. See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-Q.  In connection with the maturity of these and other mortgage debt obligations, we intend to evaluate a variety of alternatives with respect to our investment in the subject property, including restructuring or refinancing the debt, utilizing cash on hand and other sources of liquidity to repay all or a portion of the mortgage debt, and selling the property. We believe we will be successful in refinancing, repaying or extending these obligations but we cannot provide any assurance we will be able to do so. As stated above, if we are unable to do so, we could convey the property to the lender to satisfy in full our obligations under the non-recourse debt.

In addition to the debt obligations described above, our only other debt obligation scheduled to mature before 2014 is the July 2010 credit agreement with Wells Fargo Bank which is scheduled to mature in July 2013. The principal amount of this debt obligation was reduced to $11.3 million at June 30, 2012, and is scheduled to decline further to about $8 million at maturity as we receive principal payments on the assets financed and apply a portion of that principal to the outstanding debt. We expect we will have sufficient liquidity on hand to repay this obligation at maturity.  We could as an alternative to repayment determine to refinance or extend this obligation at or prior to the maturity date in July 2013.

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

Share Repurchase Program

During August 2011, our Board of Directors approved a share repurchase program authorizing us to repurchase in the aggregate up to $20 million of our outstanding common stock. The program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate us to make any repurchases at any specific time or situation. The timing and extent to which we repurchase our shares will depend upon a variety of factors, including market conditions, our liquidity, and regulatory requirements

We did not repurchase any shares of common stock during the three months ended June 30, 2012, through the above program or otherwise.  As of June 30, 2012, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

Sources of Capital

General.  We intend to continue to raise additional capital from time to time to enable us to continue to implement our growth strategy. Our ability to raise capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

Shelf Registration Statement.  We have a shelf registration statement on Form S-3 (File No. 333-171408) on file and effective with the Securities and Exchange Commission which we expect to utilize to issue public equity or debt capital from time to time in the future.  Pursuant to the shelf registration statement, we may issue and sell publicly preferred stock, common stock, and debt securities, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $500 million.  We utilized our shelf registration statement to issue preferred equity capital during April 2012.  Specifically, on April 19, 2012, we issued 2,000,000 shares of 8.375% Series B cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share (see Note 13 of the consolidated financial statements included in this Form 10-Q).  We raised net proceeds of $48.3 million, after the underwriting discount and offering expenses. These proceeds were fully utilized as of July 31, 2012, with $45.7 million used to fund purchases of or improvements to owned properties and $2.6 million used to reduce outstanding indebtedness.

We also utilized our shelf registration statement to issue shares of 8.125% Series A cumulative redeemable preferred stock with Cantor Fitzgerald & Co. as our agent through the “at the market offering” program during July 2012.  See “ATM Offering” below.

We also utilized our shelf registration statement to issue common equity capital during the second quarter of 2011.  Specifically, on April 5, 2011, we issued 10,000,000 shares of common stock in a public offering at a price to the public of $5.60 per share.  Then, on May 4, 2011, we issued an additional 150,000 shares of common stock as part of such public offering, as a result of the underwriters partially exercising the over-allotment option.  Inclusive of the over-allotment option, we raised net proceeds of $54.0 million, after the underwriting discount and offering expenses. These proceeds were fully utilized as of March 31, 2012, with $38.8 million used to fund purchases of or improvements to owned properties, $8.5 million used to reduce outstanding indebtedness and $6.7 million used to repurchase our common stock.

 As of June 30, 2012, we had remaining availability of $393 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time.  As of that date, the availability under our shelf registration statement included (i) an aggregate of 9,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock and 1,000,000 shares of Series B preferred stock reserved for sale under the Cantor Fitzgerald sales agreement described below, (ii) an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and (iii) an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

ATM Offering.  We have implemented an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), which may be utilized by us from time to time to sell shares of our common stock, Series A preferred stock and Series B preferred stock, and increase liquidity. We have three separate sales agents for our “at the market offering” program, Cantor Fitzgerald & Co., Brinson Patrick Securities Corporation and Merrill Lynch, Pierce Fenner & Smith Incorporated.

We did not sell any shares of common stock, Series A preferred stock or Series B preferred stock through the “at the market offering” program during the quarter ended June 30, 2012, but during July 2012 we issued an aggregate of 59,632 shares of Series A preferred stock through Cantor Fitzgerald, at an average price of $24.98 per share, and aggregate net proceeds of $1.5 million.  We expect to use the proceeds from the offering for general corporate purposes.  We are not currently selling shares through the program, although we reserve the right to resume doing so in our sole discretion at any time in the future.

Our sales agreement with Cantor Fitzgerald & Co. authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock, and 1,000,000 shares of Series B preferred stock through or to Cantor Fitzgerald, and Cantor Fitzgerald has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock, Series A preferred stock and Series B preferred stock to Cantor Fitzgerald as principal for its own account at prices agreed upon at the time of sale. Through June 30, 2012, we have not sold any shares of common stock, Series A preferred stock or Series B preferred stock pursuant to our sales agreement with Cantor Fitzgerald, but as discussed above we sold 59,632 shares of Series A preferred stock during July 2012.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Cantor Fitzgerald a commission of up to 2.0% of the gross proceeds from the sales of shares pursuant to the agreement.

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time.  Through June 30, 2012, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through June 30, 2012, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

Dividend Reinvestment and Stock Purchase Plan.  In March 2007, we implemented a dividend reinvestment and direct stock purchase plan, which may be utilized by us from time to time to sell shares of our common stock and increase liquidity.

We did not sell any shares of common stock through the plan during the quarter ended June 30, 2012, and are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us (which may be sold at a discount of up to 5% off of the average of the high and low sales prices on the applicable investment date) or (ii) purchased by the plan administrator in the open market, at our discretion. During the year ended December 31, 2011, we issued 27,697 shares of common stock through the plan at a price of $5.72 per share. As of June 30, 2012, we have reserved an aggregate of 6,830,043 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of June 30, 2012 and December 31, 2011 (dollars in thousands).

	Jun 30, 2012	Dec 31, 2011
Debt	unaudited
Mortgages on real estate investments	$962,597	$972,924
Credit agreements	64,385	70,668
Secured term loan	79,674	88,142
Convertible senior notes	34,843	34,522
Other long-term debt	30,930	30,930
Total Debt	$1,172,429	$1,197,186

Assets
Total assets	$1,658,555	$1,641,623
Accumulated depreciation and amortization on owned properties	273,892	268,209
Intangible liabilities on real estate investments	(34,125)	(35,219)
Prepaid expenses and deposits	(1,380)	(1,381)
Accrued rental income	(34,614)	(41,387)
Deferred rental income	1,281	2
Debt issuance costs, net	(5,357)	(3,889)
Other	(557)	(712)
Total Assets, as adjusted	$1,857,694	$1,827,247

Leverage (Total Debt/Total Assets, as adjusted)	63%	66%

The following table sets forth the computation of our leverage ratios by segment as of June 30, 2012 (dollars in thousands).

(in thousands)	Mortgage Debt	Secured Term Loan Debt	Credit Agreement Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$962,597	$21,098	$61,810	$1,045,505	$1,738,504	60%
Debt Investments	–	58,577	2,575	61,152	93,816	65%

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

We have financed many of our owned properties with long-term, fixed rate, non-recourse debt. We have also pledged certain of our owned properties to Wells Fargo Bank as lender under a new recourse revolving credit agreement, in order to provide us with an immediate source of liquidity through borrowings thereunder.  We may also hold certain owned properties unencumbered by debt in the future.

Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the maturity of the asset financed. Through June 30, 2012, our long-term fixed rate asset financings have been in the form of traditional third party non-recourse first mortgage financings (on many of our owned real properties) and one non-recourse secured term loan (completed in December 2007). As of June 30, 2012, we have financed on a long-term basis an aggregate of approximately $1.58 billion of portfolio assets with third party first mortgage debt of $962.6 million and a secured term loan of $79.7 million.

Long-Term Mortgage Financings

We have financed many of our owned properties through traditional first mortgage financings provided primarily through the commercial mortgage-backed securitization market. We also have utilized the term financings described below including the CDO transaction we sold during September 2011, to add incremental leverage on many of our owned properties.

During the quarter ended June 30, 2012, we obtained mortgage financing on the Richardson, TX property we acquired during May 2012.  The principal economic terms of the fully amortizing note we made is summarized in the following table:

Property	Original Face Amount of Mortgage Note (in thousands)	Coupon	Maturity Date
AT&T Services, Inc. and MetroPCS Communications, Inc., Lakeside, TX	$20,700	4.60%	June 2022

As of June 30, 2012, we had $962.6 million of non-recourse first mortgage debt at a weighted average coupon of 5.48% and a weighted average effective financing rate of 5.5%.

Our mortgage financings are all fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes are frequently interest only for all or a portion of the note term, and in most cases require a balloon payment at maturity. As described above, we believe we will be able to refinance, repay or extend these obligations at or prior to maturity but cannot provide any assurance in that regard, and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions. See “Business Environment” above and “Item 1A—Risk Factors” in our most recent Annual Report on Form 10K.

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

As of June 30, 2012, we had $79.7 million of debt outstanding under the secured term loan, secured by assets with a carry value of $109.2 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

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

Credit Agreements.  We have two revolving credit agreements in place with Wells Fargo Bank, N.A., one entered into in June 2012 and the other entered into in July 2010.

June 2012 Credit Agreement.

During June 2012, we entered into a new senior secured revolving credit agreement with Wells Fargo Bank, N.A.  The agreement authorizes us to borrow up to $100 million from time to time from Wells Fargo Bank.  We drew $53.1 million of borrowings upon closing of the facility primarily to repay borrowings on certain of the assets in the initial collateral pool.  We expect this new credit agreement to replace our existing credit agreement with Wells Fargo Bank described below as our primary short-term borrowing facility.

The agreement is for a three year term scheduled to mature on June 28, 2015, although we have an option to extend the term for one additional year subject to the payment of an extension fee and the satisfaction of certain other routine conditions.  We are obligated to pay interest on our borrowings pursuant to the agreement at a floating rate of LIBOR plus 275 basis points.  We may select a one month, three month or six month interest period for our LIBOR-based borrowings.

The initial collateral pool consists of 16 real properties: the 11 Kroger grocery stores we own located in Georgia, Tennessee and Kentucky, the two multi-tenant properties we own in Omaha, Nebraska, the property we own in Columbus, Ohio leased to Abbott Laboratories, the property we own in Bloomington, Indiana leased to Baxter International, Inc., and the property we own in Louisville, Kentucky leased to Michelin North America, Inc.  Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value.  We are authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and we expect to do so as we add additional real estate properties and as mortgage debt matures on properties we currently own.  We are also authorized to remove assets provided we repay any associated borrowings at par.

Our borrowings are a recourse obligation, and CapLease, Inc. has guaranteed all obligations of its various subsidiaries that act as borrowers under the agreement and own the real property that comprises the initial collateral pool.

We made various customary representations and warranties and affirmative and negative covenants pursuant to the credit agreement, and agreed to various customary events of defaults.  We also agreed to various financial covenants which we will be required to be in compliance with during the term of the credit agreement.  The principal financial covenants are as follows:

•
Maximum Leverage:  Our total indebtedness divided by the capitalized value of our portfolio based on an 8.0% capitalization rate may not exceed 77% initially and declining to 70% over the agreement term.

•
Minimum Fixed Charge Coverage:  Our adjusted EBITDA (as defined in the credit agreement) divided by our fixed charges (basically interest expense, principal payments, net of principal received, and preferred dividends) may not be less than 100% initially increasing to 105% over the agreement term.  For this purpose, EBITDA excludes non-recurring gains and losses and stock-based compensation and is adjusted to remove the impact of straight-line rents.

•
Minimum Debt Yield:  Our total net operating income (as defined in the credit agreement) divided by total liabilities may not be less than 9% initially increasing to 9.75% over the agreement term.  For this purpose, total net operating income includes interest income on our loans and securities and rental revenues are adjusted to remove the impact of straight-line rents.

•	Minimum Interest Coverage Ratio: Our adjusted EBITDA divided by interest expense may not be less than 140% initially increasing to 150% over the agreement term.

•
Minimum Tangible Net Worth:  Our tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) may not be less than 85% of such tangible net worth as of June 29, 2012 plus 80% of net proceeds of any future equity issuances.

•
Maximum Dividends:  Cash dividends to CapLease, Inc. shareholders may not exceed the greater of (i) the amount required to maintain REIT status and avoid the payment of income or excise tax and (ii) 95% of adjusted funds from operations (as defined in the credit agreement).  For this purpose, funds from operations excludes non-recurring gains and losses.

As of June 30, 2012, we were in compliance with the above financial covenants.

As of June 30, 2012, we had $53.1 million of borrowings under the agreement which were secured by various owned properties with an aggregate carry value of $135.4 million.

July 2010 Credit Agreement.

During July 2010, we entered into an amended and restated senior secured revolving credit agreement with Wells Fargo Bank, N.A. In connection with the closing of the June 2012 credit agreement described above, we repaid $51.4 million of principal amount of borrowings under the July 2010 credit agreement, released the Kroger properties and Omaha properties from the collateral securing our borrowings under the July 2010 credit agreement, and reduced the size of the July 2010 credit agreement to $12 million (from $140 million).

Our July 2010 credit agreement includes the following terms:

•	Size: maximum revolving credit commitment of $12 million;

•	Maturity: maturity date of to July 16, 2013; and

•	Interest Rate: floating rate LIBOR-based facility with interest rate on our borrowings set at one-month LIBOR plus 275 basis points.

In addition to the assets securing our borrowings, our obligations under the July 2010 credit agreement are also fully recourse to our other assets.

We are required to comply with the following financial covenants under the credit agreement:

•	minimum liquidity (basically cash and cash equivalents) of at least $12 million;

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

As of June 30, 2012, we were in compliance with the above financial covenants.

As of June 30, 2012, we had $11.3 million of borrowings under the July 2010 agreement which were secured by loan investments with an aggregate carry value of $4.1 million, intercompany mortgage loans with an aggregate carry value of $19.0 million, and CMBS investments with a carry value of $3.6 million.

Statement of Cash Flows

Operating activities provided $25.8 million of cash during the six months ended June 30, 2012, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $33.6 million, partially offset by increases in other assets of $9.3 million.  Operating activities provided $24.1 million of cash during the six months ended June 30, 2011, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $32.7 million, partially offset by increases in other assets of $7.2 million.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP.  As of June 30, 2012, this has resulted in us accruing $33.3 million, net, of rental income in excess of actual rents due under the various leases.  During the six months ended June 30, 2012, actual rents due under the leases exceeded rents on a straight-line basis by $8.1 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Cash used in investing activities during the six months ended June 30, 2012 was $84 million, which primarily resulted from by real estate purchases and improvements and construction in progress of $99 million, and leasing commissions of $1.3 million, partially offset by proceeds from sale of real estate of $9.6 million, principal received on loans of $3.8 million and securities of $2.9 million.  Investing activities provided $37.2 million of cash during the six months ended June 30, 2011, which primarily resulted from net proceeds from the sale of and principal received from securities of $34.2 million and net proceeds from sale of and principal received from loan investments of $22.7 million, partially offset by real estate purchases and improvements and construction in progress of $19.5 million.

Cash provided by financing activities during the six months ended June 30, 2012 was $20.2 million, which primarily resulted preferred stock issued of $48.3 million, partially offset by net repayments of principal on debt of $13.8 million (including $8.5 million of repayments on the secured term loan with KBC Bank and $6.3 million on net repayments on the Wells Fargo Bank credit agreements, offset by $1.0 of net borrowings on property mortgages), dividends and distributions paid of $11.9 million and debt issuance costs of $2.4 million.  Cash used in financing activities during the six months ended June 30, 2011 was $26.6 million, which primarily resulted from net repayments and repurchases of debt of $69.7 million, including $25.5 million of cash being held by the trustee of the CDO pending distribution, and dividends and distribution paid of $10.8 million, partially offset by common stock issued of $54.3 million.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo Bank credit agreements and loan agreement with Bank of Oklahoma (no borrowings outstanding) are currently our only floating rate borrowing facilities. Low market interest rates kept our borrowing cost on the Wells Fargo Bank credit agreements low during 2011 and through the second quarter of 2012, although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance assets on a long-term fixed rate basis may rise, causing our expected spread on assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2012, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of June 30, 2012:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$30,190	$34,545	7.1%	Various	$33,718
Commercial mortgage-backed securities (2)	63,126	81,762	8.6%	2015-2028	63,126

Liabilities
Mortgage notes payable (4)	$962,597	$961,181	5.5%	2012-2030	$1,001,693
Credit agreements (3)	64,385	64,385	4.4%	2013-2015	64,385
Secured term loan (4)	79,674	79,674	6.0%	2018	75,316
Convertible senior notes (5)	34,843	35,009	10.2%	2012	35,003
Other long-term debt (6)	30,930	30,930	8.3%	2016	29,584

(1)
This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use. The maturity dates for the loans range from 2013 through 2033.

(2)
Commercial mortgage-backed securities represent subordinate interests in securitizations, as well as pass-through certificates representing our pro rata investments in a pool of mortgage loans (collectively, CMBS). The notionalvalues for the CMBS are shown at their respective face amounts. The fair values of CMBS reflect management’s best estimate and require a considerable amount of judgment and assumptions. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, collateral values, subordination levels, and liquidity of the security. For the CMBS, we expect to receive monthly interest coupon payments, and contractual principal payments as scheduled.

(3)
Our credit agreements bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstandingare believed to approximate fair value.

(4)
We estimate the fair value of mortgage notes on real estate investments and the secured term loan using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an earlypayment right, we also consider the prepayment amount to evaluate the fair value.

(5)
The carry value and effective financing rate on the convertible senior notes reflect the impact of the accounting guidance applicable to the notes as of January 1, 2009. See Note 9 in our consolidated financial statements includedin this Form 10-Q. We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available. The maturity date of our convertible senior notes reflects our expected maturity date in October 2012 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value and weighted average effective interest rate.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expectedmaturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of June 30, 2012 are as follows:

	Expected Maturity Dates
	2012	2013	2014	2015	2016	Thereafter
	(in thousands, notional amounts)
Loans held for investment	$3,216	$3,498	$1,108	$1,029	$918	$24,776
Commercial mortgage-backed securities	861	3,859	4,485	8,722	8,939	54,897
Mortgages on real estate investments	115,386	73,573	78,670	269,583	278,077	145,894
Credit agreements	1,645	9,683	–	53,056	–	–
Secured term loan	7,264	14,242	12,851	11,862	12,516	20,940
Convertible senior notes	35,009	–	–	–	–	–
Other long-term debt	–	–	–	–	30,930	–

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of common stock during the three months ended June 30, 2012, through the above program or otherwise.  As of June 30, 2012, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

On August 6, 2012, the Company amended the Sales Agreement, dated May 25, 2012, with Cantor Fitzgerald & Co. to clarify the pricing terms for the sale of preferred stock under its “at the market offering” program.  A copy of the amendment is filed as Exhibit 10.3 to this Form 10-Q.

Item 6.        Exhibits

10.1	Summary of Non-Employee Director Compensation as of March 22, 2012

10.2
Credit Agreement by and among Caplease, LP, PREFCO Dix-Neuf LLC, PREFCO Nineteen Limited Partnership, CLF Cane Run Member, LLC, CLF Cane Run Louisville, LLC, CLF Landmark Omaha LLC, CLF Dodge Omaha LLC, KDC Busch Boulevard LLC and CLF 555 N Daniels Way LLC, as Borrowers, the financial institutions party thereto and their assignees under Section 13.6, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Bookrunner, dated as of June 29, 2012 (incorporated by reference to the Registrant’s Form 8-K filed July 2, 2012)

10.3	Amendment No. 1 to the Controlled Equity Offering Sales Agreement between Cantor Fitzgerald & Co., CapLease, Inc. and Caplease, LP, dated as of August 6, 2012

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

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

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: August 8, 2012	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: August 8, 2012	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer