Form 10-Q
period 2012-09-30
CapLease, Inc.
filed 2012-11-09
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

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

As of November 8, 2012, there were 66,766,965 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

Index to Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2012 (unaudited) and December 31, 2011

(Amounts in thousands, except share and per share amounts)	As Of September 30, 2012	As Of December 31, 2011
Assets

Real estate investments, net	$1,457,284	$1,401,526
Loans held for investment, net	28,569	33,139
Commercial mortgage-backed securities	59,904	59,435
Cash and cash equivalents	40,192	71,160
Other assets	89,018	76,363
Total Assets	$1,674,967	$1,641,623

Liabilities and Equity

Mortgages on real estate investments	$986,629	$972,924
Credit agreements	48,097	70,668
Secured term loan	76,100	88,142
Convertible senior notes	35,007	34,522
Other long-term debt	30,930	30,930
Total Debt Obligations	1,176,763	1,197,186
Intangible liabilities on real estate investments	33,579	35,219
Accounts payable and other liabilities	28,055	17,371
Dividends and distributions payable	7,532	5,946
Total Liabilities	1,245,929	1,255,722
Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,401,107 and 3,204,900 shares issued and outstanding, respectively	78,649	73,880
Series B cumulative redeemable preferred, liquidation preference $25.00 per share, 2,140,913 and 0 shares issued and outstanding, respectively	51,800	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 66,766,965 and 66,275,535 shares issued and outstanding, respectively	668	663
Additional paid in capital	300,522	321,303
Accumulated other comprehensive loss	(3,653)	(11,051)
Total Stockholders' Equity	427,986	384,795
Non-controlling interest in consolidated subsidiaries	1,052	1,106
Total Equity	429,038	385,901
Total Liabilities and Equity	$1,674,967	$1,641,623

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2012	2011	2012	2011

Revenues:
Rental revenue	$35,137	$32,362	$101,815	$95,302
Interest income from loans and securities	1,921	4,774	6,026	17,386
Tenant reimbursements	4,552	3,574	11,939	10,072
Other revenue	182	156	693	601
Total revenues	41,792	40,866	120,473	123,361
Expenses:
Interest expense	16,723	19,147	50,666	59,197
Property expenses	7,209	6,600	20,242	19,174
General and administrative expenses	2,754	2,558	8,604	8,050
General and administrative expenses-stock based compensation	830	796	2,441	2,264
Depreciation and amortization expense on real property	12,166	11,676	35,878	34,538
Other expenses	930	38	962	167

Total expenses	40,612	40,815	118,793	123,390
Other gains (losses):
Gain on investments, net	300	3,861	1,009	648
Gain (loss) on extinguishment of debt, net	–	(3,698)	11,012	(3,698)
Total other gains (losses)	300	163	12,021	(3,050)
Income (loss) from continuing operations	1,480	214	13,701	(3,079)
Discontinued operations:
Loss from discontinued operations	(6)	(727)	(1,372)	(2,188)
Gain (loss) on investments	–	1,426	(15,229)	1,426
Provision for loss on property investment	–	(14,119)	–	(14,119)
Total discontinued operations	(6)	(13,420)	(16,601)	(14,881)

Net income (loss) before non-controlling interest in consolidated subsidiaries	1,474	(13,206)	(2,900)	(17,960)
Non-controlling interest in consolidated subsidiaries	5	36	23	55

Net income (loss)	1,479	(13,170)	(2,877)	(17,905)
Dividends allocable to preferred shares	(2,731)	(1,627)	(6,812)	(4,882)

Net loss allocable to common stockholders	$(1,252)	$(14,797)	$(9,689)	$(22,787)

Income (loss) per common share, basic and diluted:
Income (loss) from continuing operations	$(0.02)	$(0.02)	$0.10	$(0.12)
Loss from discontinued operations	$–	$(0.20)	$(0.25)	$(0.23)
Net loss per common share, basic and diluted	$(0.02)	$(0.22)	$(0.15)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	66,767	67,615	66,616	64,238
Dividends declared per common share	$0.070	$0.065	$0.20	$0.195
Dividends declared per preferred A share	$0.508	$0.508	$1.523	$1.523
Dividends declared per preferred B share	$0.523	$–	$1.024	$–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011

Net income (loss) before non-controlling interest in consolidated subsidiaries	$1,474	$(13,206)	$(2,900)	$(17,960)
Other comprehensive income:
Amortization of unrealized loss on securities previously classified as available for sale	–	–	–	150
Increase (decrease) in fair value of securities available for sale	919	13,194	7,376	5,595
Reclassification of derivative items into earnings	40	2,391	22	3,544
Other comprehensive income	959	15,585	7,398	9,289
Comprehensive income (loss)	2,433	2,379	4,498	(8,671)
Comprehensive (income) loss attributable to non-controlling interests	(10)	(6)	(11)	21
Comprehensive income (loss) attributable to CapLease, Inc.	$2,423	$2,373	$4,487	$(8,650)

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2011	$73,880	$663	$321,303	$(11,051)	$–	$1,106	$385,901
Incentive stock plan compensation expense	–	–	2,441	–	–	–	2,441
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–	–
Net loss	–	–	(2,877)	–	–	–	(2,877)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(23)	(23)
Issuance of preferred stock	56,569	–	–	–		–	56,569
Dividends declared-preferred	–	–	(6,986)	–	–	–	(6,986)
Dividends declared-common	–	–	(13,354)	–	–	–	(13,354)
Distributions declared-operating partnership units	–	–	–	–	–	(31)	(31)
Increase in fair value of securities available for sale	–	–	–	7,376	–	–	7,376
Reclassification of derivative items into earnings	–	–	–	22	–	–	22
Balance at September 30, 2012	$130,449	$668	$300,522	$(3,653)	$–	$1,052	$429,038

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	For the Nine Months Ended September 30,
	2012	2011
Operating activities
Net income (loss)	$(2,877)	$(17,905)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	36,434	37,240
Stock based compensation	2,441	2,264
Amortization of above and below market leases	(612)	1,258
Loss (gain) on investments, net	14,220	(2,074)
Provision for loss on property investment	–	14,119
(Gain) loss on extinguishment of debt, net	(11,012)	3,698
Non-controlling interest in consolidated subsidiaries	(23)	(55)
Straight-lining of rents	11,261	3,271
Amortization of discounts/premiums, and origination fees/costs, net	(331)	(419)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	1,921	1,789
Changes in operating assets and liabilities:
Other assets	(14,364)	(4,434)
Accounts payable and other liabilities	6,230	614
Deposits and escrows	1	45
Net cash provided by operating activities	43,289	39,411
Investing activities
Proceeds from sale or prepayments of loans	–	86,946
Principal received from borrowers	5,401	8,525
Proceeds from sale of securities	3,744	31,285
Repayments of commercial mortgage-backed securities	3,671	3,409
Proceeds from sale of real estate investments	9,611	5,171
Purchases of real estate investments	(88,397)	(9,576)
Real estate improvements, additions and construction in progress	(29,465)	(14,386)
Proceeds from sale of CDO, net of liabilities assumed	–	22,273
Leasing commission costs	(3,601)	(118)
Deposits on potential equity investments	(3,000)	(600)
Return of deposits on potential equity investments	3,000	550
Purchases of furniture, fixtures, equipment and leasehold improvements	(16)	(11)
Net cash (used in) provided by investing activities	(99,052)	133,468
Financing activities
Borrowings from mortgages on real estate investments	68,580	19,318
Repayments of mortgages on real estate investments	(43,506)	(15,653)
Funds held by trustee of CDO pending distribution	–	3,757
Repayments of collateralized debt obligations	–	(105,266)
Collateralized debt obligations repurchased	–	(1,605)
Borrowings from credit agreements	78,056	–
Repayments on credit agreements	(100,627)	(33,858)
Repayments on secured term loan	(12,042)	(10,530)
Debt issuance costs	(3,451)	(829)
Common stock issued, net of offering costs	–	54,269
Common stock repurchased	–	(6,055)
Preferred stock issued, net of offering costs	56,569	–
Distributions to non-controlling interest	(30)	(30)
Dividends paid on common and preferred stock	(18,754)	(16,806)
Net cash provided by (used in) financing activities	24,795	(113,288)
Net (decrease) increase in cash and cash equivalents	(30,968)	59,591
Cash and cash equivalents at beginning of period	71,160	32,742
Cash and cash equivalents at end of period	$40,192	$92,333

Supplemental disclosure of cash flow information
Cash paid for interest expense	$48,822	$58,580
Capitalized interest on development properties	443	–
Distributions declared but not paid	11	10
Dividends declared but not paid	7,521	5,948

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	$6,725	$–
Mortgage notes payable assumed on properties acquired	–	16,706
Mortgage note payable-notional amount repurchased	11,000	–
Collateralized debt obligations transferred on sale (notional)	–	152,950
Collateralized debt obligations reclassified to mortgages on real estate investments (notional)	–	30,718
Collateralized debt obligations reclassified to commercial mortgage-backed securities (fair value)	–	4,903
See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

1.     Organization and Business

CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”) is a real estate investment trust, or REIT, that primarily owns and manages a diversified portfolio of single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. The Company focuses on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.  The Company also has made and expects to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when it determines it can sufficiently underwrite that exposure and isolate a predictable cash flow.

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

September 30, 2012 (unaudited)

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

Accounting for Real Estate

Real estate held for investment is carried on the Company’s Consolidated Balance Sheets at historical cost to the Company, less accumulated depreciation, amortization and impairment charges.  Depreciation and amortization are determined by the straight-line method over the remaining estimated economic useful lives of the properties.  The Company generally depreciates building and building improvements over periods not exceeding 40 years. Direct costs incurred in acquiring completed properties that meet the classification of a business for financial accounting purposes are charged to operations as incurred. Expenditures for maintenance and repairs of owned properties are also charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 7 below. The Company did not recognize any impairment losses on long-lived assets during the nine months ended September 30, 2012, although it did recognize a loss on sale of one real property during the nine months ended September 30, 2012.  See Note 6.  The Company recognized impairment losses of $14,119 on one long-lived asset located in Hartford, Connecticut during the nine months ended September 30, 2011.  The foregoing loss is included a component of discontinued operations under the caption “Provision for loss on property investment” on the Company’s Consolidated Statement of Operations.  During December 2011, the Hartford, Connecticut property was transferred to the lender in full satisfaction of the related mortgage debt, and another $2,304 of losses on the property and gain on extinguishment of the related mortgage debt of $18,861 were recorded by the Company during the quarter ended December 31, 2011.

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

September 30, 2012 (unaudited)

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through September 30, 2012, the Company has assigned no value to tenant relationships on any of its acquisitions.

For property acquisitions where the Company assumes existing mortgage debt, the debt is recorded at its estimated fair value, based on management’s estimate of current market yields available for comparable financing. The Company amortizes any discount or premium as part of interest expense on the related debt using the effective interest method.

Development Activities

Project costs and expenses, which include interest expense, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress.  Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements.  As required by GAAP, the Company computes interest expense on the full amount it has invested in the project, whether or not such investment is externally financed.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or estimated fair value.  The Company did not sell any of its loan investments during the nine months ended September 30, 2012, and as of September 30, 2012, the Company has not classified any of its loans as held for sale.  During the nine months ended September 30, 2011, the Company significantly reduced the size of its loan investments portfolio through the sale of the assets and associated liabilities comprising its collateralized debt obligation, or CDO, as well as the individual sale of certain loan investments.  See Note 6 below for a discussion of these and other sale transactions.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component and an asset-specific component.  The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of September 30, 2012, the Company has a general loan loss reserve of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of September 30, 2012, the Company did not have any asset-specific loan loss reserves.

Commercial Mortgage-Backed Securities

The Company classifies all of its securities investments as “available for sale” for financial accounting purposes.  Under GAAP, securities classified as “available for sale” are carried on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the  nine months ended September 30, 2012.  The Company had $48 of other-than-temporary impairment losses on securities charged to the Statement of Operations during the nine months ended September 30, 2011.

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

In accordance with applicable accounting guidance, the Company defers the recognition of fees and expenses associated with the origination of its loans held for investment.  These items include lender fee income, rate lock income, direct loan origination costs, certain legal expenses, insurance costs, rating agency fees and certain other expenses.  Deferred fees and costs are recognized as an adjustment to the effective yield over the life of the related asset.

The Company also defers the recognition of expenses associated with the issuance of its debt obligations.  These items include placement fees, lender fees, legal expenses, broker fees and certain other expenses.  Deferred debt issuance costs are recognized as an adjustment to the effective financing rate over the term of the related debt obligation.  Upon the retirement of the related debt obligation, any unamortized debt issuance costs are charged off as a component of gain or loss on extinguishment of debt.

Costs incurred in connection with debt obligations that have been modified or restructured are subject to the provisions of FASB ASC 470-50, Debt -- Modification and Extinguishment.  If the terms of the modified debt instrument are deemed to be substantially different (i.e., a 10 percent or greater difference in the present value of cash flows between instruments), the original debt is deemed extinguished and all unamortized financing costs associated with the extinguished debt are charged to earnings in the current period. If the cash flows are deemed to be not substantially different, the original debt is deemed modified and the unamortized financing costs and any additional costs between the borrower and lender in connection with the modification are capitalized and amortized into interest expense over the remaining term of the related debt instrument, and other related costs of the modification are expensed.

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

September 30, 2012 (unaudited)

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 3,093,759 for each of the three and nine months ended September 30, 2012, and 3,093,759 for each of the three and nine months ended September 30, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2012 and September 30, 2011 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net loss allocable to common stockholders	$(1,252)	$(14,797)	$(9,689)	$(22,787)
Weighted average number of common shares outstanding, basic and diluted	66,767	67,615	66,616	64,238
Loss per share, basic and diluted	$(0.02)	$(0.22)	$(0.15)	$(0.35)
Non-vested shares included in weighted average number of shares outstanding above	1,520	1,617	1,520	1,617

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

In December 2011, the FASB issued new accounting guidance ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05, which amends various sections of ASC 220-10. The amended sections indefinitely defer the effective date of the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income, which ASU 2011-05 would require.  All other requirements of ASU 2011-05 are unaffected by this new guidance. For public entities, the amendments in ASU 2011-12 are effective concurrent with ASU 2011-05, for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company elected to adopt this ASU for the reporting period ended December 31, 2011, as it is required to be adopted concurrently with ASU 2011-05. The Company’s adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

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

3.      Real Estate Investments

Real estate held for investment and related intangible liabilities consisted of the following at September 30, 2012 and December 31, 2011:

	Sep 30, 2012	Dec 31, 2011
	Unaudited
Real estate investments:
Land	$209,909	$203,184
Building and improvements	1,348,495	1,304,655
Construction in progress, land	5,742	2,345
Construction in progress, building and improvements	30,466	6,277
Intangible assets	162,719	165,963
Less: Accumulated depreciation and amortization	(300,047)	(280,898)
Real estate investments, net	$1,457,284	$1,401,526
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(14,329)	(12,689)
Intangible liabilities on real estate investments, net	$33,579	$35,219

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

“Construction in progress, building and improvements” in the above table includes $443 of capitalized interest on development properties.

Except for the Vitamin Shoppe Industries development project described below, the Company did not make any real estate acquisitions during the quarter ended September 30, 2012.  In addition to the Vitamin Shoppe development project, the Company also continued to fund the construction of the office building for Cimarex Energy Co. described below during the quarter ended September 30, 2012.

The Company sold one owned property investment (the vacant Johnston, Rhode Island property) during the nine months ended September 30, 2012.  See Note 6.

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

The Company has entered into two separate leases with the United States Government with respect to the approximately 191,000 square feet of space occupied by the National Institutes of Health at the office building located in North Bethesda, Maryland.  Both leases were scheduled to mature in May 2012, but the tenant has remained in occupancy and has requested a lease extension for all such space for an additional 18 months (until November 30, 2013).  The primary lease is administered by the General Services Administration (on behalf of the Government) and relates to approximately 164,000 square feet.  Such lease has now been extended until November 30, 2013.  The other lease is being administered by the National Institutes of Health and relates to approximately 27,000 square feet of space.  That lease has now been extended until December 31, 2012, and the Company has been advised that the National Institutes of Health is in the process of obtaining approval of the General Services Administration to the full 18 month lease extension until November 30, 2013.

Development Activities

During August 2012, the Company agreed to construct a distribution warehouse on a build-to-suit basis for Vitamin Shoppe Industries, Inc. with an estimated total investment of $21,698.  Construction activity and funding of the project commenced during the third quarter of 2012.  The Company will fund all of the project costs from cash on hand and other sources of available liquidity.

During July 2011, the Company entered into a joint venture that is developing a 17 story office building primarily on a build-to-suit basis for Cimarex Energy Co. with an estimated total investment of $55,000.  Construction activity and funding of the project commenced during the third quarter of 2011.  The Company is obligated to fund and has funded approximately one-half of the costs of the project, with the other half of the project costs to be funded by Bank of Oklahoma (BOK) pursuant to a loan agreement it has entered into with the joint venture entity.  As of September 30, 2012, BOK had advanced $6,240 to the joint venture pursuant to the loan agreement.  See Note 9.  The Company owns a 99% ownership interest in and consolidates the joint venture for financial accounting purposes.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

The table below details the Company’s investment in the above development projects as of September 30, 2012.  The information included in the table below represents management’s estimates and expectations at September 30, 2012 which are subject to change.  The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)		Investment through 9/30/12	Estimated Remaining Investment		Estimated Total Investment		Estimated Completion Date
Ashland, Virginia	Vitamin Shoppe Industries, Inc.	Warehouse	312,000	15	(1)	$4,478	$17,226		$21,698		Q2 2013
Tulsa, Oklahoma	Cimarex Energy Co.	Office Building	324,000	12	(2)	$34,350	$21,072	(3)	$55,000	(4)	Q1 2013

(1)	The lease is in force and rent and the 15 year lease term will commence upon substantial completion of the building and the satisfaction of certain other conditions.

(2)
The lease is in force and rent will commence as building floors are completed and delivered to the tenant and the 12 year lease term will commence upon completion and delivery of all building floors to the tenant.

(3)
The Company has entered into a construction/term loan with BOK pursuant to which BOK will fund the remaining investment.  Upon completion of construction, up to $31,000 is expected to have been funded from borrowings under the loan agreement with BOK.  See Note 9.

(4)	Interest and fees the Company will earn during the construction period are expected to reduce the total investment to $53,000.

The amount of the “Investment” as of September 30, 2012, includes capitalized interest of $443, including imputed interest on equity funded by the Company in accordance with GAAP of $6 for the Vitamin Shoppe property and $422 for the Cimarex property.  The “Estimated Remaining Investment” and “Estimated Total Investment” are based on project budgets and/or purchase prices and therefore do not include any amounts of imputed interest under GAAP.

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of September 30, 2012 and December 31, 2011, were as follows:

	Sep 30, 2012	Dec 31, 2011
	Unaudited
Accrued Rental Income	$34,575	$41,387
Deferred Rental Income	4,451	2

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and nine months ended September 30, 2012 and September 30, 2011, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Depreciation on real estate (included in depreciation and amortization expense)	$8,574	$7,965	$24,930	$23,427
Amortization of in-place leases (included in depreciation and amortization expense)	3,479	3,592	10,653	10,785
Amortization of above-market leases (included as a reduction of rental revenue)	319	361	1,027	1,082
Amortization of below-market leases (included as an increase to rental revenue)	547	547	1,640	1,640

As of September 30, 2012, the Company’s weighted average amortization period on intangible assets was 7.7 years, and the weighted average amortization period on intangible liabilities was 25.3 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of September 30, 2012, was as follows:

	Intangible Assets	Intangible Liabilities
2012	$3,798	$547
2013	10,133	2,051
2014	9,776	1,954
2015	9,116	1,678
2016	7,530	1,614
Thereafter	22,743	25,736
Total	$63,096	$33,579

Owned Property Investment and Financing Strategy

All of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing.  Many of these properties are owned and financed on a long-term basis with fixed rate, non-recourse debt.  Each property is owned through a separate and distinct special purpose entity, or SPE, with the property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 9. Certain of the Company’s owned properties are pledged to Wells Fargo Bank, N.A., as lender under the June 2012 revolving credit agreement described at Note 9, to secure the Company’s borrowings from time to time outstanding thereunder.  These properties are otherwise unencumbered and the related debt can be repaid and the lender’s lien released at any time without payment of a penalty or premium to the lender.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

4.      Loans Held for Investment

Loans held for investment at September 30, 2012 and December 31, 2011, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of September 30, 2012, the weighted average credit rating of the underlying tenants was BBB from Standard & Poor’s.  As of September 30, 2012, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Sep 30, 2012	Dec 31, 2011
	Unaudited
Principal	$32,960	$37,622
Discount	(3,829)	(3,913)
Cost basis	29,131	33,709
Allowance for loan losses	(500)	(500)
Carrying amount of loans	28,631	33,209
Deferred origination fees, net	(62)	(70)
Total	$28,569	$33,139

As of each of September 30, 2012 and December 31, 2011, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%.  At September 30, 2012 and December 31, 2011, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 7.0% and 7.3%, respectively.

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

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1)	9/30/12	12/31/11
	(unaudited)
Investment grade rating of A- or A3 and above	$5,320	$16,664
Investment grade rating of below A- or A3	19,959	9,239
Non-investment grade rating	3,852	7,806
General loan loss reserve	(500)	(500)
	$28,631	$33,209

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from S&P or equivalent rating if rated only by Moody's.

As of September 30, 2012, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During the nine months ended September 30, 2012, the Company received net proceeds of $709 in satisfaction of the outstanding balance of its loan to a franchise lending joint venture.  The amount received is included in “Gain on investments, net” in the Company’s Consolidated Statement of Operations.  The Company previously recorded aggregate losses of $1,432 related to this investment, including $444 during the quarter ended June 30, 2009 and $988 during the quarter ended June 30, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

5.     Commercial Mortgage-Backed Securities

As of September 30, 2012, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at September 30, 2012 follows:

	Face Amount (1)		Cost Basis		Fair Value
Description	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
	Unaudited		Unaudited		Unaudited
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B)	$23,487	$24,527	$23,741	$24,818	$21,422	$20,648
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	16,382	16,867	16,382	16,867	18,586	17,410
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	6,546	7,489	6,616	7,578	7,497	8,395
BACM 2006-4, Class H (rated D)	4,000	4,000	–	–	40	800
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	699	656	606	555	607	555
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	1,067	1,001	905	828	908	828
CALFS 1997-CTL1, Class D (rated B-)	2,704	3,000	2,704	3,000	2,481	1,200
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,276	7,139	4,167	2,639
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	461	756	766	672
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	3,584	3,916	3,584	3,916	3,429	2,533
CapLease CDO 2005-1, Class A (rated BBB+)	–	2,661	–	2,326	–	2,345
CapLease CDO 2005-1, Class B (rated BBB-)	–	2,000	–	1,400	–	1,410
Total	$76,760	$84,405	$62,274	$69,181	$59,904	$59,435

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of September 30, 2012.

The Company evaluated each of its securities for other-than-temporary impairment at September 30, 2012, and determined that no other-than-temporary impairment charges on its securities were appropriate.

Unrealized gains and losses on securities at September 30, 2012 and December 31, 2011, included as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following, and did not include any other-than-temporary impairment charges:

	Sep 30, 2012	Dec 31, 2011
	Unaudited
Unrealized gains on securities available for sale	$3,433	$2,189
Unrealized losses on securities available for sale	(5,803)	(11,936)

The following table summarizes the Company’s securities in an unrealized loss position as of September 30, 2012.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 consecutive months	$3,429	$155	1
In unrealized loss position 12 or more consecutive months	$28,071	$5,649	3

Credit ratings on the 3 securities in a continuous unrealized loss position for more than 12 months as of September 30, 2012, range from  B  to  B-  with a weighted average of  B  and those securities have a weighted average maturity of approximately 6.2 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of September 30, 2012.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

At September 30, 2012 and December 31, 2011, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.3% and 8.4%, respectively.

6.     Assets Sold and Discontinued Operations

Nine Months Ended September 30, 2012

The Company sold the following investments during the nine months ended September 30, 2012.

During July, the Company sold two securities investments.  The $2,379 face amount of Class A bonds and $2,000 face amount of Class B bonds in the CapLease 2005 CDO transaction were sold for total sales proceeds of $3,744, and the Company recognized a gain on investment during the quarter ended September 30, 2012 of $300.  The gain is included as a component of “Gain on investments, net” in the Company’s Consolidated Statement of Operations. The aggregate carrying amount of the securities sold was $3,444 as of June 30, 2012.

During June, the Company sold the vacant Johnston, Rhode Island property to the former tenant at the building. As part of the sale, the Company also settled its litigation with the former tenant regarding its end-of-lease surrender obligations. The Company sold the property for a cash purchase price of $9,750, before transaction expenses. The Company recognized a loss on such sale during the nine months ended September 30, 2012, of $15,229. The loss is included as a component of discontinued operations under the caption “Gain (loss) on investments” on the Company’s Consolidated Statement of Operations.  The operating results of the sold property have been reclassified as a component of discontinued operations for all periods presented.

Nine Months Ended September 30, 2011

The Company sold the following investments during the nine months ended September 30, 2011.

During September 2011, the Company sold the assets and liabilities comprising its March 2005 CDO.  For legal and accounting purposes, the sale resulted in the transfer by the Company of the various assets in the CDO trust along with the transfer of the obligation to pay debt service on the various CDO note classes.  By virtue of the sale, the Company disposed of 44 loans held for investment with an aggregate carry value of $151,317 as of June 30, 2011, and all or a portion of 12 securities available for sale with an aggregate carry value of $46,203 and cost basis of $59,087 as of June 30, 2011.  The CDO sale generated cash proceeds net of debt repaid and excluding accrued interest of approximately $30,217, and a net gain of $3,910, before the charge-off of various deferred CDO costs totaling $3,698, including deferred realized losses on cash flow hedges of $2,333 and deferred issuance costs of $1,240.  The net gain of $3,910 is included as a component of “Gain on investments, net” on the Company’s Consolidated Statement of Operations, and the $3,698 charge-off is included as “Gain (loss) on extinguishment of debt, net” on the Company’s Consolidated Statement of Operations.

The Company sold two small owned property investments during the quarter ended September 30, 2011. During August 2011, the Company sold a retail property located in Pennsauken, New Jersey leased to Walgreen Co. for net cash proceeds of $3,830 and recognized a gain of $603.  During September 2011, the Company sold another retail property located in Simi Valley, California leased to McDonald’s USA, LLC for net cash proceeds of $2,000 and recognized a gain of $822.  The foregoing gains are included as a component of discontinued operations under the caption “Gain (loss) on investments” on the Company’s Consolidated Statement of Operations.  The operating results of the two sold properties have been reclassified as a component of discontinued operations for all periods presented.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

During May 2011, the Company sold one of its commercial mortgage-backed securities investments (WBCMT 2006-C27, Class C).  The total of $11,000 face amount of securities were sold at a dollar price of $79.50 per $100 of face amount, and the Company recognized a loss on investment during the nine months ended September 30, 2011 of $2,397.  The loss is included as a component of “Gain on investments, net” in the Company’s Consolidated Statement of Operations.  The aggregate carrying amount of the securities was $11,142 as of March 31, 2011.

During February 2011, the Company sold two commercial mortgage-backed securities investments, both of which were secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company recognized a loss on investment during the nine months ended September 30, 2011 of $490.  The loss is included as a component of “Gain on investments, net” in the Company’s Consolidated Statement of Operations.  The aggregate carrying amount of these securities was $22,236 as of December 31, 2010.

Discontinued Operations

Income (loss) from discontinued operations for the three and nine months ended September 30, 2012, is comprised of the operating results of the Company’s former Johnston, Rhode Island office property which was sold during June 2012.  Income (loss) from discontinued operations for the three and nine months ended September 30, 2011, is comprised of the operating results of the following assets that were sold during subsequent periods or during the nine months ended September 30, 2011.

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

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at September 30, 2012 and December 31, 2011, are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Assets:	(unaudited)		(unaudited)		(unaudited)
Loans held for investment	$28,631	$33,209	$32,960	$37,622	$32,792	$35,120
Commercial mortgage-backed securities	59,904	59,435	76,760	84,405	59,904	59,435
Liabilities:
Mortgages on real estate investments	$986,629	$972,924	$985,261	$969,004	$1,053,701	$1,002,247
Credit agreements	48,097	70,668	48,097	70,668	48,097	70,668
Secured term loan	76,100	88,142	76,100	88,142	73,684	78,302
Convertible senior notes	35,007	34,522	35,009	35,009	35,009	34,997
Other long-term debt	30,930	30,930	30,930	30,930	30,535	29,421

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

The fair values indicated above are indicative of the interest rate and credit spread environment as of September 30, 2012 and December 31, 2011, respectively, and may not take into consideration the effects of subsequent interest rate, credit spread fluctuations, or changes in the ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of September 30, 2012, the Company has not classified any of its securities as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of September 30, 2012, the Company has classified two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant), as well as its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of September 30, 2012, the Company has classified all of its securities that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. The valuation technique utilized by management is a discounted cash flow analysis. Management evaluates a variety of inputs to estimate the applicable discount rate. The primary inputs evaluated by management in estimating the discount rate are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class. As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect transactions in inactive markets. Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

The table below presents the fair value of the Company’s securities as of September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30,2012
Assets
Securities available for sale	$–	$26,123	$33,781	$59,904

A 50 basis point (or 0.50%) change in the discount rate utilized to estimate fair value would result in a change in the fair value of securities that are classified as Level 3 of approximately $673 as of September 30, 2012.

The following table summarizes the change in the fair value for Level 3 items for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three months ended September 30,		Nine months ended September 30,
Securities available for sale	2012	2011	2012	2011
Beginning balance	$37,246	$74,647	$32,829	$13,797
Gains (losses) included in net income (loss):
Included in interest income	72	100	228	259
Gains (losses) included in other comprehensive income	544	253	6,713	120
Purchases, sales, issuances and settlements (net)	(4,081)	(45,188)	(5,989)	(52,870)
Transfers in (out) of Level 3	–	4,903	–	73,409
Ending balance	$33,781	$34,715	$33,781	$34,715

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

8.     Other Assets

Other assets as of September 30, 2012 and December 31, 2011, consisted of the following:

	Sep 30, 2012	Dec 31, 2011
	Unaudited
Receivables and accrued interest	$8,113	$8,317
Prepaid expenses and deposits	1,899	1,381
Mortgage lender reserve accounts	31,781	17,393
Restricted cash	116	440
Amounts held by servicer	478	431
Accrued rental income	34,575	41,387
Debt issuance costs, net	5,865	3,889
Deferred leasing costs, net	4,790	1,483
Investment in statutory trust	930	930
Other	471	712
Total	$89,018	$76,363

Mortgage lender reserve accounts represent cash on deposit with the lender on the Company’s owned properties to fund future debt service or other future property related costs such as taxes and insurance, repairs and maintenance, tenant improvement allowance and other re-tenanting costs.

9.     Debt Obligations

Credit Agreements

June 2012 Credit Agreement

During June 2012, the Company entered into a senior secured revolving credit agreement with Wells Fargo Bank, N.A.  The agreement authorizes the Company to borrow up to $100,000 from time to time from Wells Fargo Bank.  This new credit agreement is the Company’s primary short-term borrowing facility.

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

The current collateral pool consists of 16 real properties: the 11 Kroger grocery stores the Company owns located in Georgia, Tennessee and Kentucky, the two multi-tenant properties the Company owns in Omaha, Nebraska, the property the Company owns in Columbus, Ohio leased to Abbott Laboratories, the property the Company owns in Bloomington, Indiana leased to Baxter International, Inc., and the property the Company owns in Louisville, Kentucky leased to Michelin North America, Inc.  Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value.  The Company is authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and the Company expects to do so as it adds additional real estate properties and as mortgage debt matures on properties the Company currently owns.  The Company is also authorized to remove assets provided it repays any associated borrowings at par.

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

September 30, 2012 (unaudited)

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

As of September 30, 2012, the Company was in compliance with the above financial covenants.

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

As of September 30, 2012, this recourse borrowing facility authorized the Company to borrow up to $12,000, with interest payable on the Company’s borrowings at one-month LIBOR plus 275 basis points.  The Company’s borrowings were scheduled to mature during July 2013.

As of September 30, 2012, the Company was in compliance with all of the financial covenants and other obligations under the July 2010 credit agreement.

During October 2012, the Company utilized the proceeds from a new $10,000 term loan from KeyBank National Association, to repay in full and terminate the July 2010 credit agreement with Wells Fargo Bank, N.A.  See Note 20.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

Borrowings and collateral carry values related to the Company’s credit agreements in place as of September 30, 2012 and December 31, 2011, were as follows:

	At September 30, 2012		At December 31, 2011
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
July 2010 Credit Agreement	(unaudited)	(unaudited)
Loans held for investment	$1,478	$4,108	$1,552	$4,111
Intercompany mortgage loans on CapLease properties	7,538	14,474	66,887	94,020
Commercial mortgage-backed securities	1,025	3,429	2,230	2,533
Owned property	–	–	–	25,494
June 2012 Credit Agreement
Owned properties	38,056	134,539	–	–
Total	$48,097	$156,550	$70,669	$126,158

For the three and nine months ended September 30, 2012 and September 30, 2011, the following interest rates applied with respect to the Company’s borrowings under the credit agreements:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted average effective financing rate	4.9%	3.5%	4.2%	3.5%
One-Month LIBOR rate	0.24%	0.20%	0.25%	0.23%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed many of its owned real properties with traditional first mortgage debt provided primarily through the commercial mortgage-backed securitization market. The Company’s mortgage notes payable are summarized in the following table:

	Sep 30, 2012		Dec 31, 2011
Property Description	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date
	(unaudited)	(unaudited)
Abbott Laboratories, Columbus, OH	$–	$–	$5,080	$5,080	5.40%	6.1%	N/A
Abbott Laboratories, Waukegan, IL	14,155	14,155	14,440	14,440	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,231	19,231	19,445	19,445	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,474	20,474	20,702	20,702	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	16,029	16,358	16,175	16,569	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	57,981	57,981	59,274	59,274	5.23%	5.8%	Nov 2014
AT&T Services, Inc./MetroPCS Communications, Inc., Richardson, TX	20,625	20,625	–	–	4.60%	4.8%	Jun 2022
Baxter International, Inc., Bloomington, IN	–	–	4,407	4,407	5.40%	6.1%	N/A
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.6%	May 2017
Cadbury Holdings Limited, Whippany, NJ	32,031	32,031	32,559	32,559	5.26%	5.3%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ	1,355	1,355	1,727	1,727	5.26%	6.5%	Mar 2015
Capital One Financial Corporation, Plano, TX	18,915	18,915	19,344	19,344	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	25,585	25,585	26,708	26,708	5.30%	5.3%	May 2013
Cimarex Energy Company (Development Property), Tulsa, OK	6,240	6,240	–	–	LIBOR+300bps (4% floor)	Floats	Jul 2018
Cooper Tire & Rubber Company, Franklin, IN	17,442	17,442	17,690	17,690	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.8%	Feb 2017
Crozer-Keystone Health System, Ridley Park, PA	2,741	2,741	2,964	2,964	5.40%	6.0%	Apr 2019
CVS Corporation, Randolph, MA	7,359	7,359	7,601	7,601	5.40%	6.4%	Jan 2014
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	39,214	39,214	39,764	39,764	5.33%	5.4%	Jun 2015
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	2,429	2,429	2,995	2,995	5.33%	6.4%	Jun 2015
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.9%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,630	29,630	29,889	29,889	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	26,269	26,078	26,672	26,454	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,649	13,649	13,820	13,820	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	40,841	40,841	41,299	41,299	5.10%	5.4%	Jul 2015
Lowes Companies, Inc., New Orleans, LA	8,399	9,020	8,599	9,258	5.57%	4.8%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	7,517	7,925	7,702	8,135	5.32%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	423	467	433	479	5.93%	4.8%	Aug 2030
Nestle Holdings, Inc., Breinigsville, PA; Fort Wayne, IN; and Lathrop, CA	106,000	106,000	117,000	117,000	6.32%	6.8%	Feb 2014
Omnicom Group, Inc., Irving, TX	12,229	12,229	12,472	12,472	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,460	15,460	15,616	15,616	5.84%	6.0%	May 2016
Praxair, Inc., The Woodlands, TX	22,440	22,440	–	–	3.70%	3.9%	Aug 2022
Tiffany & Co., Parsippany, NJ	56,870	56,870	57,482	57,482	5.33%	5.3%	Oct 2015
Time Warner Cable Enterprises LLC, Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	2,055	2,055	2,473	2,473	5.83%	6.8%	Dec 2015
Time Warner Cable Enterprises LLC, Milwaukee, WI	2,047	2,047	2,208	2,208	6.18%	6.8%	Dec 2016
TJX Companies, Inc., Philadelphia, PA	68,309	68,309	68,847	68,847	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,495	10,495	10,606	10,606	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,795	10,795	10,922	10,922	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	18,462	18,462	–	–	3.23%	3.8%	Mar 2023
United States Government (EPA), Kansas City, KS	–	–	18,395	20,806	7.57%	5.3%	N/A
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	18,020	18,020	18,233	18,233	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	56,700	56,700	57,908	57,908	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,156	5,156	5,217	5,217	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	3,546	3,614	4,062	4,154	7.30%	6.4%	Apr 2016
Walgreen Co., Portsmouth, VA	2,351	2,440	2,481	2,584	7.20%	6.2%	Jul 2018
	$985,261	$986,629	$969,004	$972,924

(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

During October 2007, the lender on the Nestlé properties split the debt on these properties into a $106,000 senior first mortgage note and an $11,000 junior first mortgage note.  During the nine months ended September 30, 2012, the Company repurchased the $11,000 junior first mortgage note from a private investor.  The Company repurchased the $11,000 note for a purchase price (including transaction costs) of $2,000.  The Company recognized a gain of $9,000 on the repurchase which is included in “Gain on extinguishment of debt, net” in the Company’s Consolidated Statement of Operations.

During August 2012, the Company extended the $106,000 senior note on the Nestlé properties for up to five years inclusive of one 18-month extension option and two one year extension options.  The face amount of the note and the note coupon of 6.32% were not modified by the extension.  Pursuant to the extension option provisions of the note, the Company may not extend the loan maturity date beyond August 2015 unless it has fully leased the Fort Wayne, Indiana property.  The extension option rights if exercised also require the Company to make the following principal payments on the note:

•	$7,500 during the first extension option term;

•	$7,500 during the second extension option term; and

•	$5,000 during the third extension option term.

Since the terms of the extended loan are deemed for financial accounting purposes to be not substantially different to the original loan, the Company accounts for the extension as a modification on its financial statements.  See “Deferred Fees and Costs” under Note 2 above.  Total transaction costs incurred in connection with the extension were $1,626, including $710 of fees paid to the lender to obtain the extension and expenses paid on the lender’s behalf which were added to debt issuance costs for the loan and increase the Company’s effective financing rate of the loan.  The remaining $916 of advisory costs related to the extension were charged to earnings in the current period and have been included in “Other expenses” in the Company’s Consolidated Statement of Operations.

During the nine months ended September 30, 2012, the Company repaid at par the outstanding mortgage debt on the properties owned in Columbus, Ohio (leased to Abbott Laboratories) and Bloomington, Indiana (leased to Baxter International, Inc.), and refinanced the mortgage debt on the property owned in Kansas City, Kansas (leased to the United States Government (EPA)).  These transactions resulted in net gain on debt extinguishment of $2,012, including primarily gain of $2,392 on the reversal of the remaining unamortized balance of the fair value adjustment on the debt repaid on the EPA property, and losses of $196 from the charge-off of deferred hedge and other costs associated with the debt repaid on all three properties.  The net gain of $2,012 is included as a component of “Gain on extinguishment of debt, net” in the Company’s Consolidated Statement of Operations.  The Columbus, Ohio and Bloomington, Indiana properties were later pledged as part of the collateral securing the June 2012 revolving credit agreement with Wells Fargo Bank.  See the discussion of this revolving credit agreement above in this Note 9.

The mortgage notes in the above table are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,582,405 at September 30, 2012, and $1,483,528 at December 31, 2011.

The Company has classified the loan agreement related to the Tulsa, Oklahoma development project for Cimarex Energy Co. as a component of “Mortgages on real estate investments” on the Company’s Consolidated Balance Sheet.  The Company entered into the loan agreement with Bank of Oklahoma during July 2011, to provide construction financing of approximately one-half of the project costs related to the development of the property.  See Note 3.  Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24,000 of project costs beginning after the Company has funded an aggregate of $24,000 to the project.  During the quarter ended September 30, 2012, the Company fully funded its $24,000 commitment and began drawing on the loan from Bank of Oklahoma.  During the construction period, interest only will be payable by the Company to the lender each month at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor).  As of September 30, 2012, the Company had drawn $6,240 under the loan agreement with Bank of Oklahoma.  For the three and nine months ended September 30, 2012, the weighted average effective financing rate on the loan agreement with Bank of Oklahoma was 4.0% and 4.0%, respectively.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

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

Amounts related to the secured term loan as of September 30, 2012, were as follows:

	Borrowings	Collateral Carry Value
Loans held for investment	$16,073	$25,023
Intercompany mortgage loans on CapLease properties	19,141	30,317
Commercial mortgage-backed securities	40,886	50,026
Total	$76,100	$105,366

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

As of September 30, 2012, CapLease had $35,009 principal amount of convertible senior notes outstanding, as a result of repurchases aggregating $39,991 principal amount of notes during the years ended December 31, 2008, December 31, 2009 and December 31, 2010.  On October 1, 2012, CapLease repurchased another $15,799 principal amount of notes pursuant to the put right in the notes that allowed the holders to tender some or all of their notes back to CapLease during a 20 business day period that expired on September 27, 2012.  The cash purchase price for the notes tendered was 100% of the principal amount of notes tendered.  The October 2012 put right has now expired and the note holders’ next put right will be on October 1, 2017.  Beginning on October 5, 2012, CapLease has the right to redeem the notes in whole or in part, for cash at any time or from time to time. The redemption price will be 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest.

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. As of September 30, 2012, the Company’s effective financing rate on the notes, which includes the effect of the commissions and other expenses associated with the issuance of the notes, was approximately 8.1%.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

For financial accounting purposes and because the notes may be converted into equity in the future, the Company is required to bifurcate the proceeds from the issuance of the notes between a liability component and an equity component and record interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue.  The liability component is initially recorded at a discount from the principal amount of the notes and is subsequently accreted back to the principal amount over the expected useful life of the notes as interest expense at the estimated nonconvertible debt borrowing rate is recorded.  The Company’s estimated nonconvertible debt borrowing rate for financial accounting purposes was 10.2% and 10.2%, respectively, at September 30, 2012 and December 31, 2011.

The carry value of the equity component of the convertible senior notes was $6,189 at each of September 30, 2012 and December 31, 2011, and is included as a component of “Additional paid in capital” on the Company’s Consolidated Balance Sheet.

The Company recorded interest expense on the convertible senior notes for the three and nine months ended September 30, 2012 and September 30, 2011 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest expense paid or accrued at stated interest rate of 7.5%	$657	$657	$1,963	$1,969
Convertible senior notes issuance costs expensed as a component of interest expense	59	51	172	152
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	164	149	485	439
Total convertible senior notes interest expense	$880	$857	$2,620	$2,560

The liability component of the convertible senior notes comprised the following amounts at September 30, 2012 and December 31, 2011:

	Sep 30, 2012	Dec 31, 2011
	(Unaudited)
Convertible notes - principal	$35,009	$35,009
Unamortized debt discount	(2)	(487)
Convertible senior notes - net	$35,007	$34,522

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of September 30, 2012, the if-converted value of the convertible senior notes does not exceed the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

September 30, 2012 (unaudited)

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of September 30, 2012, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
3 months ending December 31, 2012	$9,302	$35,009	$44,311
2013	34,643	62,385	97,029
2014	31,141	166,379	197,520
2015	25,746	293,755	319,501
2016	18,116	303,544	321,660
Thereafter	44,350	151,028	195,377
Total	$163,297	$1,012,100	$1,175,397

10.   Accounts Payable and Other Liabilities

Accounts payable and other liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	Sep 30, 2012	Dec 31, 2011
	Unaudited
Accounts payable and other liabilities	$9,779	$3,781
Accrued interest	5,232	5,014
Accrued expenses	4,313	4,689
Deferred rental income	4,451	2
Unearned rental income	4,280	3,885
Total	$28,055	$17,371

11.   Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the first nine months of 2012 and all of 2011, the Company had no open interest rate swap positions.

As of September 30, 2012, the Company had $1,283 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. Within the next twelve months, the Company estimates that $543 of realized losses on derivatives will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

12.   Commitments and Contingencies

The Company is committed to fund up to $24,000 of project costs related to the Tulsa, Oklahoma development project described at Note 3 above.  As of September 30, 2012, the Company had fully-funded this commitment.  The Company is also committed to fund $21,698 of project costs related to the Ashland, Virginia development project described at Note 3 above.  As of September 30, 2012, the Company had funded $3,078 of such commitment.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At September 30, 2012, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

13.   Stockholders’ Equity

Authorized Capital Stock

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2012, CapLease had issued and outstanding 66,766,965 shares of common stock, 3,401,107 shares of 8.125% Series A cumulative redeemable preferred stock and 2,140,913 shares of 8.375% Series B cumulative redeemable preferred stock.

Terms of Series A Preferred Stock

The Series A preferred stock ranks, with respect to the payment of dividends and the distribution of assets in the event of CapLease’s liquidation, dissolution or winding up, senior to CapLease’s common stock and junior to all of the Company’s existing and future indebtedness.  The Series A preferred stock ranks pari passu with CapLease’s 8.375% Series B cumulative redeemable preferred stock and any other future equity securities that CapLease may later authorize or issue that by their terms are on a parity with the Series A preferred stock.

Investors in the Series A preferred stock are entitled to receive cumulative cash distributions at a rate of 8.125% per annum of the $25.00 liquidation preference per share (equivalent to $2.03125 per annum per share). The annual dividend rate will increase to 9.125% if the Series A preferred stock is delisted from the New York Stock Exchange following a change of control of CapLease.  Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year.

If CapLease liquidates, dissolves or wind ups its operations, the Series A preferred stock holders will have the right to receive $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of payment.  Holders of Series A preferred stock will be entitled to receive this liquidating distribution before CapLease distributes any assets to holders of its common stock or any other shares of stock that rank junior to the Series A preferred stock.  The rights of holders of Series A preferred stock to receive their liquidation preference will be subject to the proportionate rights of each parity stock, including the Series B preferred stock, and preferential rights of the holders of any series of shares that are senior to the Series B preferred stock.

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

September 30, 2012 (unaudited)

The Series A preferred stock is not convertible into or exchangeable for CapLease’s common stock or any of the Company’s other securities or property.

Terms of Series B Preferred Stock

The Series B preferred stock ranks, with respect to the payment of dividends and the distribution of assets in the event of CapLease’s liquidation, dissolution or winding up, senior to CapLease’s common stock and junior to all of the Company’s existing and future indebtedness.  The Series B preferred stock ranks pari passu with CapLease’s 8.125% Series A cumulative redeemable preferred stock and any other future equity securities that CapLease may later authorize or issue that by their terms are on a parity with the Series B preferred stock.

Investors in the Series B preferred stock are entitled to receive cumulative cash distributions at a rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to $2.09375 per annum per share). Dividends of the Series B preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year, and commenced on July 16, 2012.

If CapLease liquidates, dissolves or wind ups its operations, the Series B preferred stock holders will have the right to receive $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of payment.  Holders of Series B preferred stock will be entitled to receive this liquidating distribution before CapLease distributes any assets to holders of its common stock or any other shares of stock that rank junior to the Series B preferred stock.  The rights of holders of Series B preferred stock to receive their liquidation preference will be subject to the proportionate rights of each parity stock, including the Series A preferred stock, and preferential rights of the holders of any series of shares that are senior to the Series B preferred stock.

The Series B preferred stock does not have any stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. CapLease may not redeem the Series B preferred stock prior to April 19, 2017, except upon a “Change of Control” (as defined below) and in limited circumstances related to CapLease’s continuing qualification as a REIT.  At any time on and after April 19, 2017, CapLease may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of redemption.

Upon the occurrence of a Change of Control and subject to CapLease’s special optional redemption right described below, each holder of Series B preferred stock will have the right to convert some or all of the shares of Series B preferred stock held by such holder (the “Change of Control Conversion Right”) into a number of shares of CapLease’s common stock per share of Series B preferred stock to be converted equal to the lesser of:

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

September 30, 2012 (unaudited)

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

Holders of Series B preferred stock generally have no voting rights. However, Series B preferred stock holders will have limited voting rights if CapLease fails to pay dividends on the Series B preferred stock for six or more quarterly periods (whether or not consecutive), or if CapLease issues shares of capital stock senior to the Series B preferred stock or makes changes to the terms of the Series B preferred stock that would be materially adverse to the rights of holders of Series B preferred stock.

Stock Issuances During Periods Presented

During April 2012, CapLease issued and sold in an underwritten public offering 2,000,000 shares of 8.375% Series B cumulative redeemable preferred stock.  The Company received aggregate net proceeds in the offering of $48,317, after deducting underwriting discounts and commissions and offering expenses.

During April 2011, CapLease issued 10,000,000 shares of common stock in a public offering at a price to the public of $5.60 per share.  During May 2011, CapLease issued an additional 150,000 shares of common stock as part of such public offering, as a result of the underwriters partially exercising the over-allotment option.  Inclusive of the over-allotment option, the Company raised net proceeds of $54,040, after the underwriting discount and offering expenses.

During the nine months ended September 30, 2012, the Company added Cantor Fitzgerald & Co. as an additional sales agent under its “at the market offering” program.  The Company now has three separate sales agents for its “at the market offering” program: Cantor Fitzgerald & Co., Brinson Patrick Securities Corporation and Merrill Lynch, Pierce Fenner & Smith Incorporated.  Under the sales agreement with Cantor Fitzgerald, CapLease is authorized to issue and sell, from time to time, up to 9,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock, and 1,000,000 shares of Series B preferred stock through or to Cantor Fitzgerald.  During the three and nine months ended September 30, 2012, CapLease issued an aggregate of 196,207 shares of Series A preferred stock and 140,913 shares of Series B preferred stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $25.13 per share of Series A preferred stock and $26.06 per share of Series B preferred stock, and for aggregate net proceeds of $8,431, including accrued dividends of $117.  During the nine months ended September 30, 2011, CapLease issued an aggregate of 14,200 shares of common stock through its “at the market offering” program with Merrill Lynch, Pierce Fenner & Smith Incorporated, at an average price of $6.00 per share of common stock, and aggregate net proceeds of $84.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

During the nine months ended September 30, 2012, CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan.  During the nine months ended September 30, 2011, CapLease issued 27,697 shares of common stock through its dividend reinvestment and stock purchase plan, at a price of $5.72 per share of common stock, and aggregate net proceeds of $158.

During March 2012, CapLease issued 497,700 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. During March 2011, CapLease issued 392,500 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  As of September 30, 2012, the Company had awarded 4,243,005 shares of common stock under the stock plan, all in the form of stock awards to executive officers, other employees and directors of the Company (see Note 14 below).

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

The Company did not make any share repurchases through the program during the nine months ended September 30, 2012.  During the year ended December 31, 2011, the Company repurchased an aggregate of 1,769,250 shares of common stock at an average price of $3.79 per share, utilizing an aggregate of $6,736 of cash on hand.  As of September 30, 2012, the Company had remaining authorization to repurchase up to $13,264 through the above program.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2010	12/31/2010	1/18/2011	$0.065	$3,736
3/31/2011	3/31/2011	4/15/2011	0.065	3,764
6/30/2011	6/30/2011	7/15/2011	0.065	4,424
9/30/2011	9/30/2011	10/17/2011	0.065	4,321
12/31/2011	12/30/2011	1/17/2012	0.065	4,308
3/31/2012	4/2/2012	4/16/2012	0.065	4,340
6/30/2012	6/29/2012	7/16/2012	0.065	4,340
9/30/2012	9/28/2012	10/15/2012	0.070	4,674

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2010	12/31/2010	1/18/2011	$0.5078125	$1,627
3/31/2011	3/31/2011	4/15/2011	0.5078125	1,627
6/30/2011	6/30/2011	7/15/2011	0.5078125	1,627
9/30/2011	9/30/2011	10/17/2011	0.5078125	1,627
12/31/2011	12/30/2011	1/17/2012	0.5078125	1,627
3/31/2012	4/2/2012	4/16/2012	0.5078125	1,627
6/30/2012	6/29/2012	7/16/2012	0.5078125	1,627
9/30/2012	9/28/2012	10/15/2012	0.5078125	1,727

The following table summarizes the dividend history on shares of CapLease Series B preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
6/30/2012	6/29/2012	7/16/2012	$0.5001740	$1,000
9/30/2012	9/28/2012	10/15/2012	0.5234375	1,121

14.   Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of September 30, 2012, the Company had awarded 4,243,005 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company.  The Company has not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2011 through the nine months ended September 30, 2012, is presented below:

	Number of Shares
Stock Awards at January 1, 2011	3,369,955
Granted During the Year Ended December 31, 2011	392,500	(1)
Forfeited During the Year Ended December 31, 2011	(10,880)
Stock Awards at January 1, 2012	3,751,575
Granted During the Period Ended September 30, 2012	497,700	(2)
Forfeited During the Period Ended September 30, 2012	(6,270)
Stock Awards at September 30, 2012	4,243,005

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

A summary of the status of unvested shares from January 1, 2011 through the nine months ended September 30, 2012, is presented below:

	Shares Awarded Under Plan		Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2011	1,739,367		1,122,282	$4.62
Current period awards	392,500		261,550	5.80
Prior period awards	N/A		223,635	5.80
Vested	(514,970)	(1)	(514,970)	5.14
Forfeited	(10,880)		(10,880)	3.43
Nonvested at January 1, 2012	1,606,017		1,081,617	4.91
Current period awards	497,700		322,550	4.08
Prior period awards	N/A		257,760	4.08
Vested	(577,757)	(2)	(577,757)	5.26
Forfeited	(6,270)		(6,270)	5.80
Nonvested at September 30, 2012	1,519,690		1,077,900	4.26

(1)	Includes 247,191 shares vested as a result of performance criteria being satisfied.
(2)	Includes 231,288 shares vested as a result of performance criteria being satisfied.

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

As of September 30, 2012, $3,022 of unvested shares (fair value at the grant dates) is expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  In addition, as of September 30, 2012, the Company has not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined:  104,715 restricted shares made in 2009, 96,450 restricted shares made in 2010, 65,475 restricted shares made in 2011 and 175,150 restricted shares made in 2012.

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

September 30, 2012 (unaudited)

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

	Sep 30, 2012	Dec 31, 2011
	(Unaudited)
Net unrealized losses on securities available for sale	$(2,370)	$(9,747)
Net realized losses on derivatives	(1,283)	(1,304)
Accumulated other comprehensive loss	$(3,653)	$(11,051)

16.   Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of September 30, 2012, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

17.   Rental Income

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2012 to 2030. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2012, are as follows:

3 months ending December 31, 2012	$29,050
2013	123,853
2014	115,874
2015	113,487
2016	104,068
Thereafter	346,915
Total	$833,246

18.   Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2011, the Company acquired all real properties purchased during the nine months ended September 30, 2012 and that meet the classification of a business for financial accounting purposes.  Earnings per share are presented using the weighted average shares outstanding during the relevant periods.  In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Total revenues	$41,818	$43,945	$125,673	$132,599
Income (loss) from continuing operations	1,131	945	14,546	(897)
Net loss allocable to common stockholders	(1,601)	(14,066)	(8,844)	(20,605)
Income (loss) per basic and diluted common share from continuing operations	(0.02)	(0.01)	0.12	(0.09)
Net loss per basic and diluted common share	(0.02)	(0.21)	(0.13)	(0.32)

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

Selected results of operations by segment for the three months ended September 30, 2012 and September 30, 2011, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Total revenues	$71	$184	$39,841	$36,081	$1,880	$4,599
Total expenses	5,074	4,849	34,660	33,073	878	2,892
Other gain (loss)	–	–	–	(1,234)	300	1,398
Income (loss) from continuing operations	(5,004)	(4,665)	5,181	1,774	1,302	3,104
Total assets	49,756	100,674	1,536,042	1,449,730	89,170	96,441

Selected results of operations by segment for the nine months ended September 30, 2012 and September 30, 2011, are as follows:

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Total revenues	$396	$563	$114,368	$105,974	$5,710	$16,824
Total expenses	15,554	14,785	100,505	97,330	2,733	11,275
Other gain (loss)	–	–	11,012	(1,234)	1,009	(1,815)
Income (loss) from continuing operations	(15,159)	(14,222)	24,875	7,410	3,986	3,734
Total assets	49,756	100,674	1,536,042	1,449,730	89,170	96,441

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2012 (unaudited)

20.   Subsequent Events

 Issuances of 8.125% Series A Cumulative Redeemable Preferred Stock and 8.375% Series B Cumulative Redeemable Preferred Stock

During October 2012, CapLease issued an aggregate of 46,075 shares of Series A preferred stock and 635,160 shares of Series B preferred stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $25.01 per share of Series A preferred stock and $25.43 per share of Series B preferred stock, and for aggregate net proceeds of $16,959.  The Company expects to use the proceeds from the offering for general corporate purposes.

Repurchase of Convertible Senior Notes

On October 1, 2012, CapLease repurchased $15,799 principal amount of notes pursuant to the note holder put right described at Note 9 above.  Upon completion of the repurchase, CapLease had $19,210 principal amount of convertible senior notes outstanding.

$10,000 Senior Secured Credit Agreement with KeyBank National Association

On October 12, 2012, the Company entered into a senior secured credit agreement with KeyBank National Association, pursuant to which KeyBank made a $10,000 term loan to the Company.  The proceeds of the new term loan were utilized to repay in full and terminate the Company’s amended and restated senior secured credit agreement with Wells Fargo Bank, N.A., entered into in July 2010.

The new credit agreement with KeyBank is for a three year term scheduled to mature on October 12, 2015, although the Company has two successive options to extend the maturity date, in each case for one additional year, subject to the payment of an extension fee and the satisfaction of certain other routine conditions.  The Company is obligated to pay interest on its borrowings pursuant to the agreement at a floating rate of LIBOR plus 300 basis points.  The Company may select a one month, two month or three month interest period for our LIBOR-based borrowings.

The collateral pool consists principally of fully amortizing mortgage notes on various real properties owned by the Company.  Debt service on those notes is funded directly by rent paid by the tenant, and is expected to fully amortize the outstanding principal balance of the KeyBank loan over the loan term.

Our borrowings are a recourse obligation of the Company, and CapLease, Inc. has guaranteed all obligations of its subsidiary that acts as borrower under the agreement and owns the notes that comprise the collateral pool.

The Company made various customary representations and warranties and affirmative and negative covenants pursuant to the credit agreement, and agreed to various customary events of defaults.  The Company also agreed to various financial covenants which it will be required to be in compliance with during the term of the credit agreement.  The financial covenants, as well as the representations and warranties, affirmative and negative covenants, and events of default, closely conform to those included in the senior secured credit agreement the Company entered into with Wells Fargo in June 2012.

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

Overview

We are a REIT that primarily owns and manages a diversified portfolio of single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. We focus on properties that are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.  We also have made and expect to continue to make investments in single tenant properties where the owner has exposure to property operating expenses when we determine we can sufficiently underwrite that exposure and isolate a predictable cash flow.

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

As of September 30, 2012, we had an approximately $1.8 billion investment portfolio, almost entirely comprised of owned properties.

We have invested in certain owned properties that are leased primarily but not exclusively by one tenant.  We have also invested in certain owned properties which were previously leased by one tenant but as a result of lease non-renewals have now become multi-tenant properties.  We expect these types of properties will continue to comprise a portion of our portfolio for the foreseeable future.

Our main business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio. We believe that our focus on assets leased to high credit quality tenants subject to long-term leases will provide us with a stable and predictable stream of cash flows that will support our business and the payment of dividends to our stockholders for the foreseeable future.

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

As of September 30, 2012, the occupancy rate in our owned property portfolio was 99.2% with virtually all of the vacant space being in one of the two office buildings we own in Omaha, Nebraska. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of expense recoveries). Our credit agreements with Wells Fargo Bank and KeyBank (which replaced another Wells Fargo Bank facility during October), as well as the loan agreement with Bank of Oklahoma for the Tulsa, Oklahoma development project, are floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular LIBOR rates, increase.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 62% as of September 30, 2012. Our leverage ratios by segment as of September 30, 2012 were approximately 60% for the owned properties segment and 67% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

During 2012, we have continued to grow the portfolio with approximately $110 million of real property acquisitions and new build-to-suit commitments through September 30, 2012, and we expect to continue to grow the portfolio during the remainder of 2012 and beyond.   We expect our leverage level to continue to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

We have financed many of our owned properties with long-term, fixed rate, non-recourse debt. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We have also pledged certain of our owned properties to Wells Fargo Bank as lender under a recourse revolving credit agreement, in order to provide us with an immediate source of liquidity through borrowings thereunder.  We had $114.0 million of recourse debt obligations outstanding as of September 30, 2012.

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

Upcoming Lease Maturities and Expected Tenant Rollovers

We have certain leases scheduled to mature during 2012 and 2013, including those described below.

Our lease with Nestlé Holdings, Inc. in Fort Wayne, Indiana is scheduled to mature in December 2012, and we do not expect that tenant to extend or renew the lease at that property. The building is an approximately 764,000 square foot distribution warehouse, and Nestlé is the sole tenant. We are currently marketing the Fort Wayne property for re-let at the conclusion of the Nestlé lease term. Our annual rental revenue in accordance with GAAP from the Nestlé-Fort Wayne lease is $4.07 per square foot, and we estimate that current market rent for this property is $2.55 to $2.85 per square foot.

Our lease with Choice Hotels International, Inc. is scheduled to mature in May 2013, and we do not expect that tenant to extend or renew the lease.  The approximately 224,000 square foot office building is located in Silver Spring, Maryland, and Choice occupies approximately 174,000 square feet.  We are currently marketing the Choice space for re-let at the conclusion of the Choice lease term.  Our annual rental revenue in accordance with GAAP from the Choice lease is $22.64 per square foot, and we estimate that current market rent for this property is $22 to $27 per square foot.

Market rent is based upon various estimates and may not be indicative of actual results.  Market rent does not include the cost of any tenant concessions such as free rent periods and tenant improvement allowances.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2012.

Third Quarter 2012 Transaction Summary

The following summarizes our significant transactions during the three months ended September 30, 2012.

New Investment Transactions

•
During August 2012, we agreed to construct a distribution warehouse on a build-to-suit basis for Vitamin Shoppe Industries, Inc. in Ashland, VA with an estimated total investment of $21.7 million. The project is expected to be completed in the second quarter of 2013. The lease with Vitamin Shoppe Industries, Inc. is in force and rent and the 15 year lease term will commence upon substantial completion of the building and the satisfaction of certain other conditions. As of September 30, 2012, we have funded $3.1 million of our expected commitment to the project. See Note 3 of the consolidated financial statements included in this Form 10-Q.

•
We continued to fund construction of the 17-story office building primarily for Cimarex Energy Co. in Tulsa, OK. As of September 30, 2012, we have funded all of our $24 million expected cash commitment for the $55 million project. The Bank of Oklahoma has agreed and commenced to fund the remaining project costs and the project is on schedule for completion in the first quarter of 2013. See Note 3 of the consolidated financial statements included in this Form 10-Q.

Financings

•
During July, we obtained $22.4 million of nonrecourse mortgage financing on the Woodlands, TX property we purchased for $40.5 million during June and lease primarily to Praxair, Inc. The interest rate payable on the related note is 3.70%, and the note is scheduled to mature in August 2022. See “Liquidity and Capital Resources—Long-Term Mortgage Financings” below.

•
During August, we obtained an up to five year extension of the mortgage debt on the three Nestlé warehouses located in Breinigsville, PA, Lathrop, CA and Fort Wayne, IN. The debt was scheduled to mature in August. The note face amount of $106 million and coupon of 6.32% were not modified by the extension, and the only immediate capital required for the extension was $3 million which was funded into a reserve with the lender for future re-tenanting costs at the Fort Wayne property. See “Liquidity and Capital Resources—Long-Term Liquidity” below.

Sales

•
We continued to reduce the size of our securities portfolio through the sale of two small mortgaged-backed securities for total proceeds of $3.7 million and net gain of $0.3 million. See Note 6 of the consolidated financial statements included in this Form 10-Q.

Capital Raising

•
We raised net proceeds of $8.4 million through the issuance of 196,207 shares of Series A preferred stock and 140,913 shares of Series B preferred stock through our “at the market offering” program. See Note 13 of the consolidated financial statements included in this Form 10 Q.

We also closed certain significant transactions after the close of the quarter ended September 30, 2012, and prior to the date of this filing.  For a description of these transactions, see “Subsequent Events” at Note 20 included in the Consolidated Financial Statements included in this Form 10-Q.

Property Acquisitions

Except for the Vitamin Shoppe development project described above, we did not make any real estate acquisitions during the quarter ended September 30, 2012.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Selected results of operations by segment for the three months ended September 30, 2012 and September 30, 2011, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Total revenues	$71	$184	$39,841	$36,081	$1,880	$4,599
Total expenses	5,074	4,849	34,660	33,073	878	2,892
Other gain (loss)	–	–	–	(1,234)	300	1,398
Income (loss) from continuing operations	(5,004)	(4,665)	5,181	1,774	1,302	3,104
Total assets	49,756	100,674	1,536,042	1,449,730	89,170	96,441

Selected results of operations by segment for the nine months ended September 30, 2012 and September 30, 2011, are as follows (dollar amounts in thousands):

	Corporate / Unallocated		Operating Real Estate		Debt Investments
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Total revenues	$396	$563	$114,368	$105,974	$5,710	$16,824
Total expenses	15,554	14,785	100,505	97,330	2,733	11,275
Other gain (loss)	–	–	11,012	(1,234)	1,009	(1,815)
Income (loss) from continuing operations	(15,159)	(14,222)	24,875	7,410	3,986	3,734
Total assets	49,756	100,674	1,536,042	1,449,730	89,170	96,441

Comparison of the Quarter Ended September 30, 2012 to the Quarter Ended September 30, 2011

The following discussion compares our operating results for the quarter ended September 30, 2012 to the comparable period in 2011.

Revenue.

Total revenue increased $0.9 million, or 2%, to $41.8 million.  The increase was primarily attributable to an increase in rental revenue and tenant reimbursements, offset in part by a decrease in interest income.

Rental revenue and tenant reimbursements, in the aggregate, increased $3.8 million, or 10%, to $39.7 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $2.9 million, or 60%, to $1.9 million, primarily as a result of lower balances on debt investments, including as a result of the collateralized debt obligations (CDO) sale on September 1, 2011.

Expenses.

Total expenses decreased slightly to $40.6 million, reflecting a decrease in interest expense almost fully offset by increases in other expenses, property expenses and depreciation and amortization expense.

Interest expense decreased $2.4 million, or 13%, to $16.7 million, from $19.1 million.  The decrease in the 2012 period resulted primarily from no interest expense on the CDO during the 2012 period due to the sale of the CDO on September 1, 2011.  Adjusted to exclude the $2.1 million of CDO interest expense in the 2011 period, interest expense decreased $0.3 million, primarily driven by $0.2 million of reduced interest expense on the secured term loan (driven by lower amounts borrowed) and $0.1 million of reduced interest expense on the credit agreements (driven by lower amounts borrowed).  Additional interest expense on new property mortgages of $0.6 million was principally offset by $0.4 million of capitalized interest expense on the Cimarex and Vitamin Shoppe development projects and principal pay-downs on existing loans.  Our average balance outstanding and effective financing rate under the Wells Fargo Bank floating rate credit agreements was approximately $46 million at 4.9% during the 2012 period (average one-month LIBOR of 0.24%), compared with approximately $78 million at 3.5% during the 2011 period (average one-month LIBOR of 0.20%).  Our effective financing rate was driven higher during the 2012 period primarily as a result of fees and other costs under the agreements.

Property expenses increased $0.6 million, or 9%, to $7.2 million, primarily reflecting the impact of new property acquisitions.  The net amount of property expenses we incurred (net of tenant reimbursements) was $2.7 million in the 2012 period, down from $3.4 million in the 2011 period.

General and administrative expense increased $0.2 million, or 8%, to $2.8 million, primarily reflecting the impact of property acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation was basically unchanged at $0.8 million.  The impact of a larger number of share awards and a shorter vesting period in the 2012 period were basically fully offset by the impact of a lower price used for expense amortization purposes in the 2012 period.  As of September 30, 2012, $3.0 million of unvested shares (fair value at the grant dates) is expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  As of September 30, 2012, we have not yet commenced expense accrual related to the following number of share awards because the applicable performance criteria have not yet been determined: 104,715 restricted shares made in 2009, 96,450 restricted shares made in 2010, 65,475 restricted shares made in 2011 and 175,150 restricted shares made in 2012.

Depreciation and amortization expense on real property increased $0.5 million, or 4%, to $12.2 million, from $11.7 million, primarily reflecting the impact of new property acquisitions.

Other expenses increased $0.9 million and was basically comprised of advisory costs paid on the extension of the mortgage debt on the three properties leased to Nestlé.

Other gains (losses).

We had $0.3 million of gain on investments during the 2012 period, which reflects the gain on sale of two securities investments during the 2012 period (see Note 6 of the consolidated financial statements included in this Form 10-Q).  During the 2011 period, we had gain on investment of $5.3 million, comprised of gain of $3.9 million on sale of the CDO (before related loss on extinguishment of debt discussed below) and gain of $1.4 million on two property sales (see Note 6 of the consolidated financial statements included in this Form 10-Q).

We had no provision for loss on property investment during the 2012 period.  We had a provision for loss on property investment of $14.1 million in the 2011 period.  The amount in the 2011 period comprises a loss on the Hartford, Connecticut property where the lease with the tenant expired during October 2011 and the property was transferred to the lender in full satisfaction of the related mortgage debt during December 2011.

We had no gain or loss on extinguishment of debt during the 2012 period. We had $3.7 million of losses on extinguishment of debt during the 2011 period, primarily representing the charge-off of deferred issuance costs and deferred realized losses on cash flow hedges in connection with the sale of our CDO during September 2011 (see Note 6 of the consolidated financial statements included in this Form 10-Q).

Net income (loss).

We had net income of $1.5 million during the 2012 period, compared to net (loss) of $(13.2) million during the 2011 period.  The change between the periods was driven primarily by the $14.1 million provision for loss on property investment during the 2011 period.  Net (loss) allocable to common stockholders was $(1.3) million during the third quarter of 2012, reflecting dividends to preferred stockholders of $2.7 million.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

The following discussion compares our operating results for the nine months ended September 30, 2012 to the comparable period in 2011.

Revenue.

Total revenue decreased $2.9 million, or 2%, to $120.5 million.  The decrease was primarily attributable to a decrease in interest income, offset in part by an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $8.4 million, or 8%, to $113.8 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $11.4 million, or 65%, to $6.0 million, primarily as a result of lower balances on debt investments, including as a result of the CDO sale on September 1, 2011.

Expenses.

Total expenses decreased $4.6 million, or 4%, to $118.8 million, primarily as a result of lower interest expense, offset in part by an increase in depreciation expense, property expenses, other expenses and general and administrative expenses.

Interest expense decreased $8.5 million, or 14%, to $50.7 million, from $59.2 million.  The decrease in the 2012 period resulted primarily from no interest expense on the CDO during the 2012 period due to the sale of the CDO on September 1, 2011.  Adjusted to exclude the $9.0 million of CDO interest expense in the 2011 period, interest expense increased $0.4 million, primarily driven by $1.4 million of additional interest expense on property mortgages, partially offset by $0.7 million of reduced interest expense on the secured term loan and $0.3 million of reduced interest expense on the Wells Fargo Bank credit agreements (in each case driven by lower amounts borrowed).  The increase in interest expense on property mortgages was driven by new mortgages on recent property acquisitions of $1.9 million offset in part by $0.4 million of capitalized interest expense on the Cimarex and Vitamin Shoppe development projects and principal pay-downs on existing loans.  Our average balance outstanding and effective financing rate under the Wells Fargo Bank floating rate credit agreements was approximately $61 million at 4.2% during the 2012 period (average one-month LIBOR of 0.25%), compared with approximately $89 million at 3.5% during the 2011 period (average one-month LIBOR of 0.23%).  Our effective financing rate was driven higher during the 2012 period primarily as a result of fees and other costs under the agreements.

Property expenses increased $1.1 million, or 6%, to $20.2 million, primarily reflecting the impact of new property acquisitions.  The net amount of property expenses we incurred (net of tenant reimbursements) was $8.3 million in the 2012 period, compared to $9.1 million in the 2011 period, primarily due to the timing of certain tenant reimbursements.

General and administrative expense increased $0.6 million, or 7%, to $8.6 million, primarily reflecting the impact of property acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation increased $0.2 million, or 8%, to $2.4 million.  The impact of a larger number of share awards and a shorter vesting period in the 2012 period were partially offset by the impact of a lower price used for expense amortization purposes in the 2012 period.

Depreciation and amortization expense on real property increased $1.3 million, primarily reflecting the impact of new property acquisitions.

Other gains (losses).

We had net loss on investments of $14.2 million in the 2012 period, comprised of $0.3 million of gain on sale of two securities investments (see Note 6 of the consolidated financial statements included in this Form 10-Q), $15.2 million of loss on sale of the Johnston, Rhode Island property (see Note 6 of the consolidated financial statements included in this Form 10-Q), offset in part by $0.7 million of net proceeds from the franchise lending venture (see Note 4 of the consolidated financial statements included in this Form 10-Q).   We had gain on investments, net, of $2.1 million in the 2011 period. The amount in the 2011 period primarily includes gains of $3.9 million on sale of the CDO (before related loss on extinguishment of debt discussed below) during the third quarter (see Note 6 of the consolidated financial statements included in this Form 10-Q), $1.4 million on two property sales during the third quarter (see Note 6 of the consolidated financial statements included in this Form 10-Q), and $0.7 million on the sale of two loans during the second quarter (see Note 6 of the consolidated financial statements included in this Form 10-Q), partially offset by losses of $2.9 million on the sale of CMBS securities during the first and second quarter (see Note 6 of the consolidated financial statements included in this Form 10-Q) and $1.0 million on the charge-off of a loan investment during the second quarter (see Note 4 of the consolidated financial statements included in this Form 10-Q).

We had no provision for loss on property investment during the 2012 period.  We had a provision for loss on property investment of $14.1 million in the 2011 period.  The amount in the 2011 period comprises a loss on the Hartford, Connecticut property where the lease with the tenant expired during October 2011 and the property was transferred to the lender in full satisfaction of the related mortgage debt during December 2011.

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

Net loss.

Net loss decreased $15.0 million, to $(2.9) million, from $(17.9) million, primarily reflecting the impact of other gains and losses and discontinued operations during the respective periods.  Net loss allocable to common stockholders was $(9.7) million in the 2012 period, reflecting dividends to preferred stockholders of $6.8 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and nine months ended September 30, 2012 and September 30, 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2012	2011	2012	2011
Net loss allocable to common stockholders	$(1,252)	$(14,797)	$(9,689)	$(22,787)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(5)	(36)	(23)	(55)
Depreciation and amortization expense on real property	12,166	11,676	35,878	34,538
Depreciation and amortization expense on discontinued operations	–	930	653	2,815
(Gain) loss on property sales	–	(1,426)	15,229	(1,426)
Provision for loss on property investment on discontinued operations	–	14,119	–	14,119
Funds from operations	$10,909	$10,466	$42,048	$27,204

Weighted average number of common shares outstanding, basic and diluted	66,767	67,615	66,616	64,238
Weighted average number of OP units outstanding	156	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	66,923	67,771	66,772	64,394

Net loss per common share, basic and diluted	$(0.02)	$(0.22)	$(0.15)	$(0.35)
Funds from operations per share	$0.16	$0.15	$0.63	$0.42

Liquidity and Capital Resources

Short-Term Liquidity

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, borrowings under our June 2012 credit agreement with Wells Fargo Bank, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital.  As of September 30, 2012, we had $40.2 million in available cash and cash equivalents, and approximately $36.3 million of additional borrowing capacity under our June 2012 credit agreement.  As of November 8, 2012, we had $24.7 million in available cash and cash equivalents, and approximately $46.3 million of additional borrowing capacity under our June 2012 credit agreement. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.07 per share of common stock during the quarter ended September 30, 2012, and $0.065 per share of common stock during each of the quarters ended June 30, 2012 and March 31, 2012. We also declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock during each of the quarters ended September 30, 2012, June 30, 2012 and March 31, 2012.  We issued a new series of 8.375% Series B cumulative redeemable preferred stock during April 2012, and declared a cash dividend of $0.500174 per share of Series B preferred stock during the quarter ended June 30, 2012, and $0.5234375 per share of Series B preferred stock during the quarter ended September 30, 2012. Our dividend policy is subject to revision at the discretion of our Board of Directors. All distributions will be made at the discretion of our Board of Directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our Board of Directors deems relevant.

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

We have three non-recourse mortgage debt obligations that are scheduled to mature during 2013: (i) $24.5 million of mortgage debt on the Choice Hotels property scheduled to mature in May 2013, (ii) $18.5 million of mortgage debt on the Capital One property scheduled to mature in May 2013, and (iii) $12 million of mortgage debt on the Omnicom property scheduled to mature in May 2013. See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-Q. The Choice and Omnicom leases also mature in May 2013, and the Capital One lease matures in February 2015. We have the right to extend the Capital One and Omnicom mortgages until February 2015. During the extension term, excess cash flow from the properties will be reserved and subject to lender control and the interest rate we pay the lender will increase by 250 basis points.

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

The three mortgage debt obligations described above are our only debt obligations scheduled to mature before 2014.

We have extended or repaid the two debt obligations that were scheduled to mature or potentially come due during 2012, comprised of a $106 million of non-recourse mortgage note on our three Nestlé properties which note was scheduled to mature during August 2012, and $35 million of recourse convertible senior notes which were subject to a note holder put right that expired during September 2012.

During August 2012, we extended the $106 million note on the Nestlé properties for up to five years inclusive of one 18-month extension option and two one year extension options.  The face amount of the note and the note coupon of 6.32% were not modified by the extension.  We contributed $3 million into a reserve with the lender for future re-tenanting costs at the Fort Wayne, Indiana property.  Any amount remaining in the reserve after the property is re-leased and re-tenanting costs paid will be used to reduce the principal balance of the note.  Pursuant to the extension option provisions of the note, we may not extend the loan maturity date beyond August 2015 unless we have fully leased the Fort Wayne, Indiana property.  The extension option rights if exercised also require us to make the following principal payments on the note:

•	$7.5 million during the first extension option term;

•	$7.5 million during the second extension option term; and

•	$5 million during the third extension option term.

Pursuant to the loan modification, we agreed with the lender that any cash flow shortfalls from the properties after debt service during the loan term will be funded through an approximately $5 million reserve previously deposited with the lender.  We also agreed to pay substantially all excess cash flows from the properties to reduce the principal amount of the debt.  We may prepay the loan at any time without payment of a penalty or premium to the lender.

With respect to the leases at the three Nestlé properties, we have entered into five year lease extensions at the Breinigsville, Pennsylvania and Lathrop, California properties (commencing January 1, 2013) (see Note 3 in the consolidated financial statements included in this Form 10-Q), and are currently marketing the Fort Wayne, Indiana property for re-let at the conclusion of Nestlé’s lease term in December 2012.

The holders of the convertible senior notes had the right to put all or a portion of their notes to us for a 20 business day period that expired on September 27, 2012.  An aggregate of $15.8 million of notes were tendered to us, and were repurchased by us on October 1, 2012.  Upon completion of the repurchase, $19.2 million of convertible senior notes remain outstanding.  The October 2012 put right has now expired and the note holders’ next put right will be on October 1, 2017.

During October, we refinanced our July 2010 credit agreement with Wells Fargo Bank, which was scheduled to mature in July 2013, with a secured term loan from KeyBank National Association which is scheduled to mature in October 2015.  See “Term Financings—Credit Agreements—KeyBank Credit Agreement” below.

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

Share Repurchase Program

During August 2011, our Board of Directors approved a share repurchase program authorizing us to repurchase in the aggregate up to $20 million of our outstanding common stock. The program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate us to make any repurchases at any specific time or situation. The timing and extent to which we repurchase our shares will depend upon a variety of factors, including market conditions, our liquidity, and regulatory requirements

We did not repurchase any shares of common stock during the nine months ended September 30, 2012, through the above program or otherwise.  As of September 30, 2012, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

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

We also utilized our shelf registration statement to issue shares of 8.125% Series A cumulative redeemable preferred stock and 8.375% Series B cumulative redeemable preferred stock with Cantor Fitzgerald & Co. as our agent through the “at the market offering” program from July through October 2012.  See “ATM Offering” below.

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

As of October 31, 2012, we had remaining availability of $367 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time.  As of that date, the availability under our shelf registration statement included (i) an aggregate of 9,000,000 shares of common stock, 757,718 shares of Series A preferred stock and 223,927 shares of Series B preferred stock reserved for sale under the Cantor Fitzgerald sales agreement described below, (ii) an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and (iii) an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

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

During the three and nine months ended September 30, 2012, we issued an aggregate of 196,207 shares of Series A preferred stock and 140,913 shares of Series B preferred stock through our “at the market offering” program with Cantor Fitzgerald, at an average price of $25.13 per share of Series A preferred stock and $26.06 per share of Series B preferred stock, and for aggregate net proceeds of $8.4 million.   In addition, during October 2012, we issued an aggregate of 46,075 shares of Series A preferred stock and 635,160 shares of Series B preferred stock through our “at the market offering” program with Cantor Fitzgerald, at an average price of $25.01 per share of Series A preferred stock and $25.43 per share of Series B preferred stock, and for aggregate net proceeds of $16,959.  We expect to use the proceeds from the offering for general corporate purposes.  We are not currently selling shares through the program, although we reserve the right to resume doing so in our sole discretion at any time in the future.

Our sales agreement with Cantor Fitzgerald & Co. authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock, and 1,000,000 shares of Series B preferred stock through or to Cantor Fitzgerald, and Cantor Fitzgerald has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock, Series A preferred stock and Series B preferred stock to Cantor Fitzgerald as principal for its own account at prices agreed upon at the time of sale. Through October 31, 2012, we have not sold any shares of common stock pursuant to our sales agreement with Cantor Fitzgerald.  We have sold an aggregate of 242,282 shares of Series A preferred stock and 776,073 shares of Series B preferred stock through our sales agreement with Cantor Fitzgerald as of October 31, 2012.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Cantor Fitzgerald a commission of up to 2.0% of the gross proceeds from the sales of shares pursuant to the agreement.

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time.  Through October 31, 2012, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through October 31, 2012, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

Dividend Reinvestment and Stock Purchase Plan.  In March 2007, we implemented a dividend reinvestment and direct stock purchase plan, which may be utilized by us from time to time to sell shares of our common stock and increase liquidity.

We did not sell any shares of common stock through the plan during the nine months ended September 30, 2012, and are not currently issuing new shares through the plan, although we reserve the right to elect to do so in our sole discretion at any time in the future.

The plan allows interested stockholders to reinvest all or a portion of their cash dividends in shares of our common stock and to make monthly purchases of our common stock generally up to a maximum of $10,000 (unless a higher amount is approved by us in our sole discretion). Shares purchased through the plan may be either (i) newly issued by us (which may be sold at a discount of up to 5% off of the average of the high and low sales prices on the applicable investment date) or (ii) purchased by the plan administrator in the open market, at our discretion. During the year ended December 31, 2011, we issued 27,697 shares of common stock through the plan at a price of $5.72 per share. As of September 30, 2012, we have reserved an aggregate of 6,830,043 shares of common stock for future issuance pursuant to the dividend reinvestment and direct stock purchase plan.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of September 30, 2012 and December 31, 2011 (dollars in thousands).

	Sep 30, 2012	Dec 31, 2011
Debt	unaudited
Mortgages on real estate investments	$986,629	$972,924
Credit agreements	48,097	70,668
Secured term loan	76,100	88,142
Convertible senior notes	35,007	34,522
Other long-term debt	30,930	30,930
Total Debt	$1,176,763	$1,197,186

Assets
Total assets	$1,674,967	$1,641,623
Accumulated depreciation and amortization on owned properties	285,718	268,209
Intangible liabilities on real estate investments	(33,579)	(35,219)
Prepaid expenses and deposits	(1,899)	(1,381)
Accrued rental income	(34,575)	(41,387)
Deferred rental income	4,451	2
Debt issuance costs, net	(5,865)	(3,889)
Other	(471)	(712)
Total Assets, as adjusted	$1,888,747	$1,827,247

Leverage (Total Debt/Total Assets, as adjusted)	62%	66%

The following table sets forth the computation of our leverage ratios by segment as of September 30, 2012.

(in thousands)	Mortgage Debt	Secured Term Loan Debt	Credit Agreement Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$986,629	$19,141	$45,594	$1,051,364	$1,757,331	60%
Debt Investments	–	56,959	2,503	59,462	89,035	67%

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

Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to “match-fund” or substantially “match-fund” substantially all of our assets with conservative levels of long-term, fixed rate, non-recourse financing.  By “match-funded” debt, we mean the maturity of the debt matches as closely as possible the lease maturity of the asset financed. As of September 30, 2012, we have financed on a long-term basis an aggregate of approximately $1.66 billion of portfolio assets with non-recourse, first mortgage debt of $986.6 million and a non-recourse, secured term loan of $76.1 million.

Long-Term Mortgage Financings

We have financed many of our owned properties through traditional first mortgage financings provided primarily through the commercial mortgage-backed securitization market. We also have utilized the term financings described below including the CDO transaction we sold during September 2011, to add incremental leverage on many of our owned properties.

During the quarter ended September 30, 2012, we obtained mortgage financing on the Woodlands, TX property we acquired during June 2012.  The principal economic terms of the fully amortizing note we made is summarized in the following table:

Property	Original Face Amount of Mortgage Note (in thousands)	Coupon	Maturity Date
Praxair, Inc., Woodlands, TX	$22,440	3.70%	August 2022

During the quarter ended September 30, 2012, we also began borrowing on the loan agreement from Bank of Oklahoma related to the Tulsa, Oklahoma development project for Cimarex Energy Co. (see Note 9 in the consolidated financial statements included in this Form 10-Q).

As of September 30, 2012, we had $986.6 million of non-recourse first mortgage debt at a weighted average coupon of 5.43% and a weighted average effective financing rate of 5.6%.

With the exception of the construction financing we have with the Bank of Oklahoma on the Tulsa, Oklahoma development property, all of our mortgage financings are fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes are frequently interest only for all or a portion of the note term, and in most cases require a balloon payment at maturity. As described above, we believe we will be able to refinance, repay or extend these obligations at or prior to maturity but cannot provide any assurance in that regard, and our ability to do so on favorable terms will be highly dependent upon prevailing market conditions. See “Business Environment” above and “Item 1A—Risk Factors” in our most recent Annual Report on Form 10-K.

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

As of September 30, 2012, we had $76.1 million of debt outstanding under the secured term loan, secured by assets with a carry value of $105.4 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

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

Credit Agreements.  We have two senior secured credit agreements in place which provide us with additional asset level financing on a recourse, floating rate basis.  The first is with Wells Fargo Bank, N.A. and represents our primary short-term borrowing facility.  The second is with KeyBank National Association and represents a term loan collateralized principally by fully amortizing mortgage notes on various real properties owned by us.

Wells Fargo Credit Agreement.

During June 2012, we entered into a senior secured revolving credit agreement with Wells Fargo Bank, N.A.  The agreement authorizes us to borrow up to $100 million from time to time from Wells Fargo Bank.

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

The current collateral pool consists of 16 real properties: the 11 Kroger grocery stores we own located in Georgia, Tennessee and Kentucky, the two multi-tenant properties we own in Omaha, Nebraska, the property we own in Columbus, Ohio leased to Abbott Laboratories, the property we own in Bloomington, Indiana leased to Baxter International, Inc., and the property we own in Louisville, Kentucky leased to Michelin North America, Inc.  Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value.  We are authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and we expect to do so as we add additional real estate properties and as mortgage debt matures on properties we currently own.  We are also authorized to remove assets provided we repay any associated borrowings at par.

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

As of September 30, 2012, we were in compliance with the above financial covenants.

As of September 30, 2012, we had $38.1 million of borrowings under the agreement which were secured by various owned properties with an aggregate carry value of $134.5 million.

KeyBank Credit Agreement.

On October 12, 2012, we entered into a senior secured credit agreement with KeyBank National Association, pursuant to which KeyBank made a $10 million term loan to the Company.  The proceeds of the new term loan were utilized to repay in full and terminate the Company’s amended and restated senior secured credit agreement with Wells Fargo Bank, N.A., entered into in July 2010.

The new credit agreement with KeyBank is for a three year term scheduled to mature on October 12, 2015, although we have two successive options to extend the maturity date, in each case for one additional year, subject to the payment of an extension fee and the satisfaction of certain other routine conditions.  We are obligated to pay interest on our borrowings pursuant to the agreement at a floating rate of LIBOR plus 300 basis points.  We may select a one month, two month or three month interest period for our LIBOR-based borrowings.

The collateral pool consists principally of fully amortizing mortgage notes on various real properties owned by the Company.  Debt service on those notes is funded directly by rent paid by the tenant, and is expected to fully amortize the outstanding principal balance of the KeyBank loan over the loan term.

Our borrowings are a recourse obligation of the Company, and CapLease, Inc. has guaranteed all obligations of its subsidiary that acts as borrower under the agreement and owns the notes that comprise the collateral pool.

We made various customary representations and warranties and affirmative and negative covenants pursuant to the credit agreement, and agreed to various customary events of defaults.  We also agreed to various financial covenants which we will be required to be in compliance with during the term of the credit agreement.  The financial covenants, as well as the representations and warranties, affirmative and negative covenants, and events of default, closely conform to those included in the senior secured credit agreement we entered into with Wells Fargo in June 2012.

Statement of Cash Flows

Operating activities provided $43.3 million of cash during the nine months ended September 30, 2012, primarily driven by net (loss) as adjusted by various non-cash income and expenses and other gains and losses of $51.4 million and increases in accounts payable of $6.2 million, partially offset by increases in other assets of $14.4 million.  Operating activities provided $39.4 million of cash during the nine months ended September 30, 2011, primarily driven by net (loss) as adjusted by various non-cash income and expenses and other gains and losses of $43.2 million, partially offset by increases in other assets of $4.4 million.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP.  As of September 30, 2012, this has resulted in us accruing $30.1 million, net, of rental income in excess of actual rents due under the various leases.  During the nine months ended September 30, 2012, actual rents due under the leases exceeded rents on a straight-line basis by $11.3 million.  We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Cash used in investing activities during the nine months ended September 30, 2012 was $99.1 million, which primarily resulted from real estate purchases and improvements and construction in progress of $117.9 million, and leasing commissions of $3.6 million, partially offset by proceeds from sale of real estate of $9.6 million and securities of $3.7 million, principal received on loans of $5.4 million and securities of $3.7 million.  Investing activities provided $133.5 million of cash during the nine months ended September 30, 2011, which primarily resulted from proceeds from sale or prepayments of loan investments of $86.9 million, proceeds from sale of securities of $31.3 million, proceeds from sale of the CDO of $22.3 million, proceeds from sale of real estate of $5.2 million, and principal received from loans and securities of $11.9 million, partially offset by real estate purchases and improvements and construction in progress of $24.0 million.

Cash provided by financing activities during the nine months ended September 30, 2012 was $24.8 million, which primarily resulted from preferred stock issued of $56.6 million, partially offset by net repayments of principal on debt of $9.5 million (including $22.6 million of net repayments on the Wells Fargo Bank credit agreements and $12.0 million of repayments on the secured term loan with KBC Bank, offset by $25.1 million of net borrowings on property mortgages), dividends and distributions paid of $18.8 million and debt issuance costs of $3.5 million.  Cash used in financing activities during the nine months ended September 30, 2011 was $113.3 million, which primarily resulted from net repayments and repurchases of debt of $143.8 million (including repayment and repurchases of CDO debt of $106.9 million, repayments on the July 2010 Wells Fargo credit agreement of $33.9 million, and repayments on the secured term loan with KBC Bank of $10.5 million), dividends and distribution paid of $16.8 million and common stock repurchased of $6.1 million, partially offset by common stock issued of $54.3 million.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo Bank and KeyBank credit agreements, as well as the loan agreement with Bank of Oklahoma for the Tulsa, Oklahoma development project, are currently our only floating rate borrowing facilities. Low market interest rates kept our borrowing cost on the our credit agreements low during 2011 and through the third quarter of 2012, although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance assets on a long-term fixed rate basis may rise, causing our expected spread on assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2012, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of September 30, 2012:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$28,631	$32,960	7.0%	Various	$32,792
Commercial mortgage-backed securities (2)	59,904	76,760	8.3%	2016-2028	59,904

Liabilities
Mortgage notes payable (4)	$986,629	$985,261	5.6%	2013-2030	$1,053,701
Credit agreements (3)	48,097	48,097	4.9%	2013-2015	48,097
Secured term loan (4)	76,100	76,100	6.0%	2018	73,684
Convertible senior notes (5)	35,007	35,009	10.2%	2012	35,009
Other long-term debt (6)	30,930	30,930	8.3%	2016	30,535

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

(3)
Represents credit agreements as of September 30, 2012.  Does not include new credit agreement we entered into with KeyBank National Association during October 2012 (see Note 23 in the consolidated financial statements included in this Form 10-Q).  Our credit agreements bear interest at floating rates, and we believe that for similar financial instruments with comparable credit risks, the effective rates approximate market value. Accordingly, the carrying amounts outstanding are believed to approximate fair value.

(4)
We estimate the fair value of mortgage notes on real estate investments and the secured term loan using a discounted cash flow analysis, based on our estimates of market interest rates. For mortgages where we have an early payment right, we also consider the prepayment amount to evaluate the fair value.

(5)
The carry value and effective financing rate on the convertible senior notes reflect the impact of the accounting guidance applicable to the notes as of January 1, 2009. See Note 9 in our consolidated financial statements included in this Form 10-Q. We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available. In computing the related fair value and weighted average effective interest rate, we have used a maturity date of October 2012, which represents the earliest note investor put right date as of September 30, 2012.  Does not include impact of the repurchase of $15.8 million principal amount of notes put to the Company on October 1, 2012.  See Note 23 in the consolidated financial statements included in this Form 10-Q.  The next note investor put right date is in October 2017.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects our expected maturity date in January 2016 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of September 30, 2012 are as follows:

	Expected Maturity Dates
	2012	2013	2014	2015	2016	Thereafter
	(in thousands, notional amounts)
Loans held for investment	$1,631	$3,498	$1,108	$1,029	$918	$24,776
Commercial mortgage-backed securities	391	3,675	4,174	4,779	8,894	54,846
Mortgages on real estate investments	4,785	73,573	184,670	269,583	278,214	174,437
Credit agreements	827	9,214	–	38,056	–	–
Secured term loan	3,690	14,242	12,851	11,862	12,516	20,940
Convertible senior notes	35,009	–	–	–	–	–
Other long-term debt	–	–	–	–	30,930	–

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of common stock during the three months ended September 30, 2012, through the above program or otherwise.  As of September 30, 2012, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

 Not applicable.

Item 6.  Exhibits

10.1
Credit Agreement by and among Caplease Debt Funding, LP, as Borrower, the financial institutions party thereto and their assignees under Section 14.6, as Lenders, KeyBank National Association, as Administrative Agent, and KeyBank Capital Markets, as Sole Lead Arranger and Bookrunner, dated as of October 12, 2012 (incorporated by reference to the Registrant’s Form 8-K filed October 16, 2012)

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

**XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: November 9, 2012	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: November 9, 2012	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer