Form 10-K
period 2012-12-31
CapLease, Inc.
filed 2013-02-21
CIK 1057689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission file number 001-32039

CAPLEASE, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-2414533 (I.R.S. Employer Identification No.)
1065 Avenue of the Americas, New York, NY (Address of Principal Executive Offices)	10018 (Zip code)
(212) 217-6300
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
8.375% Series B Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
7.25% Series C Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No    ☒
As of June 30, 2012, the aggregate market value of the common stock, $0.01 par value per share, of CapLease, Inc. (“Common Stock”), held by non-affiliates (outstanding shares, excluding shares held by executive officers and directors) of the registrant was approximately $263 million, based upon the closing price of $4.15 on the New York Stock Exchange on June 29, 2012.

As of February 15, 2013, there were 75,936,172 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2013 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I.

Item 1.             Business.

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Our actual results or outcomes may differ materially from those projected. Important factors that we believe could cause such differences are discussed in Item 1A (Risk Factors) of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K. We undertake no obligation to publicly release the results of any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a real estate investment trust, or REIT, that primarily owns and manages a diversified portfolio of single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. Many of the properties we own are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.

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

During 2012, we continued to grow our investment portfolio with approximately $190 million of real property acquisitions and new build-to-suit commitments, and we expect to continue our growth in 2013 and future years.

We have invested in certain owned properties that are leased primarily but not exclusively by one tenant.  We have also invested in certain owned properties which were previously leased by one tenant but as a result of lease non-renewals have now become multi-tenant properties. We expect these types of properties will continue to comprise a portion of our portfolio for the foreseeable future. References in this Annual Report on Form 10-K to our “Single Tenant Owned Property Portfolio” include those properties leased primarily but not exclusively by one tenant but do not include our two multi-tenant properties.

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

Our portfolio produces stable, high quality cash flows generated by long-term leases to primarily investment grade tenants. As of December 31, 2012, we had an approximately $1.9 billion investment portfolio, including the following assets by type:

	Investment(1)
	(in thousands)	Percentage
Owned properties	$1,853,967	95.3%
Debt investments
Loans
Long-term mortgage loans	24,318	1.3%
Corporate credit notes	3,214	0.2%
Commercial mortgage loan securitizations	14,419	0.7%
Certificated mortgage loan investments	47,899	2.5%
Other	175	0.0%
Total	$1,943,991	100.0%
(1)  Here and elsewhere in Item 1 of this Annual Report on Form 10-K, references to our “Investment” represent our carry value for financial reporting purposes before depreciation and amortization. With respect to our loan portfolio, we have adjusted our carry value to exclude a $0.5 million general loss reserve.

Our main business objective is to generate stable, long-term and attractive returns based on the spread between the yields generated by our assets and the cost of financing our portfolio.

Investment Strategy

We focus on the following core business strategies:

•
High Credit Quality Tenants. We primarily own and manage commercial real estate properties where the tenant is of high credit quality. As of December 31, 2012, approximately 84% of our Single Tenant Owned Property Portfolio was invested in properties leased to investment grade or implied investment grade tenants, and the weighted average tenant credit rating was A-. Further, our top ten tenants, which comprise approximately 47% of our entire portfolio, were all rated investment grade or implied investment grade and had a weighted average credit rating of A. As of December 31, 2012, our portfolio had the following credit characteristics:

Credit Rating (1) (2)	Investment (in thousands)	Percentage
Investment grade rating of A- or A3 and above	$781,422	42.4%
Investment grade rating of below A- or A3	432,131	23.4%
Implied investment grade rating	319,305	17.3%
Non-investment grade rating	309,462	16.8%
Unrated	935	0.1%
	$1,843,255	100.00%

(1)
Reflects the tenant’s or lease guarantor’s actual or implied S&P rating or equivalent rating if rated only by Moody’s, or in the case of most of our CMBS securities, actual ratings of the securities. Table does not include our two multi-tenant properties.  Table also does not include the Fort Wayne, IN property which became vacant as of January 1, 2013.

(2)
Seven of our owned real properties within the Single Tenant Owned Property Portfolio where our aggregate investment is $368,463 are leased to more than one tenant and, for purposes of determining the underlying tenant’s credit rating on these properties, we have considered the credit rating of only our primary tenant.

•
Long-Term Assets Held for Investment. We invest in commercial real estate properties subject to long-term leases. As of December 31, 2012, the weighted average remaining lease term on our Single Tenant Owned Property Portfolio was approximately 6 years. We intend to hold our assets for the long-term, capturing the stable lease cash flows that will be produced from the high credit quality tenants.

•
Net Lease Focus. We focus on properties that are subject to a net lease where the tenant is typically responsible for all or substantially all of the property’s operating expenses. We believe that this asset class offers more stable and predictable returns than non-net leased properties and will allow us to continue to grow our business without the need to significantly expand our general and administrative costs and headcount.

•
Finance with Attractive, Low Cost Debt. Our strategy is to finance most of our assets with attractive, low cost debt, in order to allow us to invest in a greater number of assets and enhance our asset returns. We seek to finance many of our assets with conservative levels of long-term, fixed rate, non-recourse debt.  The use of non-recourse debt enables us to isolate the default risk to solely the asset or assets financed. We also have been building an unencumbered pool of assets to improve financial flexibility and expect to continue to pledge most of these assets to a revolving line of credit in order to provide us with an immediate source of liquidity through borrowings under the line.

Our Competitive Strengths

•
Established Investment and Portfolio Management Capabilities. We have an experienced in-house team of investment professionals that source, structure, review and close our transactions. In addition, we have developed an extensive national network of property owners, developers, investment sale brokers, tenants, borrowers, mortgage brokers, lenders, institutional investors and other market participants that helps us to identify and evaluate a variety of single tenant investment opportunities. We have developed a highly skilled asset management function for our investments which among other things monitors lease expirations and property operations and manages the renewal or re-let process on our properties.

•
Experienced Senior Management Team. Our senior management team is comprised of individuals with expertise in commercial real estate, credit capital markets, asset management and legal, and has worked together for many years through various business cycles. We have substantial experience investing at all levels of the capital structure of single tenant properties. Since 1996, we have originated and underwritten more than $4.8 billion in single tenant transactions, including debt, equity and mezzanine and involving more than 500 properties with more than 100 different tenants. Since our initial public offering in March 2004, we have purchased more than $1.9 billion of single tenant properties.

•
Stringent Underwriting Process. Since the founding of our predecessor entity in 1994, we have built and maintain today a strong credit philosophy and underwriting discipline. We have a comprehensive underwriting and due diligence process that is overseen by our investment committee, which includes our chief executive officer, president, chief financial officer and chief investment officer. Our investment committee formally reviews and approves each investment we make prior to funding and all portfolio divestitures. We also have an investment oversight committee of the Board of Directors that approves investments in excess of $50 million.

•
Market Expertise. We have been in the net lease business since 1994 and have recognized expertise in the net lease marketplace. We are highly skilled in analyzing single tenant leases and have developed a market leading franchise in our sector. We have substantial experience in financing single tenant assets. Prior to our initial public offering in 2004, we were primarily a lender focused on originating first mortgage loans on net lease properties and selling substantially all of the loans we originated, either through whole-loan or small pool sales or through gain-on-sale commercial mortgage-backed securitizations.

Our Portfolio

We primarily own and manage a diversified portfolio of single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. As of December 31, 2012, some of the highlights of our investment portfolio were as follows:

●	approximately $1.9 billion owned property portfolio;

●	own approximately 12.1 million square feet with 92.9% occupancy;

●	71 properties in 25 states and leases with 43 different tenants across the Single Tenant Owned Property Portfolio;

●	ten largest tenants all rated investment grade or implied investment grade with an average credit rating of A;

●	84% of our Single Tenant Owned Property Portfolio invested in properties leased to investment grade or implied investment grade tenants;

●	weighted average tenant credit rating of A- across the Single Tenant Owned Property Portfolio;

●	weighted average remaining lease term of approximately 6 years across the Single Tenant Owned Property Portfolio; and

●	well diversified portfolio by property type, geography, tenant and tenant industry.

Owned Properties

Owned properties comprise approximately 95% of our current portfolio on a total investment basis. All of our owned properties have been acquired since the closing of our initial public offering in 2004. We invest in a variety of commercial property types (e.g., office, warehouse, United States Government and retail), and our investment analysis includes a thorough review of the credit quality of the underlying tenant or tenants and the strength of the related leases. We also thoroughly analyze the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. For more detail on our due diligence process, please see “Transaction Review Process” below. We target properties that have one or more of the following characteristics:

•	located in good markets with strong growth prospects;

•	fungible asset type that will facilitate a re-let of the property if the tenant does not renew;

•	barriers to entry in the property’s market, such as zoning restrictions or limited land for future development; and

•	core facility of the tenant.

The following table sets forth the occupancy rate as of the end of the last three fiscal years and the average annual rent per square foot for each of the last three fiscal years for our owned property portfolio:

	2012	2011	2010
Occupancy rate	92.9%	96.2%	94.7%
Average annual rent per square foot	$12.17	$11.37	$11.72

Property Type Diversification

The following table summarizes the property types comprising our owned property portfolio as of December 31, 2012.

Property Type	Investment	Percentage
Office	$971,373	52%
Warehouse	382,252	21%
Retail	206,331	11%
GSA (US Government)	195,856	11%
Office/Warehouse	77,640	4%
Other	20,514	1%
Total	$1,853,967	100%

Tenant Industry Diversification

The following table sets forth certain information regarding the tenant industry concentrations in our owned property portfolio as of December 31, 2012.

Industry	Weighted Average Credit Rating (1)	Investment (2) (in thousands)	Percent of Total
Insurance	A	$263,066	14.7%
Government	AA+	213,128	11.9%
Food & Beverage	BBB+	212,338	11.8%
Financial	BBB-	164,985	9.2%
Energy	BBB	143,190	8.0%
Grocery	BBB	108,986	6.1%
Retail Department Stores	A	93,016	5.2%
Building Materials	A-	83,244	4.6%
Retail Jewelry	A-	77,640	4.3%
Automotive	BBB-	67,900	3.8%
Healthcare	A	67,184	3.7%
Telecommunications	BBB	62,250	3.5%
Engineering	BBB-	57,439	3.2%
Communications	BBB	54,499	3.0%
Hotel	BB+	47,529	2.6%
Retail Drug	BBB-	29,051	1.6%
Publishing	BBB+	20,837	1.2%
Other	N/A	29,335	1.6%
Total	A-	$1,795,617	100.0%

(1)	Reflects actual or implied S&P rating (or equivalent rating if rated only by Moody’s) of tenant(s) or lease guarantor(s).

(2)
Table does not include the Fort Wayne, IN property which became vacant as of January 1, 2013.  Table also does not include a portion of our investment attributed to vacant space in the Landmark building in Omaha, NE.

Geographic Diversification

The following table sets forth certain information regarding the top states where our owned properties are located as of December 31, 2012.

State	Number of Properties	Investment (in thousands)	Percent of Total
TX	11	$275,766	14.9%
PA	4	207,687	11.2%
CA	7	202,197	10.9%
MD	4	131,594	7.1%
NJ	2	127,871	6.9%
IL	2	109,449	5.9%
VA	4	100,631	5.4%
CO	4	96,120	5.2%
IN	3	91,477	4.9%
KS	3	54,143	2.9%
NE	2	52,600	2.8%
OK	1	41,691	2.2%
KY	6	41,686	2.2%
AL	2	40,406	2.2%
WA	1	39,612	2.1%
GA	4	36,347	2.0%
TN	3	34,171	1.8%
LA	1	29,624	1.6%
WI	1	29,165	1.6%
FL	1	27,266	1.5%
NC	1	27,236	1.5%
Other	4	57,229	3.1%
Total	71	$1,853,967	100.0

Lease Expirations

The following table sets forth certain information regarding scheduled lease expirations in our owned property portfolio as of December 31, 2012.

Year of Lease Expiration	Square Feet Subject to Expiring Lease	Current Annualized Base Rent (in thousands)	Percent of Annual Rent (1)
2013	602,407	$15,553	11.6%
2014	90,870	863	0.6%
2015	760,075	11,239	8.3%
2016	1,207,558	16,140	12.0%
2017	2,937,650	24,423	18.1%
2018	256,423	4,643	3.4%
2019	362,722	9,412	7.0%
2020	878,085	13,164	9.8%
2021	2,384,675	15,662	11.6%
2022	819,489	7,522	5.6%
Thereafter	958,304	15,996	11.9%

(1)  Represents lease expiration dates as a percentage of current annualized base rent on all properties other than the Fort Wayne, IN property which became vacant as of January 1, 2013.

The primary scheduled lease maturities in 2013 are: (i) 174,235 square feet leased to Choice Hotels International, Inc. in Silver Spring, MD scheduled to mature in May 2013, (ii) 101,120 square feet leased to Omnicom Group, Inc. in Irving, TX scheduled to mature in May 2013 and (iii) 191,278 square feet leased to the United States Government (NIH) in Bethesda, MD scheduled to mature in November 2013.  We do not expect the Choice Hotels or Omnicom leases to be renewed or extended and are actively marketing those properties for re-let upon conclusion of the tenant’s lease term.  We lease approximately 22% of the space at the Choice building to three other tenants.  We are not aware at this time of the United States Government (NIH)’s plans with respect to the Bethesda, MD property beyond the scheduled lease expiration in November 2013.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Upcoming Lease Maturities and Expected and Potential Tenant Rollovers” for annual rental revenue in accordance with generally accepted accounting principles  in the United States (GAAP) from these properties and our estimate of current market rents for these properties. We cannot make any assurance regarding the timing or expected outcomes of our leasing efforts at these properties, including as to when and on what terms we will be able to lease any property which we may need to re-tenant.

The following is a tabular presentation of our owned property portfolio as of December 31, 2012:

							(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Purchase Date	Lease Maturity (1)	Form of Ownership	2013 Estimated Annual Rent (2)	Purchase Price	Investment (3)
Abbott Laboratories	6480 Busch Blvd, Columbus, OH	Office	111,776	11/2004	11/2016	Fee	$1,010	$12,025	$12,065
Abbott Laboratories	1850 Norman Drive North, Waukegan, IL	Office	131,341	8/2005	8/2017	Fee	1,770	20,325	20,362
Aetna Life Insurance Company	1333 - 1385 East Shaw Avenue, Fresno, CA	Office	122,605	10/2006	11/2016	Fee	1,932	24,255	25,688
Allstate Insurance Company	401 McCullough Drive, Charlotte, NC	Office	191,681	12/2005	12/2015	Fee	2,222	27,172	27,236
Allstate Insurance Company	1819 Electric Road (aka State Hwy. 419), Roanoke, VA	Office	165,808	12/2005	12/2015	Fee	2,365	28,928	28,935
AMEC plc	10777 Clay Road, Houston, TX	Office	227,486	6/2011	12/2020	Fee	2,058	25,000	25,437
Aon Corporation(4)	1000 Milwaukee Ave, Glenview, IL	Office	412,409	8/2004	4/2017	Fee	7,328	85,750	89,087
AT&T Services, Inc.	2270 Lakeside Blvd., Richardson, TX	Office	203,239	5/2012	3/2020	Fee	2,286	29,324	29,324
Baxter International, Inc.	555 North Daniels Way, Bloomington, IN	Warehouse	125,500	10/2004	9/2016	Fee	872	10,500	10,779
Becton, Dickinson and Company(5)	5859 Farinon Drive, San Antonio, TX	Office	95,898	12/2012	3/2021	Fee	1,445	18,100	18,100
Bunge North America, Inc.	6700 Snowden Road, Fort Worth, TX	Industrial	107,520	4/2007	4/2026	Fee	685	10,100	10,268
Cadbury Holdings Limited	945 Route 10, Whippany, NJ	Office	149,475	1/2005	3/2021	Fee	3,740	48,000	50,231
Capital One Financial Corporation	3905 N. Dallas Parkway, Plano, TX	Office	159,000	6/2005	2/2015	Fee	2,419	27,900	31,175
Choice Hotels International, Inc.(6)	10720, 10750 & 10770 Columbia Pike, Silver Spring, MD	Office	223,912	11/2004	5/2013	Fee	2,510	43,500	47,529
Cimarex Energy Company (Development Property)(7)	206 S. Cheyenne, Tulsa, OK	Office	N/A	7/2011	N/A	Joint Venture/Fee	–	41,691	41,691
Comcast Corporation	7475 S Joliet St, Englewood, CO	Office	61,436	12/2012	12/2020	Fee	553	7,000	7,000
Cooper Tire & Rubber Company	500 Bartram Parkway, Franklin, IN	Warehouse	807,042	12/2010	5/2021	Fee	2,674	32,500	32,562
County of Yolo, California	25 North Cottonwood Street, Woodland, CA	Office	63,000	1/2007	6/2023	Fee	1,125	16,400	16,857
Crozer-Keystone Health System	8 and 10 Morton Avenue, Ridley Park, PA	Medical Office	22,708	8/2004	4/2019	Ground Lease	469	4,477	5,879
CVS Corporation	100 Mazzeo Drive, Randolph, MA	Retail	88,420	9/2004	1/2014	Fee	771	10,450	14,101
Del Monte Corporation	2 Nestle Way, Lathrop, CA	Warehouse	751,021	4/2007	12/2017	Estate for Years	2,491	52,357	64,151
Exelis, Inc. (formerly ITT Corporation)	12975 Worldgate Drive, Herndon, VA	Office	167,285	5/2005	3/2019	Fee	5,657	46,081	56,747
Farmers Group, Inc.	3039-3041 Cochran Street, Simi Valley, CA	Office	271,000	1/2007	1/2017	Fee	3,288	41,812	41,879
Farmers New World Life Insurance Company	3003 77th Avenue Southeast, Mercer Island, WA	Office	155,200	12/2005	12/2020	Fee	2,815	39,550	39,612
General Motors Financial Company, Inc.	4001 Embarcadero Drive, Arlington, TX	Office	246,060	12/2006	8/2017	Fee	3,339	43,000	43,374
Invesco Holding Co. Ltd.	4340, 4346 & 4350 South Monaco St., Denver, CO	Office	263,770	3/2006	10/2016	Fee	5,475	69,300	70,020
Johnson Controls, Inc.	6750 Bryan Dairy Road, Pinellas Park, FL	Warehouse	307,275	12/2006	8/2016	Fee	2,223	27,000	27,266
Koninklijke Ahold, N.V.	4001 New Falls Road, Levittown, PA	Retail	70,020	6/2006	4/2026	Fee	1,439	18,575	21,104

Lowes Companies, Inc.(8)	26501 Aliso Creek Rd., Aliso Viejo, CA	Retail	181,160	5/2005	8/2024	Fee	3,470	52,860	53,621
Lowes Companies, Inc.	2401/2501 Elysian Fields Ave., New Orleans, LA	Retail	133,841	11/2011	5/2030	Fee	2,314	28,474	29,624
MetroPCS Communications, Inc.	2250 Lakeside Blvd, Richardson, TX	Office	115,583	5/2012	11/2018	Fee	2,592	16,676	16,676
Michelin North America, Inc.	5600 Cane Run Rd, Louisville, KY	Warehouse	150,000	9/2010	5/2021	Fee	804	8,071	8,071
Multi-tenant (Dodge building)	9394 West Dodge Road, Omaha, NE	Office	133,685	4/2007	Various	Ground Lease	2,338	10,785	18,617
Multi-tenant (Landmark building)	1299 Farnam Street, Omaha, NE	Office	292,714	4/2007	Various	Ground Lease	2,896	30,097	33,983
Nestle Holdings, Inc.	555 Nestle Way, Breinigsville, PA	Warehouse	1,045,153	4/2007	12/2017	Estate for Years	4,599	74,215	87,688
Omnicom Group, Inc.	1660 North Westridge Circle, Irving, TX	Office	101,120	6/2005	5/2013	Fee	560	18,100	18,333
Pearson Plc.	3833 Greenway Drive and 2201 Noria Road, Lawrence, KS	Office	194,665	4/2006	4/2021	Fee	1,567	20,750	20,837
Praxair, Inc.(9)	1585 Sawdust Rd., The Woodlands, TX	Office	175,035	6/2012	5/2022	Fee	3,028	40,450	40,562
Pulte Mortgage LLC	7390 S. Iola St, Englewood, CO	Office	95,265	12/2012	3/2020	Fee	1,604	19,100	19,100
The Kroger Co.	136 W. Belmont Drive, Calhoun, GA	Retail	65,849	4/2007	1/2022	Estate for Years	465	5,334	7,320
The Kroger Co.	302 Brighton Park Blvd, Frankfort, KY	Retail	53,886	4/2007	1/2022	Estate for Years	422	4,495	6,169
The Kroger Co.	2020 Mallory Lane, Franklin, TN	Retail	62,348	4/2007	1/2022	Estate for Years	564	6,461	8,867
The Kroger Co.	1002 S. Broadway, Georgetown, KY	Retail	62,363	4/2007	1/2022	Estate for Years	491	6,192	8,498
The Kroger Co.	9501 Northshore Drive, Knoxville, TN	Retail	62,348	4/2007	1/2022	Estate for Years	554	6,596	9,053
The Kroger Co.	6678 Covington Hwy., Lithonia, GA	Retail	57,032	4/2007	1/2022	Estate for Years	535	5,834	8,006
The Kroger Co.	540 Island Fort Road, Madisonville, KY	Retail	61,503	4/2007	1/2022	Estate for Years	419	4,265	5,853
The Kroger Co.	808 N. 12th Street, Murray, KY	Retail	56,162	4/2007	1/2022	Estate for Years	449	4,406	6,046
The Kroger Co.	1670 Starlite Drive, Owensboro, KY	Retail	62,360	4/2007	1/2022	Estate for Years	444	5,136	7,048
The Kroger Co.	3651 Peachtree Parkway, Suwanee, GA	Retail	65,726	4/2007	1/2022	Estate for Years	563	7,255	9,957
The Kroger Co.	400 Peachtree Industrial Blvd, Suwanee, GA	Retail	75,558	4/2007	1/2022	Estate for Years	621	8,062	11,064
Tiffany & Co.	15 Sylvan Way, Parsippany, NJ	Office/Warehouse	367,740	9/2005	9/2025	Fee	4,982	75,000	77,640
Time Warner Cable Enterprises LLC	1320 North Dr. Martin Luther King Jr. Drive, Milwaukee, WI	Office	154,849	11/2006	12/2016	Fee	2,144	28,530	29,165
TJX Companies, Inc.	2760 Red Lion Road, Philadelphia, PA	Warehouse	1,015,500	3/2006	6/2021	Fee	6,215	90,125	93,016
T-Mobile USA, Inc.	695 Grassmere Park, Nashville, TN	Office	69,287	11/2006	1/2017	Fee	1,462	16,195	16,250
United States Government (FBI)	200 McCarty Avenue, Albany, NY	GSA (US Government)	98,184	10/2006	9/2018	Fee	1,312	16,350	17,306
United States Government (SSA)	1029 Camino La Costa, Austin, TX	GSA (US Government)	23,311	8/2005	2/2016	Fee	710	6,900	7,016
United States Government (FBI)	1100 18th Street, North, Birmingham, AL	GSA (US Government)	96,278	8/2005	5/2020	Fee	2,797	21,850	26,636

United States Government (DEA)	1003 17th Street North, Birmingham, AL	GSA (US Government)	35,616	8/2005	12/2020	Fee	1,297	13,369	13,770
United States Government (EPA)	300 Minnesota Avenue, Kansas City, KS	GSA (US Government)	71,979	8/2005	3/2023	Fee	2,877	29,250	33,306
United States Government (NIH) (10)	6116 Executive Bvd, Bethesda, MD	GSA (US Government)	207,055	9/2005	11/2013	Fee	6,662	81,500	84,064
United States Government (VA)	Lot 37, Santiago De los Caballeros Avenue, Ponce, PR	GSA (US Government)	56,500	11/2004	2/2015	Fee	1,300	13,218	13,758
Vacant (11)	2909 Pleasant Center Road, Fort Wayne, IN	Warehouse	764,177	4/2007	N/A	Estate for Years	-	43,837	48,136
Vitamin Shoppe Industries Inc. (Development Property) (12)	14038 North Washington Hwy, Ashland, VA	Warehouse	N/A	8/2012	N/A	Fee	-	10,583	10,583
Walgreen Co.	700 Frederick Blvd, Portsmouth, VA	Retail Drug	13,905	11/2004	7/2018	Fee	356	4,165	4,367
WorleyParsons Limited (13)	15721 Park Row Boulevard, Houston, TX	Office	143,797	12/2012	12/2019	Fee	2,820	35,500	35,500
Total			12,123,421				$131,191	$1,731,061	$1,853,967

(1)
Except in the case of our Multi-Tenant Properties, includes lease maturity for our primary tenant. Seven of our owned properties within the Single Tenant Owned Property Portfolio are leased to more than one tenant (see footnotes (4), (5), (6), (8), (9), (10) and (13) below).

(2)
Reflects scheduled base rent due for 2013 under our lease with the tenant or tenants except for development properties. Does not reflect straight-line rent adjustments required under GAAP. Also does not include tenant reimbursements of property expenses or above or below market rent amortization adjustments required by GAAP.

(3)	Includes carry value of any related intangible assets under GAAP.
(4)	As of December 31, 2012, approximately 2% of the property was leased to one other tenant.
(5)
As of December 31, 2012, approximately 48% of the property was leased to two other tenants.  Beginning in April 2013, Becton, Dickinson will begin leasing the space of a vacating tenant at which point one other tenant will occupy 29% of the property.

(6)	As of December 31, 2012, approximately 22% of the property was leased to three other tenants.
(7)
We are currently funding construction of the property on a build-to-suit basis for the tenant. Upon completion of construction (estimated in second quarter 2013), the tenant’s 12 year lease term will commence.

(8)	As of December 31, 2012, approximately 18% of the property was leased to two other tenants.
(9)	As of December 31, 2012, approximately 39% of the property was leased to four other tenants.
(10)	As of December 31, 2012, approximately 4% of the property was leased to two other tenants.
(11)
Until December 31, 2012, the property was leased to Nestlé Holdings, Inc. and subleased by General Mills Operations, Inc. The property became vacant as of January 1, 2013, and is currently being marketed for re-let.

(12)
We are currently funding construction of the property on a build-to-suit basis for the tenant. Upon completion of construction (estimated in second quarter 2013), the tenant’s 15 year lease term will commence.

(13)	As of December 31, 2012, approximately 9% of the property was leased to two other tenants.

Ground Leased and Estate for Years Properties

With respect to certain of our owned properties, we own the improvements on the land and control the land through a ground lease or an estate for years with an option to enter into a ground lease at the expiration of the estate for years. A third party owns the land or a future interest in the land. For most of these properties, we also have an option to purchase the land at fair market value at various scheduled dates in the future. If we exercise the purchase option, the fair market value will be agreed to by us and the land owner or if the parties cannot agree determined through an appraisal process.

We have the right to transfer our interest in all of these properties at any time and our interest in all of these properties will revert to the land owner at the expiration of the ground lease estate unless we have purchased the land or extended the leasehold estate. The approximate duration of our interest in these properties assuming the full estate for years term, if any, and all ground lease options are exercised, is as follows: Breinigsville, PA, Lathrop, CA and Fort Wayne, IN warehouse properties, 60 years; Kroger properties, 69 years; Omaha, NE properties, 63 years; and Crozer-Keystone Health System property, 34 years.

Multi-Tenant Properties

We have classified two owned properties within our portfolio as multi-tenant properties, as each is no longer leased primarily by a single tenant.  Both properties are located in Omaha, NE.  We have not classified properties leased primarily but not exclusively by one tenant as multi-tenant properties.

The following table summarizes certain additional information about the two multi-tenant properties as of December 31, 2012:

Location	Pct Leased	Number of Tenants	Major Tenants (Lease Maturity (1))
9394 West Dodge Road, Omaha, NE	99%	6	Hayneedle Inc. (Feb 2016), The Maids International, Inc. (Aug 2016), Union Pacific Railroad Company (Jun 2018), Dex Media, Inc. (Aug 2015)
1299 Farnam Street, Omaha, NE	70%	16	Pacific Life Insurance Company (Jun 2015), G4S Technology LLC (Aug 2013), Stinson Morrison Hecker, LLP (Jun 2015), Booz Allen Hamilton Inc. (Jun 2013)

(1)	Reflects the date of the tenant’s early termination option where applicable, which if exercised would require the tenant to pay an early termination fee.

We continue to actively market the remaining space at the 1299 Farnam Street property to prospective tenants and expect to fill that space over time, though we cannot make any assurance as to when and on what terms will be able to do so.

Loan Investments

As of December 31, 2012, loan investments aggregated approximately $27.5 million, or approximately 2% of our portfolio. All of our loan investments were originated and underwritten by us and are secured by single tenant commercial real estate collateral. Our loan investments are comprised principally of:

•	Long-term mortgage loans: fully or nearly fully amortizing first mortgage loans on properties subject to long-term net leases.

•
Corporate credit notes: fully amortizing notes with each representing one of two notes comprising a single first mortgage loan on a net lease property with loan cash flows allocated and priorities to the loan collateral established among the two notes. Each corporate credit note generally ranges from 10% to 20% of the original loan amount, and has a junior claim on the real estate mortgage, but a senior claim on the rents in the event of a tenant bankruptcy and lease rejection.

We expect our new investment activity will continue to consist primarily of the ownership of real properties.  However, we may make long-term mortgage loans, corporate credit notes and other loan and loan type investments, including mezzanine loans, bridge loans, development loans and preferred equity financings, from time to time on an opportunistic basis in the future.

The following is a tabular presentation of our loan portfolio as of December 31, 2012:

							(in thousands)
Tenant or Guarantor	Location	Property Type	Square Feet	Coupon	Lease Expiration	Loan Maturity	Original Principal Balance	Principal Balance	Carry Value	Loan to Realty Value (1)
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	Bank Branch	4,500	6.42%	12/2026	12/2026	$3,469	$3,082	$3,082	69%
CVS Corporation	Evansville, IN	Retail Drug	12,900	6.22%	1/2033	1/2033	3,351	3,009	3,009	68%
CVS Corporation	Greensboro, GA	Retail Drug	11,970	6.52%	1/2030	1/2030	1,395	1,172	1,172	69%
CVS Corporation	Shelby Twp., MI	Retail Drug	11,970	5.98%	1/2031	1/2031	2,540	2,297	2,297	81%
Koninklijke Ahold, N.V.	Bensalem, PA	Retail	67,000	7.24%	5/2020	5/2020	3,153	2,250	2,277	65%
Lowes Companies, Inc.(2)	Framingham, MA	Retail	156,543	N/A	10/2031	9/2031	5,545	5,651	1,830	80%
Walgreen Co.	Dallas, TX	Retail Drug	14,550	6.46%	12/2029	12/2029	3,534	2,949	2,949	69%
Walgreen Co.	Nacogdoches, TX	Retail Drug	14,820	6.80%	9/2030	9/2030	3,649	3,179	3,179	62%
Walgreen Co.	Rosemead, CA	Retail Drug	12,004	6.26%	12/2029	12/2029	5,333	4,522	4,522	63%
							31,969	28,111	24,318

Corporate Credit Notes
Federal Express Corporation	Bellingham, WA	Warehouse	30,313	5.78%	10/2018	3/2015	362	124	123	57%
Hercules Incorporated	Wilmington, DE	Office	518,409	9.32%	5/2013	5/2013	20,000	2,470	2,470	59%
Lowes Companies, Inc.	N. Windham, ME	Retail	138,134	5.28%	1/2026	9/2015	1,140	392	389	72%
Walgreen Co.	Jefferson City, TN	Retail Drug	14,266	5.49%	3/2030	5/2015	786	232	232	73%
							22,288	3,218	3,214

Total							$54,257	$31,329	$27,532

(1)
All percentages have been rounded to the nearest whole percentage. Loan to realty value is the ratio of the principal balance of the loan as of December 31, 2012 to the appraised value of the real estate that secures the loan at the time the loan was made. The current value of the real estate may be different. The loan to realty value for each corporate credit note includes the principal balance of the portion of the loan we have sold.

(2)	The loan is a zero coupon note, with a balloon balance of $9,784 due in full at the maturity date of September 2031.

Commercial Mortgage-Backed and Other Real Estate Securities

As of December 31, 2012, real estate securities aggregated approximately $62.3 million, or approximately 3% of our portfolio. Our securities investments are currently comprised primarily of pro rata investments in one or more first mortgage loans on properties net leased to a single tenant. While these investments are structurally similar to our long-term mortgage loan investments, we classify them as securities for financial reporting purposes because they have a CUSIP number.  Our securities investments also include senior, subordinate and interest-only classes of primarily net lease loan securitizations.

Our securities investments as of December 31, 2012 are summarized in the following table:

		(In Thousands)
Security Description	CUSIP No.	Face Amount (1)	Carry Value	Cost Basis	Coupon	Maturity Date
Investments in Commercial Mortgage Loan Securitizations
BACM 2006-4, Class H (rated D)	05950WAT5	$4,000	$60	$–	6.01%	Sep 2016
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	05947UJE9	714	625	625	8.44%	Sep 2019
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	05947UJF6	1,090	935	933	8.40%	Jan 2021
CALFS 1997-CTL1, Class D (rated B-)	140281AF3	2,550	2,423	2,550	6.16%	Nov 2017
CMLBC 2001-CMLB-1, Class H (rated B-)	201736AM7	11,907	5,954	7,321	6.25%	Mar 2024
CMLBC 2001-CMLB-1, Class J (rated D)	201736AN5	6,383	1,213	362	6.25%	Oct 2025
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	63859CCG6	3,474	3,210	3,474	10.36%	Jan 2024
		30,119	14,419	15,265

Investments in Certificated Mortgage Loan Transactions
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B)	72817#AA6	23,487	21,675	23,741	6.70%	Sep 2020
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	126650BB5	16,216	18,689	16,216	5.88%	Jan 2028
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	008686AA5	6,546	7,534	6,616	7.82%	Jan 2020
		46,249	47,899	46,573

Total		$76,368	$62,318	$61,838

(1) Represents face amount or, in the case of the NLFC 1999-LTL-1, Class X (IO) bond, our amortized cost.

The weighted average life of our securities portfolio as of December 31, 2012 was 6.5 years.

Portfolio Financing

A key component of our portfolio financing strategy is to finance most of our assets with attractive, low cost debt.  Doing so allows us to invest in a greater number of assets and enhance our asset returns. We seek to finance many of our assets with conservative levels of long-term, fixed rate, non-recourse debt.  The use of non-recourse debt enables us to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We also in most case employ amortizing debt on our assets, or debt that will diminish over time as we make scheduled principal payments.

We also have been building an unencumbered pool of assets to improve financial flexibility and expect to continue to pledge most of these assets to a revolving line of credit in order to provide us with an immediate source of liquidity through borrowings under the line.  We have also pledged certain of our remaining loan assets to a floating rate, recourse, term loan, where the borrowings are expected to fully amortize over the loan term as principal payments are received on the loans.

As of December 31, 2012, the following statistics summarize various aspects of our overall portfolio financing position:

•	overall leverage of approximately 61%;

•	$1.0 billion of non-recourse first mortgage debt at a weighted average coupon of 5.39% and a weighted average effective financing rate of 5.6%;

•	$72.4 million of non-recourse secured term debt at a coupon of 5.81% and an effective financing rate of 6.0%; and

•	$67.7 million of recourse debt to the lenders under two floating rate LIBOR based credit agreements at an effective financing rate of 4.1%.

We expect our leverage levels to continue to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

Revenue Concentrations in 2012

The United States Government accounted for approximately 13.1% of our total revenue during 2012. The United States Government accounted for approximately 13.8% of our total revenue from our owned properties segment during 2012. Other than the foregoing, we had no greater than 10% revenue concentrations based on total revenue or on a total revenue by segment basis during 2012. Approximately 20.2% and 17.9%, respectively, of our total revenue from our debt investments segment during 2012 was obtained from investments where Alcatel-Lucent USA Inc. or CVS Corporation is the tenant (or lease guarantor), but not our obligor.

Build-to-Suit Program

In recent years we have expanded our new investment activity beyond the traditional investment in completed properties with tenants in occupancy and paying rents, to include build-to-suit projects.  Through our build-to-suit program, we seek to source investments at higher rates of return relative to completed projects. We believe that by entering into projects with established developer partners, we can provide the capital needed to get projects built, while at the same time, securing long-term investment assets for our company at yields significantly higher than those available for completed properties. We have sourced a series of investments through this program since it was launched in 2010, and expect this program to continue to be a component of our new investment activity in the future.

We have also been exploring investment in speculative development projects and may look to make limited investments in such projects in the future.

Transaction Review Process

Once a prospective investment opportunity is identified, the transaction undergoes a comprehensive review and due diligence process that is overseen by our investment committee, which includes our chief executive officer, president, chief financial officer and chief investment officer. The focus of our asset review falls into the following areas:

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

Prior to entering into any transaction, our investment professionals, assisted by our chief investment officer and chief financial officer as necessary, conduct a review of the tenant’s credit quality. This review may include reviews of publicly available information, including any public credit ratings, financial statements, debt and equity analyst reports, and reviews of corporate credit spreads, stock prices, market capitalization and other financial metrics.

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

Assuming that the credit of the tenant under the lease is satisfactory, a thorough review is then conducted into the quality of the lease, focusing primarily on the landlord’s obligations under the lease and those provisions of the lease that would permit the tenant to terminate or abate rent prior to the conclusion of the primary lease term. We analyze the lease to ensure that any property expenses not borne by the tenant are sufficiently underwritten. Each lease is also reviewed by outside counsel and a lease summary is provided to our investment professionals for use in evaluating the transaction.

We conduct a review with respect to the quality of the real estate subject to the lease. The property is reviewed from a traditional real estate perspective, including quality of construction and maintenance, location and value of the real estate and technical issues such as title, survey and environmental. Appraisals, environmental and engineering reports are obtained from third-parties and reviewed by our investment professionals and/or legal counsel. We thoroughly review the property’s real estate fundamentals, including location and type of the property, vacancy rates and trends in vacancy rates in the property’s market, rental rates within the property’s market, recent sales prices and demographics in the property’s market. As described in detail under “Our Portfolio—Owned Properties” above, we target properties with one or more of the following: located in good markets with strong growth prospects, fungible asset type, barriers to entry in the market, and a core facility of the tenant. In addition, we may evaluate, or engage a third-party provider to evaluate, alternative uses for the real estate and the costs associated with converting to such alternative uses, as well as examine the surrounding real estate market in greater detail.

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

•	evaluates the leveraged and unleveraged yield on the asset and how that yield compares to our target yields for that asset class and our analysis of the risk profile of the investment; and

•	determines our plans for financing the asset.

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

We believe that we can continue to grow our business without the need to significantly expand our general and administrative costs and headcount.

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

Competition

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

At December 31, 2012, we were not aware of any environmental concerns that would have a material adverse effect on our financial position or results of operations.

Employees

As of December 31, 2012, we had 17 full-time employees. We have an experienced staff, many of the members of which have been previously employed by the real estate departments from major financial institutions, law firms and rating agencies. We believe that our relations with our employees are good. None of our employees are unionized.

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

Current economic and commercial real estate conditions continue to show signs of weakness and could negatively impact our ability to execute on our business plan.  For example, these conditions could adversely impact our ability to:

•	add new assets to the portfolio, which could cause our common stock price to decline;

•	retain tenants or promptly re-let vacant space on favorable terms or at all as leases mature, which could result in a reduction of our funds from operations and cash available for distribution;

•	sell assets or refinance debt on favorable terms or at all, which could result in a reduction of our results of operations and weaken our liquidity and financial condition; and

•	raise additional equity capital to support our business on favorable terms or at all, which could cause our common stock price to decline.

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

We conduct a significant part of our business with Wells Fargo Bank, N.A. and its affiliates, and their continued business with us is not guaranteed.

We rely on Wells Fargo Bank, N.A. and its affiliates in various aspects of our business. For example:

•	Wells Fargo Bank and its affiliates provide us with asset financing through a revolving credit agreement.

•	We have obtained mortgage financing on our owned properties from Wells Fargo Bank (as successor to Wachovia Bank, N.A.) in the past, and we expect to continue to do so in the future.

•	Affiliates of Wells Fargo Bank have performed investment banking services for us, including in connection with our initial public offering and various of our other public equity offerings.

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

The markets in which we compete for investments are competitive and our pace of investment activity continues to be impacted by competitive and market conditions. If our pace of investment activity does not match market expectations the market price of our common stock could be adversely affected.

Risks Related to Portfolio Assets

Single tenant leases involve significant risks of tenant default.

Most of the properties we own are leased to a single tenant. Therefore, a default in payment by a single tenant under its lease is likely to cause a complete reduction in the operating cash flows from that property and a significant reduction in the value of that property, and could cause a significant reduction in our revenues, cash flows and hence our liquidity, and a significant impairment loss recorded directly to our Statement of Operations.

Credit ratings may prove to be inaccurate.

We consider credit ratings assigned by S&P and/or Moody’s to our tenants, their guarantors or parent companies when making investment and leasing decisions. A credit rating is not a guarantee of continued financial performance and only reflects the rating agency's opinion of an entity's ability to meet its financial commitments, such as its senior unsecured obligations, in accordance with their stated terms. A rating may ultimately prove not to accurately reflect the credit risk associated with a particular tenant. In addition, ratings may be changed, qualified, suspended, placed on watch or withdrawn over time. If a tenant’s rating is downgraded, qualified, suspended, placed on watch or withdrawn, such tenant may be more likely to default in its obligations to us, and investors may view our cash flows as less stable.

An adverse change in the financial condition of one or more tenants could have a material adverse impact on us.

We rely on rent payments from our tenants for our cash flows and make property investments based on the financial strength of such tenant and our expectations of their continued payment of rent under the lease, among other factors. Adverse changes in the financial condition of the tenants or the certainty of their ability to pay rents could have a material adverse impact on us. For example:

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

•
An adverse change in the financial condition of one or more of our tenants or a decline in the credit rating of one or more of our tenants could make it more difficult for us to arrange long-term financing for that asset, including by increasing our cost of financing.

Our assets may be subject to impairment losses and losses of disposition, which could materially adversely affect our financial condition and results of operations.

We periodically evaluate our investments for impairment indicators. If we determine that an impairment has occurred (and solely in the case of our securities investments, the impairment is due to credit factors), we would be required to reduce the carrying value of the investment, and record a loss directly to the Statement of Operations in the applicable period. The judgment regarding the existence of impairment indicators is based on a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants, our expectations regarding future cash flows and the estimated fair value of our investment and/or related collateral. We have incurred substantial impairment losses and losses on disposition in the past, and may continue to do so in the future. These losses could have a material adverse effect on our financial condition and results of operations.

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

We are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to certain tenants.

We are subject to tenant credit concentrations, the most significant of which are the following as of December 31, 2012:

•	approximately $195.9 million, or 10.1%, of our assets represent investments in seven properties leased to the United States Government;

•	approximately $93.0 million, or 4.8%, of our assets represent investments in one property leased to TJX Companies, Inc.; and

•	approximately $89.1 million, or 4.6%, of our assets represent investments in one property leased to, or lease guaranteed by, Aon Corporation.

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

We are subject to industry concentrations, the most significant of which are the following as of December 31, 2012:

•
approximately $263.1 million, or 13.5%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the insurance industry (e.g., Aon Corporation, Allstate Insurance Company, Farmers New World Life Insurance Company and Aetna Life Insurance Company);

•
approximately $212.3 million, or 10.9%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the food and beverage industry (e.g., Del Monte Corporation, Nestlé Holdings, Inc., Cadbury Holdings Limited and Bunge North America, Inc.);

•
approximately $209.7 million, or 10.8%, of our assets represent investments in properties leased to, or leases guaranteed by, federal or state governmental entities or branches or units thereof (e.g., United States Government and County of Yolo, California);

•
approximately $165.0 million, or 8.5%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the financial industry (e.g., Capital One Financial Corporation, General Motors Financial Company, Inc., Invesco Holding Co. Ltd. and Pulte Mortgage LLC);

•
approximately $143.2 million, or 7.4%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the energy industry (e.g., AMEC plc, Cimarex Energy Company, Praxair, Inc. and WorleyParsons Limited); and

•
approximately $118.8 million, or 6.1%, of our assets represent investments in properties leased to, or leases guaranteed by, companies in the retail grocery industry (e.g., The Kroger Co. and Koninklijke Ahold, N.V.).

Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows and hence our liquidity or material losses to our company.

We are subject to geographic concentrations that make us more susceptible to adverse events in these areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2012:

•	approximately $210.0 million, or 10.8%, of our assets represent investments in properties located in the Philadelphia, PA metropolitan area;

•	approximately $188.3 million, or 9.7%, of our assets represent investments in properties located in the Washington, D.C. metropolitan area;

•	approximately $152.1 million, or 7.8%, of our assets represent investments in properties located in the Dallas/Fort Worth, TX metropolitan area;

•	approximately $127.9 million, or 6.6%, of our assets represent investments in properties located in the Northern New Jersey area;

•	approximately $109.4 million, or 5.6%, of our assets represent investments in properties located in the Chicago, IL metropolitan area;

•	approximately $101.5 million, or 5.2%, of our assets represent investments in properties located in the Houston, TX metropolitan area; and

•	approximately $100.0 million, or 5.2%, of our assets represent investments in properties located in the Southern California area.

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

We invest in assets where the underlying tenant’s credit rating is below investment grade (approximately $309.5 million, or 16.8%, of our portfolio as of December 31, 2012). Investments backed by below investment grade tenants have comprised a larger percentage of our new investment activity in recent years and may continue to do so in the future. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

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

Real estate investments are relatively illiquid. Our ability to vary our portfolio by selling and buying investments in response to changes in economic and other conditions is limited. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our investments, our ability to do so and the prices we receive upon sale may be affected by many factors, including, whether the property is leased and if it is leased, the duration and other terms of the lease, as well as debt structures in place on the investment, any limits of our form of property ownership such as an estate for years or ground lease, the number of potential buyers, the number of competing properties on the market and other market conditions. As a result, we may be unable to sell our investments for an extended period of time or without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition.

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

Upon the maturity of leases at our properties, we may not be able to renew the leases or re-let all or a portion of that property, or the terms of renewal or re-letting (including the cost of concessions to tenants) may be less favorable to us than the current lease terms. We focus on single tenant properties and non-renewal of the lease by the tenant is likely to result in some downtime before the property is re-leased and a complete reduction in the cash flows from the property until the property is re-let. In addition, we will be responsible for all of the operating costs following a vacancy at a single tenant building. In addition to our Fort Wayne, IN property where the lease expired on December 31, 2012, we have certain other leases which are scheduled to mature during 2013.  See Item 1 of this Form 10-K under “Business—Our Portfolio—Owned Properties—Lease Expirations.”

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

Current economic conditions could adversely impact our ability or the terms under which we are able to renew leases as they mature or re-let vacant space.

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

We have begun and expect to continue to make new investments through our build-to-suit program, where we engage experienced developers as partners and agree to fund and construct commercial real estate projects on a build-to-suit basis for large corporate tenants.  As of December 31, 2012, we had two such projects in process, one for Cimarex Energy Co. in Tulsa, OK and another for Vitamin Shoppe, Inc. in Ashland, VA.  We are subject to certain risks associated with the development of these or any other properties we intend to develop, including the following:

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

We also may enter into development projects on a speculative or other than build-to-suit basis in the future.  In addition to the risks set forth above, these projects would expose us to a variety of additional risks, including the following:

•	We may not be able to lease the available space in our recently completed projects at rents or occupancy levels that are sufficient to be profitable.

•	Delays in construction and leasing could subject us to increased expenses and construction costs, and reduce the profitability of the project.

•	Some developments may fail to achieve expectations, possibly making them unprofitable.

•	We may abandon development opportunities after we begin to explore them and as a result, we may fail to recover costs already incurred.

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

The Financial Accounting Standards Board and International Accounting Standards Board continue to propose and re-propose significant modifications to lease accounting rules, including a requirement that landlords and tenants capitalize lease rights and obligations on their balance sheets. The effective dates of these possible accounting changes, if any, are unknown at this time. The new rules if adopted could materially impact our financial statements by requiring us to capitalize our leases and change the timing of recognition of lease income. The rules could adversely affect us by causing tenants to approach their leasing decisions differently. Tenants may favor owning as opposed to leasing properties, because this accounting change may remove many of the differences in the way tenants account for owned property versus leased property. Tenants may also prefer shorter lease terms, in an effort to reduce the lease liability required to be recorded on the balance sheet. Tenants may also disfavor lease renewal options, as the new rules may require a tenant to assume that a renewal right would be exercised and accrue a liability relating to the longer lease term.

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments on the debt, and the risk that we will be unable to refinance our existing indebtedness, or that the terms of such refinancing will not be as favorable as the terms of our existing indebtedness. As of December 31, 2012, the scheduled principal payments on our long-term debt over the next five years and thereafter were as follows:

	Expected Maturity Dates
	2013	2014	2015	2016	2017	Thereafter
	(in thousands, notional amounts)
Mortgages on real estate investments	$73,573	$183,975	$269,583	$278,214	$86,263	$119,146
Credit agreements	2,267	3,260	62,128	–	–	–
Secured term loan	14,242	12,851	11,862	12,516	7,680	13,267
Convertible senior notes	–	–	–	–	19,210	–
Other long-term debt	–	–	–	–	–	30,930

Included in the above amounts are balloon payments on our debt instruments, including $55 million aggregate of non-recourse mortgage debt due in May 2013 on our Choice Hotels, Capital One and Omnicom properties. Most of our debt provides for balloon payments that are payable at maturity. Our ability to make these balloon payments will depend upon our cash balances and borrowing capacity under our revolving credit agreement and our ability to refinance the related debt, raise additional capital and/or sell assets or any related collateral. Our ability to refinance debt, raise capital and/or sell assets will in turn be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any. We cannot provide any assurance that we will be able to repay our debt or refinance it on terms as favorable as the existing indebtedness or at all. If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related collateral at a price that generates sufficient proceeds to make the scheduled balloon payments, we could lose all or a substantial portion of our investment in the asset financed.

Our credit agreements, convertible senior notes and other long-term debt referenced in the table above are recourse obligations, meaning that our lender will have general recourse against our assets if we fail to make required payments on the debt.

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

Our credit agreements are secured, recourse obligations and expose us to interest rate and unexpected prepayment risks.

We have financed certain of our investments pursuant to credit agreements we have entered into with Wells Fargo Bank and KeyBank. These borrowing agreements expose us to a variety of risks, including the following:

•	They are priced at floating rates based on LIBOR, or the London Interbank Offered Rate. Therefore, increases in LIBOR rates will cause our borrowing costs to increase and our net income to decrease.

•
Our obligations are secured by the assets we have pledged to the lender and recourse to all of our other assets. If we fail to make the required debt service payments, the lender can foreclose on the pledged assets and we could lose all or a substantial portion of our investment in such assets.  Further, in the event we are unable to satisfy our payment obligations under the agreements from the assets securing the borrowings, we will remain obligated to satisfy these obligations out of other assets of our company.

•
We have pledged certain assets which we refer to as the borrowing base to the lender to secure our obligations, and the value of the borrowing base determines the amount we may borrow.  The value of the borrowing base is subject to periodic redetermination which could require us to repay a portion of our then-outstanding borrowing, referred to as an overadvance.  The primary factors that could cause the value of the borrowing base to decline are a decline in net operating income from the property or a reduced valuation based on an updated appraisal which may be obtained by the lender at any time.  A failure to repay such an overadvance would be a default under the agreements and could have a material adverse effect on our financial and liquidity position.

•
Our credit agreement with Wells Fargo Bank is an uncommitted revolver, meaning the lender must agree to each asset financed, and we cannot assure you that we will be able to finance assets on this facility at any given time.

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

•
To the extent we have financed our assets under our variable rate credit agreements with Wells Fargo Bank and KeyBank, our debt service requirements will increase as short-term interest rates rise. In addition, if short-term interest rates rise in excess of the yields on our assets financed, we will be subject to losses.

•
Our lenders will have a first priority claim on the collateral we pledge and the right to foreclose on the collateral. Therefore, if we default on our debt service obligations, we would be at risk of losing the related collateral.

•
Our credit agreements with Wells Fargo Bank and KeyBank are fully recourse lending arrangements. Therefore, if we default on either of these agreements, the lender will have general recourse to our company’s assets, rather than limited recourse to just the assets financed.

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

As of December 31, 2012, the three warehouse properties we own in Breinigsville, PA, Lathrop, CA and Fort Wayne, IN all serve as collateral for a single mortgage note. In addition, (1) our secured term loan is secured by interests in 28 of our investments, (2) our credit agreement with Wells Fargo Bank is secured by interests in 16 of our owned properties and (3) our credit agreement with KeyBank is secured by interests in 11 of our investments. To the extent that any of our investments are cross-collateralized, the lender will have recourse to any and all of the assets that secure the debt in the event that we default under the loan documents. Therefore, cross-collateralizing our investments generally exposes us to increased risk of loss under the related financing arrangement.

In addition, our credit agreements with Wells Fargo Bank and KeyBank and our convertible senior notes contain cross-default provisions, meaning that a default under one obligation could result in the other lender accelerating the maturity of our obligations to them.

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

Our network of investment sale brokers may sell investment opportunities to our competitors.

An important source of our investments is our network of investment sale brokers. These brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with many of these brokers and actively compete with us in our efforts to obtain investments from these brokers. As a result, we may lose potential transactions to our competitors, causing our investment pace to fail to meet market expectations, which could have a material adverse effect on the market price of our stock.

Joint venture investments will expose us to certain risks.

We may from time to time enter into joint venture transactions for portions of our existing or future portfolio assets, which may include certain of our real properties and/or some or all of our loan and securities investments. Investing in this manner subjects us to certain risks, among them the following:

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

We expect to fund future investments primarily from debt or equity capital. Therefore, our ability to grow is dependent upon the availability of debt or equity capital from public or institutional investors. Further, additional debt and/or equity capital may not be available to us at an acceptable cost. The capital markets also have been, and in the future may be, adversely affected by various other events or conditions beyond our control, such as the credit crisis, financial turmoil and economic recession that occurred over the past several years, the United States’ military involvement in the Middle East and elsewhere, the terrorist attacks on September 11, 2001, the ongoing War on Terrorism by the United States and the bankruptcy of major companies, such as Lehman Brothers Holdings Inc. and Enron Corp. Events such as an escalation in the War on Terrorism, new terrorist attacks, or additional bankruptcies in the future, as well as other events beyond our control, could adversely affect the availability and cost of capital for our business. As a REIT, we will also be dependent upon the availability and cost of capital in the REIT markets specifically, which can be impacted by various factors such as interest rate levels, the strength of real estate markets and investors’ appetite for REIT investments. We cannot assure you that we will be successful in attracting sufficient debt or equity financing to fund future investments, or at an acceptable cost.

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

As of December 31, 2012, approximately 45.1% of our common stock was owned by five different institutional investors (based on SEC filings made by these investors). This concentration of ownership could have an adverse impact on the value of your investment, including as a result of the following:

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Our corporate offices are located at 1065 Avenue of the Americas, New York, NY 10018. Our lease at this property expires in January 2023.

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

PART II.

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information and Holders of Record

Our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LSE” since our initial public offering on March 19, 2004. On February 15, 2013, the reported closing sale price per share of common stock on the NYSE was $6.10 and there were 658 holders of record of our common stock. The table below sets forth the quarterly high and low sales prices of our common stock on the NYSE for the periods indicated.

Fiscal Year	Low	High
2011
First Quarter	$5.18	$6.01
Second Quarter	4.73	5.60
Third Quarter	3.47	5.01
Fourth Quarter	3.06	4.33

2012
First Quarter	$3.85	$4.41
Second Quarter	3.85	4.26
Third Quarter	4.09	5.45
Fourth Quarter	4.65	5.62

Dividends

The table below sets forth the cash dividends paid on our common stock for the periods indicated:

Quarter Ended	Dividend Payment Date	Dividend per Share
2011
March 31, 2011	April 15, 2011	$0.065
June 30, 2011	July 15, 2011	0.065
September 30, 2011	October 17, 2011	0.065
December 31, 2011	January 17, 2012	0.065

2012
March 31, 2012	April 16, 2012	$0.065
June 30, 2012	July 16, 2012	0.065
September 30, 2012	October 15, 2012	0.070
December 31, 2012	January 15, 2013	0.075

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

Tax Characteristics of 2012 Dividends

The following table summarizes the taxable nature of our common dividends during 2012:

Total common dividend per share (tax basis)	$0.275
Capital gain	0.00%
Ordinary income	0.00%
Return of capital	100.00%
100.00%

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with that of the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 REIT Index from December 31, 2007 through December 31, 2012. The graph assumes that you invested $100 at the close of market on December 31, 2007 in our common stock and each of the indexes, with dividends reinvested.  The comparisons in this graph are provided in accordance with Securities and Exchange Commission disclosure requirements and are not intended to forecast or be indicative of the future performance of our common stock.

Company / Index	Base Period 12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
CapLease, Inc.	100	22.18	60.17	83.68	61.60	90.03
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 500 REIT Index	100	58.81	73.52	96.85	109.02	130.29

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

We did not repurchase any shares of common stock during the three months or year ended December 31, 2012, through the above program or otherwise.  As of December 31, 2012, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

Item 6.             Selected Financial Data.

The following selected historical financial information for the five years ended December 31, 2012 is derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included in this Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Operations data
Revenues:
Rental revenue	$137,126	$127,995	$121,661	$121,513	$121,652
Interest income from loans and securities	7,768	19,655	27,621	30,667	35,039
Tenant reimbursements	16,287	13,900	12,159	11,473	11,457
Other revenue	861	793	974	1,532	764
Total revenues	162,042	162,343	162,415	165,185	168,912
Expenses:
Interest expense	67,137	76,595	83,024	88,195	95,963
Property expenses	27,798	25,741	23,038	20,008	19,497
General and administrative expenses	11,642	10,581	10,604	10,757	10,443
General and administrative expenses - stock based compensation	3,200	2,785	2,541	2,118	1,978
Depreciation and amortization expense on real property	48,189	47,313	44,636	44,614	44,516
Other expenses	1,001	199	267	308	314
Total expenses	158,967	162,214	164,110	166,000	172,711
Other gains (losses):
Gain (loss) on investments, net	1,009	648	(7,949)	(10,886)	(3,309)
Provision for loss on property investment	—	—	—		—
Loss on derivatives	—	—	—	—	(19,496)
Gain (loss) on extinguishment of debt, net	10,790	(3,698)	(293)	9,829	1,713
Total other gains (losses)	11,799	(3,050)	(8,242)	(1,057)	(21,092)
Provision for income taxes	—	—	—	(201)	—
Income (loss) from continuing operations	14,874	(2,921)	(9,937)	(2,073)	(24,891)
Discontinued operations:
Income (loss) from discontinued operations	(1,372)	(2,798)	(3,255)	4,054	1,957
Gain (loss) on investments, net	(15,229)	1,426	—	—	—
Provision for loss on property investment	—	(16,423)	—	(15,999)	(354)
Gain on extinguishment of debt	—	18,861	—	—	—
Total discontinued operations	(16,601)	1,066	(3,255)	(11,945)	1,603
Net loss before non-controlling interest in consolidated subsidiaries	(1,727)	(1,855)	(13,192)	(14,018)	(23,288)
Non-controlling interest in consolidated subsidiaries	27	20	52	51	124
Net loss	(1,700)	(1,835)	(13,140)	(13,967)	(23,164)
Dividends allocable to preferred shares	(10,003)	(6,510)	(5,618)	(2,844)	(2,844)
Net loss allocable to common stockholders	$(11,703)	$(8,345)	$(18,758)	$(16,811)	$(26,008)

Earnings per share:
Income (loss) per common share, basic and diluted:
Income (loss) from continuing operations	$0.08	$(0.15)	$(0.27)	$(0.10)	$(0.61)
Income (loss) from discontinued operations	(0.25)	0.02)	(0.06)	(0.24)	0.04
Net loss per common share, basic and diluted	$(0.17)	$(0.13)	$(0.33)	$(0.34)	$(0.57)
Weighted average number of common shares outstanding, basic and diluted	67,121	64,758	56,189	49,297	45,526
Dividends declared per common share	$0.275	$0.26	$0.245	$0.21	$0.60
Dividends declared per preferred A share	$2.03	$2.03	$2.03	$2.03	$2.03
Dividends declared per preferred B share	$1.55	—	—	—	—

Other data
Cash flows from operating activities	$57,092	$47,768	$47,689	$57,364	$64,359
Cash flows from investing activities	(193,574)	119,605	(25,051)	70,342	9,547
Cash flows from financing activities	95,499	(128,955)	(28,442)	(97,599)	(99,514)

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance sheet data
Real estate investments, net	$1,541,416	$1,401,526	$1,398,399	$1,408,819	$1,510,413
Loans held for investment, net	26,972	33,139	210,040	221,211	285,779
Commercial mortgage-backed securities	62,318	59,435	145,965	153,056	161,842
Cash and cash equivalents	30,177	71,160	32,742	38,546	8,439
Total assets	1,750,443	1,641,623	1,870,271	1,904,415	2,045,525
Mortgages on real estate investments	1,012,075	972,924	928,429	943,811	972,324
Collateralized debt obligations	—	—	254,210	263,310	268,265
Credit agreements	67,655	70,668	105,345	126,262	189,262
Secured term loan	72,417	88,142	101,880	114,070	123,719
Convertible senior notes	19,210	34,522	33,926	49,452	66,239
Other long-term debt	30,930	30,930	30,930	30,930	30,930
Total stockholders’ equity	477,411	384,795	350,472	313,210	323,578

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

Overview

We are a REIT that primarily owns and manages a diversified portfolio of single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. Many of the properties we own are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.

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

As of December 31, 2012, we had an approximately $1.9 billion investment portfolio, comprised almost entirely of owned properties.

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

We are also intensely focused on growing revenues by re-letting vacant space within our portfolio.  As of December 31, 2012, the occupancy rate in our owned property portfolio was 92.9% with virtually all of the vacant space being the vacant warehouse property we own in Fort Wayne, IN (previously leased to Nestlé) which has 764,177 square feet of vacant space and in one of the two office buildings we own in Omaha, NE which has 86,732 square feet of vacant space. We are actively marketing these properties for lease, however, we cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of tenant reimbursements). Our credit agreements with Wells Fargo Bank and KeyBank, as well as the loan agreement with Bank of Oklahoma for the Tulsa, OK development project, are floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular LIBOR rates, increase.

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

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 61% as of December 31, 2012. Our leverage ratios by segment as of December 31, 2012 were approximately 59% for the owned properties segment and 65% for the debt investments segment. See “Liquidity and Capital Resources—Leverage” below for information about our use of leverage ratios and how we compute them.

During 2012, we continued to grow our investment portfolio with approximately $190 million of real property acquisitions and new build-to-suit commitments, and we expect to continue our growth in 2013 and future years.  We expect our leverage level to continue to decrease over time, primarily as a result of scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

We have financed many of our owned properties with long-term, fixed rate, non-recourse debt. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We have also pledged certain of our owned properties to Wells Fargo Bank as lender under a recourse revolving credit agreement, in order to provide us with an immediate source of liquidity through borrowings thereunder.  We had $117.8 million of recourse debt obligations outstanding as of December 31, 2012.

We will be required to repay, refinance or extend our debt obligations at maturity, which we expect, although cannot provide any assurance, that we will be able to do.  To the extent we are unable to refinance or extend debt obligations, we expect to utilize a combination of (i) cash on hand, (ii) borrowings under our Wells Fargo Bank credit agreement, (iii) cash from sales of assets which may include the collateral for the debt, and (iv) cash from future debt or equity capital raises, to fund any liquidity needed to satisfy these obligations. We believe we will be successful in either refinancing, repaying or extending our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.

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

Upcoming Lease Maturities and Expected and Potential Tenant Rollovers

We have certain leases scheduled to mature during 2013, including those described below.

Our lease with Choice Hotels International, Inc. is scheduled to mature in May 2013, and we do not expect that tenant to extend or renew the lease.  The approximately 224,000 square foot office building is located in Silver Spring, MD, and Choice occupies approximately 174,000 square feet.  We are currently marketing the Choice space for re-let at the conclusion of the Choice lease term.  Our annual rental revenue in accordance with generally accepted accounting principles in the United States (GAAP) from the Choice lease is $22.64 per square foot, and we estimate that current market rent for this property is $22 to $27 per square foot.

Our lease with Omnicom Group, Inc. is scheduled to mature in May 2013, and we do not expect that tenant to extend or renew the lease.  The approximately 101,000 square foot office building is located in Irving, TX, and Omnicom is the sole tenant.  We are currently marketing this property for re-let at the conclusion of the Omnicom lease term.  Our annual rental revenue in accordance with GAAP from the Omnicom lease is $13.45 per square foot, and we estimate that current market rent for this property is $12.00 to $14.00 per square foot.

Our leases with the United States Government for the property in Bethesda, MD were extended for 18 months during 2012 and are presently scheduled to mature in November 2013, although we are not aware at this time of the National Institutes of Health’s (NIH) plans with respect to this property beyond the scheduled lease expiration.  The NIH occupies approximately 191,000 square feet in the approximately 207,000 square foot office building.  Our annual rental revenue in accordance with GAAP from the United States Government/NIH leases is $36.45 per square foot, and we estimate that current market rent for this property is $30.00 to $34.00 per square foot.

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

Impairment on Owned Real Properties.

We are required under GAAP to review our owned properties for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. Our estimates could differ materially from actual results.  We have incurred substantial impairment charges and losses on disposition in the past and may continue to do so in the future.

Impairment of Loan Investments.

We are required under GAAP to periodically evaluate each of our loan investments for possible impairment. In accordance with applicable accounting guidance, our impairment analysis includes both a general reserve component (on performing loans) and an asset-specific component (on loans where we have deemed it probable that we will not be able to collect all amounts due according to the contractual terms). Significant judgment is required in the analysis of each component, including (under the general reserve component) making estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries, and (under the asset-specific component) evaluating factors such as the status of the loans (i.e., current or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair market value of our collateral, and the amount and status of any senior debt. These estimates are highly subjective and could differ materially from actual results. As of December 31, 2012, we had a general loan loss reserve of $0.5 million (established in 2008) and no asset-specific loan loss reserves.

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

Other intangible assets acquired include in-place leases and tenant relationships which are valued based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include an estimate of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles is amortized to expense over the anticipated life of the relationships. Through December 31, 2012, we have assigned no value to tenant relationships on any of our acquisitions.

Commercial Mortgage-Backed Securities.

We are required under GAAP to estimate the fair value of our securities investments quarterly. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, collateral values, subordination levels and liquidity of the security. Our estimates of fair value are subject to significant variability based on market conditions, including interest rates and credit spreads. Once we estimate fair value, we are then required under GAAP to assess whether any unrealized losses on securities below our carry value reflect a decline in value which is other-than-temporary. If an other-than-temporarily impaired security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings. Otherwise, losses on the security must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity. Significant judgment is required in this analysis. In determining whether a decline in value is other-than-temporary, we consider whether the decline is due to factors such as changes in interest rates or credit spreads (indicator of temporary decline) or credit rating downgrades on the securities or credit defaults on the underlying collateral assets (indicator of an other-than-temporary decline). In estimating other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood and expected timing of any default, (2) whether we expect to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. We did not record any other-than-temporary impairment losses on our CMBS securities during 2012.  We recorded other-than-temporary impairment losses on our CMBS securities of $48,000 in 2011, and $7.9 million in 2010.

Equity Based Compensation.

Pursuant to our 2004 stock incentive plan, we have made and expect to continue to make awards of restricted common stock and restricted common stock units to our employees with vesting dependent upon the satisfaction of performance criteria. Under applicable accounting guidance, we are required to estimate the probability of vesting of the related shares quarterly and recognize expense (generally equal to the fair market value of the related shares on the grant date) for the number of shares deemed probable to vest over the period the employee is required to perform services. We base our estimates of probability on an assessment of our actual results against the relevant performance criteria. These estimates may change over time as our actual results against the criteria are re-assessed. Changes in these estimates could have a material impact on the expense we recognize.

2012 Transaction Summary

The following summarizes our significant transactions during the year ended December 31, 2012.

Lease Extensions

•
During the first and second quarter, we entered into five-year lease extensions for the warehouse properties we own in Breinigsville, PA and Lathrop, CA.  The approximately 1,045,000 square foot Breinigsville, PA property was renewed with the existing tenant Nestlé USA, Inc., and the approximately 750,000 square foot Lathrop, CA property was renewed with the existing subtenant Del Monte Corporation.

•
During the year, we also extended our leases with the United States Government with respect to the approximately 191,000 square feet of space occupied by the National Institutes of Health at the office building located in North Bethesda, MD.  The leases which were scheduled to expire in May 2012 have been extended until November 2013.

Investments

•
During the second quarter, we acquired a two-office building complex with the larger approximately 203,000 square foot building leased to a subsidiary of AT&T Inc. until March 2020, and the smaller approximately 115,000 square foot building leased to a subsidiary of MetroPCS Communications, Inc. until November 2018.  The buildings are located in Richardson, TX and were purchased for a total purchase price of $46 million.

•
During the second quarter, we acquired an approximately 175,000 square foot office building located in the Woodlands, TX and leased primarily to Praxair, Inc. until May 2022 for a purchase price of $40.5 million.

•
During the third quarter, we agreed to construct a distribution warehouse on a build-to-suit basis for Vitamin Shoppe Industries, Inc. in Ashland, VA with an estimated total investment of $21.7 million.  The project is expected to be completed in the second quarter of 2013.  The lease with Vitamin Shoppe Industries, Inc. is in force and rent and the 15 year lease term will commence upon substantial completion of the building and the satisfaction of certain other conditions.  As of December 31, 2012, we have funded $6.1 million of our expected commitment to the project.  See Note 3 of the consolidated financial statements included in this Form 10-Q.

•
During the fourth quarter, we acquired an approximately 144,000 square foot office building located in Houston, TX and leased primarily to a subsidiary of WorleyParsons Limited until December 2019 for a purchase price of $35.5 million.  See Note 3 of the consolidated financial statements included in this Form 10-K.

•
During the fourth quarter, we acquired two adjacent office buildings with the larger approximately 95,000 square foot property leased to Pulte Mortgage LLC until March 2020, and the smaller approximately 61,000 square foot property leased to Comcast Corporation until December 2020.  The buildings are located in Englewood, CO and were purchased for a total purchase price of $26.1 million.  See Note 3 of the consolidated financial statements included in this Form 10-K.

•
During the fourth quarter, we acquired an approximately 96,000 square foot office building located in San Antonio, TX and leased primarily to Becton, Dickinson & Company until March 2021 for a purchase price of $18.1 million.  See Note 3 of the consolidated financial statements included in this Form 10-K.

•
During the year, we continued to fund construction of the 17-story office building primarily for Cimarex Energy Co. in Tulsa, OK.  As of December 31, 2012, we have funded all of our $24 million expected cash commitment for the $55 million project, and the Bank of Oklahoma is scheduled to fund the remaining project costs.  The project is scheduled for completion in the second quarter of 2013.  See Note 3 of the consolidated financial statements included in this Form 10-K.

Sales

•
During the second quarter, we sold the vacant Johnston, RI property to the former tenant and settled the litigation we had with the tenant regarding its lease surrender obligations for a cash purchase price of $9.75 million.  See Note 6 of the consolidated financial statements included in this Form 10-K.

•
During the third quarter, we continued to reduce the size of our securities portfolio through the sale of two small mortgage-backed securities for total proceeds of $3.7 million and net gain of $0.3 million.  See Note 6 of the consolidated financial statements included in this Form 10-K.

Financings and Debt Repurchases

•
During the first quarter, we refinanced the real property we own in Kansas City, KS and lease to the United States Government (EPA) through a $19.2 million non-recourse mortgage note with a coupon of 3.23% and maturing in March 2023.

•
During the second quarter, we obtained $20.7 million of nonrecourse mortgage financing on the Richardson, TX property purchase described above.  The interest rate payable on the related note is 4.6%, and the note is scheduled to mature in June 2022.

•
During the second quarter, we repurchased the $11 million junior first mortgage note on the three warehouse properties we own in Breinigsville, PA, Lathrop, CA and Fort Wayne, IN from a private investor, for a purchase price, including transaction costs, of $2 million.

•
During the second quarter, we entered into a new $100 million senior secured revolving credit agreement with Wells Fargo Bank, N.A.  Our borrowings under the three year facility bear interest at a floating rate of LIBOR plus 275 basis points.  See Note 9 of the consolidated financial statements included in this Form 10-K.

•
During the third quarter, we obtained $22.4 million of nonrecourse mortgage financing on the Woodlands, TX property purchase described above.  The interest rate payable on the related note is 3.70%, and the note is scheduled to mature in August 2022.

•
During the third quarter, we obtained an up to five year extension of the mortgage debt on the three warehouse properties we own in Breinigsville, PA, Lathrop, CA and Fort Wayne, IN.  The debt was scheduled to mature in August 2012.  The note face amount of $106 million and coupon of 6.32% were not modified by the extension, and the only immediate capital required for the extension was $3 million which was funded into a reserve with the lender for future re-tenanting costs at the Fort Wayne property. See Note 9 of the consolidated financial statements included in this Form 10-K.

•
During the fourth quarter, we repurchased $15.8 million principal amount of our 7.50% convertible senior notes pursuant to the note holder put right that was triggered in October 2012.  Upon completion of the repurchase, we had $19.2 million principal of convertible senior notes outstanding.  See Note 9 of the consolidated financial statements included in this Form 10-K.

•
During the fourth quarter, we entered into a senior secured credit agreement with KeyBank National Association, pursuant to which KeyBank made a $10 million term loan to the Company.  Our borrowings under the three year facility bear interest at a floating rate of LIBOR plus 300 basis points.  See Note 9 of the consolidated financial statements included in this Form 10-K.

•
During the fourth quarter, we obtained $19.5 million of nonrecourse mortgage financing on the Houston, TX property purchase described above.  The interest rate payable on the related note is 4.00%, and the note is scheduled to mature in January 2023.

Capital Raising

•
During the second quarter, we raised net proceeds of $48.3 million from the issuance of a new series of 8.375% Series B cumulative redeemable preferred stock.  See Note 14 of the consolidated financial statements included in this Form 10-K.

•
During the year, we also raised net proceeds of $61.6 million through the issuance of 6,891,080 shares of common stock, 242,282 shares of Series A preferred stock and 941,073 shares of Series B preferred stock through our “at the market offering” program.  See Note 14 of the consolidated financial statements included in this Form 10-K.

Property Acquisitions

During the quarter ended December 31, 2012, we completed the following real estate acquisitions.

Month Acquired	Tenant/ Guarantor	Location	Purchase Price	Capitalization Rate	Lease Expires	Net Rentable Square Feet
December	WorleyParsons Limited(1)	15721 Park Row Boulevard Houston, TX	$35.5 million	8.2%	December 2019	143,797
December	Comcast Corporation	7475 South Joliet Street Englewood, CO	$7 million	9.4%	December 2020	61,436
December	Pulte Mortgage LLC	7390 South Iola Street Englewood, CO	$19.1 million	8.8%	March 2020	95,265
December	Becton, Dickinson and Company(2)	5859 Farinon Drive San Antonio, TX	$18.1 million	9.0%	March 2021	95,898

(1)      As of December 31, 2012, approximately 9% of the property was leased to two other tenants.
(2)      As of December 31, 2012, approximately 48% of the property was leased to two other tenants.  Beginning in April 2013, Becton, Dickinson will begin leasing the space of a vacating tenant at which point one other tenant will occupy 29% of the property.

We compute capitalization rate by dividing the estimated net operating income of the property by the purchase price for such property.  We define net operating income as property specific revenues (rental revenue, tenant reimbursements of property expenses and other revenue) less property specific expenses (real estate taxes, insurance, repairs and maintenance and other property expenses).  In estimating net operating income, we compute rental revenue in accordance with generally accepted accounting principles in the United States, including the impact of straight-line rent and market lease amortization adjustments.

Business Segments

We conduct our business through two operating segments:

•	operating real estate (including our investments in owned real properties); and

•	debt investments (including our loan investments as well as our investments in securities).

Segment data for the year ended December 31, 2012 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$454	$154,186	$7,402	$162,042
Total expenses	20,315	135,060	3,592	158,967
Other gain (loss)	-	10,846	953	11,799
Income (loss) from continuing operations	(19,862)	29,971	4,765	14,874
Total assets	40,054	1,619,896	90,493	1,750,443

Segment data for the year ended December 31, 2011 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$770	$142,680	$18,893	$162,343
Total expenses	19,342	130,597	12,275	162,214
Other gain (loss)	-	(1,234)	(1,816)	(3,050)
Income (loss) from continuing operations	(18,572)	10,849	4,802	(2,921)
Total assets	78,690	1,468,962	93,971	1,641,623

Segment data for the year ended December 31, 2010 are as follows (amounts in thousands):

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$856	$134,437	$27,122	$162,415
Total expenses	19,742	126,371	17,997	164,110
Other gain (loss)	(293)	-	(7,949)	(8,242)
Income (loss) from continuing operations	(19,180)	8,066	1,177	(9,937)
Total assets	48,213	1,463,362	358,696	1,870,271

Comparison of Year Ended December 31, 2012 to the Year Ended December 31, 2011

The following discussion compares our operating results for the year ended December 31, 2012 to the comparable period in 2011.

Revenue.

Total revenue was basically unchanged from 2011 at $162.0 million, as an increase in rental revenue and tenant reimbursements was offset by a decrease in interest income.

Rental revenue and tenant reimbursements, in the aggregate, increased $11.5 million, or 8%, to $153.4 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $11.9 million, or 60%, to $7.8 million, primarily as a result of the sale of the CDO and other debt investments during 2011.

Expenses.

Total expenses decreased $3.2 million, or 2%, to $159.0 million, primarily as a result of lower interest expense, offset in part by an increase in property expenses, depreciation expense, other expenses and general and administrative expenses.

Interest expense decreased $9.5 million, or 12%, to $67.1 million, from $76.6 million.  The decrease in the 2012 period resulted primarily from no interest expense on the CDO during the 2012 period due to the sale of the CDO on September 1, 2011.  Adjusted to exclude the $9.0 million of CDO interest expense in the 2011 period, interest expense decreased $0.5 million, primarily driven by $0.9 million of reduced interest expense on the secured term loan due to lower borrowings, $0.5 million of reduced interest expense on the Wells Fargo Bank credit agreements due to lower borrowings and $0.4 million of reduced interest expense on the convertible senior notes due to note repurchases, partially offset by $1.4 million of additional interest expense on property mortgages.  The increase in interest expense on property mortgages was driven by new mortgages on recent property acquisitions of $2.4 million offset in part by $0.6 million of capitalized interest expense on the Cimarex and Vitamin Shoppe development projects and principal paydowns on existing loans.  Our average balance outstanding and effective financing rate under the floating rate credit agreements were approximately $57 million at 4.3% during the 2012 period (average one-month LIBOR of 0.24%), compared with approximately $85 million at 3.5% during the 2011 period (average one-month LIBOR of 0.23%).  Our effective financing rate was driven higher during the 2012 period primarily as a result of fees and other costs under the agreements.

Property expenses increased $2.1 million, or 8%, to $27.8 million, primarily reflecting the impact of new property acquisitions.  The net amount of property expenses we incurred (net of tenant reimbursements) was $11.5 million in the 2012 period, compared to $11.8 million in the 2011 period.

General and administrative expense increased $1.1 million, or 10%, to $11.6 million, primarily reflecting the impact of increased incentive compensation and property acquisition costs on new property acquisitions.

General and administrative expense-stock based compensation increased $0.4 million, or 15%, to $3.2 million.  The impact of a larger number of share awards and a shorter vesting period in the 2012 period were partially offset by the impact of a lower price used for expense amortization purposes in the 2012 period.  As of December 31, 2012, we had $2.3 million of restricted stock awards (fair value at the grant dates) expected to be charged to our Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  In addition, as of December 31, 2012, we have not yet commenced expense accrual related to the following number of restricted stock awards because the applicable performance criteria have not yet been determined:  104,715 shares of restricted stock awarded in 2009, 96,450 shares of restricted stock awarded in 2010, 65,475 shares of restricted stock awarded in 2011 and 175,150 shares of restricted stock awarded in 2012.

Depreciation and amortization expense on real property increased $1.9 million, primarily reflecting the impact of new property acquisitions.

Other expenses increased $0.8 million during 2012, primarily reflecting the impact of advisory costs on the extension of the mortgage debt on the Breinigsville, PA, Lathrop, CA and Fort Wayne, IN warehouse properties.

Other gains (losses).

We had net gains of $11.8 million during 2012, comprised of $10.8 million of net gain on extinguishment of debt and $1.0 million of net gain on investments.  The gain on debt extinguishment is primarily made up of $9.0 million of gain from the repurchase of a portion of the mortgage debt on the Breinigsville, PA, Lathrop, CA and Fort Wayne, IN warehouse properties, and $2.0 million of gain primarily representing the reversal of the unamortized fair value adjustment on a mortgage debt obligation that was refinanced during the first quarter (with respect to both items, see Note 10 of the consolidated financial statements included in this Form 10-K).  The gain on investments is made up of $0.7 million of net proceeds from the franchise lending venture (see Note 4 of the consolidated financial statements included in this Form 10-K) and $0.3 million of gain on sale of two securities investments (Class A and Class B bonds in CapLease CDO; see Note 6 of the consolidated financial statements included in this Form 10-K).

We had net losses of $3.1 million during 2011, comprised of losses of $2.9 million on the sale of CMBS securities (WBCMT 2006-C27, Class C and WBCMT 2004-C15, Class 180ML-D and Class 180ML-E) (see Note 6 of the consolidated financial statements included in this Form 10-K) and $1.0 million on the charge-off of the investment in the franchise lending venture (see Note 4 of the consolidated financial statements included in this Form 10-K), offset in part by gain of $0.7 million on the sale of mortgage loans on two Home Depot stores (see Note 6 of the consolidated financial statements included in this Form 10-K) and net gain of $0.2 million on sale of the CDO ($3.9 million of gains included in “Gain (loss) on investments, net”, net of charge off of various CDO costs of $3.7 included in “Gain (loss) on extinguishment of debt, net”) (see Note 6 of the consolidated financial statements included in this Form 10-K).

Discontinued operations.

We had net losses from discontinued operations of $16.6 million in 2012, which was primarily comprised of $15.2 million of loss on sale of the Johnston, RI property (see Note 6 of the consolidated financial statements included in this Form 10-K).  We had $1.4 million of operating losses from properties classified as discontinued operations during 2012.

We had net gains from discontinued operations of $1.1 million in 2011, which was primarily comprised of net gains of $2.5 million on the transfer of the Hartford, CT property to the lender ($18.9 million of gain on debt extinguishment less $16.4 million of impairment losses) (see Note 6 of the consolidated financial statements included in this Form 10-K) and $1.4 million of gains on two property sales during 2011 (Walgreen and McDonald’s retail stores; see Note 6 of the consolidated financial statements included in this Form 10-K).  We had $2.8 million of operating losses from properties classified as discontinued operations during 2011.

Net loss.

Net loss decreased $0.1 million, to $(1.7) million, from $(1.8) million, reflecting the impact of the items described above.  Net loss allocable to common stockholders was $(11.7) million in the 2012 period, reflecting dividends to preferred stockholders of $10.0 million.

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

Interest income decreased $8.0 million, or 29%, to $19.7 million during 2011, primarily as a result of lower balances on debt investments and the sale of the CDO on September 1, 2011.

Expenses.

Total expenses decreased $1.9 million, or 1%, to $162.2 million, as a decrease in interest expense was largely offset by an increase in property expenses and depreciation expense.

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

Property expense increased $2.7 million, or 12%, to $25.7 million, primarily reflecting increased property operating costs such as repairs and utilities, more than half of which was recovered from tenants.  The net amount of property expenses we incurred in 2011 (net of tenant reimbursements) was $11.8 million, compared to $10.9 million in 2010.

General and administrative expense of $10.6 million in 2011, was basically unchanged from 2010.

General and administrative expense-stock based compensation increased $0.2 million, or 10%, to $2.8 million.  The increase was primarily a result of higher share prices year over year, which primarily impacted the value of prior year performance share grants that do not price until the eligible vesting year.

Depreciation and amortization expense on real property increased $1.7 million, or 4%, to $46.3 million, primarily reflecting the addition of the property leased to Cooper Tire & Rubber Company in December 2010, the property leased to Michelin North America, Inc. in May 2011, the property leased to a subsidiary of AMEC plc in June 2011, and the property leased to a subsidiary of Lowe’s Companies, Inc. in November 2011.

Other gains (losses).

“Other gains (losses)” for 2011 are reviewed above in the comparison of operating results for the year ended December 31, 2012 to the year ended December 31, 2011.

We had net losses of $8.2 million in 2010, comprised of $7.9 million other-than-temporary impairment on one security investment (BACM 2006-4, Class H; see Note 5 of the consolidated financial statements included in this Form 10-K) and $0.3 million of losses on debt extinguishment from repurchases of our convertible senior notes.

Discontinued operations.

“Discontinued operations” for 2011 are reviewed above in the comparison of operating results for the year ended December 31, 2012 to the year ended December 31, 2011.

We had $3.3 million of operating losses from properties classified as discontinued operations during the 2010 period.

Net loss.

Net loss decreased $11.3 million, to $(1.8) million in 2011, from $(13.1) million in 2010, reflecting the impact of the items described above. Net loss allocable to common stockholders was $(8.3) million in 2011, reflecting dividends to preferred stockholders of $6.5 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.

	Year ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Net loss allocable to common stockholders	$(11,703)	$(8,345)	$(18,758)
Add (deduct)
Non-controlling interest in consolidated subsidiaries	(27)	(20)	(52)
Depreciation and amortization expense on real property	48,189	46,313	44,636
Depreciation and amortization expense on discontinued operations	653	3,315	3,773
(Gain) loss on property sales	15,229	(1,426)	–
Provision for loss on property investment on discontinued operations	–	16,423	–
Funds from operations	$52,341	$56,260	$29,599

Weighted average number of common shares outstanding, diluted	67,121	64,758	56,189
Weighted average number of OP units outstanding	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	67,277	64,914	56,345

Net loss per common share, basic and diluted	$(0.17)	$(0.13)	$(0.33)
Funds from operations per share	$0.78	$0.87	$0.53

Liquidity and Capital Resources

Short-Term Liquidity.

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are available cash and cash equivalents, borrowings under our credit agreement with Wells Fargo Bank, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital.  As of December 31, 2012, we had $30.2 million in available cash and cash equivalents, and approximately $13.8 million of borrowing capacity under our Wells Fargo Bank credit agreement.  As of February 20, 2013, we had $35.1 million in available cash and cash equivalents, and approximately $13.8 million of borrowing capacity under our Wells Fargo Bank credit agreement. We are in the process of adding two recent property acquisitions to the collateral for the Wells Fargo Bank credit agreement which is expected to increase our borrowing capacity to approximately $30 million. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Code and to avoid federal income tax and the nondeductible excise tax. We declared total cash dividends of $0.275 per share of common stock during the year ended December 31, 2012, including $0.065 per share in each of the first and second quarters, $0.07 per share in the third quarter, and $0.075 per share in the fourth quarter. We declared a cash dividend of $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock in each of the first, second, third and fourth quarters of 2012. We issued a new series of 8.375% Series B cumulative redeemable preferred stock during April 2012, and declared a cash dividend of $0.500174 per share of Series B preferred stock during the second quarter, and $0.5234375 per share of Series B preferred stock during each of the third and fourth quarters. We issued a new series of 7.25% Series C cumulative redeemable preferred stock during January 2013, and plan to pay our first quarterly dividend on the new shares during April 2013. Our dividend policy is subject to revision at the discretion of our Board of Directors. All distributions will be made at the discretion of our Board of Directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our Board of Directors deems relevant.

We have certain debt obligations that are scheduled to mature during 2013.  Please see the next subsection below entitled “Long-Term Liquidity” for a discussion of our expectations regarding these obligations.

Long-Term Liquidity.

We define our long-term liquidity as our ability to generate adequate amounts of cash to meet cash demands and commitments beyond the next 12 months, including balloon payments on our debt obligations and capital expenditures on our owned properties. Our primary sources of long-term liquidity are our cash and cash equivalents, borrowings under our Wells Fargo Bank credit agreement, cash provided by operations, cash from long-term financings on our asset investments and issuances of debt and equity capital. We may continue to selectively sell assets to allow us to generate additional long-term liquidity. We believe that our various sources of long-term liquidity will be sufficient to enable us to satisfy our long-term liquidity requirements.

Our primary long-term liquidity requirement is repayment of our debt obligations. We intend to manage our debt maturities by refinancing, repaying or extending the related debt at or prior to maturity. To the extent we are unable to refinance or extend debt obligations, we expect to utilize a combination of (i) cash on hand, (ii) borrowings under our Wells Fargo Bank credit agreement, (iii) cash from sales of assets which may include the collateral for the debt, and (iv) cash from future debt or equity capital raises, to fund any liquidity needed to satisfy these obligations. We believe we will be successful in either refinancing, repaying or extending our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any. See “Item 1A—Risk Factors—Risks Relating to Borrowings—Our use of debt financing could have a material adverse effect on our financial condition.” in this Annual Report on Form 10-K.

We have three non-recourse mortgage debt obligations that are scheduled to mature in May 2013: (i) $24.5 million of mortgage debt on the Choice Hotels property, (ii) $18.5 million of mortgage debt on the Capital One property, and (iii) $12 million of mortgage debt on the Omnicom property. See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-K.  The Choice and Omnicom leases also mature in May 2013, and the Capital One lease matures in February 2015.  We have the right to extend the Capital One and Omnicom mortgages until February 2015.  During the extension term, excess cash flow from the properties will be reserved and subject to lender control and the interest rate we pay the lender will increase by 250 basis points.

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

The three mortgage debt obligations described above are our only debt obligations scheduled to mature during 2013.

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

Share Repurchase Program

During August 2011, our Board of Directors approved a share repurchase program authorizing us to repurchase in the aggregate up to $20 million of our outstanding common stock. The program permits us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate us to make any repurchases at any specific time or situation. The timing and extent to which we repurchase our shares will depend upon a variety of factors, including market conditions, our liquidity, and regulatory requirements

We did not repurchase any shares of common stock during the year ended December 31, 2012, through the above program or otherwise.  As of December 31, 2012, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

Sources of Capital

General.  Our ability to implement our business strategy including to grow our portfolio is dependent upon our continued access to capital.  Our access to capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time.

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

We utilized our shelf registration statement to issue preferred equity capital during January 2013.  Specifically, on January 25, 2013, we issued 850,000 shares of 7.25% Series C cumulative redeemable preferred stock in a public offering at a price to the public of $23.75 per share (see Note 24 of the consolidated financial statements included in this Form 10-K).  We raised net proceeds of $19.4 million, after the underwriting discount and estimated offering expenses. We intend to utilize the proceeds for general corporate purposes, which are expected to primarily include repurchase or redemption of a portion of our 8.125% Series A cumulative redeemable preferred stock.

We also utilized our shelf registration statement to issue preferred equity capital during April 2012.  Specifically, on April 19, 2012, we issued 2,000,000 shares of 8.375% Series B cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share (see Note 14 of the consolidated financial statements included in this Form 10-K).  We raised net proceeds of $48.3 million, after the underwriting discount and offering expenses. These proceeds were fully utilized during the year ended December 31, 2012, with $45.7 million used to fund purchases of or improvements to owned properties and $2.6 million used to reduce outstanding indebtedness.

We also utilized our shelf registration statement during 2012 to issue shares of common stock, 8.125% Series A cumulative redeemable preferred stock and 8.375% Series B cumulative redeemable preferred stock through our “at the market offering” program.  We utilized Cantor Fitzgerald & Co. as our agent for the program.  See “ATM Offering” below.

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

As of January 31, 2013, we had remaining availability of $297 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time.  As of that date, the availability under our shelf registration statement included (i) an aggregate of 9,830,793 shares of common stock, 757,718 shares of Series A preferred stock and 58,927 shares of Series B preferred stock reserved for sale under the Cantor Fitzgerald sales agreement described below, (ii) an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and (iii) an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

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

During the year ended December 31, 2012, we issued an aggregate of 6,891,080 shares of common stock, 242,282 shares of Series A preferred stock and 941,073 shares of Series B preferred stock through our “at the market offering” program.  We utilized Cantor Fitzgerald & Co. as our agent for the program.  The shares were issued at an average price of $4.76 per share of common stock, $25.11 per share of Series A preferred stock and $25.58 per share of Series B preferred stock, and we raised aggregate net proceeds after expenses of $61.6 million.  As of December 31, 2012, we have fully utilized those proceeds as follows: $53.2 million used to fund real property acquisitions and $8.4 million used to repurchase our convertible senior notes.

In addition, during January 2013, we issued an additional 2,278,127 shares of common stock through our “at the market offering” program with Cantor Fitzgerald.  Those shares were issued at an average price of $5.56 per share of common stock, and we raised aggregate net proceeds of $12.4 million.  We expect to use those proceeds for general corporate purposes.  We are not currently selling shares through our “at the market offering” program, although we reserve the right to resume doing so in our sole discretion at any time in the future.

Our sales agreement with Cantor Fitzgerald & Co. authorizes us to issue and sell, from time to time, up to 19,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock, and 1,000,000 shares of Series B preferred stock through or to Cantor Fitzgerald, and Cantor Fitzgerald has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock, Series A preferred stock and Series B preferred stock to Cantor Fitzgerald as principal for its own account at prices agreed upon at the time of sale. Through January 31, 2013, we have sold an aggregate of 9,169,207 shares of common stock, 242,282 shares of Series A preferred stock and 941,073 shares of Series B preferred stock, through our sales agreement with Cantor Fitzgerald.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Cantor Fitzgerald a commission of up to 2.0% of the gross proceeds from the sales of shares pursuant to the agreement.

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time.  Through January 31, 2013, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through January 31, 2013, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

Dividend Reinvestment and Stock Purchase Plan.  In March 2007, we implemented a dividend reinvestment and direct stock purchase plan, as a vehicle for stockholders to economically and conveniently purchase shares of our common stock and to afford us the flexibility to sell shares of our common stock and increase liquidity.  Effective January 1, 2013, we determined to suspend the dividend reinvestment and direct stock purchase plan, as a result of the limited use of the plan in recent years by us and our stockholders.  We may determine to resume the plan in the future, subject to our obligation to re-file the applicable registration statement and plan document with the Securities and Exchange Commission (“SEC”) and the SEC declaring the foregoing registration statement effective.

During the year ended December 31, 2012, we did not issue any shares of common stock through the plan. During the year ended December 31, 2011, we issued 27,697 shares of common stock through the plan at a price of $5.72 per share.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of December 31, 2012 and December 31, 2011 (dollars in thousands).

	Dec 31, 2012	Dec 31, 2011
Debt
Mortgages on real estate investments	$1,012,075	$972,924
Credit agreements	67,655	70,668
Secured term loan	72,417	88,142
Convertible senior notes	19,210	34,522
Other long-term debt	30,930	30,930
Total Debt	$1,202,287	$1,197,186

Assets
Total assets	$1,750,443	$1,641,623
Accumulated depreciation and amortization on owned properties	297,675	268,209
Intangible liabilities on real estate investments	(33,032)	(35,219)
Prepaid expenses and deposits	(1,798)	(1,381)
Accrued rental income	(35,144)	(41,387)
Deferred rental income	–	2
Debt issuance costs, net	(5,775)	(3,889)
Other	(398)	(712)
Total Assets, as adjusted	$1,971,971	$1,827,247
Leverage (Total Debt/Total Assets, as adjusted)	61%	66%

The following table sets forth the computation of our leverage ratios by segment as of December 31, 2012.

(in thousands)	Mortgage Debt	Secured Term Loan Debt	Credit Agreement Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$1,012,075	$17,076	$64,466	$1,093,617	$1,853,967	59%
Debt Investments	–	55,342	3,190	58,532	89,850	65%

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

We seek to finance many of our assets with conservative levels of long-term, fixed rate, non-recourse debt.  The use of non-recourse debt enables us to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  We also have been building an unencumbered pool of assets to improve financial flexibility and expect to continue to pledge most of these assets to a revolving credit agreement with Wells Fargo Bank in order to provide us with an immediate source of liquidity through borrowings under the revolver.  The revolving credit agreement is a recourse borrowing facility.

Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. As of December 31, 2012, we have financed on a long-term basis an aggregate of approximately $1.70 billion of portfolio assets with non-recourse, first mortgage debt of $1.0 billion and a non-recourse, secured term loan of $72.4 million.

Long-Term Mortgage Financings

We have financed many of our owned properties through first mortgage financings. We also have utilized the term financings described below including the CDO transaction we sold during September 2011, to add incremental leverage on many of our owned properties.

During the year ended December 31, 2012, we refinanced or obtained new mortgage financing on certain of our owned properties.  The principal economic terms of the notes we made are summarized in the following table:

Property	Original Face Amount of Mortgage Note (in thousands)	Coupon	Maturity Date	Balloon at Maturity (in thousands)
United States Government (EPA), Kansas City, KS	$19,200	3.23%	March 2023	$0
AT&T Services, Inc. and MetroPCS Communications, Inc., Richardson, TX	$20,700	4.60%	June 2022	$16,792
Praxair, Inc., Woodlands, TX	$22,440	3.70%	August 2022	$19,696
WorleyParsons Limited, Houston, TX	$19,525	4.00%	January 2023	$19,525

As of December 31, 2012, we had $1.0 billion of non-recourse first mortgage debt at a weighted average coupon of 5.39% and a weighted average effective financing rate of 5.6%.

With the exception of the construction financing we have with the Bank of Oklahoma on the Tulsa, OK development property, all of our mortgage financings are fixed rate financings. The notes typically mature over a long-term period of approximately ten years, and debt service is payable monthly. The notes are non-recourse to us subject to limited recourse exceptions and are secured by a mortgage on the property and an assignment of the underlying lease and rents on the property. The notes are frequently interest only for all or a portion of the note term, and in most cases require a balloon payment at maturity. As described above, we believe we will be able to refinance, repay or extend these obligations at or prior to maturity but cannot provide any assurance in that regard, and our ability to do so will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any. See “Business Environment” above and “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

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

As of December 31, 2012, we had $72.4 million of debt outstanding under the secured term loan, secured by assets with a carry value of $102.4 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

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

The current collateral pool consists of 16 real properties: the 11 Kroger grocery stores we own located in GA, TN and KY, the two multi-tenant properties we own in Omaha, NE, the property we own in Columbus, OH leased to Abbott Laboratories, the property we own in Bloomington, IN leased to Baxter International, Inc., and the property we own in Louisville, KY leased to Michelin North America, Inc.  Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value.  We are authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and we expect to do so as we add additional real estate properties and as mortgage debt matures on properties we currently own.  We are also authorized to remove assets provided we repay any associated borrowings at par.

Our borrowings are a recourse obligation, and CapLease, Inc. has guaranteed all obligations of its various subsidiaries that act as borrowers under the agreement and own the real property that comprises the collateral pool.

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

As of December 31, 2012, we were in compliance with the above financial covenants.

As of December 31, 2012, we had $58.1 million of borrowings under the agreement which were secured by various owned properties with an aggregate carry value of $133.5 million.

KeyBank Credit Agreement.

On October 12, 2012, we entered into a senior secured credit agreement with KeyBank National Association, pursuant to which KeyBank made a $10 million term loan us.  The proceeds of the new term loan were utilized to refinance existing borrowings on the pledged assets.

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

The collateral pool consists principally of fully amortizing mortgage notes on various of our owned real properties.  Debt service on those notes is funded directly by rent paid by the tenant, and is expected to fully amortize the outstanding principal balance of the KeyBank loan over the loan term.

Our borrowings are a recourse obligation, and CapLease, Inc. has guaranteed all obligations of its subsidiary that acts as borrower under the agreement and owns the notes that comprise the collateral pool.

We made various customary representations and warranties and affirmative and negative covenants pursuant to the credit agreement, and agreed to various customary events of defaults.  We also agreed to various financial covenants which we will be required to be in compliance with during the term of the credit agreement.  The financial covenants, as well as the representations and warranties, affirmative and negative covenants, and events of default, closely conform to those included in our senior secured credit agreement with Wells Fargo Bank.

Statement of Cash Flows

Operating activities provided $57.1 million of cash during the year ended December 31, 2012, primarily driven by net (loss) as adjusted by various non-cash income and expenses and other gains and losses of $61.1 million and increases in accounts payable of $10.6 million, partially offset by increases in other assets of $14.6 million.  Operating activities provided $47.8 million of cash during the year ended December 31, 2011, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $50.7 million, partially offset by decreases in accounts payable and other liabilities of $3.7 million.  Operating activities provided $47.7 million of cash during the year ended December 31, 2010, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $45.7 million.

We recognize rental income on our owned properties on a straight line basis in accordance with generally accepted accounting principles. As of December 31, 2012, this has resulted in us accruing $35.1 million of rental income in excess of actual rents due under the various leases. During the year ended December 31, 2012, actual rents due under the leases exceeded rents on a straight-line basis by $6.2 million. We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Cash used in investing activities during the year ended December 31, 2012 was $193.6 million, which primarily resulted from real estate purchases and improvements and construction in progress of $214.5 million, and leasing commissions of $3.6 million, partially offset by proceeds from sale of real estate of $9.6 million and securities of $3.7 million, principal received on loans of $7.0 million and securities of $4.2 million.  Investing activities provided $119.6 million of cash during the year ended December 31, 2011, which primarily resulted from proceeds from sale or prepayments of loan investments of $86.9 million, proceeds from sale of securities of $31.3 million, proceeds from sale of the CDO of $22.3 million, proceeds from sale of real estate of $5.2 million, and principal received from loans and securities of $15.0 million, partially offset by real estate purchases and improvements and construction in progress of $41.0 million.  Investing activities used $25.1 million of cash during the year ended December 31, 2010, which primarily resulted from purchases of real estate of $33.5 million, real estate improvements and construction in progress of $8.1 million and leasing commission costs of $1.2 million, partially offset by net proceeds from the sale of owned properties of $3.4 million and principal received on loans of $11.2 million and securities of $3.3 million.

Cash provided by financing activities during the year ended December 31, 2012 was $95.5 million, which primarily resulted from equity issuances of $109.7 ($77.6 million of preferred stock and $32.2 million of common stock), and net borrowings under property mortgages of $50.6 million, partially offset by net repayments of principal on other debt of $34.5 million (including $15.8 million of repurchases of the convertible senior notes, $15.7 million of repayments on the secured term loan with KBC Bank and $3.0 million of net repayments on the credit agreements), dividends and distributions paid of $26.2 million and debt issuance costs of $4.0 million.  Cash used in financing activities during the year ended December 31, 2011 was $129.0 million, which primarily resulted from net repayments and repurchases of debt of $156.5 million (including repayment and repurchases of CDO debt of $106.9 million, repayments on the predecessor credit agreement of $34.7 million, and repayments on the secured term loan of $13.7 million), dividends and distribution paid of $22.8 million and common stock repurchased of $6.7 million, partially offset by common stock issued of $54.3 million.  Cash used in financing activities during the year ended December 31, 2010 was $28.4 million, which primarily resulted from net repayments of principal on debt of $56.6 million ($20.9 million, net on the predecessor credit agreement, $14.4 million, net, on property mortgages, $12.2 million on the secured term loan, and $9.1 million on the collateralized debt obligations), $17.3 million used to repurchase our convertible senior notes, and dividends and distributions paid of $19.0 million, partially offset by net proceeds from preferred stock issuances of $40.2 million and net proceeds from common stock issuances of $25.1 million.

See our consolidated statements of cash flows in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2012 (in thousands, notional amounts):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Mortgages on real estate investments	$1,010,754	$73,573	$453,558	$364,477	$119,146
Credit agreements	67,655	2,267	65,388	–	–
Secured term loan	72,417	14,242	24,713	20,196	13,267
Convertible senior notes	19,210	–	–	19,210	–
Other long-term debt	30,930	–	–	–	30,930
Operating leases	7,697	105	1,506	1,604	4,482
Total	$1,208,663	$90,187	$545,165	$436,417	$136,895

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo Bank and KeyBank credit agreements, as well as the loan agreement with Bank of Oklahoma for the Tulsa, OK development project, are currently our only floating rate borrowing facilities. Low market interest rates kept our borrowing cost on the credit agreements low during 2011 and 2012, although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, our anticipated cost to finance assets on a long-term fixed rate basis may rise, causing our expected spread on assets to be reduced. We may attempt to mitigate these risks by entering into risk management transactions that react in a manner that offsets our increased interest costs and by locking our long-term financing cost as soon as practicable after we commit to an asset. As a result of market conditions, we are not currently carrying an open interest rate hedge to manage our exposure to interest rate fluctuations for assets for which we may obtain long-term financing for in the future. Our decision to do so leaves us exposed to increases in long-term interest rates for those assets and, therefore, may make it more difficult or more costly to obtain long-term financing. As noted above, there can be no assurance that our mitigation strategies will be successful.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of December 31, 2012, and December 31, 2011, as the case may be, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of December 31, 2012, and December 31, 2011 (dollars in thousands):

	Carrying Amount		Notional Amount		Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2012	12/31/2012	12/31/2011

Assets:
Loans held for investment (1)	$27,032	$33,209	$31,329	$37,622	$6.9%	Various	$31,303	$35,120
Commercial mortgage-backed securities (2)	62,318	59,435	76,368	84,405	8.4%	2016-2028	62,318	59,435

Liabilities
Mortgages on real estate investments (4)	$1,012,075	$972,924	$1,010,754	$969,004	$5.6%	2013-2030	$1,072,963	$1,002,247
Credit agreements (3)	67,655	70,668	67,655	70,668	4.1%	2015	67,655	70,668
Secured term loan (4)	72,417	88,142	72,417	88,142	6.0%	2018	68,750	78,302
Convertible senior notes (5)	19,210	34,522	19,210	35,009	7.5%	2017	19,202	34,997
Other long-term debt (6)	30,930	30,930	30,930	30,930	7.7%	2036	29,736	29,421

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

(5)
We estimate the fair value of our convertible senior notes using a discounted cash flow analysis, based upon management’s estimates of market interest rates, and indications of market yields, where available. The maturity date of our convertible senior notes reflects the next put date in October 2017 when the note investors have the right to require us to repurchase their notes for cash and is used to compute the related fair value.

(6)
We estimate the fair value of our other long-term debt using a discounted cash flow analysis, based upon management’s estimates of market interest rates. The maturity date of our other long-term debt reflects the actual maturity date in January 2036 and is used to compute the related fair value and weighted average effective interest rate.

Scheduled maturities of interest rate sensitive instruments as of December 31, 2012 are as follows:

	Expected Maturity Dates
	2013	2014	2015	2016	2017	Thereafter
	(in thousands, notional amounts)
Loans held for investment	$3,498	$1,108	$1,029	$918	$1,023	$23,753
Commercial mortgage-backed securities	3,675	4,174	4,779	8,894	4,817	50,028
Mortgages on real estate investments	73,573	183,975	269,583	278,214	86,263	119,146
Credit agreements	2,267	3,260	62,128	–	–	–
Secured term loan	14,242	12,851	11,862	12,516	7,680	13,267
Convertible senior notes	–	–	–	–	19,210	–
Other long-term debt	–	–	–	–	–	30,930

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is designed and operating effectively.

Item 8.             Financial Statements and Supplementary Data.

Index to Financial Statements
and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CapLease, Inc.

We have audited the accompanying consolidated balance sheets of CapLease Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules of CapLease, Inc. listed in Item 15(a). We also have audited CapLease Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. CapLease Inc.'s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapLease, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of  their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respect the information set forth therein. Also in our opinion, CapLease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP
New York, New York
February 21, 2013

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share and per share amounts)	2012	2011
Assets
Real estate investments, net	$1,541,416	$1,401,526
Loans held for investment, net	26,972	33,139
Commercial mortgage-backed securities	62,318	59,435
Cash and cash equivalents	30,177	71,160
Other assets	89,560	76,363
Total Assets	$1,750,443	$1,641,623
Liabilities and Stockholders' Equity
Mortgages on real estate investments	$1,012,075	$972,924
Credit agreements	67,655	70,668
Secured term loan	72,417	88,142
Convertible senior notes	19,210	34,522
Other long-term debt	30,930	30,930
Total debt obligations	1,202,287	1,197,186
Intangible liabilities on real estate investments	33,032	35,219
Accounts payable and other liabilities	27,926	17,371
Dividends and distributions payable	8,826	5,946
Total Liabilities	1,272,071	1,255,722
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 3,447,182 and 3,204,900 shares issued and outstanding, respectively	79,776	73,880
Series B cumulative redeemable preferred, liquidation preference $25.00 per share, 2,941,073 and 0 shares issued and outstanding, respectively	71,665	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 73,658,045 and 66,275,535 shares issued and outstanding, respectively	737	663
Additional paid in capital	325,824	321,303
Accumulated other comprehensive loss	(666)	(11,051)
Total Stockholders' Equity	477,336	384,795
Non-controlling interest in consolidated subsidiaries	1,036	1,106
Total Equity	478,372	385,901
Total Liabilities and Equity	$1,750,443	$1,641,623

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2012	2011	2010
Revenues:
Rental revenue	$137,126	$127,995	$121,661
Interest income from loans and securities	7,768	19,655	27,621
Tenant reimbursements	16,287	13,900	12,159
Other revenueu	861	793	974
Total revenues	162,042	162,343	162,415
Expenses:
Interest expense	67,137	76,595	83,024
Property expenses	27,798	25,741	23,038
General and administrative expenses	11,642	10,581	10,604
General and administrative expenses-stock based compensation	3,200	2,785	2,541
Depreciation and amortization expense on real property	48,189	46,313	44,636
Other expenses	1,001	199	267
Total expenses	158,967	162,214	164,110
Other gains (losses):
Gain (loss) on investments, net	1,009	648	(7,949)
Gain (loss) on extinguishment of debt, net	10,790	(3,698)	(293)
Total other gains (losses)	11,799	(3,050)	(8,242)
Income (loss) from continuing operations	14,874	(2,921)	(9,937)
Discontinued operations:
Loss from discontinued operations	(1,372)	(2,798)	(3,255)
Gain (loss) on investments, net	(15,229)	1,426	–
Provision for loss on property investment	–	(16,423)	–
Gain on extinguishment of debt	–	18,861	–
Total discontinued operations	(16,601)	1,066	(3,255)
Net loss before non-controlling interest in consolidated subsidiaries	(1,727)	(1,855)	(13,192)
Non-controlling interest in consolidated subsidiaries	27	20	52
Net loss	(1,700)	(1,835)	(13,140)
Dividends allocable to preferred shares	(10,003)	(6,510)	(5,618)
Net loss allocable to common stockholders	$(11,703)	$(8,345)	$(18,758)

Income (loss) per common share, basic and diluted:
Income (loss) from continuing operations	$0.08	$(0.15)	$(0.27)
Income (loss) from discontinued operations	$(0.25)	$0.02	$(0.06)
Net loss per common share, basic and diluted	$(0.17)	$(0.13)	$(0.33)
Weighted average number of common shares outstanding, basic and diluted	67,121	64,758	56,189
Dividends declared per common share	$0.275	$0.26	$0.245
Dividends declared per preferred A share	$2.03	$2.03	$2.03
Dividends declared per preferred B share	$1.55	$–	$–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(Amounts in thousands)	2012	2011	2010

Net loss before non-controlling interest in consolidated subsidiaries	$(1,727)	$(1,855)	$(13,192)

Other comprehensive income:
Amortization of unrealized loss on securities previously classified as available for sale	–	150	1,765
Increase in fair value of securities available for sale	10,227	5,529	1,759
Reclassification of derivative items into earnings	158	3,486	592

Other comprehensive income	10,385	9,165	4,116

Comprehensive income (loss)	8,658	7,310	(9,076)

Comprehensive (income) loss attributable to non-controlling interests	(20)	(18)	25

Comprehensive income (loss) attributable to CapLease, Inc.	$8,638	$7,292	$(9,051)

See notes to consolidated financial statements

CapLease, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Stockholders' Equity
(Amounts in thousands)	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at December 31, 2009	$33,657	$517	$303,368	$(24,332)	$1,257	$314,467
Incentive stock plan compensation expense	–	–	2,541	–	–	2,541
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–
Net loss	–	–	(13,140)	–	–	(13,140)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(52)	(52)
Issuance of common stock	–	54	25,048	–	–	25,102
Issuance of preferred stock	40,222	–	–	–	–	40,222
Issuance of convertible senior notes-equity component			(1,050)		–	(1,050)
Dividends declared - preferred	–	–	(6,501)	–	–	(6,501)
Dividends declared - common	–	–	(14,029)	–	–	(14,029)
Distributions declared-operating partnership units	–	–	–	–	(38)	(38)
Amortization of losses on securities previously classified as available for sale	–	–	–	1,765		1,765
Increase in fair value of securities available for sale	–	–	–	1,759	–	1,759
Reclassification of derivative items into earnings	–	–	–	592	–	592
Balance at December 31, 2010	73,880	576	296,232	(20,216)	1,167	351,639
Incentive stock plan compensation expense	–	–	2,785	–	–	2,785
Incentive stock plan grants issued and forfeited	–	4	(4)	–	–	–
Net loss	–	–	(1,835)	–	–	(1,835)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(20)	(20)
Issuance of common stock	–	102	54,167	–	–	54,269
Repurchase of common stock	–	(18)	(6,718)	–		(6,736)
Dividends declared-preferred	–	–	(6,510)	–	–	(6,510)
Dividends declared-common	–	–	(16,815)	–	–	(16,815)
Distributions declared-operating partnership units	–	–	–	–	(41)	(41)
Amortization of losses on securities previously classified as available for sale	–	–	–	150	–	150
Increase in fair value of securities available for sale	–	–	–	5,529	–	5,529
Reclassification of derivative items into earnings	–	–	–	3,486	–	3,486
Balance at December 31, 2011	73,880	664	321,302	(11,051)	1,106	385,901
Incentive stock plan compensation expense	–	–	3,200	–	–	3,200
Incentive stock plan grants issued and forfeited	–	5	(5)	–	–	–
Net loss	–	–	(1,700)	–	–	(1,700)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	(27)	(27)
Issuance of common stock	–	68	32,082	–	–	32,150
Issuance of preferred stock	77,561	–	–	–		77,561
Dividends declared-preferred	–	–	(10,177)	–	–	(10,177)
Dividends declared-common	–	–	(18,878)	–	–	(18,878)
Distributions declared-operating partnership units	–	–	–	–	(43)	(43)
Increase in fair value of securities available for sale	–	–	–	10,227	–	10,227
Reclassification of derivative items into earnings	–	–	–	158	–	158
Balance at December 31, 2012	$151,441	$737	$325,824	$(666)	$1,036	$478,372

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2012	2011	2010

Operating activities

Net loss	$(1,700)	$(1,835)	$(13,140)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	48,686	49,472	48,465
Stock based compensation	3,200	2,785	2,541
Amortization of above and below market leases	(839)	1,274	1,663
(Gain) loss on investments, net	14,220	(2,074)	7,949
Provision for loss on property investment	–	16,423	–
(Gain) loss on extinguishment of debt	(10,790)	(15,163)	293
Gain attributable to non-controlling interest in consolidated subsidiaries	(27)	(20)	(52)
Straight-lining of rents	6,241	(1,886)	(4,189)
Amortization of discounts/premiums, and origination fees/costs, net	(463)	(549)	(625)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	2,582	2,266	2,785
Changes in operating assets and liabilities:
Other assets	(14,572)	840	(436)
Accounts payable and other liabilities	10,552	(3,732)	2,433
Deposits and escrows	2	(33)	2
Net cash provided by operating activities	57,092	47,768	47,689

Investing activities
Purchases of real estate investments	(167,670)	(22,773)	(33,513)
Real estate improvements, additions, rebates and construction in progress	(46,829)	(18,133)	(8,077)
Proceeds from sale of real estate investments	9,611	5,171	3,410
Leasing commission costs	(3,637)	(152)	(1,298)
Proceeds from sale or prepayments of loans	–	86,946	–
Principal received from borrowers	7,040	10,032	11,205
Proceeds from sale of CDO, net of liabilities assumed	–	22,273	–
Proceeds from sale of securities	3,744	31,285	–
Repayments of commercial mortgage-backed securities	4,199	4,974	3,256
Purchases of furniture, fixtures, equipment and leasehold improvements	(32)	(18)	(34)
Net cash provided by (used in) investing activities	(193,574)	119,605	(25,051)

Financing activities
Borrowings from mortgages on real estate investments	99,553	19,485	1,752
Repayments of mortgages on real estate investments	(48,988)	(20,649)	(16,104)
Repayments of collateralized debt obligations	–	(105,266)	(9,139)
Collateralized debt obligations repurchased	–	(1,605)	–
Funds held by trustee of CDO pending distribution	–	3,757	–
Borrowings from credit agreements	118,056	–	15,610
Repayments on credit agreements	(121,069)	(34,676)	(36,526)
Repayments on secured term loan	(15,725)	(13,737)	(12,191)
Convertible senior notes repurchased	(15,799)	–	(17,335)
Debt issuance costs	(4,024)	(1,002)	(815)
Common stock issued, net of offering costs	32,150	54,269	25,102
Common stock repurchased	–	(6,736)	–
Preferred stock issued, net of offering costs	77,562	–	40,222
Distributions to non-controlling interest	(41)	(41)	(37)
Dividends paid on common and preferred stock	(26,176)	(22,754)	(18,981)
Net cash provided by (used in) financing activities	95,499	(128,955)	(28,442)

Net increase (decrease) in cash and cash equivalents	(40,983)	38,418	(5,804)
Cash and cash equivalents at beginning of period	71,160	32,742	38,546
Cash and cash equivalents at end of period	$30,177	$71,160	$32,742

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued

	Year ended December 31,
(Amounts in thousands)	2012	2011	2010
Supplemental disclosure of cash flow information
Cash paid during the year for interest expense (excluding capitalized interest)	$66,251	$76,440	$81,026
Capitalized interest on development properties	758	–	$–
Cash paid during the year for income taxes	–	–	201
Distributions declared but not paid	12	10	10
Dividends declared but not paid	8,814	5,935	5,363

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	$15,399	$1,948	$2,820
Mortgage notes payable assumed on properties acquired	–	34,633	–
Collateralized debt obligations transferred on sale (notional)	–	152,950	–
Collateralized debt obligations reclassified to mortgages on real estate investments (notional)	–	30,718	–
Collateralized debt obligations reclassified to commercial mortgage-backed securities (fair value)	–	4,903	–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

1.         Organization and Business

CapLease, Inc. (“CapLease” and collectively with its majority-owned subsidiaries, the “Company”) is a real estate investment trust, or REIT, that primarily owns and manages a diversified portfolio of single tenant commercial real estate properties subject to long-term leases to high credit quality tenants. Many of the properties the Company owns are subject to a net lease, or a lease that requires the tenant to pay all or substantially all property operating expenses, such as utilities, real estate taxes, insurance and routine maintenance.

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

The Company has invested in certain owned properties that are leased primarily but not exclusively by one tenant.  The Company has also invested in certain owned properties which were previously leased by one tenant but as a result of lease non-renewals have now become multi-tenant properties.  The Company expects these types of properties will continue to comprise a portion of its portfolio for the foreseeable future.

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

CapLease completed its initial public offering of common stock in March 2004, and completed its initial public offering of its 8.125% Series A cumulative redeemable preferred stock in October 2005, and its 8.375% Series B cumulative redeemable preferred stock in April 2012. CapLease also completed its initial public offering of 7.25% Series C cumulative redeemable preferred stock in January 2013.  See Note 24.  As of December 31, 2012, CapLease had 73,658,045 shares of common stock, 3,447,182 shares of 8.125% Series A cumulative redeemable preferred stock, and 2,941,073 shares of 8.375% Series B cumulative redeemable preferred stock outstanding. See Note 14.

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

December 31, 2012, 2011 and 2010

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

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 7 below. The Company did not recognize any impairment losses on long-lived assets during the year ended December 31, 2012, although it did recognize a loss on sale of one real property during the year ended December 31, 2012.  See Note 6.  The Company recognized impairment losses of $16,423 on one long-lived asset located in Hartford, CT during the year ended December 31, 2011 and $18,861 of gain on debt extinguishment related to the transfer of the property to the lender.  See Note 6.  The Company recognized no impairment losses on long-lived assets during the year ended December 31, 2010.

Assets and liabilities of properties that meet various held for sale criteria, including that it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of properties held for sale and those that have been sold are reflected as discontinued operations in the Consolidated Statements of Operations. Properties that the Company has determined to classify as held for sale are also required to be simultaneously reviewed for impairment and carried on the Company’s Consolidated Balance Sheets at the lower of net carrying value or estimated fair value.

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

December 31, 2012, 2011 and 2010

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through December 31, 2012, the Company has assigned no value to tenant relationships on any of its acquisitions.

For property acquisitions where the Company assumes existing mortgage debt, the debt is recorded at its estimated fair value, based on management’s estimate of current borrowing rates available for comparable financing. The Company amortizes any discount or premium as part of interest expense on the related debt using the effective interest method.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or estimated fair value.  The Company did not sell any of its loan investments during the year ended December 31, 2012, and as of December 31, 2012, the Company has not classified any of its loans as held for sale.  During the year ended December 31, 2011, the Company significantly reduced the size of its loan investments portfolio through the sale of the assets and associated liabilities comprising its collateralized debt obligation, or CDO, as well as the individual sale of certain loan investments.  See Note 6 below for a discussion of these and other sale transactions.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component and an asset-specific component.  The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of December 31, 2012, the Company has a general loan loss reserve of $500.  See Note 4.

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of December 31, 2012, the Company did not have any asset-specific loan loss reserves.

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the year ended December 31, 2012.  The Company had other-than-temporary impairment losses on securities charged to the Statement of Operations of $48 during the year ended December 31, 2011, and $7,949 during the year ended December 31, 2010. See Note 5.

Deferred Fees and Costs

In connection with its leasing efforts, the Company may incur primarily two types of costs: (i) allowances paid to the tenant or on its behalf for the construction of leasehold improvements, or tenant improvement allowances, and (ii) commissions paid to leasing brokers, or leasing commissions.  Tenant improvement allowances are initially capitalized as part of “Construction in progress” and then transferred to “Building and improvements” at completion and depreciated on a straight-line basis over periods not exceeding 40 years.  Leasing commissions are capitalized as “Deferred leasing costs” (a component of “Other assets” on the Company’s Consolidated Balance Sheet) and amortized on a straight-line basis over the term of the related lease.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

In accordance with applicable accounting guidance, the Company defers the recognition of fees and expenses associated with the origination of its loans held for investment.  These items include lender fee income, rate lock income, direct loan origination costs, certain legal expenses, insurance costs, rating agency fees and certain other expenses.  Net deferred fees and costs are presented as an offset to the carrying amount of loans held for investment on the Company’s Consolidated Balance Sheet and are recognized as an adjustment to the effective yield over the life of the related asset.

The Company also defers the recognition of expenses associated with the issuance of its debt obligations.  These items include placement fees, lender fees, legal expenses, broker fees and certain other expenses.  Deferred debt issuance costs are presented as a component of “Other assets” on the Company’s Consolidated Balance Sheet and are recognized as an adjustment to the effective financing rate over the term of the related debt obligation.  Upon the retirement of the related debt obligation, any unamortized debt issuance costs are charged off as a component of gain or loss on extinguishment of debt.

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

Risk Management Transactions

The Company may enter into risk management transactions as part of its overall portfolio financing strategy.  These transactions are intended to manage the Company’s exposure to changes in interest rates associated with its expected future debt issuances.  The Company is not currently a party to any risk management transactions.  It has been party to risk management transactions in the past and these transactions impact the Company’s current results through amortization of the effective portion under GAAP of the realized gains and losses on these transactions into interest expense on the Company’s Consolidated Statement of Operations.  See Note 12.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Marketing and Advertising Costs

The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense is included in “General and administrative expenses” on the Company’s Consolidated Statement of Operations and totaled $258, $211, and $200, in 2012, 2011, and 2010, respectively.

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 2,744,718, 3,093,759, and 3,648,768, respectively, for the years ended December 31, 2012, December 31, 2011, and December 31, 2010.

The following summarizes the Company’s EPS computations for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 (in thousands, except per share amounts):

	December 31,
	2012	2011	2010
Net loss allocable to common stockholders	$(11,703)	$(8,345)	$(18,758)
Weighted average number of common shares outstanding, basic and diluted	67,121	64,758	56,189
Loss per share, basic and diluted	$(0.17)	$(0.13)	$(0.33)
Non-vested shares included in weighted average number of shares outstanding above	1,520	1,606	1,739

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

In February 2013, the FASB issued new accounting guidance ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for fiscal and interim periods beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the reporting period ended March 31, 2013, and the guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

3.      Real Estate Investments

Real estate held for investment and related intangible liabilities consisted of the following at December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011
Real estate investments:
Land	$219,059	$203,184
Building and improvements	1,410,767	1,304,655
Construction in progress, land	5,635	2,345
Construction in progress, building and improvements	47,113	6,277
Intangible assets	171,393	165,963
Less: Accumulated depreciation and amortization	(312,551)	(280,898)
Real estate investments, net	$1,541,416	$1,401,526
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(14,876)	(12,689)
Intangible liabilities on real estate investments, net	$33,032	$35,219

“Construction in progress, building and improvements” in the above table includes $758 of capitalized interest on development properties.

During the three months ended December 31, 2012, the Company completed the following real estate acquisitions:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
December	Becton, Dickinson and Company (1)	5859 Farinon Drive, San Antonio, TX	$18,100	March 2021	95,898
December	Comcast Corporation	7475 S Joliet St, Englewood, CO	7,000	December 2020	61,436
December	Pulte Mortgage LLC	7390 S. Iola St, Englewood, CO	19,100	March 2020	95,265
December	WorleyParsons Limited (2)	15721 Park Row Boulevard, Houston, TX	35,500	December 2019	143,797

(1)
As of December 31, 2012, approximately 48% of the property was leased to two other tenants.  Beginning in April 2013, Becton, Dickinson will begin leasing the space of a vacating tenant at which point one other tenant will occupy 29% of the property.

(2)	As of December 31, 2012, approximately 9% of the property was leased to two other tenants.

The acquisitions were paid for with cash on hand as of the respective closing dates.

There were no acquisition costs or interest charges capitalized as part of buildings and improvements for the above acquisitions.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

In addition to the above acquisitions, the Company also continued to fund the construction of the build-to-suit projects for Cimarex Energy Co. and Vitamin Shoppe Inc. described below during the three months ended December 31, 2012.

The Company sold one owned property investment (the vacant Johnston, RI property) during the year ended December 31, 2012.  See Note 6.

2012 Significant Lease Extensions

During March 2012, the Company entered into a five year lease extension for the 1,045,153 square foot warehouse property located in Breinigsville, Pennsylvania.  The lease extension with the existing tenant Nestlé USA, Inc. commences January 1, 2013 and the rental rate is $4.40 per square foot increasing 3% per annum.

During April 2012, the Company entered into a five year lease extension for the 751,021 square foot warehouse property located in Lathrop, California.  The lease extension with the existing subtenant Del Monte Corporation commences January 1, 2013 and the rental rate is $3.32 per square foot increasing 2.5% per annum.

During 2012, the Company entered into extensions until November 30, 2013, of the two leases with the United States Government with respect to the approximately 191,000 square feet of space occupied by the National Institutes of Health at the office building located in North Bethesda, Maryland.  Both leases were scheduled to mature in May 2012.

Development Activities

During August 2012, the Company entered into an agreement to construct a distribution warehouse on a build-to-suit basis for Vitamin Shoppe Industries, Inc. with an estimated total investment of $21,698.  Construction activity and funding of the project commenced during the third quarter of 2012.  The Company will fund all of the project costs from cash on hand and other sources of available liquidity.

During July 2011, the Company entered into a joint venture that is developing a 17 story office building primarily on a build-to-suit basis for Cimarex Energy Co. with an estimated total investment of $55,000.  Construction activity and funding of the project commenced during the third quarter of 2011.  The Company is obligated to fund and has funded approximately one-half of the costs of the project, with the other half of the project costs to be funded by Bank of Oklahoma (BOK) pursuant to a loan agreement it has entered into with the joint venture entity.  As of December 31, 2012, BOK had advanced $17,688 to the joint venture pursuant to the loan agreement.  See Note 9.  The Company owns a 99% ownership interest in and consolidates the joint venture for financial accounting purposes.

The table below details the Company’s investment in the above development projects as of December 31, 2012.  The information included in the table below represents management’s estimates and expectations at December 31, 2012 which are subject to change.  The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)		Investment through 12/31/12	Estimated Remaining Investment		Estimated Total Investment		Estimated Completion Date
Ashland, VA	Vitamin Shoppe Industries, Inc.	Warehouse	312,000	15	(1)	$11,531	$10,205		$21,698		Q2 2013
Tulsa, OK	Cimarex Energy Co.	Office Building	324,000	12	(2)	$43,669	$11,934	(3)	$55,000	(4)	Q2 2013

(1)	The lease is in force and rent and the 15 year lease term will commence upon substantial completion of the building and the satisfaction of certain other conditions.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

The amount of the “Investment” as of December 31, 2012, includes capitalized interest of $758, including imputed interest on equity funded by the Company in accordance with GAAP of $38 for the Vitamin Shoppe property and $602 for the Cimarex property.  The “Estimated Remaining Investment” and “Estimated Total Investment” are based on project budgets and/or purchase prices and therefore do not include any amounts of imputed interest under GAAP.

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of December 31, 2012 and December 31, 2011, were as follows:

	December 31,
	2012	2011
Accrued Rental Income	$35,144	$41,387
Deferred Rental Income	-	2

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8. Deferred rental income is included in “Accounts payable and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 10.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, were as follows:

	December 31,
	2012	2011	2010
Depreciation on real estate (included in depreciation and amortization expense)	$33,589	$31,481	$30,262
Amortization of in-place leases (included in depreciation and amortization expense)	14,178	14,393	14,125
Amortization of above-market leases (included as a reduction of rental revenue)	1,347	1,443	1,427
Amortization of below-market leases (included as an increase to rental revenue)	2,186	2,187	2,186

As of December 31, 2012, the Company’s weighted average amortization period on intangible assets was 7.7 years, and the weighted average amortization period on intangible liabilities was 25.2 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of December 31, 2012 was as follows:

	Intangible Assets	Intangible Liabilities
2013	$11,295	$2,051
2014	10,938	1,954
2015	10,278	1,678
2016	8,692	1,614
2017	5,982	1,431
Thereafter	20,740	24,305
Total	$67,926	$33,032

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Owned Property Investment and Financing Strategy

Nearly all of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing.  Many of these properties are owned and financed on a long-term basis with fixed rate, non-recourse debt.  Each property is owned through a separate and distinct special purpose entity, or SPE, with the property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 9. Certain of the Company’s owned properties are pledged to Wells Fargo Bank, N.A., as lender under the revolving credit agreement described at Note 9, to secure the Company’s borrowings from time to time outstanding thereunder.  These properties are otherwise unencumbered and the related debt can be repaid and the lender’s lien released at any time without payment of a penalty or premium to the lender.

Impairment Testing

The Company evaluated its owned property portfolio for impairment at December 31, 2012, and determined that no impairment losses were appropriate.  The impairment analysis included a review of one property where the lease recently expired and the property is presently vacant and being marketed by the Company for re-let (Fort Wayne, IN), and three properties with leases scheduled to expire during 2013 (Silver Spring, MD; Irving, TX; and Bethesda, MD).  In the case of each of the four properties, the Company concluded that no impairment loss was necessary as the estimated future cash flows from the applicable property is in excess of the Company’s applicable carry value.

4.     Loans Held for Investment

Loans held for investment at December 31, 2012 and December 31, 2011, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of December 31, 2012, the weighted average credit rating of the underlying tenants was BBB from Standard & Poor’s.  As of December 31, 2012, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	December 31,
	2012	2011
Principal	$31,329	$37,622
Discount	(3,797)	(3,913)
Cost basis	27,532	33,709
Allowance for loan losses	(500)	(500)
Carrying amount of loans	27,032	33,209
Deferred origination fees, net	(60)	(70)
Total	$26,972	$33,139

As of each of December 31, 2012 and December 31, 2011, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%.  At December 31, 2012 and December 31, 2011, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.9% and 7.3%, respectively.

The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant.  Payments of debt service on the Company’s loans is, in substantially all cases, funded directly by rent payments paid into a lockbox account by the underlying tenant.  Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions, and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (LTV) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1)	12/31/12	12/31/11

Investment grade rating of A- or A3 and above	$5,301	$16,664
Investment grade rating of below A- or A3	19,761	9,239
Non-investment grade rating	2,470	7,806
General loan loss reserve	(500)	(500)
	$27,032	$33,209

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from S&P or equivalent rating if rated only by Moody's.

As of December 31, 2012, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During the year ended December 31, 2012, the Company received net proceeds of $709 in satisfaction of the outstanding balance of its loan to a franchise lending joint venture.  The amount received is included as a component of “Other gains (losses)” under the caption “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations.  The Company previously recorded aggregate losses of $1,432 related to this investment, including $444 during the year ended December 31, 2009, and $988 during the year ended December 31, 2011.

5.     Commercial Mortgage-Backed Securities

As of December 31, 2012, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at each of December 31, 2012 and December 31, 2011 follows:

	Face Amount (1)		Cost Basis		Fair Value
Description	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011

Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B)	$23,487	$24,527	$23,741	$24,818	$21,675	$20,648
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	16,216	16,867	16,216	16,867	18,689	17,410
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	6,546	7,489	6,616	7,578	7,534	8,395
BACM 2006-4, Class H (rated D)	4,000	4,000	–	–	60	800
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	714	656	625	555	625	555
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	1,090	1,001	933	828	935	828
CALFS 1997-CTL1, Class D (rated B-)	2,550	3,000	2,550	3,000	2,423	1,200
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,321	7,139	5,954	2,639
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	362	756	1,213	672
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	3,474	3,916	3,474	3,916	3,210	2,533
CapLease CDO 2005-1, Class A (rated BBB+)	–	2,661	–	2,326	–	2,345
CapLease CDO 2005-1, Class B (rated BBB-)	–	2,000	–	1,400	–	1,410
Total	$76,368	$84,405	$61,838	$69,181	$62,318	$59,435

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of December 31, 2012.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

The Company evaluated each of its securities for other-than-temporary impairment at December 31, 2012, and determined that no other-than-temporary impairment charges on its securities were appropriate.

The Company had no other-than-temporary impairment on securities during the year ended December 31, 2012.  The Company had other-than-temporary impairment on securities of $48 during the year ended December 31, 2011, and $7,949 during the year ended December 31, 2010.  The losses during these periods were primarily associated with the write-down of the Company’s cost basis on the BACM 2006-4, Class H bond to zero.

Unrealized gains and losses on securities at December 31, 2012 and December 31, 2011, included as a component of Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following:

	December 31,
	2012	2011
Unrealized gains on securities available for sale	$4,304	$2,189
Unrealized losses on securities available for sale	$(3,824)	$(11,936)

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2012.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 consecutive months	$3,209	$265	1
In unrealized loss position 12 or more consecutive months	$30,052	$3,560	3

The following table summarizes the Company’s securities in an unrealized loss position as of December 31, 2011.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more months	$27,692	$11,936	5

Credit ratings on the 3 securities in a continuous unrealized loss position for more than 12 months as of December 31, 2012, range from  B  to  B-  with a weighted average of  B  and those securities have a weighted average maturity of approximately 6.2 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of December 31, 2012.

At December 31, 2012 and December 31, 2011, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.4% and 8.4%, respectively.

6.     Assets Sold and Discontinued Operations

Year Ended December 31, 2012

The Company sold or otherwise disposed of the following investments during the year ended December 31, 2012.

During July, the Company sold two securities investments.  The $2,379 face amount of Class A bonds and $2,000 face amount of Class B bonds in the CapLease 2005 CDO transaction were sold for total sales proceeds of $3,744, and the Company recognized a gain on investment during the year ended December 31, 2012 of $300.  The gain is included as a component of “Other gains (losses)” under the caption “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations. The aggregate carrying amount of the securities sold was $3,444 as of June 30, 2012.

During June, the Company sold the vacant Johnston, RI property to the former tenant at the building. As part of the sale, the Company also settled its litigation with the former tenant regarding its end-of-lease surrender obligations. The Company sold the property for a cash purchase price of $9,750, before transaction expenses. The Company recognized a loss on such sale during the year ended December 31, 2012, of $15,229. The loss is included as a component of discontinued operations under the caption “Gain (loss) on investments, net” on the Company’s Consolidated Statement of Operations.  The operating results of the sold property have been reclassified as a component of discontinued operations for all periods presented.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Year Ended December 31, 2011

The Company sold or otherwise disposed of the following investments during the year ended December 31, 2011.

During December 2011, the Company transferred the Hartford, CT property to the lender in full satisfaction of the mortgage debt.  During the year ended December 31, 2011, the Company recorded impairment losses of $16,423 and gain on debt extinguishment of $18,861, related to the disposition of the property to the lender.  The operating results of the property have been reclassified as a component of discontinued operations for all periods presented.

During September 2011, the Company sold the assets and liabilities comprising its March 2005 CDO.  For legal and accounting purposes, the sale resulted in the transfer by the Company of the various assets in the CDO trust along with the transfer of the obligation to pay debt service on the various CDO note classes.  By virtue of the sale, the Company disposed of 44 loans held for investment with an aggregate carry value of $151,317 as of June 30, 2011, and all or a portion of 12 securities available for sale with an aggregate carry value of $46,203 and cost basis of $59,087 as of June 30, 2011.  The CDO sale generated cash proceeds net of debt repaid and excluding accrued interest of approximately $30,217, and a net gain of $3,910, before the charge-off of various deferred CDO costs totaling $3,698, including deferred realized losses on cash flow hedges of $2,333 and deferred issuance costs of $1,240.  The net gain of $3,910 is included as a component of “Other gains (losses)” under the caption “Gain (loss) on investments, net” on the Company’s Consolidated Statement of Operations, and the $3,698 charge-off is also included as a component of “Other gains (losses)” under the caption “Gain (loss) on extinguishment of debt, net” on the Company’s Consolidated Statement of Operations.

The Company sold two small owned property investments during the year ended December 31, 2011. During August 2011, the Company sold a retail property located in Pennsauken, New Jersey leased to Walgreen Co. for net cash proceeds of $3,830 and recognized a gain of $603.  During September 2011, the Company sold another retail property located in Simi Valley, California leased to McDonald’s USA, LLC for net cash proceeds of $2,000 and recognized a gain of $822.  The foregoing gains are included as a component of discontinued operations under the caption “Gain (loss) on investments, net” on the Company’s Consolidated Statement of Operations.  The operating results of the two sold properties have been reclassified as a component of discontinued operations for all periods presented.

During May 2011, the Company sold two long-term mortgage loans each backed by a single retail store leased to Home Depot USA, Inc., one store located in Chelsea, Massachusetts and the other located in Tullytown, Pennsylvania.  The loans had an aggregate carry value of $16,002, and generated sales proceeds of $16,935.  The Company’s net gain on sale of the loans after estimated expenses of $271 was $662, and is included as a component of “Other gains (losses)” under the caption “Gain (loss) on investments, net” on the Company’s Consolidated Statement of Operations.

During May 2011, the Company sold one of its commercial mortgage-backed securities investments (WBCMT 2006-C27, Class C).  The total of $11,000 face amount of securities were sold at a dollar price of $79.50 per $100 of face amount, and the Company recognized a loss on investment during the year ended December 31, 2011 of $2,397.  The loss is included as a component of “Other gains (losses)” under the caption “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations.  The aggregate carrying amount of the securities was $11,142 as of March 31, 2011.

During February 2011, the Company sold two commercial mortgage-backed securities investments, both of which were secured by portions of the mortgage financing on the office building located at 180 Maiden Lane, New York, New York (WBCMT 2004-C15, Class 180ML-D and Class 180ML-E).  The total of $23,000 face amount of securities were sold at a dollar price of $98 per $100 of face amount, and the Company recognized a loss on investment during the year ended December 31, 2011 of $490.  The loss is included as a component of “Other gains (losses)” under the caption “Gain (loss) on investments, net” in the Company’s Consolidated Statement of Operations.  The aggregate carrying amount of these securities was $22,236 as of December 31, 2010.

Year Ended December 31, 2010

The Company sold or otherwise disposed of the following investments during the year ended December 31, 2010.

The Company sold one owned property during the year ended December 31, 2010. The property, which is located in Wyomissing, Pennsylvania and was leased to Cott Corporation, was sold in March 2010 and had been reclassified to discontinued operations at December 31, 2009, in connection with the Company’s expected disposal of the asset. Loss of $1,223 from the sale, as well as a lease termination with the tenant in a separate transaction, was recognized at the time of the reclassification at December 31, 2009.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Discontinued Operations

The following presents the operating results for the properties sold during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Total revenues	$-	$3,300	$4,078
Pretax income (loss)	(16,601)	1,066	(3,255)

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

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at December 31, 2012 and December 31, 2011, are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Assets:
Loans held for investment	$27,032	$33,209	$31,329	$37,622	$31,303	$35,120
Commercial mortgage-backed securities	62,318	59,435	76,368	84,405	62,318	59,435
Liabilities:
Mortgages on real estate investments	$1,012,075	$972,924	$1,010,754	$969,004	$1,072,963	$1,002,247
Credit agreements	67,655	70,668	67,655	70,668	67,655	70,668
Secured term loan	72,417	88,142	72,417	88,142	68,750	78,302
Convertible senior notes	19,210	34,522	19,210	35,009	19,202	34,997
Other long-term debt	30,930	30,930	30,930	30,930	29,736	29,421

The fair values indicated above are indicative of the interest rate and credit spread environment as of December 31, 2012 and December 31, 2011, respectively, and may not take into consideration the effects of subsequent changes in interest rates, credit spreads and ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

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

December 31, 2012, 2011 and 2010

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

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of December 31, 2012, the Company has not classified any of its securities as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of December 31, 2012, the Company has classified two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant), as well as its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of December 31, 2012, the Company has classified all of its securities that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. The valuation technique utilized by management is a discounted cash flow analysis.  Management evaluates a variety of inputs to estimate the applicable discount rate.  The primary inputs evaluated by management in estimating the discount rate are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class.  As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect transactions in inactive markets.  Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

The table below presents the fair value of the Company’s securities as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,2012

Securities available for sale	$–	$26,284	$36,034	$62,318

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

A 50 basis point (or 0.50%) change in the discount rate utilized to estimate fair value would result in a change in the fair value of securities that are classified as Level 3 of approximately $740 as of December 31, 2012.

The table below presents the fair value of the Company’s securities classified as available for sale as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,2011
Securities available for sale	$–	$26,606	$32,829	$59,435

The following table summarizes the change in the fair value for Level 3 items for the years ended December 31, 2012 and December 31, 2011:

	Year ended December 31, 2012	Year ended December 31, 2011
Securities available for sale
Beginning balance	$32,829	$13,797
Gains (losses) included in net income (loss):
Included in interest income	319	355
Gains (losses) included in other comprehensive income	9,237	(454)
Purchases, sales, issuances and settlements (net)	(6,351)	(54,278)
Transfers in (out) of Level 3	–	73,409
Ending balance	$36,034	$32,829

The transfers into Level 3 during the 2011 periods related to the Company’s reclassification of certain securities investments from the “held to maturity” to the “available for sale” classification for financial reporting purposes.

8.     Other Assets

Other assets as of December 31, 2012 and December 31, 2011, consisted of the following:

	December 31,
	2012	2011
Receivables and accrued interest	$8,713	$8,317
Prepaid expenses and deposits	1,798	1,381
Mortgage lender reserve accounts	30,758	17,393
Restricted cash	413	440
Amounts held by servicer	932	431
Accrued rental income	35,144	41,387
Debt issuance costs, net	5,775	3,889
Deferred leasing costs, net	4,699	1,483
Investment in statutory trust	930	930
Other	398	712
Total	$89,560	$76,363

Mortgage lender reserve accounts represent cash on deposit with the lender on the Company’s owned properties to fund future debt service or other future property related costs such as taxes and insurance, repairs and maintenance, tenant improvement allowances and other re-tenanting costs.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

9.     Debt Obligations

Credit Agreements

Credit Agreement with Wells Fargo Bank, N.A.

During June 2012, the Company entered into a senior secured revolving credit agreement with Wells Fargo Bank, N.A.  The agreement authorizes the Company to borrow up to $100,000 from time to time from Wells Fargo Bank.  This credit agreement is the Company’s primary short-term borrowing facility.

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

The current collateral pool consists of 16 real properties: the 11 Kroger grocery stores the Company owns located in GA, TN and KY, the two multi-tenant properties the Company owns in Omaha, NE, the property the Company owns in Columbus, OH leased to Abbott Laboratories, the property the Company owns in Bloomington, IN leased to Baxter International, Inc., and the property the Company owns in Louisville, KY leased to Michelin North America, Inc.  Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value.  The Company is authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and the Company expects to do so as it adds additional real estate properties and as mortgage debt matures on properties the Company currently owns.  The Company is also authorized to remove assets provided it repays any associated borrowings at par.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

As of December 31, 2012, the Company was in compliance with the above financial covenants.

Credit Agreement with KeyBank N.A.

During October 2012, the Company entered into a senior secured credit agreement with KeyBank National Association, pursuant to which KeyBank made a $10,000 term loan to the Company.  The proceeds of the new term loan were utilized to repay in full and terminate a predecessor senior secured credit agreement with Wells Fargo Bank, N.A., entered into in July 2010.

The new credit agreement with KeyBank is for a three year term scheduled to mature on October 12, 2015, although the Company has two successive options to extend the maturity date, in each case for one additional year, subject to the payment of an extension fee and the satisfaction of certain other routine conditions.  The Company is obligated to pay interest on its borrowings pursuant to the agreement at a floating rate of LIBOR plus 300 basis points.  The Company may select a one month, two month or three month interest period for its LIBOR-based borrowings.

The collateral pool consists principally of fully amortizing mortgage notes on various real properties owned by the Company.  Debt service on those notes is funded directly by rent paid by the tenant, and is expected to fully amortize the outstanding principal balance of the KeyBank loan over the loan term.

The Company’s borrowings are a recourse obligation, and CapLease has guaranteed all obligations of its subsidiary that acts as borrower under the agreement and owns the notes that comprise the collateral pool.

The Company made various customary representations and warranties and affirmative and negative covenants pursuant to the credit agreement, and agreed to various customary events of defaults.  The Company also agreed to various financial covenants which it will be required to be in compliance with during the term of the credit agreement.  The financial covenants, as well as the representations and warranties, affirmative and negative covenants, and events of default, closely conform to those included in the Company’s senior secured credit agreement with Wells Fargo described above.

As of December 31, 2012, the Company was in compliance with the financial covenants under the KeyBank credit agreement.

Borrowings and collateral carry values related to the Company’s credit agreements as of December 31, 2012 and December 31, 2011, were as follows:
	At December 31, 2012		At December 31, 2011
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Wells Fargo Bank Credit Agreement
Owned properties	$58,056	$133,530	$–	$–
KeyBank Credit Agreement (and predecessor agreement with Wells Fargo)
Loans held for investment	1,414	2,277	1,552	4,111
Intercompany mortgage loans on CapLease properties	6,410	9,765	66,887	94,020
Commercial mortgage-backed securities	1,776	3,210	2,230	2,533
Owned property	–	–	–	25,494
Total	$67,656	$148,782	$70,669	$126,158

For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	December 31,
	2012	2011	2010
Weighted average effective financing rate	4.26%	3.49%	3.66%
Average 30-Day LIBOR rate	0.24%	0.23%	0.27%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Mortgage Notes on Real Estate Investments

The Company has financed many of its owned real properties with first mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Dec 31, 2012		Dec 31, 2011
Property Description	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date

Abbott Laboratories, Columbus, OH	$–	$–	$5,080	$5,080	5.40%	6.1%	N/A
Abbott Laboratories, Waukegan, IL	14,056	14,056	14,440	14,440	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,156	19,156	19,445	19,445	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,394	20,394	20,702	20,702	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	15,977	16,284	16,175	16,569	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	57,522	57,522	59,274	59,274	5.23%	5.8%	Nov 2014
AT&T Services, Inc./MetroPCS Communications, Inc., Richardson, TX	20,546	20,546	–	–	4.60%	4.8%	Jun 2022
Baxter International, Inc., Bloomington, IN	–	–	4,407	4,407	5.40%	6.1%	N/A
Breinigsville, PA (Nestle); Fort Wayne, IN (Vacant); and Lathrop, CA (Del Monte)	105,305	105,305	117,000	117,000	6.32%	6.8%	Feb 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.6%	May 2017
Cadbury Holdings Limited, Whippany, NJ	31,848	31,848	32,559	32,559	5.26%	5.3%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ	1,227	1,227	1,727	1,727	5.26%	6.5%	Mar 2015
Capital One Financial Corporation, Plano, TX	18,767	18,767	19,344	19,344	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	25,189	25,189	26,708	26,708	5.30%	5.3%	May 2013
Cimarex Energy Company (Development Property), Tulsa, OK	17,688	17,688	–	–	LIBOR+300bps (4% floor)	Floats	Jul 2018
Cooper Tire & Rubber Company, Franklin, IN	17,355	17,355	17,690	17,690	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.8%	Feb 2017
Crozer-Keystone Health System, Ridley Park, PA	2,662	2,662	2,964	2,964	5.40%	6.0%	Apr 2019
CVS Corporation, Randolph, MA	7,275	7,275	7,601	7,601	5.40%	6.4%	Jan 2014
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	39,014	39,014	39,764	39,764	5.33%	5.4%	Jun 2015
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	2,233	2,233	2,995	2,995	5.33%	6.4%	Jun 2015
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.9%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,538	29,538	29,889	29,889	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	26,128	25,947	26,672	26,454	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,588	13,588	13,820	13,820	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	40,681	40,681	41,299	41,299	5.10%	5.4%	Jul 2015
Lowes Companies, Inc., New Orleans, LA	8,330	8,938	8,599	9,258	5.57%	4.8%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	7,454	7,854	7,702	8,135	5.32%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	420	462	433	479	5.93%	4.8%	Aug 2030
Omnicom Group, Inc., Irving, TX	12,144	12,144	12,472	12,472	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,404	15,404	15,616	15,616	5.84%	6.0%	May 2016
Praxair, Inc., The Woodlands, TX	22,440	22,440	–	–	3.70%	3.9%	Aug 2022
Tiffany & Co., Parsippany, NJ	56,655	56,655	57,482	57,482	5.33%	5.3%	Oct 2015
Time Warner Cable Enterprises LLC, Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	1,991	1,991	2,208	2,208	6.18%	6.8%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	1,910	1,910	2,473	2,473	5.83%	6.8%	Dec 2015
TJX Companies, Inc., Philadelphia, PA	68,118	68,118	68,847	68,847	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,456	10,456	10,606	10,606	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,751	10,751	10,922	10,922	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	18,180	18,180	–	–	3.23%	3.8%	Mar 2023
United States Government (EPA), Kansas City, KS	–	–	18,395	20,806	7.57%	5.3%	N/A
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	17,946	17,946	18,233	18,233	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	56,281	56,281	57,908	57,908	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,134	5,134	5,217	5,217	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	3,367	3,428	4,062	4,154	7.30%	6.4%	Apr 2016
Walgreen Co., Portsmouth, VA	2,306	2,390	2,481	2,584	7.20%	6.2%	Jul 2018
WorleyParsons Limited, Houston, TX	19,525	19,525	–	–	4.00%	4.3%	Jan 2023
Total	$1,010,754	$1,012,075	$969,004	$972,924
(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

During August 2012, the Company extended the mortgage debt on the Breinigsville, PA, Lathrop, CA and Fort Wayne, IN properties for up to five years inclusive of one 18-month extension option and two one year extension options.  The face amount of the note and the note coupon of 6.32% were not modified by the extension.  Pursuant to the extension option provisions of the note, the Company may not extend the loan maturity date beyond August 2015 unless it has fully leased the Fort Wayne, IN property.  The extension option rights if exercised also require the Company to make the following principal payments on the note:

•	$7,500 during the first extension option term;

•	$7,500 during the second extension option term; and

•	$5,000 during the third extension option term.

Since the terms of the extended loan are deemed for financial accounting purposes to be not substantially different to the original loan, the Company accounted for the extension as a modification on its financial statements.  See “Deferred Fees and Costs” under Note 2 above.  Total transaction costs incurred in connection with the extension were $1,626, including $710 of fees paid to the lender to obtain the extension and expenses paid on the lender’s behalf which were added to debt issuance costs for the loan and increase the Company’s effective financing rate of the loan.  The remaining $916 of advisory costs related to the extension were charged to earnings and have been included in “Other expenses” in the Company’s Consolidated Statement of Operations.

The mortgage notes in the above table are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,627,788 at December 31, 2012, and $1,483,528 at December 31, 2011.

The Company has classified the loan agreement related to the Tulsa, OK development project for Cimarex Energy Co. as a component of “Mortgages on real estate investments” on the Company’s Consolidated Balance Sheet.  The Company entered into the loan agreement with Bank of Oklahoma during July 2011, to provide construction financing of approximately one-half of the project costs related to the development of the property.  See Note 3.  Pursuant to the agreement, Bank of Oklahoma has agreed to fund up to $24,000 of project costs beginning after the Company has funded an aggregate of $24,000 to the project.  The Company has fully funded its $24,000 commitment and began drawing on the loan from Bank of Oklahoma during the year ended December 31, 2012.  During the construction period, interest only will be payable by the Company to the lender each month at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor).  As of December 31, 2012, the Company had drawn $17,688 under the loan agreement with Bank of Oklahoma.  For the year ended December 31, 2012, the weighted average effective financing rate on the loan agreement with Bank of Oklahoma was 4.0%.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Amounts related to the secured term loan as of December 31, 2012, were as follows:

	Borrowings	Collateral Carry Value
Loans held for investment	$15,550	$23,425
Intercompany mortgage loans on CapLease properties	17,076	28,545
Commercial mortgage-backed securities	39,792	50,382
Total	$72,417	$102,352

Convertible Senior Notes

During October 2007, CapLease issued $75,000 principal amount of 7.50% convertible senior notes due 2027. As of December 31, 2012, CapLease had $19,210 principal amount of convertible senior notes outstanding.  The notes represent general unsecured recourse obligations of CapLease and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated. The notes are jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis by four of CapLease’s subsidiaries, Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp. and Caplease Credit LLC.

The following table summarizes the Company’s repurchases of convertible senior notes during the years ended December 31, 2008, December 31, 2009, December 31, 2010 and December 31, 2012.

Quarter Ended	Notional Amount of Notes Repurchased	Purchase Price	Gain (loss) on Extinguishment of Debt
December 31, 2008	$3,240	$1,179	$1,713
March 31, 2009	5,500	2,090	2,821
June 30, 2009	12,316	6,512	4,581
September 30, 2009	1,500	949	415
March 31, 2010	2,500	2,400	(96)
June 30, 2010	13,500	13,500	(184)
September 30, 2010	1,435	1,435	(14)
December 31, 2012	15,799	15,799	-

On October 1, 2012, CapLease repurchased $15,799 principal amount of notes pursuant to the put right in the notes that allowed the holders to tender some or all of their notes back to CapLease during a 20 business day period that expired on September 27, 2012.  The cash purchase price for the notes tendered was 100% of the principal amount of notes tendered.  The October 2012 put right has expired and the note holders’ next put right will be on October 1, 2017.  Beginning on October 5, 2012, CapLease now has the right to redeem the notes in whole or in part, for cash at any time or from time to time. The redemption price will be 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest.

The notes bear interest at an annual fixed rate of 7.50% and are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. As of December 31, 2012, the commissions and other expenses associated with the original issuance of the notes had been fully amortized as a component of interest expense in prior periods, and the Company’s effective financing rate on the notes was approximately 7.5%.

For financial accounting purposes and because the notes may be converted into equity in the future, the Company was required to bifurcate the proceeds from the original issuance of the notes between a liability component and an equity component and record interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue.  The liability component is initially recorded at a discount from the principal amount of the notes and is subsequently accreted back to the principal amount over the expected useful life of the notes as interest expense at the estimated nonconvertible debt borrowing rate is recorded.  As of the October 1, 2012 initial put date as described above, the liability component of the notes had accreted back to the full principal amount of the notes and, therefore, at December 31, 2012, the Company was no longer recording additional interest expense on the notes for financial accounting purposes at the nonconvertible debt incremental borrowing rate.  The Company’s estimated nonconvertible debt borrowing rate for financial accounting purposes was 10.2% and 10.1%, respectively, at December 31, 2011 and December 31, 2010.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

The liability component of the convertible senior notes comprised the following amounts at December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011
Convertible notes - principal	$19,210	$35,009
Unamortized debt discount	-	(487)
Convertible senior notes - net	$19,210	$34,522

The Company recorded interest expense on the convertible senior notes for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 as follows:

	December 31,
	2012	2011	2010
Interest expense paid or accrued at stated interest rate of 7.5%	$2,330	$2,625	$3,111
Convertible senior notes issuance costs expensed as a component of interest expense	173	206	250
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	487	596	702
	$2,990	$3,427	$4,063

The carry value of the equity component of the convertible senior notes was $6,189 at each of December 31, 2012 and December 31, 2011, and is included as a component of “Additional paid in capital” on the Company’s Consolidated Balance Sheet.

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of December 31, 2012, the if-converted value of the convertible senior notes is less than the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

Trust Preferred Securities

In December 2005, the Operating Partnership issued $30,000 in aggregate principal amount of fixed/floating rate preferred securities through its wholly-owned subsidiary, Caplease Statutory Trust I. The trust preferred securities represent an unsecured subordinated recourse debt obligation of the Company and require quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum. The securities must be redeemed on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, at any time. The Company’s effective financing rate on the trust preferred securities, inclusive of deferred issuance costs, is approximately 7.7% per annum.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of December 31, 2012, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
2013	$35,097	$54,984	$90,081
2014	34,402	165,685	200,086
2015	28,143	315,429	343,573
2016	18,116	272,614	290,730
2017	12,433	100,721	113,153
Thereafter	31,924	131,419	163,343
Total	$160,114	$1,040,852	$1,200,966

10.   Gain (loss) on extinguishment of debt

Gain on extinguishment of debt during the year ended December 31, 2012, comprised:

•
gain of $9,000 on the repurchase of a portion of the mortgage debt on the warehouse properties located in Breinigsville, PA, Lathrop, CA and Fort Wayne, IN.  The gain is included as a component of “Other gains (losses)” under the caption “Gain (loss) on extinguishment of debt, net” in the Company’s Consolidated Statement of Operations.

•
net gain of $2,012 on the refinancing of the mortgage debt on the property owned in Kansas City, KS (leased to the United States Government (EPA)) and the repayment of the outstanding mortgage debt on the properties owned in Columbus, OH (leased to Abbott Laboratories) and Bloomington, IN (leased to Baxter International, Inc.).  The net gains were driven primarily by gain of $2,392 on the reversal of the remaining unamortized balance of the fair value adjustment on the assumed debt repaid on the EPA property, and losses of $196 from the charge-off of deferred hedge and other costs associated with the debt repaid on all three properties.  The net gain is included as a component of “Other gains (losses)” under the caption “Gain (loss) on extinguishment of debt, net” in the Company’s Consolidated Statement of Operations.

•
loss of $221 from the charge-off of costs related to the Wells Fargo credit agreement that was repaid and terminated during October 2012 (see discussion of “Credit Agreement with KeyBank N.A.” under Note 9 above).  The loss is included as a component of “Other gains (losses)” under the caption “Gain (loss) on extinguishment of debt, net” in the Company’s Consolidated Statement of Operations.

See Note 6 above related to gain (loss) on debt extinguishment recognized during the year ended December 31, 2011, related to (i) the disposition of the former Hartford, CT property to the lender in full satisfaction of the mortgage debt and (ii) the sale of the March 2005 CDO.

During the year ended December 31, 2010, the Company recognized loss on extinguishment of debt of $293 related to repurchases of convertible senior notes during the year.  See Note 9.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

11.  Accounts payable and other liabilities

Accounts payable and other liabilities as of December 31, 2012 and December 31, 2011 consisted of the following:

	December 31,
	2012	2011
Accounts payable and other liabilities	$13,045	$3,781
Accrued interest	4,499	5,014
Accrued expenses	5,460	4,689
Deferred rental income	–	2
Unearned rental income	4,922	3,885
Total	$27,926	$17,371

12.  Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to interest rate fluctuations on assets not yet financed with long-term fixed rate debt. During the years ended December 31, 2012, December 31, 2011, and December 31, 2010, the Company had no open interest rate swap positions

As of December 31, 2012, the Company had $1,146 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. Within the next twelve months, the Company estimates that $542 of realized losses on derivatives will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

13.   Commitments and Contingencies

The Company is committed to fund up to $24,000 of project costs related to the Tulsa, OK development project described at Note 3 above.  As of December 31, 2012, the Company had fully-funded this commitment.  The Company is also committed to fund $21,698 of project costs related to the Ashland, VA development project described at Note 3 above.  As of December 31, 2012, the Company had funded $6,057 of such commitment.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At December 31, 2012, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

As of December 31, 2012, the Company was obligated under non-cancelable operating lease agreements for office space and copy machines. The future minimum lease payments under these lease agreements at December 31, 2012 were:

2013	$105
2014	698
2015	808
2016	802
2017	802
Thereafter	4,482
$7,697

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Included in general and administrative expense is rent expense of approximately $629, $568, and $546 for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

14.  Stockholders’ Equity

Stock Issuances

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2012, CapLease had issued and outstanding 73,658,045 shares of common stock, 3,447,182 shares of 8.125% Series A cumulative redeemable preferred stock, and 2,941,073 shares of 8.375% Series B cumulative redeemable preferred stock.

Common Stock

The following table summarizes CapLease’s common stock issuances from its incorporation date (October 31, 2003) through December 31, 2012.

Date	Shares	Offering Price (actual or average)		Net Proceeds (after expenses)	Transaction description
Pre-IPO Capitalization
November 2003	139,134	$0.10		$14	Initial capitalization – issuances to current and former employees of the Operating Partnership
March 2004	3,968,800	N.A.		N.A.	Initial capitalization – issuances of CapLease common stock in exchange for the acquisition of the Operating Partnership from its former owners
Marketed Offerings
March 2004	23,000,000	$10.50		$221,778	Initial public offering of CapLease common stock
May 2006	5,747,000	$10.55		$57,282	Follow-on public offering of CapLease common stock
May/June 2007	10,350,000	$10.75		$104,682	Follow-on public offering of CapLease common stock
April/May 2011	10,150,000	$5.60		$54,050	Follow-on public offering of CapLease common stock
Direct Placements
September 2008	1,317,524	$7.59		$9,957	Direct issuance of CapLease common stock to institutional buyer
March 2010	3,144,654	$4.77		$14,985	Direct issuance of CapLease common stock to institutional buyer
OP Unit Exchange
September 2008	107,131	N.A.	(1)	N.A.	Issuance of CapLease common stock in exchange for the same number of Operating Partnership units
DRIP/DSP Plan Issuances
Various 2007	1,111,641	$10.38		$11,538	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2008	1,222,855	$7.96		$9,692	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2009	807,661	$3.60		$2,910	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2010	103	$5.85		$1	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
Various 2011	27,697	$5.72		$158	Issuances of CapLease common stock through CapLease Dividend Reinvestment and Direct Stock Purchase Plan
ATM Issuances
November/December 2006	160,900	$11.91		$1,851	Issuances of CapLease common stock through “at the market offering” (“ATM”) program
Various 2009	2,410,800	$3.49		$8,136	Issuances of CapLease common stock through ATM program
Various 2010	2,137,500	$4.86		$10,117	Issuances of CapLease common stock through ATM program
Various 2011	14,200	$6.00		$84	Issuances of CapLease common stock through ATM program
Various 2012	6,891,080	$4.76		$32,150	Issuances of CapLease common stock through ATM program
CapLease 2004 Stock Incentive Plan Awards
Various (2004 – 2012)	4,243,005	N.A.		N.A.	Issuances of CapLease common stock through CapLease 2004 Stock Incentive Plan (See Note 15)
Less: Stock Repurchases
October 2007	(1,524,390)	$9.84		$(7,976)	Repurchase of CapLease common stock in connection with convertible senior note issuance
Various 2011	(1,769,250)	$3.79		$(6,700)	Repurchase of CapLease common stock pursuant to Board authorized repurchase program

Total	73,658,045
1  Units were originally issued at a price of $11.40 per unit.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

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

During the year ended December 31, 2012, CapLease issued an aggregate of 242,282 shares of 8.125% Series A cumulative redeemable preferred stock through its “at the market offering” program with Cantor Fitzgerald & Co. at an average price of $25.11 per share, for net proceeds of $5,961.

The Series A preferred stock ranks, with respect to the payment of dividends and the distribution of assets in the event of CapLease’s liquidation, dissolution or winding up, senior to CapLease’s common stock and junior to all of the Company’s existing and future indebtedness.  The Series A preferred stock ranks pari passu with CapLease’s 8.375% Series B cumulative redeemable preferred stock and any other future equity securities that CapLease may later authorize or issue that by their terms are on a parity with the Series A preferred stock.  The Series A preferred stock also ranks pari passu with CapLease’s 7.25% Series C cumulative redeemable preferred stock issued in January 2013.  See Note 24.

Holders of the Series A preferred stock are entitled to receive cumulative cash dividends at the rate of 8.125% per annum of the $25.00 per share liquidation preference, equivalent to $2.03125 per annum per share. The annual dividend rate will increase to 9.125% if the Series A preferred stock is delisted from the New York Stock Exchange following a change of control of CapLease.  Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year.

If CapLease liquidates, dissolves or winds up its operations, holders of the Series A preferred stock will have the right to receive (after payment or provision for payment of all debts and other liabilities) $25.00 per share, plus all accumulated and unpaid dividends through and including the date of payment.  Holders of the Series A preferred stock will be entitled to receive this liquidating distribution before CapLease distributes any assets to holders of its common stock or any other shares of stock that rank junior to the Series A preferred stock.  The rights of holders of the Series A preferred stock to receive their liquidation preference will be subject to the proportionate rights of each parity stock, including the Series B preferred stock and the Series C preferred stock, and preferential rights of the holders of any series of shares that are senior to the Series A preferred stock.

The Series A preferred stock does not have any stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. CapLease may, at its option, redeem the Series A preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accumulated and unpaid dividends through the redemption date. During January 2013, the Company called for redemption 800,082 shares of its Series A preferred stock.  See Note 24.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Holders of the Series A preferred stock generally have no voting rights. However, Series A preferred stock holders will have limited voting rights if CapLease fails to pay dividends on the Series A preferred stock for six or more quarterly periods (whether or not consecutive), or if CapLease issues shares of capital stock senior to the Series A preferred stock or makes changes to the terms of the Series A preferred stock that would be materially adverse to the rights of holders of Series A preferred stock.

The Series A preferred stock is not convertible into or exchangeable for CapLease’s common stock or any of the Company’s other securities or property.

8.375% Series B Cumulative Redeemable Preferred Stock

During April 2012, CapLease issued 2,000,000 shares of 8.375% Series B cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share.  The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and offering expenses) of approximately $48,317.

During the year ended December 31, 2012, CapLease issued an aggregate of 941,073 shares of 8.375% Series B cumulative redeemable preferred stock through its “at the market offering” program with Cantor Fitzgerald & Co. at an average price of $25.58 per share, for net proceeds of $23,500.

The Series B preferred stock ranks, with respect to the payment of dividends and the distribution of assets in the event of CapLease’s liquidation, dissolution or winding up, senior to CapLease’s common stock and junior to all of the Company’s existing and future indebtedness.  The Series B preferred stock ranks pari passu with CapLease’s 8.125% Series A cumulative redeemable preferred stock and any other future equity securities that CapLease may later authorize or issue that by their terms are on a parity with the Series B preferred stock.  The Series B preferred stock also ranks pari passu with CapLease’s 7.25% Series C cumulative redeemable preferred stock issued in January 2013.  See Note 24.

Holders of the Series B preferred stock are entitled to receive cumulative cash dividends at the rate of 8.375% per annum of the $25.00 per share liquidation preference, equivalent to $2.09375 per annum per share. Dividends on the Series B preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year.

If CapLease liquidates, dissolves or winds up its operations, holders of the Series B preferred stock will have the right to receive (after payment or provision for payment of all debts and other liabilities) $25.00 per share, plus all accumulated and unpaid dividends up to, but not including, the date of payment.  Holders of the Series B preferred stock will be entitled to receive this liquidating distribution before CapLease distributes any assets to holders of its common stock or any other shares of stock that rank junior to the Series B preferred stock.  The rights of holders of the Series B preferred stock to receive their liquidation preference will be subject to the proportionate rights of each parity stock, including the Series A preferred stock and the Series C preferred stock, and preferential rights of the holders of any series of shares that are senior to the Series B preferred stock.

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

Upon the occurrence of a Change of Control and subject to CapLease’s special optional redemption right described below, each holder of Series B preferred stock will have the right to convert some or all of the shares of Series B preferred stock held by such holder (the “Change of Control Conversion Right”) into a number of shares of common stock per share of Series B preferred stock to be converted equal to the lesser of:

•
the quotient obtained by dividing (1) the sum of the $25.00 liquidation preference plus the amount of any accumulated and unpaid dividends to, but not including, the conversion date by (2) the Common Stock Price (as defined below); and

•	11.9904 (the “Share Cap”), subject to certain adjustments.

The Share Cap is subject to pro rata adjustments for any share splits (including those effected pursuant to a distribution of shares of common stock), subdivisions or combinations with respect to the common stock.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Upon such a conversion, the holders will be limited to a maximum number of shares of common stock equal to the Share Cap multiplied by the number of shares of Series B preferred stock converted.  If the Common Stock Price is less than $2.085 (which is 50% of the per-share closing sale price of CapLease’s common stock on April 16, 2012), subject to adjustment, the holders will receive a maximum of 11.9904 shares of the common stock per share of Series B preferred stock, which may result in a holder receiving value that is less than the liquidation preference of the Series B preferred stock.

In addition to the optional redemption right commencing on April 19, 2017 described above, CapLease has a special optional redemption right in connection with a Change of Control and holders of the Series B preferred stock will not have the Change of Control Conversion Right if CapLease elects to redeem the Series B preferred stock in connection with the Change of Control.  CapLease may, at its option, redeem the Series B preferred stock, in whole or in part upon the occurrence of a Change of Control, by paying $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of redemption.

A “Change of Control” occurs when the following have occurred and are continuing:

•
the acquisition by any person, including any syndicate or group deemed to be a “person” under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of purchases, mergers or other acquisition transactions of shares of CapLease entitling that person to exercise more than 50% of the total voting power of all shares of CapLease entitled to vote generally in elections of directors (except that such person will be deemed to have beneficial ownership of all securities that such person has the right to acquire, whether such right is currently exercisable or is exercisable only upon the occurrence of a subsequent condition); and

•
following the closing of any transaction referred to in the bullet point above, neither CapLease nor the acquiring or surviving entity has a class of common securities (or American Depositary Receipts representing such securities) listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT (the “NYSE MKT”) or the NASDAQ Stock Market (“NASDAQ”), or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE MKT or NASDAQ.

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

Holders of the Series B preferred stock generally have no voting rights. However, Series B preferred stock holders will have limited voting rights if CapLease fails to pay dividends on the Series B preferred stock for six or more quarterly periods (whether or not consecutive), or if CapLease issues shares of capital stock senior to the Series B preferred stock or makes changes to the terms of the Series B preferred stock that would be materially adverse to the rights of holders of the Series B preferred stock.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Share Repurchase Programs

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

The Company did not make any share repurchases through the program during the year ended December 31, 2012.  During the year ended December 31, 2011, the Company repurchased an aggregate of 1,769,250 shares of common stock at an average price of $3.79 per share, utilizing an aggregate of $6,736 of cash on hand.  As of December 31, 2012, the Company had remaining authorization to repurchase up to $13,264 through the above program.

During January 2013, the Company announced that its Board of Directors has approved a share repurchase program authorizing the Company to repurchase in the aggregate up to $85,000 of its outstanding Series A preferred stock.  See Note 24.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2009	12/31/2009	1/15/2010	$0.060	$3,103
3/31/2010	3/31/2010	4/15/2010	0.060	3,431
6/30/2010	6/30/2010	7/15/2010	0.060	3,431
9/30/2010	9/30/2010	10/15/2010	0.060	3,431
12/31/2010	12/31/2010	1/18/2011	0.065	3,736
3/31/2011	3/31/2011	4/15/2011	0.065	3,764
6/30/2011	6/30/2011	7/15/2011	0.065	4,424
9/30/2011	9/30/2011	10/17/2011	0.065	4,321
12/31/2011	12/30/2011	1/17/2012	0.065	4,308
3/31/2012	4/2/2012	4/16/2012	0.065	4,340
6/30/2012	6/29/2012	7/16/2012	0.065	4,340
9/30/2012	9/28/2012	10/15/2012	0.070	4,674
12/31/2012	12/31/2012	1/15/2013	0.075	5,524

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2009	12/31/2009	1/15/2010	$0.5078125	$711
3/31/2010	3/31/2010	4/15/2010	0.5078125	1,625
6/30/2010	6/30/2010	7/15/2010	0.5078125	1,625
9/30/2010	9/30/2010	10/15/2010	0.5078125	1,625
12/31/2010	12/31/2010	1/18/2011	0.5078125	1,627
3/31/2011	3/31/2011	4/15/2011	0.5078125	1,627
6/30/2011	6/30/2011	7/15/2011	0.5078125	1,627
9/30/2011	9/30/2011	10/17/2011	0.5078125	1,627
12/31/2011	12/30/2011	1/17/2012	0.5078125	1,627
3/31/2012	4/2/2012	4/16/2012	0.5078125	1,627
6/30/2012	6/29/2012	7/16/2012	0.5078125	1,627
9/30/2012	9/28/2012	10/15/2012	0.5078125	1,727
12/31/2012	12/31/2012	1/15/2013	0.5078125	1,751

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

The following table summarizes the dividend history on shares of CapLease Series B preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
6/30/2012	6/29/2012	7/16/2012	$0.5001740	$1,000
9/30/2012	9/28/2012	10/15/2012	0.5234375	1,121
12/31/2012	12/31/2012	1/15/2013	0.5234375	1,539

15.  Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of December 31, 2012, the Company had awarded 4,243,005 shares of common stock under the stock plan, all in the form of restricted stock awards to executive officers, other employees and directors of the Company.  As of December 31, 2012, the Company had not awarded any options, stock appreciation rights or other stock based compensation under the stock plan.

A summary of the Company’s activity under the stock plan from January 1, 2011 through December 31, 2012, is presented below:
	Number of Shares
Stock Awards at January 1, 2011	3,369,955
Granted During the Year Ended December 31, 2011	392,500	(1)
Forfeited During the Year Ended December 31, 2011	(10,880)
Stock Awards at January 1, 2012	3,751,575
Granted During the Period Ended December 31, 2012	497,700	(2)
Forfeited During the Period Ended December 31, 2012	(6,270)
Stock Awards at December 31, 2012	4,243,005

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

A summary of the status of unvested shares from January 1, 2011 through December 31, 2012, is presented below:

	Shares Awarded Under Plan		Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2011	1,739,367		1,122,282	$4.62
Current period awards	392,500		261,550	5.80
Prior period awards	N/A		223,635	5.80
Vested	(514,970)	(1)	(514,970)	5.14
Forfeited	(10,880)		(10,880)	3.43
Nonvested at January 1, 2012	1,606,017		1,081,617	4.91
Current period awards	497,700		322,550	4.08
Prior period awards	N/A		257,760	4.08
Vested	(577,757)	(2)	(577,757)	5.26
Forfeited	(6,270)		(6,270)	5.80
Nonvested at December 31, 2012	1,519,690		1,077,900	4.26

(1)	Includes 247,191 shares vested as a result of performance criteria being satisfied.
(2)	Includes 231,288 shares vested as a result of performance criteria being satisfied.

The Company uses the closing stock price on the grant date as its estimate of the fair value of the award for financial accounting purposes.

The Company has made certain of the restricted stock awards with vesting dependent upon satisfaction of performance criteria to be determined in the future.  For such awards, applicable accounting guidance provides that despite the award having been granted, it is not valued for financial accounting purposes and expense related thereto does not commence until performance criteria have been established.  “Prior period awards” in the above table represent restricted stock awards made in a prior period but which have been valued for financial accounting purposes in the current period when the CapLease Compensation Committee determined the performance criteria.

As of December 31, 2012, the Company had $2,263 of restricted stock awards (fair value at the grant dates) expected to be charged to the Company’s Consolidated Statement of Operations ratably over the remaining vesting period (through March 2015) assuming vesting criteria are satisfied.  In addition, as of December 31, 2012, the Company has not yet commenced expense accrual related to the following number of restricted stock awards because the applicable performance criteria have not yet been determined:  104,715 shares of restricted stock awarded in 2009, 96,450 shares of restricted stock awarded in 2010, 65,475 shares of restricted stock awarded in 2011 and 175,150 shares of restricted stock awarded in 2012.

16.   Other Comprehensive Income

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

	December 31,
	2012	2011
Net unrealized gains (losses) on securities available for sale	$480	$(9,747)
Net realized losses on derivatives	(1,146)	(1,304)
Accumulated other comprehensive loss	$(666)	$(11,051)

17.  Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of December 31, 2012, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

18.  Rental Income

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2013 to 2030. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2012, are as follows:

2013	$131,191
2014	122,466
2015	120,191
2016	110,884
2017	87,299
Thereafter	284,887
Total	$856,917

19.   Concentration Risks

The Company has entered into a senior secured revolving credit agreement with Wells Fargo Bank, N. A. which agreement is the Company’s primary short-term borrowing facility and is an important component of the Company’s liquidity.  Deterioration in the financial condition of Wells Fargo Bank, N. A. could have a negative impact on the Company’s business, operating results and financial condition. As of December 31, 2012, Wells Fargo Bank, N. A. carried a senior unsecured credit rating of AA- from Standard & Poor’s.

During 2012, approximately 13.1% of the Company’s total revenues were derived from one tenant (the United States Government).

20.   401(k) Plan

The Company has a 401(k) Savings/Retirement Plan (the “401(k) Plan”) in place to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employee’s elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the Company made matching contributions of $245, $313, and $297, respectively.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

21.   Pro Forma Condensed Consolidated Statements of Operations (Unaudited)

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2011, the Company acquired all real properties purchased during the year ended December 31, 2012 and that meet the classification of a business for financial accounting purposes.  Earnings per share are presented using the weighted average shares outstanding during the relevant periods.  In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the twelve months ended December 31,
	2012	2011
Total revenues	$177,393	$184,889
Income from continuing operations	19,144	3,395
Net loss allocable to common stockholders	(7,433)	(2,029)
Income (loss) per basic and diluted common share from continuing operations	0.14	(0.05)
Net loss per basic and diluted common share	(0.11)	(0.03)

22.   Segment Reporting

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

Selected results of operations by segment for the year ended December 31, 2012 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$454	$154,186	$7,402	$162,042
Total expenses	20,315	135,060	3,592	158,967
Other gain (loss)	-	10,846	953	11,799
Income (loss) from continuing operations	(19,862)	29,971	4,765	14,874
Total assets	40,054	1,619,896	90,493	1,750,443

Selected results of operations by segment for the year ended December 31, 2011 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$770	$142,680	$18,893	$162,343
Total expenses	19,342	130,597	12,275	162,214
Other gain (loss)	-	(1,234)	(1,816)	(3,050)
Income (loss) from continuing operations	(18,572)	10,849	4,802	(2,921)
Total assets	78,690	1,468,962	93,971	1,641,623

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

Selected results of operations by segment for the year ended December 31, 2010 are as follows:

	Corporate / Unallocated	Operating Real Estate	Debt Investments	Total
Total revenues	$856	$134,437	$27,122	$162,415
Total expenses	19,742	126,371	17,997	164,110
Other gain (loss)	(293)	-	(7,949)	(8,242)
Income (loss) from continuing operations	(19,180)	8,066	1,177	(9,937)
Total assets	48,213	1,463,362	358,696	1,870,271

23.   Quarterly Financial Information (Unaudited)

The following table sets forth selected quarterly financial data for the Company for 2012 and 2011.
	Revenue	Net income (loss) applicable to common shares	Basic and diluted income (loss) per common share
2012
December 31	$41,569	$(2,014)	$(0.03)
September 30	41,791	(1,252)	(0.02)
June 30	39,696	(8,866)	(0.13)
March 31	38,986	429	0.01
2011
December 31	38,982	14,443	0.22
September 30	40,865	(14,798)	(0.22)
June 30	41,254	(4,856)	(0.07)
March 31	41,243	(3,134)	(0.05)

The totals for the year may differ from the sum of the quarters as a result of weighting and rounding.

24.  Subsequent Events

Issuance of 7.25% Series C Cumulative Redeemable Preferred Stock

On January 25, 2013, CapLease issued 850,000 shares of 7.25% Series C cumulative redeemable preferred stock in a public offering at a price to the public of $23.75 per share.  The Company received net proceeds in the transaction (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $19,402.  The Company intends to use the net proceeds from the offering for general corporate purposes, which are expected to primarily include repurchase or redemption of CapLease’s 8.125% Series A preferred stock.

The Series C preferred stock ranks, with respect to the payment of dividends and the distribution of assets in the event of CapLease’s liquidation, dissolution or winding up, senior to CapLease’s common stock and junior to all of the Company’s existing and future indebtedness.  The Series C preferred stock ranks pari passu with CapLease’s Series A preferred stock, CapLease’s Series B preferred stock, and any other equity securities that CapLease may later authorize or issue that by their terms are on a parity with the Series C preferred stock.

Holders of the Series C preferred stock are entitled to receive cumulative cash dividends at the rate of 7.25% per annum of the $25.00 per share liquidation preference, equivalent to $1.8125 per annum per share.  Dividends on the Series C preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year, commencing April 15, 2013.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

December 31, 2012, 2011 and 2010

If CapLease liquidates, dissolves or winds up its operations, holders of the Series C preferred stock will have the right to receive (after payment or provision for payment of all debts and other liabilities) $25.00 per share, plus all accumulated and unpaid dividends up to, but not including, the date of the payment.  Holders of the Series C preferred stock will be entitled to receive this liquidating distribution before CapLease distributes any assets to holders of its common stock or any other shares of stock that rank junior to the Series C preferred stock.  The rights of holders of the Series C preferred stock to receive their liquidation preference will be subject to the proportionate rights of each parity stock, including the Series A preferred stock and the Series B preferred stock, and preferential rights of the holders of any series of shares that are senior to the Series C preferred stock.

The Series C preferred stock does not have any stated maturity and is not subject to any sinking fund or mandatory redemption provisions.  CapLease has substantially the same redemption rights with respect to its Series C preferred stock as it has with respect to its Series B preferred stock, except that CapLease’s optional redemption right with respect to the Series C preferred stock does not commence until January 25, 2018.

CapLease has substantially the same conversion rights with respect to its Series C preferred stock as it has with respect to its Series B preferred stock, except that the Share Cap with respect to the Series C preferred stock is 8.9127.

Holders of the Series C preferred stock generally have no voting rights. However, Series C preferred stock holders will have limited voting rights if CapLease fails to pay dividends on the Series C preferred stock for six or more quarterly periods (whether or not consecutive), or if CapLease issues shares of capital stock senior to the Series C preferred stock or makes changes to the terms of the Series C preferred stock that would be materially adverse to the rights of the holders of Series C preferred stock.

Share Repurchase Program

During January 2013, the Company announced that its Board of Directors has approved a share repurchase program authorizing the Company to repurchase in the aggregate up to $85,000 of its outstanding Series A preferred stock. The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The timing and extent to which the Company repurchases its shares will depend upon a variety of factors, including market conditions, the Company’s liquidity, and regulatory requirements.

Redemption of 8.125% Series A Preferred Stock

On January 22, 2013, CapLease gave notice that it will redeem 800,182 shares of its 8.125% Series A preferred stock on February 21, 2013.  The shares are expected to be redeemed at a redemption price of $25.20313 per share, representing the redemption price of $25.00 per share plus all accumulated and unpaid dividends through and including the redemption date.

Issuance of Common Stock

During January 2013, CapLease issued an aggregate of 2,278,127 shares of common stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $5.56 per share and for aggregate net proceeds of $12,419.  The Company expects to use the proceeds from the offering for general corporate purposes.

CapLease, Inc. and Subsidiaries
Schedule of Real Estate and Accumulated Depreciation

December 31, 2012
(amounts in thousands)

Schedule III

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description	Encumbrances		Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
Abbott Laboratories, Columbus, OH	$5,300		$1,025	$10,066	$–	$–	$1,025	$10,066	$11,091	$(2,052)	1980, renovated in 2003-2004	11/5/2004	Various
Abbott Laboratories, Waukegan, IL	14,571		2,500	15,430	–	–	2,500	15,430	17,930	(2,853)	2000	8/9/2005	Various
Aetna Life Insurance Company, Fresno, CA	17,483		3,000	19,462	–	849	3,000	20,311	23,311	(4,940)	1 story office 1969, 2 story office 1984, 2 story parking 1997, interior renovated in 2000 & 2008, parking lot reconstructed in 2008	10/19/2006	Various
Allstate Insurance Company, Charlotte, NC	20,281		7,100	14,594	–	–	7,100	14,594	21,694	(2,565)	1973, renovated in the 1990s	12/21/2005	Various
Allstate Insurance Company, Roanoke, VA	21,592		3,200	20,930	–	–	3,200	20,930	24,130	(3,678)	1969/70, with an addition in 1981	12/21/2005	Various
AMEC plc, Houston, TX	15,977		3,200	22,237	–	–	3,200	22,237	25,437	(835)	Phase 1 built in 1998 (108,774 SF); Phase 2 built in 2003 (118,712 SF)	6/30/2011	Various
Aon Corporation, Glenview, IL	59,099		11,000	68,591	–	2,313	11,000	70,904	81,904	(14,478)	1976, renovated in 1999-2001	8/19/2004	Various
AT&T Services, Inc., Richardson, TX	13,097		1,728	27,191	–	–	1,728	27,191	28,919	(413)	1987	5/23/2012	Various
Baxter International, Inc., Bloomington, IN	4,806		1,200	9,181	–	–	1,200	9,181	10,381	(1,886)	1996, renovation and warehouse addition in 2004	10/13/2004	Various
Becton, Dickinson and Company, San Antonio, TX	–		3,550	12,575	–	–	3,550	12,575	16,125	(4)	2008	12/27/2012	Various
Bunge North America, Inc., Fort Worth, TX	7,715		650	8,880	–	–	650	8,880	9,530	(1,265)	2005	4/19/2007	Various
Cadbury Holdings Limited, Whippany, NJ	33,075		6,300	38,994	–	1,232	6,300	40,226	46,526	(7,541)	2005	1/6/2005	Various
Capital One Financial Corporation, Plano, TX	18,901		6,670	18,816	–	–	6,670	18,816	25,486	(3,539)	1999, renovated in 2005	6/23/2005	Various
Choice Hotels International, Inc., Silver Spring, MD	25,189		5,500	36,806	–	1,916	5,500	38,723	44,223	(7,592)	Building 10720 - 1981, 10750 - 1971, 10770 - 1986	11/23/2004	Various
Cimarex Energy Company (Development Property), Tulsa, OK	17,688		2,345	602	1,770	36,950	4,115	37,552	41,668	–	In process, estimated completion Q2 2013	7/29/2011	Various
Comcast Corporation, Englewood, CO	–		1,500	4,947	–	–	1,500	4,947	6,447	(4)	1998, interior renovated in 2011	12/19/2012	Various
Cooper Tire & Rubber Company, Franklin, IN	17,355		1,500	28,242	–	–	1,500	28,242	29,742	(1,433)	2009	12/21/2010	Various
County of Yolo, California, Woodland, CA	11,700		2,300	12,850	–	–	2,300	12,850	15,150	(1,902)	2001	1/30/2007	Various
Crozer-Keystone Health System, Ridley Park, PA	2,662		–	5,015	–	864	–	5,879	5,879	(1,208)	1977, renovated in 2004	8/9/2004	Various
CVS Corporation, Randolph, MA	7,275		6,300	7,801	–	–	6,300	7,801	14,101	(1,610)	1965, renovated in the 1980's and 1993	9/29/2004	Various
Del Monte Corporation, Lathrop, CA	32,761	(1)	–	57,483	–	–	–	57,483	57,483	(8,195)	1994	4/18/2007	Various
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	41,247		5,300	40,221	–	9,528	5,300	49,749	55,049	(9,138)	1999, interior renovated in 2005-2006	5/23/2005	Various
Farmers Group, Inc., Simi Valley, CA	27,295		10,620	28,127	–	–	10,620	28,127	38,747	(4,162)	Office 240M SF 1982, Training Facility (w/office) 21M SF 1999 & Warehouse 10M SF 1982	1/31/2007	Various
Farmers New World Life Insurance Company, Mercer Island, WA	30,234		24,000	10,035	–	–	24,000	10,035	34,035	(1,763)	1982	12/22/2005	Various
General Motors Financial Company, Inc., Arlington, TX	26,128		5,820	32,219	–	–	5,820	32,219	38,039	(4,841)	1999	12/28/2006	Various
Invesco Holding Co. Ltd., Denver, CO	47,366		7,200	55,395	–	607	7,200	56,001	63,201	(9,440)	2001, first floor renovated in 2008	3/23/2006	Various
Johnson Controls, Inc., Largo, FL	18,207		4,600	18,168	–	–	4,600	18,168	22,768	(4,389)	1963 & 2001	12/12/2006	Various
Koninklijke Ahold, N.V., Levittown, PA	14,075		4,000	15,789	–	–	4,000	15,789	19,789	(2,585)	2006	6/13/2006	Various
Lowes Companies, Inc., Aliso Viejo, CA	41,289		26,600	20,829	–	748	26,600	21,577	48,177	(3,979)	1965, renovated in 2004-2005	5/31/2005	Various
Lowes Companies, Inc., New Orleans, LA	16,203		10,000	17,675	–	–	10,000	17,675	27,675	(504)	2005	11/10/2011	Various
MetroPCS Communications, Inc., Richardson, TX	7,449		972	14,661	–	–	972	14,661	15,633	(223)	1987	5/23/2012	Various
Michelin North America, Inc., Louisville, KY	4,677		951	–	–	7,121	951	7,121	8,071	(278)	2011	9/1/2010	Various
Multi-tenant (Dodge building), Omaha, NE	6,427		–	11,626	–	6,991	–	18,617	18,617	(2,412)	1985, Core (lobby) areas and exterior rennovated in 2010-2011	4/18/2007	Various
Multi-tenant (Landmark building), Omaha, NE	10,381		–	31,866	–	2,117	–	33,983	33,983	(4,984)	1991	4/18/2007	Various
Nestle Holdings, Inc., Breinigsville, PA	46,588	(1)	–	77,439	–	1,750	–	79,189	79,189	(11,062)	1994	4/18/2007	Various
Omnicom Group, Inc., Irving, TX	12,144		2,620	11,800	–	184	2,620	11,984	14,604	(2,237)	1997	6/23/2005	Various
Pearson Plc., Lawrence, KS	15,888		1,140	16,557	–	–	1,140	16,557	17,697	(2,781)	1997	4/12/2006	Various
Praxair, Inc., The Woodlands, TX	22,440		4,025	31,148	–	112	4,025	31,260	35,285	(424)	2009	6/15/2012	Various
Pulte Mortgage LLC, Englewood, CO	–		2,000	13,545	–	–	2,000	13,545	15,545	(12)	2009	12/19/2012	Various
The Kroger Co., Calhoun, GA	2,245		–	7,056	–	–	–	7,056	7,056	(1,006)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Frankfort, KY	2,028		–	5,946	–	–	–	5,946	5,946	(848)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Franklin, TN	2,715		–	8,546	–	–	–	8,546	8,546	(1,218)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Georgetown, KY	2,067		–	8,191	–	–	–	8,191	8,191	(1,168)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Knoxville, TN	2,681		–	8,726	–	–	–	8,726	8,726	(1,244)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Lithonia, GA	2,594		–	7,716	–	–	–	7,716	7,716	(1,100)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Madisonville, KY	2,060		–	5,641	–	–	–	5,641	5,641	(804)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Murray, KY	2,194		–	5,827	–	–	–	5,827	5,827	(831)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Owensboro, KY	2,160		–	6,793	–	–	–	6,793	6,793	(968)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Suwanee, GA	2,723		–	9,597	–	–	–	9,597	9,597	(1,368)	Various, 1995-1996	4/18/2007	Various
The Kroger Co., Suwanee, GA	2,997		–	10,664	–	–	–	10,664	10,664	(1,520)	Various, 1995-1996	4/18/2007	Various
Tiffany & Co., Parsippany, NJ	57,502		7,400	62,150	–	47	7,400	62,197	69,597	(11,286)	Office & Warehouse - 1996-1997, Warehouse Mezzanine - 2000, Garage - 2001, East Wing Office - 2002, solar rooftop panels installed in 2006	9/28/2005	Various
Time Warner Cable Enterprises LLC, Milwaukee, WI	21,401		2,300	22,299	–	–	2,300	22,299	24,599	(3,396)	1903, renovated in 2001	11/28/2006	Various
TJX Companies, Inc., Philadelphia, PA	70,207		6,100	79,734	–	–	6,100	79,734	85,834	(13,573)	2001	3/10/2006	Various
T-Mobile USA, Inc., Nashville, TN	10,456		2,450	11,774	–	–	2,450	11,774	14,224	(1,804)	2002	11/14/2006	Various
United States Government (FBI), Albany, NY	11,655		3,000	12,794	–	263	3,000	13,058	16,058	(1,996)	1998, building expanded by 3M SF in 2008.	10/25/2006	Various
United States Government (SSA), Austin, TX	5,134		1,100	4,327	–	185	1,100	4,511	5,611	(793)	2005	8/11/2005	Various
United States Government (FBI), Birmingham, AL	18,381		2,200	20,171	–	2,440	2,200	22,610	24,810	(3,993)	2005, building expanded by 10M SF in 2007	8/11/2005	Various
United States Government (DEA), Birmingham, AL	10,914		1,000	11,643	–	(126)	1,000	11,517	12,517	(2,032)	2005	8/11/2005	Various
United States Government (EPA), Kansas City, KS	18,180		250	29,476	–	–	250	29,476	29,726	(5,439)	2003	8/11/2005	Various
United States Government (NIH), N. Bethesda, MD	56,281		10,350	61,512	–	2,320	10,350	63,832	74,182	(11,285)	1989, façade renovated and roof replaced in 2012	9/9/2005	Various
United States Government (VA), Ponce, PR	3,367		2,120	10,252	–	74	2,120	10,326	12,446	(2,099)	2000, HVAC system replaced in 2008	11/1/2004	Various
Vacant, Fort Wayne, IN	25,957	(1)	–	37,313	–	–	–	37,313	37,313	(5,320)	1994	4/18/2007	Various
Vitamin Shoppe Industries Inc. (Development Property), Ashland, VA	–		1,520	38	–	9,025	1,520	9,063	10,583	–	In process, estimated completion Q2 2013	8/24/2012	Various
Walgreen Co., Portsmouth, VA	2,306		618	3,564	–	–	618	3,564	4,181	(728)	1998	11/1/2004	Various
WorleyParsons Limited, Houston, TX	19,525		2,100	30,808	–	–	2,100	30,808	32,908	(54)	2009	12/6/2012	Various
	$1,092,295		$222,923	$1,370,347	$1,770	$87,510	$224,693	$1,457,857	$1,682,551	$(209,084)

(1) Three properties are financed with loans which are cross-collateralized.

CapLease, Inc. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)
Schedule III (continued)

Reconciliation of real estate owned:
Balance-December 31, 2009		$1,425,093
Property acquisitions	$30,693
Costs capitalized subsequent to acquisition	9,563
Balance-December 31, 2010		$1,465,349
Property acquisitions	55,457
Costs capitalized subsequent to acquisition	18,132
Property divestitures	(22,477)
Balance-December 31, 2011		$1,516,461
Property acquisitions	152,270
Costs capitalized subsequent to acquisition	44,945
Property divestitures	(32,985)
Balance-December 31, 2012		$1,680,691

Reconciliation of accumulated depreciation:
Balance-December 31, 2009		$120,358
Additions during the year:
Depreciation on property	$32,171
Balance-December 31, 2010		$152,529
Depreciation on property	33,248
Accumulated depreciation on divested property	(2,789)
Balance-December 31, 2011		$182,988
Depreciation on property	34,242
Accumulated depreciation on divested property	(8,146)
Balance-December 31, 2012		$209,084

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment
December 31, 2012
(amounts in thousands)
Schedule IV

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	$3,082	$3,082	-
CVS Corporation	Evansville, IN	6.22%	Jan 2033	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	3,009	3,009	-
CVS Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	1,172	1,172	-
CVS Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	2,297	2,297	-
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	2,250	2,277	-
Lowes Companies, Inc.	Framingham, MA	N/A	Sep 2031	Zero coupon note with baloon balance of $9,784 due at maturity.	N/A	5,651	1,830	-
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	2,949	2,949	-
Walgreen Co.	Nacogdoches, TX	6.80%	Sep 2030	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	3,179	3,179	-
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	4,522	4,522	-
						28,111	24,318

Corporate Credit Notes
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	124	123	-
Hercules Incorporated	Wilmington, DE	9.32%	May 2013	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	2,470	2,470	-
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and interest are payable monthly at a varying amount over the life to maturity	N/A	392	389	-
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and interest are payable monthly at a level amount over the life to maturity	N/A	232	232	-
						3,218	3,214

Provision for valuation loss						-	(500)

Total						$31,329	$27,032

(1) The aggregate cost for federal income tax purposes is $27,032.

CapLease, Inc. and Subsidiaries
Schedule of Loans Held for Investment
December 31, 2011
(amounts in thousands)
Schedule IV—(Continued)

Balance-December 31, 2009		$221,656
Additions during the year:
New loan investments	$-
Deductions during the year:
Principal received	(11,193)
Interest payments treated as a reduction of carry value	(12)
Allowance for loan losses	-
Amortization of unearned discounts and premiums	(10)
Balance-December 31, 2010		$210,441
Additions during the year:
New loan investments	$-
Deductions during the year:
Principal received	(10,032)
Allowance for loan losses	(988)
Amortization of unearned discounts and premiums	29
Loans sold	(166,241)
Balance-December 31, 2011		$33,209
Additions during the year:
New loan investments	$-
Deductions during the year:
Principal received	(6,293)
Allowance for loan losses	-
Amortization of unearned discounts and premiums	116
Balance-December 31, 2012		$27,032

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting immediately precedes Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 9B.    Other Information.

SUPPLEMENTAL FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of supplemental federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under “Federal Income Tax Consequences of Our Status as a REIT” in the prospectus dated February 14, 2011 (the “Prospectus”) and filed as part of a registration statement on Form S-3 (No. 333-171408).

Asset Tests

For our taxable years beginning on or after January 1, 2009, the percentage of our assets that may consist of stock or securities of one or more taxable REIT subsidiaries increases from 20% to 25%. See “Federal Income Tax Consequences of Our Status as a REIT — Requirements for Qualification — Asset Tests” in the Prospectus for a discussion of the asset tests generally. For taxable years beginning after July 30, 2008, for purposes of the 75% asset test, cash includes any foreign currency used by a REIT or its qualified business unit (as defined in section 985(b) of the Internal Revenue Code), provided that the foreign currency (a) is held by the REIT or its qualified business unit in the normal course of activities which give rise to qualifying income under the 75% or 95% gross income tests or which are related to acquiring or holding assets described in section 856(c)(4) of the Internal Revenue Code and (b) is not held in connection with dealing, or engaging in substantial and regular trading, in securities.

Recent Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

Foreign Accounts

Withholding taxes may apply to certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities. Specifically, a 30% withholding tax will be imposed on dividends on, and gross proceeds from the sale or other disposition of, our stock paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes certain diligence and reporting obligations or (2) the foreign non-financial entity either certifies it does not have any substantial U.S. owners or furnishes identifying information regarding each substantial U.S. owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the U.S. Treasury that requires, among other things, that it undertake to identify accounts held by certain U.S. persons or U.S.-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to certain other account holders. These withholding provisions apply to payments of dividends on our stock made on our after January 1, 2014 and to payments of gross proceeds from a sale or other disposition of our stock on or after January 1, 2017.  We urge you to consult your tax advisors regarding these withholding provisions.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2013 annual meeting of stockholders.

Item 11.     Executive Compensation.

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2013 annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2013 annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2013 annual meeting of stockholders.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2013 annual meeting of stockholders.

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

Exhibit No.	Description

3.1(1)	Articles of Amendment and Restatement of the registrant
3.2(2)	Articles of Amendment to Articles of Incorporation of the registrant
3.3(3)	Articles Supplementary Establishing the Rights and Preferences of the 8.125% Series A Cumulative Redeemable Preferred Stock of the registrant
3.4(5)	Articles of Amendment to Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of March 17, 2010
3.5(6)	Articles of Amendment to Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of March 29, 2010
3.6(19)	Articles Supplementary with respect to the 8.125% Series A Cumulative Redeemable Preferred Stock, dated as of May 24, 2012
3.7(20)	Articles Supplementary Establishing the Rights and Preferences of the 8.375% Series B Cumulative Redeemable Preferred Stock of the registrant
3.8(20)	Certificate of Correction to Articles Supplementary Establishing the Rights and Preferences of the 8.375% Series B Cumulative Redeemable Preferred Stock of the registrant
3.9(19)	Articles Supplementary with respect to the 8.375% Series B Cumulative Redeemable Preferred Stock, dated as of May 24, 2012
3.10(24)	Articles Supplementary Establishing the Rights and Preferences of the 7.25% Series C Cumulative Redeemable Preferred Stock of the registrant
3.11(1)	Amended and Restated Bylaws of the registrant
3.12(2)	First Amendment to Amended and Restated Bylaws of the registrant
4.1(1)	Form of Certificate evidencing the Common Stock, par value $0.01 per share, of the registrant
4.2(4)	Junior Subordinated Indenture between Caplease, LP and JPMorgan Chase Bank, National Association, as trustee, dated December 13, 2005
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

10.1(8)	First Amended and Restated Limited Partnership Agreement of Caplease, LP, dated June 13, 2006
10.2(21)	First Amendment to First Amended and Restated Limited Partnership Agreement of Caplease, LP
10.3(25)	Second Amendment to First Amended and Restated Limited Partnership Agreement of Caplease, LP
10.4(15)	Sales Agreement, dated as of October 9, 2009, between Brinson Patrick Securities Corporation and the registrant
10.5(5)	First Amendment to Sales Agreement, dated as of March 17, 2010, between Brinson Patrick Securities Corporation and the registrant
10.6(17)	ATM Equity Offering Sales Agreement, dated as of December 8, 2010, by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated, the registrant and Caplease, LP
10.7(23)	Amended and Restated Controlled Equity Offering Sales Agreement, dated as of December 31, 2012, between Cantor Fitzgerald & Co., the registrant and Caplease, LP
10.8(4)	Parent Guarantee Agreement between the registrant and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 13, 2005

Exhibit No.	Description
10.9(7)
Registration Rights Agreement, dated as of October 9, 2007, between the registrant and Deutsche Bank Securities Inc., as representative of the several initial purchasers of the convertible senior notes due 2027

10.10(12)	Loan Agreement, dated as of December 17, 2007, between CapLease 2007-STL LLC, as Borrower, and KBC Bank, N.V., acting through its New York Branch, as Lender and Administrative Agent
10.11(18)	Securities and Rights Purchase Agreement dated as of August 1, 2011 among Caplease Investment Management, LLC, EVA LLC, NRF Cap, LLC and Caplease Credit LLC
10.12(16)
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

10.13(22)
Credit Agreement by and among CapLease Debt Funding, LP, as Borrower, the financial institutions party thereto and their assignees under Section 14.6, as Lenders, KeyBank National Association, as Administrative Agent, and KeyBank Capital Markets, as Sole Lead Arranger and Bookrunner, dated as of October 12, 2012

*10.14(9)	Amended and Restated 2004 Stock Incentive Plan of the registrant (Effective March 10, 2009)
*10.15(14)	Form of Non-Employee Director Restricted Stock Award Agreement
*10.16	Form of Executive Officer Restricted Stock Award Agreement
*10.17	Form of Executive Officer Performance Share Award Agreement
*10.18(10)	Form of Employment Agreement between each of Paul H. McDowell, William R. Pollert, Shawn P. Seale and Robert C. Blanz, and the registrant
*10.19(13)	Amendment No. 1 to the Employment Agreement dated as of March 24, 2004 between Robert C. Blanz and the registrant, dated February 13, 2007
*10.20(11)	Employment Agreement, dated as of February 13, 2007, between Paul Hughes and the registrant
10.21	Summary of Independent Director Compensation
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries
23.1	Consent of McGladrey LLP
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Denotes compensatory plans or arrangement or management contracts required to be filed as exhibits to this Annual Report on Form 10-K.
**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the registrant’s Amendment No. 4 to Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 8, 2004 (File No. 333-110644).
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.
(3)	Incorporated by reference from the registrant’s registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 17, 2005.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.
(5)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2010.
(6)	Incorporated by reference from the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2010.

Exhibit No.	Description

(7)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007.
(8)	Incorporated by reference from the registrant’s registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 14, 2008 (File No. 333-148649).
(9)	Incorporated by reference from the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2009.
(10)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
(11)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007.
(12)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007.
(13)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2008.
(14)	Incorporated by reference from the registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on June 16, 2009.
(15)	Incorporated by reference from the registrant’s Current Report on Form 8 K filed with the Securities and Exchange Commission on October 9, 2009.
(16)	Incorporated by reference to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.
(17)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2010.
(18)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011.
(19)	Incorporated by reference to the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 25, 2012.
(20)	Incorporated by reference to the registrant’s Form 8-A filed with the Securities and Exchange Commission on April 18, 2012.
(21)	Incorporated by reference to the registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2012.
(22)	Incorporated by reference to the registrant’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2012.
(23)	Incorporated by reference to the registrant’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2012.
(24)	Incorporated by reference to the registrant’s Form 8-A filed with the Securities and Exchange Commission on January 18, 2013.
(25)	Incorporated by reference to the registrant’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2013.

  PART V.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPLEASE, INC.
Registrant

Date: February 21, 2013	/s/ Paul H. McDowell
Paul H. McDowell Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul H. McDowell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2013
Paul H. McDowell

/s/ William R. Pollert	President and Director	February 21, 2013
William R. Pollert

/s/ Shawn P. Seale	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2013
Shawn P. Seale

/s/ Michael E. Gagliardi	Director	February 21, 2013
Michael E. Gagliardi

/s/ Catherine F. Long	Director	February 21, 2013
Catherine F. Long

/s/ Jeffrey F. Rogatz	Director	February 21, 2013
Jeffrey F. Rogatz

/s/ Howard A. Silver	Director	February 21, 2013
Howard A. Silver