Form 10-Q
period 2013-03-31
CapLease, Inc.
filed 2013-05-08
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, there were 88,845,604 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

CapLease, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2013 (unaudited) and December 31, 2012

(Amounts in thousands, except share and per share amounts)	As Of March 31, 2013	As Of December 31, 2012
Assets
Real estate investments, net	$1,541,969	$1,541,416
Loans held for investment, net	25,334	26,972
Commercial mortgage-backed securities	59,929	62,318
Cash and cash equivalents	71,869	30,177
Other assets	85,155	89,560
Total Assets	$1,784,256	$1,750,443
Liabilities and Equity
Mortgages on real estate investments	$1,020,207	$1,012,075
Credit agreements	57,009	67,655
Secured term loan	66,485	72,417
Convertible senior notes	19,210	19,210
Other long-term debt	30,930	30,930
Total Debt Obligations	1,193,841	1,202,287
Intangible liabilities on real estate investments	32,486	33,032
Accounts payable and other liabilities	25,294	27,926
Dividends and distributions payable	9,683	8,826
Total Liabilities	1,261,304	1,272,071
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 2,647,000 and 3,447,182 shares issued and outstanding, respectively	59,743	79,776
Series B cumulative redeemable preferred, liquidation preference $25.00 per share, 2,941,073 shares issued and outstanding	71,665	71,665
Series C cumulative redeemable preferred, liquidation preference $25.00 per share, 1,700,000 and 0 shares issued and outstanding, respectively	39,702	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 79,454,301 and 73,658,045 shares issued and outstanding, respectively	795	737
Additional paid in capital	350,425	325,824
Accumulated other comprehensive loss	(399)	(666)
Total Stockholders' Equity	521,931	477,336
Non-controlling interest in consolidated subsidiaries	1,021	1,036
Total Equity	522,952	478,372
Total Liabilities and Equity	$1,784,256	$1,750,443

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2013	2012
Revenues:
Rental revenue	$35,299	$32,982
Interest income from loans and securities	1,911	2,013
Tenant reimbursements	5,990	3,832
Other revenue	152	159
Total revenues	43,352	38,986
Expenses:
Interest expense	16,297	16,978
Property expenses	9,073	6,418
General and administrative expenses	3,144	2,987
General and administrative expenses-stock based compensation	775	704
Depreciation and amortization expense on real property	12,026	11,814
Other expenses	–	16
Total expenses	41,315	38,917
Other gains:
Gain on investments	–	709
Gain on extinguishment of debt, net	–	2,012
Total other gains	–	2,721
Income from continuing operations	2,037	2,790
Loss from discontinued operations	–	(732)
Net income before non-controlling interest in consolidated subsidiaries	2,037	2,058
Non-controlling interest in consolidated subsidiaries	3	(1)
Net income	2,040	2,057
Dividends allocable to preferred shares	(3,538)	(1,627)
Net (loss) income allocable to common stockholders	$(1,498)	$430

Income (loss) per common share, basic:
Income (loss) from continuing operations	$(0.02)	$0.02
Discontinued operations	–	(0.01)
Net (loss) income per common share, basic	$(0.02)	$0.01
Weighted average common shares outstanding, basic	76,182	66,313
Income (loss) per common share, diluted:
Income (loss) from continuing operations	$(0.02)	$0.02
Discontinued operations	–	(0.01)
Net (loss) income per common share, diluted	$(0.02)	$0.01
Weighted average common shares outstanding, diluted	76,440	66,313
Dividends declared per common share	$0.0775	$0.065
Dividends declared per preferred A share	$0.50781	$0.50781
Dividends declared per preferred B share	$0.52344	$–
Dividends declared per preferred C share	$0.40278	$–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Amounts in thousands)	2013	2012

Net income before non-controlling interest in consolidated subsidiaries	$2,037	$2,058
Other comprehensive income:
Increase in fair value of securities available for sale	133	5,210
Reclassification of derivative items into earnings	134	53
Other comprehensive income	267	5,263
Comprehensive income	2,304	7,321
Comprehensive income attributable to non-controlling interests	(5)	(17)
Comprehensive income attributable to CapLease, Inc.	$2,299	$7,304

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statement of Changes in Equity
(Unaudited)
(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2012	$151,441	$737	$325,824	$(666)	$–	$1,036	$478,372
Incentive stock plan compensation expense	–	–	775	–	–	–	775
Incentive stock plan grants issued and forfeited	–	3	(3)	–	–	–	–
Net income	–	–	–	–	2,040	–	2,040
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(3)	(3)
Issuance of common stock	–	57	32,631	–	–	–	32,688
Repurchase of common stock	–	(2)	(1,141)	–	–	–	(1,143)
Issuance of preferred stock	39,702	–	–	–		–	39,702
Repurchase of preferred stock	(20,033)	–	–	–		–	(20,033)
Dividends declared-preferred	–	–	(1,503)	–	(2,040)	–	(3,543)
Dividends declared-common	–	–	(6,158)	–	–	–	(6,158)
Distributions declared-operating partnership units	–	–	–	–	–	(12)	(12)
Increase in fair value of securities available for sale	–	–	–	133	–	–	133
Reclassification of derivative items into earnings (as interest expense)	–	–	–	134	–	–	134
Balance at March 31, 2013	$171,110	$795	$350,425	$(399)	$–	$1,021	$522,952

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$2,040	$2,057
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,998	12,120
Stock based compensation	775	704
Amortization of above and below market leases	(469)	(186)
(Gain) on investments	–	(709)
(Gain) on extinguishment of debt, net	–	(2,012)
Non-controlling interest in consolidated subsidiaries	(3)	1
Straight-lining of rents	3,121	13,097
Amortization of discounts/premiums, and origination fees/costs, net	(109)	(95)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	703	487
Changes in operating assets and liabilities:
Other assets	1,125	(8,136)
Accounts payable and other liabilities	(2,923)	(1,398)
Net cash provided by operating activities	16,258	15,930
Investing activities
Principal received from borrowers	1,679	2,241
Repayments of commercial mortgage-backed securities	2,589	2,334
Real estate improvements, additions and construction in progress	(12,204)	(5,946)
Leasing commission costs	(75)	(1,279)
Purchases of furniture, fixtures, equipment and leasehold improvements	(422)	(6)
Net cash used in investing activities	(8,433)	(2,656)
Financing activities
Borrowings from mortgages on real estate investments	13,190	19,200
Repayments of mortgages on real estate investments	(5,014)	(32,444)
Repayments on credit agreements	(10,646)	(2,269)
Repayments on secured term loan	(5,932)	(5,061)
Debt issuance costs	(89)	(559)
Common stock issued, net of offering costs	32,688	–
Common stock repurchased	(1,143)	–
Preferred stock issued, net of offering costs	39,702	–
Preferred stock repurchased	(20,033)	–
Distributions to non-controlling interest	(12)	(10)
Dividends paid on common and preferred stock	(8,844)	(5,935)
Net cash provided by (used in) financing activities	33,867	(27,078)
Net increase (decrease) in cash and cash equivalents	41,692	(13,804)
Cash and cash equivalents at beginning of period	30,177	71,160
Cash and cash equivalents at end of period	$71,869	$57,356

Supplemental disclosure of cash flow information
Cash paid for interest expense	$15,857	$16,307
Capitalized interest on development properties	479	–
Distributions declared but not paid	12	10
Dividends declared but not paid	9,671	5,967

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

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

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared under GAAP have been condensed or omitted.  In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.  The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.  These financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2012 and notes thereto, included in the Company’s Form 10-K filed with the SEC on February 21, 2013.

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

March 31, 2013 (unaudited)

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

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 7 below. The Company did not recognize any impairment losses on long-lived assets during either of the quarters ended March 31, 2013 or March 31, 2012.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through March 31, 2013, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale.  Loans held for sale are carried at lower of cost or estimated fair value.  The Company did not sell any of its loan investments during the quarters ended March 31, 2013 and March 31, 2012, and, as of March 31, 2013, the Company has not classified any of its loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis.  The Company’s impairment analysis includes both a general reserve component and an asset-specific component.  The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated.  Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries.  These estimates are highly subjective and could differ materially from actual results.  As of March 31, 2013, the Company has a general loan loss reserve of $500.  See Note 4.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan.  Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent.  Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt.  These estimates are highly subjective and could differ materially from actual results.  The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it.  As of March 31, 2013, the Company did not have any asset-specific loan loss reserves.

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool.  These estimates are highly subjective and could differ materially from actual results.  The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during each of the quarters ended March 31, 2013 and March 31, 2012.

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

March 31, 2013 (unaudited)

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

Risk Management Transactions

The Company may enter into risk management transactions as part of its overall portfolio financing strategy.  These transactions are intended to manage the Company’s exposure to changes in interest rates associated with its present or expected future debt obligations.  As of March 31, 2013, the Company was not a party to any risk management transactions.  It has been party to risk management transactions in the past and these transactions impact the Company’s current results through amortization of the effective portion under GAAP of the realized gains and losses on these transactions into interest expense on the Company’s Consolidated Statements of Operations.  See Note 12.

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

March 31, 2013 (unaudited)

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  For the 2013 period, the Company’s computation of diluted EPS includes 257,800 shares of common stock which reflect the Company’s estimate of the number of shares that may be paid to employees on or about January 2016, pursuant to performance share unit awards made during March 2013.  See Note 15 below.  The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive.  The number of weighted average common shares not included was 1,697,595 for the three months ended March 31, 2013, and 3,093,759 for the three months ended March 31, 2012.

The following summarizes the Company’s EPS computations for the three months ended March 31, 2013 and March 31, 2012 (in thousands, except per share amounts):

	For the three months ended March 31,
	2013	2012
Net (loss) income allocable to common stockholders	$(1,498)	$430
Weighted average number of common shares outstanding, basic	76,182	66,313
Weighted average number of common shares outstanding, diluted	76,440	66,313
Net (loss) income per share, basic	$(0.02)	$0.01
Net (loss) income per share, diluted	$(0.02)	$0.01
Non-vested shares included in weighted average number of shares outstanding above	1,137	1,571

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

March 31, 2013 (unaudited)

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

In December 2011, the FASB issued new accounting guidance ASU No. 2011-11, Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities.  ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  The changes to the ASC as a result of this update are effective for periods beginning on or after January 1, 2013 (January 1, 2013 for the Company) and must be shown retrospectively for all comparative periods presented.  The Company’s adoption of this ASU for the reporting period ended March 31, 2013, as required, did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued new accounting guidance ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification, which amends ASC Topic 360, Property, Plant and Equipment.  ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt).  The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 15, 2012 (January 1, 2013 for the Company).  The Company’s adoption of this ASU for the reporting period ended March 31, 2013, as required, did not have a material effect on the Company’s consolidated financial statements.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

In July 2012, the FASB issued new accounting guidance ASU 2012-02, Intangibles - Goodwill and Other (Topic 250): Testing Indefinite-Lived Intangible Assets for Impairment, which amends various sections of ASC 350.  The amendments update guidance with respect to annual impairment testing of indefinite-lived intangible assets.  The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted.  The Company’s adoption of this ASU for the reporting period ended March 31, 2013, as required, did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued new accounting guidance ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for fiscal and interim periods beginning after December 15, 2012. The Company’s adoption of this ASU for the reporting period ended March 31, 2013, as required, did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.  There was no effect on net income (loss) or equity related to these reclassifications.

3.	Real Estate Investments

Real estate held for investment and related intangible liabilities consisted of the following at March 31, 2013 and December 31, 2012:

	Mar 31, 2013	Dec 31, 2012
	Unaudited
Real estate investments:
Land	$223,544	$219,059
Building and improvements	1,452,218	1,410,767
Construction in progress, land	1,521	5,635
Construction in progress, building and improvements	17,788	47,113
Intangible assets	171,393	171,393
Less: Accumulated depreciation and amortization	(324,495)	(312,551)
Real estate investments, net	$1,541,969	$1,541,416
Intangible liabilities on real estate investments:
Intangible liabilities	$47,908	$47,908
Less: Accumulated amortization	(15,422)	(14,876)
Intangible liabilities on real estate investments, net	$32,486	$33,032

The Company did not make any real estate acquisitions during the quarter ended March 31, 2013 except that it continued to fund the construction of the build-to-suit projects for Cimarex Energy Co. and Vitamin Shoppe Inc. described below.

Lease Extension

During the quarter ended March 31, 2013, Bob’s Stores, LLC, the sole tenant at the Company’s 88,420 square foot retail property located in Randolph, Massachusetts, exercised its right to extend the lease for five additional years, until January 31, 2019.  The lease extension commences February 1, 2014 and the rental rate is $9.76 per square foot.  The tenant’s obligations under the foregoing lease are guaranteed by various subsidiaries of CVS Caremark Corporation.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

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

During July 2011, the Company entered into a joint venture that is developing a 17 story office building in Tulsa, OK primarily on a build-to-suit basis for Cimarex Energy Co. with an estimated total investment of $55,000.  Construction activity and funding of the project commenced during the third quarter of 2011, and was substantially completed during the quarter ended March 31, 2013.  During the quarter ended March 31, 2013, the Company’s investment in the Cimarex project was transferred from construction in progress among (i) land and (ii) buildings and improvements.

The table below details the Company’s investment in the above development project as of March 31, 2013.  The information included in the table below represents management’s estimates and expectations at March 31, 2013 which are subject to change.  The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)	Investment through 3/31/13	Estimated Remaining Investment	Estimated Total Investment	Estimated Completion Date
Ashland, VA	Vitamin Shoppe Industries, Inc.	Warehouse	312,000	15(1)	$19,682	$2,140	$21,698	Q2 2013

(1)	The lease is in force and rent and the 15 year lease term will commence upon substantial completion of the building and the satisfaction of certain other conditions.

The amount of the “Investment” as of March 31, 2013, includes $4,553 of accrued construction sosts and retainage, and capitalized interest of $124.  Capitalized interest is comprised of imputed interest on equity funded by the Company in accordance with GAAP.  The “Estimated Remaining Investment” and “Estimated Total Investment” are based on the project budget and therefore do not include any amount of imputed interest under GAAP.

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of March 31, 2013 and December 31, 2012, were as follows:

	Mar 31, 2013	Dec 31, 2012
	Unaudited
Accrued Rental Income	$32,023	$35,144
Deferred Rental Income	-	-

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet.  See Note 8. Deferred rental income is included in “Accounts payable and other liabilities” on the Company’s Consolidated Balance Sheet.  See Note 11.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three months ended March 31, 2013 and March 31, 2012, were as follows:

	For the three months ended March 31,
	2013	2012
Depreciation on real estate (included in depreciation and amortization expense)	$8,995	$8,104
Amortization of in-place leases (included in depreciation and amortization expense)	2,872	3,620
Amortization of above-market leases (included as a reduction of rental revenue)	77	361
Amortization of below-market leases (included as an increase to rental revenue)	547	547

As of March 31, 2013, the Company’s weighted average amortization period on intangible assets was 7.5 years, and the weighted average amortization period on intangible liabilities was 25.1 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of March 31, 2013, was as follows:

	Intangible Assets	Intangible Liabilities
9 months ending December 31, 2013	$8,346	$1,504
2014	10,938	1,954
2015	10,278	1,678
2016	8,692	1,614
2017	5,982	1,431
Thereafter	20,740	24,305
Total	$64,977	$32,486

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

March 31, 2013 (unaudited)

4.	Loans Held for Investment

Loans held for investment at March 31, 2013 and December 31, 2012, are summarized in the following table.  These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants.  As of March 31, 2013, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s.  As of March 31, 2013, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Mar 31, 2013	Dec 31, 2012
	Unaudited
Principal	$29,654	$31,329
Discount	(3,761)	(3,797)
Cost basis	25,893	27,532
Allowance for loan losses	(500)	(500)
Carrying amount of loans	25,393	27,032
Deferred origination fees, net	(59)	(60)
Total	$25,334	$26,972

As of each of March 31, 2013 and December 31, 2012, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%.  At March 31, 2013 and December 31, 2012, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.7% and 6.9%, respectively.

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

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1)	3/31/13	12/31/12
	(unaudited)
Investment grade rating of A- or A3 and above	$5,282	$5,301
Investment grade rating of below A- or A3	19,556	19,761
Non-investment grade rating	1,055	2,470
General loan loss reserve	(500)	(500)
	$25,393	$27,032

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from S&P or equivalent rating if rated only by Moody's.

As of March 31, 2013, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio.  The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During the quarter ended March 31, 2012, the Company received net proceeds of $709 in satisfaction of the outstanding balance of its loan to the franchise lending venture.  The amount received is included in “Gain (loss) on investments, net” in the Company’s Consolidated Statements of Operations.  The Company previously recorded aggregate losses of $1,432 related to this investment, including $444 during the quarter ended June 30, 2009 and $988 during the quarter ended June 30, 2011.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

5.	Commercial Mortgage-Backed Securities

As of March 31, 2013, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at each of March 31, 2013 and December 31, 2012 follows:

	Face Amount (1)		Cost Basis		Fair Value
Description	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
	Unaudited		Unaudited		Unaudited
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B)	$22,286	$23,487	$22,520	$23,741	$19,943	$21,675
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	16,047	16,216	16,047	16,216	18,663	18,689
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	5,687	6,546	5,747	6,616	6,485	7,534
BACM 2006-4, Class H (rated D)	4,000	4,000	–	–	60	60
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	729	714	644	625	644	625
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	1,113	1,090	961	933	962	935
CALFS 1997-CTL1, Class D (rated B-)	2,394	2,550	2,393	2,550	2,286	2,423
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,371	7,321	6,549	5,954
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	264	362	1,213	1,213
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	3,369	3,474	3,369	3,474	3,125	3,210
Total	$73,916	$76,368	$59,316	$61,838	$59,929	$62,318

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of March 31, 2013.

The Company evaluated each of its securities for other-than-temporary impairment at March 31, 2013, and determined that no other-than-temporary impairment charges on its securities were appropriate.

Unrealized gains and losses on securities at March 31, 2013 and December 31, 2012, included as a component of Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following, and did not include any other-than-temporary impairment charges:

	Mar 31, 2013	Dec 31, 2012
	Unaudited
Unrealized gains on securities available for sale	$4,362	$4,304
Unrealized losses on securities available for sale	(3,749)	(3,824)

The following table summarizes the Company’s securities in an unrealized loss position as of March 31, 2013.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position less than 12 consecutive months	$3,125	$244	1
In unrealized loss position 12 or more consecutive months	$28,779	$3,505	3

Credit ratings on the 3 securities in a continuous unrealized loss position for more than 12 months as of March 31, 2013, range from  B  to  B-  with a weighted average of  B  and those securities have a weighted average maturity of approximately 6.3 years.  The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of March 31, 2013.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

At March 31, 2013 and December 31, 2012, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.5% and 8.4%, respectively.

6.	Assets Sold and Discontinued Operations

The Company did not sell any assets during either of the quarters ended March 31, 2013, or March 31, 2012, and has not classified any assets as held for sale as of March 31, 2013.

Income (loss) from discontinued operations for the quarter ended March 31, 2012, is comprised of the operating results of the office building the Company previously owned in Johnston, RI which it sold during June 2012.

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

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at March 31, 2013 and December 31, 2012, are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
	Unaudited		Unaudited		Unaudited
Assets:
Loans held for investment	$25,393	$27,032	$29,654	$31,329	$29,387	$31,303
Commercial mortgage-backed securities	59,929	62,318	73,916	76,368	59,929	62,318
Liabilities:
Mortgages on real estate investments	$1,020,207	$1,012,075	$1,018,931	$1,010,754	$1,085,653	$1,072,963
Credit agreements	57,009	67,655	57,009	67,655	57,009	67,655
Secured term loan	66,485	72,417	66,485	72,417	63,122	68,750
Convertible senior notes	19,210	19,210	19,210	19,210	19,205	19,202
Other long-term debt	30,930	30,930	30,930	30,930	26,757	29,736

The fair values indicated above are indicative of the interest rate and credit spread environment as of March 31, 2013 and December 31, 2012, respectively, and may not take into consideration the effects of subsequent changes in interest rates, credit spreads and ratings of the underlying tenants on the related leases.  The methodologies used and key assumptions made to estimate fair values are as follows:

Loans held for investment— The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Commercial mortgage-backed securities— The fair values of the securities reflect management’s best estimate and require a considerable amount of judgment and assumptions. Management evaluates a variety of inputs and then estimates fair value based on those inputs. The primary inputs evaluated by management are broker quotations, collateral values, subordination levels, and liquidity of the security.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

Credit agreements— Management believes that the stated interest rate (which floats based on short-term interest rates) approximates market rates (when compared to similar credit facilities with similar credit risk). As such, the fair value of these obligations is estimated to be equal to the outstanding principal amount.

Mortgages on real estate investments and secured term loan — The fair value of mortgages payable on real estate investments and the secured term loan is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates. For mortgages where the Company has an early prepayment right, management also considers the prepayment amount to evaluate the fair value.

Convertible senior notes —The fair value is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates, and indications of market yields, where available.

Other long-term debt— The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

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

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. As of March 31, 2013, the Company has not classified any of its securities as Level 1.

•
Level 2 – Pricing inputs other than quoted prices included within Level 1 that are observable for substantially the full term of the asset or liability. Level 2 assets include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and inputs other than quoted prices that are observable, such as models or other valuation methodologies. As of March 31, 2013, the Company has classified two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant), as well as its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions. As of March 31, 2013, the Company has classified all of its securities that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. The valuation technique utilized by management is a discounted cash flow analysis.  Management evaluates a variety of inputs to estimate the applicable discount rate.  The primary inputs evaluated by management in estimating the discount rate are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class.  As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect transactions in inactive markets.  Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

The table below presents the fair value of the Company’s securities as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31,2013
Assets
Securities available for sale	$–	$25,207	$34,722	$59,929

A 50 basis point (or 0.50%) change in the discount rate utilized to estimate fair value would result in a change in the fair value of securities that are classified as Level 3 of approximately $725 as of March 31, 2013.

The following table summarizes the change in the fair value for Level 3 items for the quarters ended March 31, 2013 and March 31, 2012:

	Three months ended March 31,
Securities available for sale	2013	2012
Beginning balance	$36,034	$32,829
Gains (losses) included in net income (loss):
Included in interest income	77	66
Gains (losses) included in other comprehensive income	172	5,673
Purchases, sales, issuances and settlements (net)	(1,561)	(1,491)
Ending balance	$34,722	$37,077

8.	Other Assets

Other assets as of March 31, 2013 and December 31, 2012, consisted of the following:

	Mar 31, 2013	Dec 31, 2012
	Unaudited
Receivables and accrued interest	$9,291	$8,713
Prepaid expenses and deposits	1,566	1,798
Mortgage lender reserve accounts	29,319	30,758
Restricted cash	449	413
Amounts held by servicer	894	932
Accrued rental income	32,023	35,144
Debt issuance costs, net	5,408	5,775
Deferred leasing costs, net	4,614	4,699
Investment in statutory trust	930	930
Other	661	398
Total	$85,155	$89,560

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

March 31, 2013 (unaudited)

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

The current collateral pool consists of 18 real properties: the 11 Kroger grocery store properties the Company owns located in GA, TN and KY, the two multi-tenant properties the Company owns in Omaha, NE, the property the Company owns in Columbus, OH leased to Abbott Laboratories, the property the Company owns in Bloomington, IN leased to Baxter International, Inc., the property the Company owns in Louisville, KY leased to Michelin North America, Inc., and the two properties the Company owns in Englewood, CO (one leased to Comcast Corporation and the other to Pulte Mortgage LLC).  Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value.  The Company is authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and the Company has done so and expects to continue to do so as it adds additional real estate properties and as mortgage debt matures on properties the Company currently owns.  The Company is also authorized to remove assets provided it repays any associated borrowings at par.

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

As of March 31, 2013, the Company was in compliance with the above financial covenants.

Credit Agreement with KeyBank N.A.

During October 2012, the Company entered into a senior secured credit agreement with KeyBank National Association, pursuant to which KeyBank made a $10,000 term loan to the Company.  The proceeds of the term loan were utilized to repay in full and terminate a predecessor senior secured credit agreement with Wells Fargo Bank, N.A., entered into in July 2010.

The credit agreement with KeyBank is for a three year term scheduled to mature on October 12, 2015, although the Company has two successive options to extend the maturity date, in each case for one additional year, subject to the payment of an extension fee and the satisfaction of certain other routine conditions.  The Company is obligated to pay interest on its borrowings pursuant to the agreement at a floating rate of LIBOR plus 300 basis points.  The Company may select a one month, two month or three month interest period for its LIBOR-based borrowings.

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

As of March 31, 2013, the Company was in compliance with the financial covenants under the KeyBank credit agreement.

Borrowings and collateral carry values related to the Company’s credit agreements as of March 31, 2013 and December 31, 2012, were as follows:

	At March 31, 2013		At December 31, 2012
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
	Unaudited	Unaudited
Wells Fargo Bank Credit Agreement
Owned properties	$48,000	$158,332	$58,056	$133,530
KeyBank Credit Agreement
Loans held for investment	1,481	2,236	1,414	2,277
Intercompany mortgage loans on CapLease properties	5,692	8,855	6,410	9,765
Commercial mortgage-backed securities	1,836	3,125	1,776	3,210
Total	$57,009	$172,548	$67,656	$148,782

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

For the quarters ended March 31, 2013 and March 31, 2012, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	For the three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Weighted average effective financing rate	4.0%	3.6%
One-Month LIBOR rate	0.20%	0.27%

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed many of its owned real properties with first mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Mar 31, 2013		Dec 31, 2012
Property Description	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date
	Unaudited	Unaudited
Abbott Laboratories, Waukegan, IL	$13,954	$13,954	$14,056	$14,056	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,076	19,076	19,156	19,156	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,309	20,309	20,394	20,394	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	15,922	16,207	15,977	16,284	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	57,025	57,025	57,522	57,522	5.23%	5.8%	Nov 2014
AT&T Services, Inc./MetroPCS Communications, Inc., Richardson, TX	20,463	20,463	20,546	20,546	4.60%	4.8%	Jun 2022
Becton, Dickinson and Company, San Antonio, TX	10,000	10,000	–	–	3.95%	4.2%	Apr 2023
Breinigsville, PA (Nestle); Fort Wayne, IN (Vacant); and Lathrop, CA (Del Monte)	105,287	105,287	105,305	105,305	6.32%	6.8%	Feb 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.6%	May 2017
Cadbury Holdings Limited, Whippany, NJ	31,657	31,657	31,848	31,848	5.26%	5.3%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ	1,098	1,098	1,227	1,227	5.26%	6.5%	Mar 2015
Capital One Financial Corporation, Plano, TX	18,610	18,610	18,767	18,767	5.24%	5.3%	May 2013
Choice Hotels International, Inc., Silver Spring, MD	24,766	24,766	25,189	25,189	5.30%	5.3%	May 2013
Cimarex Energy Company, Tulsa, OK	20,877	20,877	17,688	17,688	LIBOR+300bps (4% floor)	Floats	Jul 2018
Cooper Tire & Rubber Company, Franklin, IN	17,264	17,264	17,355	17,355	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.8%	Feb 2017
Crozer-Keystone Health System, Ridley Park, PA	2,583	2,583	2,662	2,662	5.40%	6.0%	Apr 2019
CVS Caremark Corporation, Randolph, MA	7,189	7,189	7,275	7,275	5.40%	6.4%	Jan 2014
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	38,806	38,806	39,014	39,014	5.33%	5.4%	Jun 2015
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	2,033	2,033	2,233	2,233	5.33%	6.4%	Jun 2015
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.9%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,440	29,440	29,538	29,538	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	25,982	25,810	26,128	25,947	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,525	13,525	13,588	13,588	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	40,513	40,513	40,681	40,681	5.10%	5.4%	Jul 2015
Lowes Companies, Inc., New Orleans, LA	8,260	8,856	8,330	8,938	5.57%	4.8%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	7,390	7,782	7,454	7,854	5.32%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	416	458	420	462	5.93%	4.8%	Aug 2030
Omnicom Group, Inc., Irving, TX	12,057	12,057	12,144	12,144	5.24%	5.3%	May 2013
Pearson Plc., Lawrence, KS	15,346	15,346	15,404	15,404	5.84%	6.0%	May 2016
Praxair, Inc., The Woodlands, TX	22,440	22,440	22,440	22,440	3.70%	3.9%	Aug 2022
Tiffany & Co., Parsippany, NJ	56,428	56,428	56,655	56,655	5.33%	5.3%	Oct 2015
Time Warner Cable Enterprises LLC, Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	1,934	1,934	1,991	1,991	6.18%	6.8%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	1,761	1,761	1,910	1,910	5.83%	6.8%	Dec 2015
TJX Companies, Inc., Philadelphia, PA	67,913	67,913	68,118	68,118	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,414	10,414	10,456	10,456	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,704	10,704	10,751	10,751	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	17,898	17,898	18,180	18,180	3.23%	3.8%	Mar 2023
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	17,868	17,868	17,946	17,946	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	55,847	55,847	56,281	56,281	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,112	5,112	5,134	5,134	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	3,185	3,239	3,367	3,428	7.30%	6.4%	Apr 2016
Walgreen Co., Portsmouth, VA	2,260	2,340	2,306	2,390	7.20%	6.2%	Jul 2018
WorleyParsons Limited, Houston, TX	19,525	19,525	19,525	19,525	4.00%	4.3%	Jan 2023
Total	$1,018,931	$1,020,207	$1,010,754	$1,012,075

(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

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

March 31, 2013 (unaudited)

•	$7,500 during the first extension option term;

•	$7,500 during the second extension option term; and

•	$5,000 during the third extension option term.

Since the terms of the extended loan are deemed for financial accounting purposes to be not substantially different to the original loan, the Company accounted for the extension as a modification on its financial statements.  See “Deferred Fees and Costs” under Note 2 above.  Total transaction costs incurred in connection with the extension were $1,626, including $710 of fees paid to the lender to obtain the extension and expenses paid on the lender’s behalf which were added to debt issuance costs for the loan and increase the Company’s effective financing rate of the loan.  The remaining $916 of advisory costs related to the extension were charged to earnings during the quarter ended September 30, 2012.

The mortgage notes in the above table are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 3 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,650,234 at March 31, 2013, and $1,627,788 at December 31, 2012.

The Company has classified its loan agreement related to the Tulsa, OK development project for Cimarex Energy Co. as a component of “Mortgages on real estate investments” on the Company’s Consolidated Balance Sheet.  The Company entered into the loan agreement with Bank of Oklahoma during July 2011, to provide construction financing of approximately one-half of the project costs related to the development of the property.  Pursuant to the agreement, Bank of Oklahoma agreed to fund up to $24,000 of project costs beginning after the Company funded an aggregate of $24,000 to the project.  The Company has fully funded its $24,000 commitment and began drawing on the loan from Bank of Oklahoma during the year ended December 31, 2012.  During the construction period, interest only will be payable by the Company to the lender each month at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor).  As of March 31, 2013, the Company had drawn $20,877 under the loan agreement with Bank of Oklahoma.  For the quarter ended March 31, 2013, the weighted average effective financing rate on the loan agreement with Bank of Oklahoma was 4.5%.

Upon final completion of the project, the construction loan will automatically convert to a floating rate term loan of up to $31,000 bearing interest calculated monthly at a rate equal to the one month LIBOR rate plus 275 basis points and maturing in July 2018.  During the second quarter of 2013, the Company expects to enter into a swap agreement with Bank of Oklahoma swapping the Company’s obligation to make floating rate payments during the five year term loan period in exchange for an obligation to make fixed rate payments at 290 basis points above the five year benchmark swap rate.  During the term loan period, in addition to monthly payments of interest, principal will also be payable by the Company to the lender based on a 25-year amortization period.   Subject to customary non-recourse exceptions, the lender’s recourse in the event of a default of the loan is limited to the property and the other assets of the Company’s joint venture entity that owns the property.

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

March 31, 2013 (unaudited)

The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions.

Amounts related to the secured term loan as of March 31, 2013, were as follows:

		Collateral
	Borrowings	Carry Value
Loans held for investment	$15,001	$21,787
Intercompany mortgage loans on CapLease properties	14,932	26,684
Commercial mortgage-backed securities	36,552	47,437
Total	$66,485	$95,908

Convertible Senior Notes

During October 2007, CapLease issued $75,000 principal amount of 7.50% convertible senior notes due 2027. As of March 31, 2013, CapLease had $19,210 principal amount of convertible senior notes outstanding.  The notes represent general unsecured recourse obligations of CapLease and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated.

The notes are scheduled to mature on October 1, 2027, unless earlier converted, redeemed or repurchased. Holders were entitled to require CapLease to repurchase their notes, in whole or in part, on October 1, 2012 (the “initial put date”), for a cash price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and remaining note holders may require CapLease to repurchase their notes on subsequent put dates of October 1, 2017 and October 1, 2022, at the same price.

CapLease has the right to redeem the notes in whole or in part, for cash at any time or from time to time. The redemption price will be 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest.

The Company recorded interest expense on the convertible senior notes for the three months ended March 31, 2013 and March 31, 2012 as follows:

	For the three months ended March 31,
	2013	2012
Interest expense paid or accrued at stated interest rate of 7.5%	$359	$657
Convertible senior notes issuance costs expensed as a component of interest expense	-	54
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	-	156
Total convertible senior notes interest expense	$359	$867

For financial accounting purposes and because the notes may be converted into equity in the future, the Company was required to bifurcate the proceeds from the original issuance of the notes between a liability component and an equity component and record interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue.  The liability component was initially recorded at a discount from the principal amount of the notes and was subsequently accreted back to the principal amount over the expected useful life of the notes as interest expense at the estimated nonconvertible debt borrowing rate was recorded.  As of the initial put date of October 1, 2012, the liability component of the notes had accreted back to the full principal amount of the notes and, therefore, during the quarter ended March 31, 2013, the Company was no longer recording interest expense beyond the stated interest rate on the notes.  For the quarter ended March 31, 2012, the Company’s estimated nonconvertible debt borrowing rate for financial accounting purposes was 10.2%.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

The carry value of the equity component of the convertible senior notes was $6,189 at each of March 31, 2013 and December 31, 2012, and is included as a component of “Additional paid in capital” on the Company’s Consolidated Balance Sheet.

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

The initial conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to an initial conversion price of approximately $11.32 per share. As of March 31, 2013, the if-converted value of the convertible senior notes is less than the principal amount of the notes. The initial conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of March 31, 2013, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
9 months ending December 31, 2013	$23,582	$54,984	$78,566
2014	34,519	165,666	200,185
2015	28,326	305,373	333,699
2016	18,305	272,614	290,920
2017	12,630	100,721	113,350
Thereafter	33,118	142,727	175,846
Total	$150,480	$1,042,085	$1,192,565

During April 2013, the Company prepaid the full amount of balloon payments due during the 9 months ending December 31, 2013.

10.	Gain (loss) on extinguishment of debt

The Company had no gain or loss on extinguishment of debt during the quarter ended March 31, 2013.

Gain on extinguishment of debt during the quarter ended March 31, 2012, comprised net gain of $2,012 on the refinancing of the mortgage debt on the property owned in Kansas City, KS (leased to the United States Government (EPA)) and the repayment of the outstanding mortgage debt on the properties owned in Columbus, OH (leased to Abbott Laboratories) and Bloomington, IN (leased to Baxter International, Inc.).  The net gains were driven primarily by gain of $2,392 on the reversal of the remaining unamortized balance of the fair value adjustment on the assumed debt repaid on the EPA property, and losses of $196 from the charge-off of deferred hedge and other costs associated with the debt repaid on all three properties.  The net gain is included as a component of “Other gains (losses)” under the caption “Gain (loss) on extinguishment of debt, net” in the Company’s Consolidated Statements of Operations.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

11.	Accounts payable and other liabilities

Accounts payable and other liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	Mar 31, 2013	Dec 31, 2012
	Unaudited
Accounts payable and other liabilities	$13,163	$13,045
Accrued interest	4,875	4,499
Accrued expenses	3,157	5,460
Unearned rental income	4,099	4,922
Total	$25,294	$27,926

12.	Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to changes in interest rates associated with its present or expected future debt obligations. During the first three months of 2013 and all of 2012, the Company had no open interest rate swap positions.

As of March 31, 2013, the Company had $1,012 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. Within the next twelve months, the Company estimates that $533 of realized losses on derivatives will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

13.	Commitments and Contingencies

The Company is committed to fund $21,698 of project costs related to the Ashland, VA development project described at Note 3 above.  As of March 31, 2013, the Company had funded $15,005 of such commitment.

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

As an owner of commercial real estate, the Company is subject to potential environmental costs.  At March 31, 2013, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

14.	Stockholders’ Equity

Authorized Capital Stock; Issued and Outstanding Capital Stock

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.  As of March 31, 2013, CapLease had issued and outstanding 79,454,301 shares of common stock, 2,647,000 shares of 8.125% Series A cumulative redeemable preferred stock, 2,941,073 shares of 8.375% Series B cumulative redeemable preferred stock, and 1,700,000 shares of 7.25% Series C cumulative redeemable preferred stock.  The terms of the Company’s three series of preferred stock are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Stock Issuances During Periods Presented

During the quarter ended March 31, 2013, CapLease issued an aggregate of 5,668,088 shares of common stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $5.89 per share, and for aggregate net proceeds of $32,695.  The Company used the proceeds to repay the mortgage debt obligations that were prepaid during April 2013.  See Note 9.  During the quarter ended March 31, 2012, CapLease did not issue any shares of common stock or preferred stock through its “at the market offering” program.

CapLease did not issue any shares of common stock through its dividend reinvestment and stock purchase plan during the quarters ended March 31, 2013 or March 31, 2012.  During the quarter ended March 31, 2013, CapLease determined to suspend its dividend reinvestment and stock purchase plan, as a result of the limited use of the plan in recent years by the Company and its stockholders.

During March 2013, CapLease made restricted stock and performance unit awards representing an aggregate of 443,900 shares of common stock (assuming payout of the performance units at the target level) to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan.  During March 2012, CapLease made restricted stock awards representing an aggregate of 497,700 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of March 31, 2013, the Company had made awards aggregating 4,686,905 shares of common stock under the stock plan, all in the form of restricted stock awards and performance share units to executive officers, other employees and directors of the Company (see Note 15 below).

During the quarter ended March 31, 2013, CapLease issued 1,700,000 shares of 7.25% Series C cumulative redeemable preferred stock.  The Company received aggregate net proceeds in the offerings of $39,702, after the underwriting discount and estimated offering expenses.  The net proceeds from the offerings were utilized to redeem a portion of the outstanding shares of the Company’s 8.125% Series A preferred stock, 800,182 shares of which were redeemed during February and 815,000 shares of which were redeemed during April.

Share Repurchase Programs

During August 2011, the Company announced that its Board of Directors has approved a share repurchase program authorizing the Company to repurchase in the aggregate up to $20,000 of its outstanding common stock. In addition, during January 2013, the Company announced that its Board of Directors has approved a share repurchase program authorizing the Company to repurchase the full amount of its outstanding 8.125% Series A preferred stock.  The programs permit the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. They do not obligate the Company to make any repurchases at any specific time or situation. The timing and extent to which the Company repurchases its shares will depend upon a variety of factors, including market conditions, the Company’s liquidity, and regulatory requirements.

The Company did not make any common stock repurchases through the above program during the quarter ended March 31, 2013.  As of March 31, 2013, the Company had remaining authorization to repurchase up to $13,264 through the above program.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

As disclosed above, the Company made repurchases of 800,182 shares of 8.125% Series A preferred stock during the quarter ended March 31, 2013, and repurchases of another 815,000 shares of 8.125% Series A preferred stock during April 2013.

  During December 2012, the compensation committee of the Board of Directors of CapLease adopted resolutions authorizing employees of the Company to surrender shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and performance share units awarded under the Company’s stock incentive plan.  During March 2013, various employees of the Company surrendered an aggregate of 186,832 shares at a price of $6.12 per share in accordance with the foregoing program.

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2011	12/30/2011	1/17/2012	$0.065	4,308
3/31/2012	4/2/2012	4/16/2012	0.065	4,340
6/30/2012	6/29/2012	7/16/2012	0.065	4,340
9/30/2012	9/28/2012	10/15/2012	0.070	4,674
12/31/2012	12/31/2012	1/15/2013	0.075	5,524
3/31/2013	4/4/2013	4/15/2013	0.0775	6,158

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2011	12/30/2011	1/17/2012	$0.5078125	1,627
3/31/2012	4/2/2012	4/16/2012	0.5078125	1,627
6/30/2012	6/29/2012	7/16/2012	0.5078125	1,627
9/30/2012	9/28/2012	10/15/2012	0.5078125	1,727
12/31/2012	12/31/2012	1/15/2013	0.5078125	1,751
3/31/2013	4/4/2013	4/15/2013	0.5078125	930

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

The following table summarizes the dividend history on shares of CapLease Series B preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
6/30/2012	6/29/2012	7/16/2012	$0.5001740	$1,000
9/30/2012	9/28/2012	10/15/2012	0.5234375	1,121
12/31/2012	12/31/2012	1/15/2013	0.5234375	1,539
3/31/2013	4/4/2013	4/15/2013	0.5234375	1,539

The following table summarizes the dividend history on shares of CapLease Series C preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
3/31/2013	4/4/2013	4/15/2013	$0.4027778	$685

15.	Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering.  5,123,000 shares of common stock are authorized for issuance under the stock plan.  As of March 31, 2013, the Company had made awards aggregating 4,686,905 shares of common stock under the stock plan, all in the form of restricted stock awards and performance share units to executive officers, other employees and directors of the Company.  As of March 31, 2013, the Company had not awarded any options or stock appreciation rights under the stock plan.  The Company’s Board of Directors has approved amendments to the stock incentive plan which would, among other things, increase by 3,100,000 shares, to 8,223,000 shares, the number of shares authorized for issuance under the plan.  The proposed amendments to the stock incentive plan will be presented to the Company’s common stockholders for approval at the Company’s annual meeting of stockholders to be held on June 12, 2013.

A summary of the Company’s activity under the stock plan from January 1, 2012 through the three months ended March 31, 2013, is presented below:

	Number of Shares
Stock Based Awards at January 1, 2012	3,751,575
Restricted Stock Awards Granted During the Year Ended December 31, 2012	497,700	(1)
Restricted Stock Awards Forfeited During the Year Ended December 31, 2012	(6,270)
Stock Based Awards at January 1, 2013	4,243,005
Restricted Stock Awards Granted During the Period Ended March 31, 2013	315,000	(2)
Performance Share Units Granted During the Period Ended March 31, 2013	128,900	(3)
Stock Awards at March 31, 2013	4,686,905

(1)
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

(2)
Shares are scheduled to vest between March 2014 and March 2016, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date.

(3)
Performance share units are tied to the target number of shares of common stock listed and are scheduled to cliff vest after a three year performance period if performance objectives are achieved.  Any actual payout of shares is dependent entirely upon the relative total shareholder return of the Company compared against a peer group over the performance period.  Payout will not occur until the end of the performance period and will range from 0% to 200% of the target number of shares, with payout beginning at 50% of the target number of shares at total shareholder return of the Company at the 25th percentile of the peer group.

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

A summary of the status of restricted stock awards and performance share units from January 1, 2012 through the three months ended March 31, 2013, is presented below:

	Shares Awarded Under Plan		Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2012	1,606,017		1,081,617	$4.91
Current period restricted stock awards	497,700		322,550	4.08
Prior period restricted stock awards	N/A		257,760	4.08
Vested - previously restricted stock awards	(577,757)	(1)	(577,757)	5.26
Forfeited - previously restricted stock awards	(6,270)		(6,270)	5.80
Nonvested at January 1, 2013	1,519,690		1,077,900	4.26
Current period restricted stock awards	315,000		315,000	6.12
Prior period restricted stock awards	N/A		305,990	6.12
Current period performance share units	128,900		128,900	8.36
Vested - previously restricted stock awards	(697,406)	(2)	(697,406)	4.35
Nonvested at March 31, 2013	1,266,184		1,130,384	5.69

(1)	Includes 231,288 shares vested as a result of performance criteria being satisfied.
(2)	Includes 396,885 shares vested as a result of performance criteria being satisfied.

For restricted stock awards, the Company uses the closing stock price on the grant date as its estimate of the fair value of the award.  For performance share units which the CapLease Compensation Committee awarded for the first time during the quarter ended March 31, 2013, the Company uses a Monte Carlo simulation analysis to estimate the fair value of the award.

The Company has made certain of the restricted stock awards with vesting dependent upon satisfaction of performance criteria to be determined in the future.  For such awards, applicable accounting guidance provides that despite the award having been granted, it is not valued for financial accounting purposes and expense related thereto does not commence until performance criteria have been established.  “Prior period restricted stock awards” in the above table represent restricted stock awards made in a prior period but which have been valued for financial accounting purposes in the current period when the CapLease Compensation Committee determined the performance criteria.

As of March 31, 2013, the Company had $6,366 of restricted stock awards and performance share units (fair value at the grant dates) expected to be charged to the Company’s Consolidated Statements of Operations ratably over the remaining vesting period (through March 2016) assuming vesting criteria are satisfied.  In addition, as of March 31, 2013, the Company has not yet commenced expense accrual related to the following number of restricted stock awards because the applicable performance criteria have not yet been determined:  48,225 shares of restricted stock awarded in 2010, and 87,575 shares of restricted stock awarded in 2012.

16.	Other Comprehensive Income (Loss)

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

March 31, 2013 (unaudited)

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

	Mar 31, 2013	Dec 31, 2012
	Unaudited
Net unrealized gains on securities available for sale	$613	$480
Net realized losses on derivatives	(1,012)	(1,146)
Accumulated other comprehensive loss	$(399)	$(666)

17.	Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of March 31, 2013, the Operating Partnership had issued and outstanding 156,026 units of limited partnership.

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

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2013 to 2030. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2013, are as follows:

9 months ending December 31, 2013	$98,089
2014	128,625
2015	126,519
2016	117,128
2017	93,276
Thereafter	326,758
Total	$890,395

19.	Segment Reporting

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

CapLease, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

March 31, 2013 (unaudited)

In prior financial statement reports, the Company has presented financial information for two separate segments: operating real estate (including its investments in owned properties) and debt investments (including its loan investments as well as its investment in securities). The Company now conducts its business through a single operating segment. The Company’s debt investments business no longer qualifies as a separate operating segment under FASB ASC 280, for a variety of reasons, such as because separate financial information for that business is not evaluated regularly to allocate resources and assess performance. Further, the Company’s total revenues from the debt investments segment have declined from 16.7% during 2010, to 11.6% during 2011, to 4.6% during 2012, while total assets comprising the debt investments segment have declined from 19.2% at December 31, 2010, to 5.7% at December 31, 2011, to 5.2% at December 31, 2012. Therefore, the Company no longer intends to report business activities for its debt investments business as a separate operating segment, and segment data will no longer be reported in the Company’s Consolidated Financial Statements.

20.	Subsequent Events

Issuances of Common Stock

During April 2013, CapLease issued an aggregate of 766,303 shares of common stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $6.30 per share and for aggregate net proceeds of $4,730.  The Company used the proceeds to repay the mortgage debt obligations that were prepaid during April 2013.

Also during April 2013, CapLease issued 8,625,000 shares of common stock in a public offering at a price to the public of $5.97 per share, and raised net proceeds of $49,074, after the underwriting discount and estimated offering expenses.  The Company used $17,926 of the proceeds to repay the mortgage debt obligations that were prepaid during April 2013, and expects to use the remaining proceeds for general corporate purposes, which are primarily expected to include funding future real estate investments.

Agreements to Purchase Real Property

During April 2013, the Company entered into a purchase and sale agreement to acquire an office property located in the Northeastern United States for a purchase price of $49,650.  Subject to various customary closing conditions, the purchase of the property is expected to close during the second quarter of 2013.

During May 2013, the Company entered into a purchase and sale agreement to acquire an office property located in the Midwestern United States for a purchase price of $43,900.  The purchase of the property is expected to close during the end of the second or beginning of the third quarter of 2013, subject to satisfactory completion of the Company’s due diligence and various customary closing conditions.

Amendment to Revolving Credit Agreement with Wells Fargo Bank, N.A.

During April 2013, the Company entered into a first amendment to its senior secured revolving credit agreement with Wells Fargo Bank.  The amendment added an accordion feature to the agreement, which permits the Company to request increases from time to time in the amount it may borrow under the agreement to up to $200,000.  Any increase in the Company’s borrowing capacity under the agreement is subject to various conditions, including obtaining lender commitments for the increase requested.

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

When we use the term “we,” “us,” “our” or “the Company” we mean CapLease, Inc. and its majority-owned subsidiaries. All interests in our properties are held through special purpose entities which are separate and distinct legal entities. References in Item 2 of this Form 10-Q to our “Single Tenant Owned Property Portfolio” include those properties we own which are leased primarily but not exclusively by one tenant but do not include our two multi-tenant properties.

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

As of March 31, 2013, we had an approximately $2.0 billion investment portfolio, comprised almost entirely of owned properties.  The owned property portfolio comprises approximately 12.5 million square feet and includes a variety of office, warehouse, retail and other property types.  We own 71 properties in 25 states leased to 43 different tenants across our Single Tenant Owned Property Portfolio.  In addition to the owned property portfolio, we have a modest portfolio of first mortgage loans and other debt investments on single tenant properties.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (commercial real estate mortgage loans and mortgage-backed securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio.  During the year ended December 31, 2012, we grew our investment portfolio with approximately $190 million of real property acquisitions and new build-to-suit commitments, and we expect to continue our growth in 2013 and future years.  However, execution of our growth strategy is dependent upon various factors beyond our control, including competitive and market conditions, and therefore, we cannot provide any assurance as to whether, when and at what yields and other terms we will be able to grow our investment portfolio.

We are also intensely focused on growing revenues by re-letting vacant space within our portfolio.  As of March 31, 2013, the occupancy rate in our owned property portfolio was 92.9% with virtually all of the vacant space being the vacant warehouse property we own in Fort Wayne, IN (previously leased to Nestlé) which has 764,177 square feet of vacant space and in one of the two office buildings we own in Omaha, NE which has 86,732 square feet of vacant space. We are actively marketing these properties for lease.  We are also actively marketing the buildings we own in Silver Spring, MD (primarily leased to Choice Hotels International, Inc.) and Irving, TX (leased to Omnicom Group, Inc.) for lease, as the leases at these properties are scheduled to expire during May 2013.

The average remaining lease term on our owned properties is approximately 6 years, and we have some leases that are scheduled to mature during 2013 and the next several years. See the “Lease Expirations” table at “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or that the terms of renewal or re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of tenant reimbursements). Our credit agreements with Wells Fargo Bank and KeyBank, as well as the loan agreement with Bank of Oklahoma for the Tulsa, OK build-to-suit property, are floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular LIBOR rates, increase.  During the second quarter of 2013, we expect to enter into a fixed rate interest rate swap agreement with respect to our loan agreement with Bank of Oklahoma, which will effectively convert the floating interest rate we pay on those borrowings to a fixed interest rate.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 59% as of March 31, 2013. Our leverage ratios by portfolio asset type as of March 31, 2013 were approximately 58% for the owned properties and 64% for the debt investments. See “Liquidity and Capital Resources—Debt Obligations and Leverage Computations” below for information about our use of leverage ratios and how we compute them.  We have substantially reduced our leverage levels over the past several years, and expect our leverage levels to continue to decline in the future primarily through scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

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

We have various debt obligations that are scheduled to mature over the next several years.  We will be required to repay, refinance or extend our debt obligations at maturity, which we expect, although cannot provide any assurance, that we will be able to do.  To the extent we are unable to refinance or extend debt obligations on favorable terms or at all, we expect to utilize a combination of (i) cash on hand, (ii) borrowings under our Wells Fargo Bank credit agreement, (iii) cash from sales of assets which may include the collateral for the debt, and (iv) cash from future debt or equity capital raises, to fund any liquidity needed to satisfy these obligations. Our ability to refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any.

Business Environment

The performance of our existing portfolio and our ability to add new assets will continue to be impacted by market conditions.  Commercial real estate market conditions are improving, although various signs of weakness still persist reflecting the weak U.S. economy.  For example, office vacancy remains elevated in many markets as job growth has not returned to pre-recession levels.  Further, overall transaction volumes remain lower compared to historic norms and interest rates remain at historic lows, which have driven significant competition for new investment opportunities.  We cannot provide any assurance as to whether, when and at what yields and other terms we will be able to continue to add new assets to our portfolio.

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

We also have a series of non-recourse mortgages on our owned properties maturing during 2013 and the next several years and lending for commercial real estate transactions remains conservative, which could impact our ability to sell properties and refinance maturing debt on favorable terms or at all.

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

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2013.

Investment and Financing Activities

We did not make any real estate acquisitions during the quarter ended March 31, 2013 except that we continued to fund the construction of the build-to-suit projects for Cimarex Energy Co. and Vitamin Shoppe Inc. described at Note 3 of the consolidated financial statements included in this Form 10-Q.  The Cimarex Energy Co. build-to-suit project was substantially completed during the quarter.

During the quarter ended March 31, 2013, Bob’s Stores, LLC, the sole tenant at our 88,420 square foot retail property located in Randolph, Massachusetts, exercised its right to extend the lease for five additional years, until January 31, 2019.  The lease extension commences February 1, 2014 and the rental rate is $9.76 per square foot.  The tenant’s obligations under the foregoing lease are guaranteed by various subsidiaries of CVS Caremark Corporation.

During the quarter ended March 31, 2013, we obtained mortgage financing for the office building we purchased during December 2012, located in San Antonio, Texas, and leased primarily to Becton, Dickinson and Company.  We financed the property with a $10 million non-recourse mortgage note, with a coupon of 3.95% and maturing in April 2023.

Also during the quarter ended March 31, 2013, we added two of the office buildings we purchased in December 2012, located in Englewood, Colorado (leased to Comcast Corporation and Pulte Mortgage LLC), to the collateral pledged to our revolving credit agreement with Wells Fargo Bank, N.A., thereby increasing our borrowing capacity under the agreement. As of March 31, 2013, our available borrowing capacity under the agreement was approximately $42 million.

Comparison of the Quarter Ended March 31, 2013 to the Quarter Ended March 31, 2012

The following discussion compares our operating results for the quarter ended March 31, 2013 to the comparable period in 2012.

Revenue.

Total revenue increased $4.4 million, or 11%, to $43.4 million.  The increase was primarily attributable to an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $4.5 million, or 12%, to $41.3 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $0.1 million, or 5%, to $1.9 million, primarily as a result of lower balances on debt investments.

Expenses.

Total expenses increased $2.3 million to $41.3 million, primarily as a result of higher property expenses, offset in part by lower interest expense.

Interest expense decreased $0.7 million, or 4%, to $16.3 million, from $17.0 million.  The decrease in the 2013 period resulted primarily from reduced interest expense of $0.5 million on the convertible senior notes and $0.2 million on the secured term loan (in each case driven by lower amounts outstanding).  Increased interest expense on new property mortgages of $0.7 million was offset by reduced interest expense on existing mortgages and capitalized interest on development projects.  Interest expense on the floating rate credit agreements was basically unchanged in the 2013 period from the 2012 period.  Our average balance outstanding and effective financing rate under the floating rate credit agreements was approximately $65 million at 4.0% during the 2013 period (average one-month LIBOR of 0.20%), compared with approximately $69 million at 3.6% during the 2012 period (average one-month LIBOR of 0.27%).

Property expenses increased by $2.7 million, or 41%, to $9.1 million.  The net amount of property expenses we incurred (net of tenant reimbursements) was $3.1 million in the 2013 period, up from $2.6 million in the 2012 period, primarily due to new properties acquired during 2012 and ground lease payments beginning in 2013 on certain owned properties.

General and administrative expense increased $0.2 million, or 5%, to $3.1 million, primarily due to the timing of certain expense items.

General and administrative expense-stock based compensation increased 10%, to $0.8 million.  The increase was due to the changes in various factors that influence stock compensation, including the weighted average vesting period, number of shares being expensed, the value per share using the associated grant date fair value in accordance with generally accepted accounting principles, and the estimated vesting percentage for the reporting period. As of March 31, 2013, the Company had $6.4 million of restricted stock awards and performance share units (fair value at the grant dates) expected to be charged to our Consolidated Statements of Operations ratably over the remaining vesting period (through March 2016) assuming vesting criteria are satisfied.  In addition, as of March 31, 2013, we have not yet commenced expense accrual related to the following number of restricted stock awards because the applicable performance criteria have not yet been determined: 48,225 shares of restricted stock awarded in 2010 and 87,575 shares of restricted stock awarded in 2012.

Depreciation and amortization expense on real property increased $0.2 million, or 2%, from $11.8 million to $12.0 million, primarily reflecting the impact of new property acquisitions.

Other gains (losses).

We had no gain or loss on investments during the 2013 period.  We had gain on investments of $0.7 million in the 2012 period, comprised of the net proceeds from the franchise lending venture (see Note 4 of the consolidated financial statements included in this Form 10-Q).

We had no gain or loss on extinguishment of debt during the 2013 period.  We had $2.0 million of net gain on extinguishment of debt during the 2012 period, primarily representing the reversal of the unamortized fair value adjustment on a mortgage debt obligation that was refinanced during the quarter (see Note 10 of the consolidated financial statements included in this Form 10-Q).

Net income.

Net income of $2.0 million for the 2013 period, was basically unchanged from $2.1 million in the 2012 period.  Adjusted to remove the impact of other gains during the 2012 period, 2013 net income was up $2.1 million from the 2012 period, reflecting the impact of new property acquisitions.  Net loss allocable to common stockholders was $(1.5) million in the first quarter of 2013, reflecting dividends to preferred stockholders of $3.5 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three months ended March 31, 2013 and March 31, 2012.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2013	2012
Net (loss) income allocable to common stockholders	$(1,498)	$430
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(3)	1
Depreciation and amortization expense on real property	12,026	11,814
Depreciation and amortization expense on discontinued operations	–	330
Funds from operations	$10,525	$12,575

Weighted average number of common shares outstanding, diluted	76,440	66,313
Weighted average number of OP units outstanding	156	156
Weighted average number of common shares and OP units outstanding, diluted	76,596	66,469

Net (loss) income per common share, basic and diluted	$(0.02)	$0.01
Funds from operations per share	$0.14	$0.19

Liquidity and Capital Resources

Short-Term Liquidity

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are our cash and cash equivalents, borrowings under our credit agreement with Wells Fargo Bank, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital.  As of March 31, 2013, we had $71.9 million in available cash and cash equivalents, and approximately $42 million of available borrowing capacity under our Wells Fargo Bank credit agreement.  As of May 7, 2013, we had $45.1 million in available cash and cash equivalents, and approximately $42 million of available borrowing capacity under our Wells Fargo Bank credit agreement. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax.  We declared a cash dividend of $0.0775 per share of common stock during the quarter ended March 31, 2013. During the quarter ended March 31, 2013, we also declared cash dividends of (i) $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock, (ii) $0.5234375 per share of 8.375% Series B cumulative redeemable preferred stock, and (iii) $0.4027778 per share of 7.25% Series C cumulative redeemable preferred stock. Our dividend policy is subject to revision at the discretion of our Board of Directors. All distributions will be made at the discretion of our Board of Directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our Board of Directors deems relevant.

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

Our primary long-term liquidity requirement is repayment of our debt obligations. We intend to manage our debt maturities by refinancing, repaying or extending the related debt at or prior to maturity. To the extent we are unable to refinance or extend debt obligations on favorable terms or at all, we expect to utilize a combination of (i) cash on hand, (ii) borrowings under our Wells Fargo Bank credit agreement, (iii) cash from sales of assets which may include the collateral for the debt, and (iv) cash from future debt or equity capital raises, to fund any liquidity needed to satisfy these obligations. We believe we will be successful in either refinancing, repaying or extending our debt obligations at or prior to maturity, but we cannot provide any assurance we will be able to do so. Our ability to refinance debt, raise capital and/or sell assets will be affected by various factors existing at the relevant time, such as capital and credit market conditions, the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in and value of any related collateral, our financial condition and the operating history of the collateral, if any. See “Item 1A—Risk Factors—Risks Relating to Borrowings—Our use of debt financing could have a material adverse effect on our financial condition.” in our most recent Annual Report on Form 10-K.

If we are unable to refinance, repay or extend our non-recourse debt obligations, we could convey the related asset or assets financed to the lender to satisfy in full our obligations under the non-recourse debt.  Our mortgage debt obligations are non-recourse and not cross-defaulted with our other debt obligations, and therefore, we do not believe default of any of our mortgage debt obligations will threaten the viability of our Company, although it could result in us losing all or some of our remaining investment in the subject properties.

As of March 31, 2013, we had $78.6 million of principal obligations on debt coming due during the remainder of 2013, including $23.6 million of regular principal amortization and $55.0 million of balloon payments on three mortgage debt obligations scheduled to mature during May.  See the schedule of mortgage note maturities included at Note 9 in our consolidated financial statements included in this Form 10-Q.  During April 2013, we prepaid the balloon payments on certain of our office buildings, including the Silver Spring, MD property and the Irving, TX property.

As an owner of commercial real estate, it will be necessary for us to make capital expenditures from time to time to maintain and upgrade our properties in order to retain and attract tenants. We expect the majority of these expenditures will be made as leases mature and we renew existing leases or find new tenants to occupy the property. As a result, we expect our funding needs for capital expenditures will vary from year to year, depending upon scheduled lease maturities and leasing velocity, as well as the type of properties involved, the terms of leases and market conditions.  A portion of the amounts needed to fund capital expenditures is expected to be funded through reserves we have deposited with our mortgage lenders.  We believe that our sources of liquidity will be sufficient to satisfy capital expenditures that are necessary on our properties.

Debt Obligations and Leverage Computations

We seek to finance many of our assets with conservative levels of long-term, fixed rate, non-recourse debt.  The use of non-recourse debt enables us to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed.  Our financing strategy also includes building an unencumbered pool of assets to improve financial flexibility, and we expect to continue to pledge most of these assets to a revolving credit agreement with Wells Fargo Bank in order to provide us with an immediate source of liquidity through borrowings under the revolver.  The revolving credit agreement is a recourse borrowing facility, meaning that the lender will have general recourse against our assets if we fail to make required payments on the debt.

As of March 31, 2013, we had $1.0 billion of non-recourse, first mortgage debt and a non-recourse, secured term loan of $66.5 million, securing an aggregate of  $1.72 billion of our portfolio assets.  We also had $107.1 million of recourse debt obligations outstanding as of March 31, 2013. See Note 9 of the consolidated financial statements included in this Form 10-Q for a discussion of our debt obligations, and the discussion below for additional information regarding our secured borrowings.

Long-Term Mortgage Financings.  We have financed many of our owned properties with first mortgage debt. Our first mortgage debt obligations are summarized and described at Note 9 of the consolidated financial statements included in this Form 10-Q.

During the quarter ended March 31, 2013, we obtained new mortgage financing on one of our recently acquired owned properties.  The principal economic terms of the note we made is summarized in the following table:

Property	Original Face Amount of Mortgage Note (in thousands)	Coupon	Maturity Date	Balloon at Maturity (in thousands)
Becton, Dickinson and Company (San Antonio, TX)	$ 10,000	3.95%	April 2023	$ 8,118

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

As of March 31, 2013, our first mortgage debt obligations carried a weighted average coupon of 5.37% and a weighted average effective financing rate of 5.6%.

Term Financings.  We have financed most of our loan and securities investments through the term financings described below. We have also utilized term financings to add incremental leverage on our owned properties financed with mortgage debt.

In December 2007, we completed a secured term loan with a European bank. We transferred a pool of assets into a wholly-owned special purpose entity, called CapLease 2007-STL LLC, and issued debt to the lender secured by the assets in the pool. The assets comprising the collateral pool include a combination of our loan and securities investments and incremental mortgage notes on certain of our owned properties.  We retained all of the equity in the special purpose entity, or SPE, and, therefore, are entitled to all residual cash after the payment of scheduled principal and interest on the debt. The lender’s debt is structured to be senior to our equity. For example, all principal payments on the assets transferred to the SPE will be paid to the lender until the secured term loan in repaid in full. We are in a first loss position in the event of a payment default or loss on any of the SPE assets.

As of March 31, 2013, we had $66.5 million of debt outstanding under the secured term loan, secured by assets with a carry value of $95.9 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

We have entered into a term loan with KeyBank National Association which provides us with additional asset level financing on a recourse, floating rate basis.  Our borrowings with KeyBank are collateralized principally by fully amortizing incremental mortgage notes on various real properties owned by us.  See Note 9 in the consolidated financial statements included in this Form 10-Q for a description of our borrowings with KeyBank.

Revolving Credit Agreement.  We have entered into a senior secured revolving credit agreement with Wells Fargo Bank, N.A. which represents our primary short-term borrowing facility.  Our borrowings with Wells Fargo Bank are also on a recourse, floating rate basis, and are collateralized by various of our otherwise unencumbered owned properties.  See Note 9 in the consolidated financial statements included in this Form 10-Q for a description of our borrowings with Wells Fargo Bank.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of March 31, 2013 and December 31, 2012 (dollars in thousands).

	Mar 31, 2013	Dec 31, 2012
	Unaudited
Debt
Mortgages on real estate investments	$1,020,207	$1,012,075
Credit agreements	57,009	67,655
Secured term loan	66,485	72,417
Convertible senior notes	19,210	19,210
Other long-term debt	30,930	30,930
Total Debt	$1,193,841	$1,202,287

Assets
Total assets	$1,784,256	$1,750,443
Accumulated depreciation and amortization on owned properties	309,073	297,675
Intangible liabilities on real estate investments	(32,486)	(33,032)
Prepaid expenses and deposits	(1,566)	(1,798)
Accrued rental income	(32,023)	(35,144)
Debt issuance costs, net	(5,408)	(5,775)
Other	(661)	(398)
Total Assets, as adjusted	$2,021,185	$1,971,971

Leverage (Total Debt/Total Assets, as adjusted)	59%	61%

The following table sets forth the computation of our leverage ratios by portfolio asset type as of March 31, 2013 (dollars in thousands).

(in thousands)	Mortgage Debt	Secured Term Loan Debt	Credit Agreement Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$1,020,207	$14,932	$53,692	$1,088,831	$1,866,464	58%
Debt Investments	–	51,553	3,317	54,870	85,823	64%

(1)
Represents our carry value for financial reporting purposes before depreciation and amortization on owned properties. The carry value of our debt investments has been adjusted to exclude a $500 general loss reserve.

We have substantially reduced our leverage levels over the past several years, and expect our leverage levels to continue to decline in the future primarily through scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

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

We utilized our shelf registration statement to issue preferred equity capital during the quarter ended March 31, 2013, and common equity during April 2013.  On January 25, 2013, we issued 850,000 shares of 7.25% Series C cumulative redeemable preferred stock in a public offering at a price to the public of $23.75 per share.  Then, on March 1, 2013, we issued an additional 850,000 shares of 7.25% Series C cumulative redeemable preferred stock in a public offering at a price to the public of $24.73235 per share, including accrued dividends.  We received aggregate net proceeds in the preferred stock offerings of $39.7 million, after the underwriting discount and estimated offering expenses. We utilized the proceeds to redeem a portion of our 8.125% Series A cumulative redeemable preferred stock.

During April 2013, we issued 8,625,000 shares of common stock in a public offering at a price to the public of $5.97 per share, and raised net proceeds of $49.1 million, after the underwriting discount and estimated offering expenses.  We used $17.9 of the proceeds to repay the mortgage debt obligations that were prepaid during April 2013.  We expect to use the remaining proceeds for general corporate purposes, which are primarily expected to include funding future real estate investments.

We also utilized our shelf registration statement to issue preferred equity capital during April 2012.  Specifically, on April 19, 2012, we issued 2,000,000 shares of 8.375% Series B cumulative redeemable preferred stock in a public offering at a price to the public of $25.00 per share.  We raised net proceeds of $48.3 million, after the underwriting discount and offering expenses, and utilized those proceeds as follows: $45.7 million used to fund purchases of or improvements to owned properties and $2.6 million used to reduce outstanding indebtedness.

We also utilized our shelf registration statement during 2012 and to date during 2013 to issue shares of common stock, 8.125% Series A cumulative redeemable preferred stock and 8.375% Series B cumulative redeemable preferred stock through our “at the market offering” program.  We utilized Cantor Fitzgerald & Co. as our agent for the program.  See “ATM Offering” below.

As of April 30, 2013, we had remaining availability of $199 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time.  As of that date, the availability under our shelf registration statement included (i) an aggregate of 5,674,529 shares of common stock, 757,718 shares of Series A preferred stock and 58,927 shares of Series B preferred stock reserved for sale under the Cantor Fitzgerald sales agreement described below, (ii) an aggregate of 2,800,000 shares of Series C preferred stock reserved for sale under the MLV & Co. sales agreement described below, (iii) an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and (iv) an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

ATM Offering.  We have implemented an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), which may be utilized by us from time to time to sell shares of our common stock, Series A preferred stock, Series B preferred stock and Series C preferred stock, and increase liquidity. During the quarter ended March 31, 2013, we added MLV & Co. LLC as a sales agent for our “at the market offering” program, solely to sell shares of our Series C preferred stock.  We have four separate sales agents for our “at the market offering” program, Cantor Fitzgerald & Co., MLV & Co. LLC, Brinson Patrick Securities Corporation and Merrill Lynch, Pierce Fenner & Smith Incorporated.

During the quarter ended March 31, 2013, we issued an aggregate of 5,668,088 shares of common stock through our “at the market offering” program.  We utilized Cantor Fitzgerald & Co. as our agent for the program.  The shares were issued at an average price of $5.89 per share, and we raised aggregate net proceeds of $32.7 million.  We used the proceeds to repay the mortgage debt obligations that were prepaid during April 2013.

In addition, during April 2013, we issued an additional 766,303 shares of common stock through our “at the market offering” program with Cantor Fitzgerald.  Those shares were issued at an average price of $5.94 per share of common stock, and we raised aggregate net proceeds of $4.7 million.  We used the proceeds to repay the mortgage debt obligations that were prepaid during April 2013.  We are not currently selling shares through our “at the market offering” program, although we reserve the right to resume doing so in our sole discretion at any time in the future.

During the year ended December 31, 2012, we issued an aggregate of 6,891,080 shares of common stock, 242,282 shares of Series A preferred stock and 941,073 shares of Series B preferred stock through our “at the market offering” program.  We utilized Cantor Fitzgerald & Co. as our agent for the program.  The shares were issued at an average price of $4.76 per share of common stock, $25.11 per share of Series A preferred stock and $25.58 per share of Series B preferred stock, and we raised aggregate net proceeds after expenses of $61.6 million.  The net proceeds were utilized as follows: $53.2 million to fund real property acquisitions and $8.4 million to repurchase our convertible senior notes.

Our sales agreement with Cantor Fitzgerald & Co. authorizes us to issue and sell, from time to time, up to 19,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock, and 1,000,000 shares of Series B preferred stock through or to Cantor Fitzgerald, and Cantor Fitzgerald has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock, Series A preferred stock and Series B preferred stock to Cantor Fitzgerald as principal for its own account at prices agreed upon at the time of sale. Through April 30, 2013, we have sold an aggregate of 13,325,471 shares of common stock, 242,282 shares of Series A preferred stock and 941,073 shares of Series B preferred stock, through our sales agreement with Cantor Fitzgerald.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Cantor Fitzgerald a commission of up to 2.0% of the gross proceeds from the sales of shares pursuant to the agreement.

Our sales agreement with MLV & Co. LLC authorizes us to issue and sell, from time to time, up to 2,800,000 shares of Series C preferred stock through or to MLV, and MLV has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our Series C preferred stock to MLV as principal for its own account at prices agreed upon at the time of sale. Through April 30, 2013, we have not sold any shares of Series C preferred stock through our sales agreement with MLV.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay MLV a commission of up to 2.0% of the gross proceeds from the sales of shares pursuant to the agreement.

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time.  Through April 30, 2013, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through April 30, 2013, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch.  We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time in our sole discretion. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

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

Share Repurchase Program

During August 2011, our Board of Directors approved a share repurchase program authorizing us to repurchase in the aggregate up to $20 million of our outstanding common stock. In addition, during January 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase the full amount of our outstanding 8.125% Series A preferred stock.  The programs permit us to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. They do not obligate us to make any repurchases at any specific time or situation. The timing and extent to which we repurchase our shares will depend upon a variety of factors, including market conditions, our liquidity, and regulatory requirements.

We did not repurchase any shares of common stock during the three months ended March 31, 2013, through the above program.  As of March 31, 2013, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

We repurchased 800,182 shares of our 8.125% Series A preferred stock during the quarter ended March 31, 2013, and repurchased another 815,000 shares of our 8.125% Series A preferred stock during April 2013.

During December 2012, the compensation committee of the Board of Directors of CapLease adopted resolutions authorizing employees of the Company to surrender shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock awards and performance share units awarded under the Company’s stock incentive plan.  During March 2013, various employees of the Company surrendered an aggregate of 186,832 at a price of $6.12 per share in accordance with the foregoing program.

Statement of Cash Flows

Operating activities provided $16.3 million of cash during the three months ended March 31, 2013, primarily driven by net income as adjusted by various non-cash gains, losses, income and charges of $18.1 million, partially offset by decreases in accounts payable and other liabilities of $2.9 million.  Operating activities provided $15.9 million of cash during the three months ended March 31, 2012, primarily driven by net income as adjusted by various non-cash gains, losses, income and charges of $25.5 million, partially offset by increases in other assets of $8.1 million.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP.  As of March 31, 2013, this has resulted in us accruing $32 million of rental income in excess of actual rents due under the various leases.  During the three months ended March 31, 2013, actual rents due under the leases exceeded rents on a straight-line basis by $3.1 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties.  Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Cash used in investing activities during the three months ended March 31, 2013 was $8.4 million, which primarily resulted from real estate improvements and construction in progress of $12.2 million, partially offset by principal received on securities of $2.6 million and loans of $1.7 million.   Cash used in investing activities during the three months ended March 31, 2012 was $2.7 million, which primarily resulted from real estate improvements and construction in progress of $5.9 million (including $5.7 million invested in the Cimarex Energy Co. build-to-suit property and $0.2 million of improvements on other owned properties), and leasing commissions of $1.3 million, partially offset by principal received on securities of $2.3 million and loans of $2.2 million.

Cash provided by financing activities during the three months ended March 31, 2013 was $33.9 million, which primarily resulted from proceeds from common stock and preferred stock issuances of $72.4 million and borrowings from mortgages of $13.2 million, partially offset by net repayments of principal on debt of $21.6 million ($10.6 million on the credit agreements, $5.9 million on the secured term loan and $5.0 million on property mortgages), preferred stock repurchased of $20.0 million, dividends and distributions paid of $8.8 million and common stock repurchased of $1.1 million.  Cash used in financing activities during the three months ended March 31, 2012 was $27.1 million, which primarily resulted from net repayments of principal on debt of $20.6 million ($13.2 million, net, on property mortgages, $5.1 million on the secured term loan, and $2.3 million on the predecessor Wells Fargo Bank credit agreement), and dividends and distributions paid of $5.9 million.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the SEC and in our press releases and webcasts.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning.  The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf.  Such factors include, but are not limited to:

•	our ability to renew leases as they expire or lease-up vacant space on favorable terms or at all;

•	our ability to close new investment transactions that we have in our pipeline;

•	our ability to make additional investments in a timely manner or on acceptable terms;

•
access to credit, credit market conditions and our ability to obtain long-term financing for our asset investments in a timely manner and on terms that are consistent with those we project when we invest in the asset;

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

These risks and uncertainties should be considered in evaluating any forward-looking statement we may make from time to time.  For a more detailed discussion of the risks affecting our business, any of which could cause our actual results to differ materially from those in the forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2012, including the section entitled “Risk Factors,” and any other reports or documents we file with the SEC from time to time. Any forward-looking statement speaks only as of its date.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section.  We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in the level of one or more market prices, rate indices or other market factors. We are exposed to market risk primarily from changes in interest rates, credit spreads, tenant credit ratings and equity prices. We may attempt to mitigate certain of these risks by entering into hedge and other risk management transactions. There can be no assurance, however, that such mitigation strategies will be completely or even partially successful. The level of our exposure to market risk is subject to factors beyond our control, including political risk (including terrorism), monetary and tax policy, general economic conditions and a variety of other associated risks.

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

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo Bank and KeyBank credit agreements, as well as the loan agreement with Bank of Oklahoma for the Tulsa, OK build-to-suit property, are currently our only floating rate borrowing facilities. Low market interest rates kept our borrowing cost on the credit agreements low during 2012 and through the first quarter of 2013, although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, the cost to obtain or refinance debt on our assets may rise, causing our expected spread on these assets to be reduced. We expect to enter into a fixed rate interest rate swap agreement to manage our exposure to interest rate fluctuations with respect to the loan agreement with Bank of Oklahoma.

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

Changes in credit spreads can have many of the same impacts on us as a change in interest rates, or principally:

•	increases in credit spreads can result in spread compression on investments we target and, thus, a slowing of our new investment pace;

•	increases in credit spreads can increase the cost to obtain or refinance debt on our assets, causing our expected spread on these assets to be reduced; and

•	increases in credit spreads can lower the value of our loans and securities as required yields on these assets increase.

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

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of March 31, 2013, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of March 31, 2013:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date			Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$25,393	$29,654	6.7%		Various		$29,387
Commercial mortgage-backed securities (2)	59,929	73,916	8.5%	2016	-	2028	59,929

Liabilities
Mortgage notes payable (4)	$1,020,207	$1,018,931	5.6%	2013	-	2030	$1,085,653
Credit agreements (3)	57,009	57,009	4.3%		2015		57,009
Secured term loan (4)	66,485	66,485	6.0%		2018		63,122
Convertible senior notes (5)	19,210	19,210	7.5%		2017		19,205
Other long-term debt (6)	30,930	30,930	7.7%		2036		26,757

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

Scheduled maturities of interest rate sensitive instruments as of March 31, 2013 are as follows:

	Expected Maturity Dates
	2013	2014	2015	2016	2017	Thereafter
	(in thousands, notional amounts)
Loans held for investment	$1,823	$1,108	$1,029	$918	$1,023	$23,753
Commercial mortgage-backed securities	1,223	4,174	4,779	8,894	4,817	50,028
Mortgages on real estate investments	68,579	184,074	269,765	278,404	86,461	131,648
Credit agreements	1,677	3,260	52,072	–	–	–
Secured term loan	8,310	12,851	11,862	12,516	7,680	13,267
Convertible senior notes	–	–	–	–	19,210	–
Other long-term debt	–	–	–	–	–	30,930

Notional amounts may differ from the carrying amounts reported on the Company’s Consolidated Balance Sheet.

The above table includes regularly scheduled principal amortization and balloon payments due to maturity on our debt obligations. See Note 9 in our consolidated financial statements included in this Form 10-Q.  During April 2013, we prepaid $55.4 million of mortgages on real estate investments scheduled to mature during 2013.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

See Item 1A of our Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 21, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to our repurchases of shares of our 8.125% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31	—	$—	—	3,447,182
February 1 through February 28	800,182	$25.20313	800,182	2,647,000
March 1 through March 31	—	$—	—	2,647,000
	800,182	$25.20313	800,182	2,647,000

(1)
During the three months ended March 31, 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase the full amount of our outstanding Series A Preferred Stock.  We expect to continue to fund those repurchases primarily through periodic sales of our 7.25% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”).  We expect any future sales of the Series C Preferred Stock to occur principally through our “at the market offering” program with MLV & Co. LLC.

(2)	During April 2013, we redeemed an additional 815,000 shares of our Series A Preferred Stock.

The following table sets forth certain information relating to our repurchases of shares of our common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 through January 31	—	$—	—	—
February 1 through February 28	—	$—	—	—
March 1 through March 31	186,832	$6.12	—	—
	186,832	$6.12	—	—

(1)
The repurchases represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock awards to employees.  The repurchases were not part of our previously announced common stock repurchase program, which has remaining authorization of approximately $13.3 million as of March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1
Articles Supplementary Establishing the Rights and Preferences of the 7.25% Series C Cumulative Redeemable Preferred Stock filed on January 18, 2013 with the Maryland State Department of Assessments and Taxation (incorporated by reference to Exhibit 3.3 of the registrant’s Form 8-A filed with the Securities and Exchange Commission on January 18, 2013)

3.2
Articles Supplementary with respect to the 7.25% Series C Cumulative Redeemable Preferred Stock filed on February 28, 2013 with the Maryland State Department of Assessments and Taxation (incorporated by reference to Exhibit 3 of the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2013)

3.3
Articles Supplementary with respect to the 7.25% Series C Cumulative Redeemable Preferred Stock filed on March 15, 2013 with the Maryland State Department of Assessments and Taxation (incorporated by reference to Exhibit 3 of the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.1
Second Amendment to First Amended and Restated Limited Partnership Agreement of Caplease, LP (incorporated by reference to Exhibit 10 of the registrant’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2013)

10.2
Third Amendment to First Amended and Restated Limited Partnership Agreement of Caplease, LP (incorporated by reference to Exhibit 10 of the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2013)

10.3
Fourth Amendment to First Amended and Restated Limited Partnership Agreement of Caplease, LP (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.4
At-The-Market Issuance Sales Agreement, dated as of March 15, 2013, between MLV & Co. LLC, the registrant and Caplease, LP (incorporated by reference to Exhibit 1.1 of the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2013)

10.5
First Amendment to Credit Agreement by and among Caplease, LP, PREFCO Dix-Neuf LLC, PREFCO Nineteen Limited Partnership, CLF Cane Run Member, LLC, CLF Cane Run Louisville, LLC, CLF Landmark Omaha LLC, CLF Dodge Omaha LLC, KDC Busch Boulevard LLC, CLF 555 N Daniels Way LLC, CLF Pulco One LLC, and CLF Pulco Two LLC, as Borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of April 16, 2013

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

CAPLEASE, INC.
Registrant

Date: May 8, 2013	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: May 8, 2013	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer