Form 10-Q
period 2013-06-30
CapLease, Inc.
filed 2013-08-07
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, there were 88,845,604 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

CapLease, Inc.

PART I.          FINANCIAL INFORMATION

Item 1.         Financial Statements

CapLease, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2013 (unaudited) and December 31, 2012

(Amounts in thousands, except share and per share amounts)	As Of June 30, 2013	As Of December 31, 2012
Assets
Real estate investments, net	$1,628,482	$1,541,416
Loans held for investment, net	24,061	26,972
Commercial mortgage-backed securities	58,859	62,318
Cash and cash equivalents	24,618	30,177
Other assets	86,000	89,560
Total Assets	$1,822,020	$1,750,443
Liabilities and Equity
Mortgages on real estate investments	$991,483	$1,012,075
Credit agreements	99,457	67,655
Secured term loan	63,045	72,417
Convertible senior notes	19,210	19,210
Other long-term debt	30,930	30,930
Total Debt Obligations	1,204,125	1,202,287
Intangible liabilities on real estate investments	32,887	33,032
Accounts payable and other liabilities	27,113	27,926
Dividends and distributions payable	10,138	8,826
Total Liabilities	1,274,263	1,272,071
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,832,000 and 3,447,182 shares issued and outstanding, respectively	39,363	79,776
Series B cumulative redeemable preferred, liquidation preference $25.00 per share, 2,941,073 shares issued and outstanding	71,665	71,665
Series C cumulative redeemable preferred, liquidation preference $25.00 per share, 1,700,000 and 0 shares issued and outstanding, respectively	39,689	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 88,845,604 and 73,658,045 shares issued and outstanding, respectively	888	737
Additional paid in capital	395,445	325,824
Accumulated other comprehensive loss	(297)	(666)
Total Stockholders' Equity	546,753	477,336
Non-controlling interest in consolidated subsidiaries	1,004	1,036
Total Equity	547,757	478,372
Total Liabilities and Equity	$1,822,020	$1,750,443

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2013	2012	2013	2012
Revenues:
Rental revenue	$37,237	$33,697	$72,536	$66,678
Interest income from loans and securities	1,481	2,091	3,392	4,106
Tenant reimbursements	6,249	3,556	12,239	7,387
Other revenue	159	352	311	511
Total revenues	45,126	39,696	88,478	78,682
Expenses:
Interest expense	16,210	16,965	32,507	33,943
Property expenses	9,266	6,615	18,340	13,032
Gain on derivatives	(5)	–	(5)	–
General and administrative expenses	3,170	2,863	6,313	5,851
General and administrative expenses-stock based compensation	995	907	1,770	1,611
Merger-related costs	2,421	–	2,421	–
Depreciation and amortization expense on real property	12,607	11,898	24,633	23,712
Other expenses	–	16	–	32
Total expenses	44,664	39,264	85,979	78,181
Other gains:
Gain on investment	–	–	–	709
Gain on extinguishment of debt, net	–	9,000	–	11,012
Total other gains	–	9,000	–	11,721
Income from continuing operations	462	9,432	2,499	12,222
Discontinued operations:
Loss from discontinued operations	–	(634)	–	(1,366)
Loss on investment	–	(15,229)	–	(15,229)
Total discontinued operations	–	(15,863)	–	(16,595)
Net income (loss) before non-controlling interest in consolidated subsidiaries	462	(6,431)	2,499	(4,373)
Non-controlling interest in consolidated subsidiaries	5	18	8	17
Net income (loss)	467	(6,413)	2,507	(4,356)
Dividends allocable to preferred shares	(3,254)	(2,453)	(6,791)	(4,081)
Net loss allocable to common stockholders	$(2,787)	$(8,866)	$(4,284)	$(8,437)

Income (loss) per common share, basic:
Income (loss) from continuing operations	$(0.03)	$0.11	$(0.05)	$0.12
Loss from discontinued operations	–	(0.24)	–	(0.25)
Net loss per common share, basic	$(0.03)	$(0.13)	$(0.05)	$(0.13)
Weighted average common shares outstanding, basic	87,975	66,767	82,111	66,540
Income (loss) per common share, diluted:
Income (loss) from continuing operations	$(0.03)	$0.11	$(0.05)	$0.12
Loss from discontinued operations	–	(0.24)	–	(0.25)
Net loss per common share, diluted	$(0.03)	$(0.13)	$(0.05)	$(0.13)
Weighted average common shares outstanding, diluted	88,104	66,767	82,240	66,540
Dividends declared per common share	$0.0775	$0.065	$0.155	$0.130
Dividends declared per preferred A share	$0.50781	$0.50781	$1.01563	$1.01563
Dividends declared per preferred B share	$0.52344	$0.50017	$1.04688	$0.50017
Dividends declared per preferred C share	$0.45313	$ –	$0.85590	$ –

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012

Net income (loss) before non-controlling interest in consolidated subsidiaries	$462	$(6,431)	$2,499	$(4,373)

Other comprehensive income (loss):
Change in fair value of securities available for sale	(126)	1,247	7	6,457
Change in fair value of derivatives	92	–	92	–
Reclassification of derivative items into earnings	131	(71)	265	(18)
Other comprehensive income	97	1,176	364	6,439
Comprehensive income (loss)	559	(5,255)	2,863	2,066
Comprehensive (income) loss attributable to non-controlling interests	(1)	11	(5)	(4)
Comprehensive income (loss) attributable to CapLease, Inc.	$558	$(5,244)	$2,858	$2,062

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(Unaudited)

(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2012	$151,441	$737	$325,824	$(666)	$–	$1,036	$478,372
Incentive stock plan compensation expense	–	–	1,770	–	–	–	1,770
Incentive stock plan grants issued and forfeited	–	3	(3)	–	–	–	–
Net income	–	–	–	–	2,507	–	2,507
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(8)	(8)
Issuance of common stock	–	150	86,373	–	–	–	86,523
Repurchase of common stock	–	(2)	(1,141)	–	–	–	(1,143)
Issuance of preferred stock	39,689	–	–	–		–	39,689
Repurchase of preferred stock	(40,413)	–	–	–		–	(40,413)
Dividends declared-preferred	–	–	(4,278)	–	(2,507)	–	(6,785)
Dividends declared-common	–	–	(13,100)	–	–	–	(13,100)
Distributions declared-operating partnership units	–	–	–	–	–	(24)	(24)
Increase in fair value of securities available for sale	–	–	–	7	–	–	7
Increase (decrease) in fair value of derivatives	–	–	–	92	–		92
Reclassification of derivative items into earnings	–	–	–	265	–	–	265
Realized gain on derivative (due to ineffectiveness)	–	–	–	5	–	–	5
Balance at June 30, 2013	$150,717	$888	$395,445	$(297)	–	$1,004	$547,757

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$2,507	$(4,356)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	24,413	24,315
Stock based compensation	1,770	1,611
Amortization of above and below market leases	(903)	(385)
Loss on investments	–	14,521
(Gain) on derivatives	(5)	–
(Gain) on extinguishment of debt, net	–	(11,012)
Non-controlling interest in consolidated subsidiaries	(8)	(17)
Straight-lining of rents	1,738	8,051
Amortization of discounts/premiums, and origination fees/costs, net	(255)	(227)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	1,455	1,129
Changes in operating assets and liabilities:
Other assets	3,854	(9,280)
Accounts payable and other liabilities	1,653	1,432
Deposits and escrows	1	1
Net cash provided by operating activities	36,220	25,783
Investing activities
Principal received from borrowers	2,996	3,804
Repayments of commercial mortgage-backed securities	3,636	2,912
Proceeds from sale of real estate investments	–	9,611
Purchases of real estate investments	(66,306)	(86,450)
Real estate improvements, additions and construction in progress	(17,294)	(12,586)
Leasing commission costs	(2,178)	(1,279)
Purchases of furniture, fixtures, equipment and leasehold improvements	(597)	(15)
Net cash used in investing activities	(79,743)	(84,003)
Financing activities
Borrowings from mortgages on real estate investments	14,806	39,900
Repayments of mortgages on real estate investments	(64,733)	(38,906)
Borrowings from credit agreements	43,000	53,056
Repayments on credit agreements	(11,199)	(59,339)
Repayments on secured term loan	(9,373)	(8,468)
Debt issuance costs	(598)	(2,422)
Common stock issued, net of offering costs	86,523	–
Common stock repurchased	(1,143)	–
Preferred stock issued, net of offering costs	39,689	48,317
Preferred stock repurchased	(40,413)	–
Distributions to non-controlling interest	(24)	(20)
Dividends paid on common and preferred stock	(18,571)	(11,903)
Net cash provided by financing activities	37,964	20,215
Net decrease in cash and cash equivalents	(5,559)	(38,005)
Cash and cash equivalents at beginning of period	30,177	71,160
Cash and cash equivalents at end of period	$24,618	$33,155

Supplemental disclosure of cash flow information
Cash paid for interest expense	$32,162	$33,557
Capitalized interest on development properties	568	–
Distributions declared but not paid	12	10
Dividends declared but not paid	10,126	6,968

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	$12,546	$6,725
Value of below-market leases acquired	933	–
Mortgage notes payable assumed on properties acquired	29,427	–
Mortgage note payable-notional amount repurchased	–	11,000

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

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

2.      Merger Agreement

On May 28, 2013, CapLease, and certain subsidiaries of CapLease, including the Operating Partnership, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Properties, Inc., a Maryland corporation (“ARCP”), ARC Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of ARCP (the “ARCP Operating Partnership”), and Safari Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of ARCP (“Merger Sub”). The Merger Agreement provides for (i) the merger of CapLease with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of ARCP, and (ii) the merger of the Operating Partnership with and into ARCP Operating Partnership, with ARCP Operating Partnership surviving (the “Partnership Merger” and, together with the Merger, the “Mergers”). The Board of Directors of CapLease has unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement, directed that the Merger and the other transactions contemplated by the Merger Agreement be submitted for consideration at a meeting of the holders of CapLease’s common stock, and resolved to recommend that the holders of CapLease common stock vote in favor of the Merger and the other transactions contemplated by the Merger Agreement.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of CapLease common stock, other than shares owned by ARCP, CapLease or any of their respective wholly owned subsidiaries, will be converted into the right to receive $8.50 in cash without interest (the “Common Merger Consideration”). Each outstanding share of CapLease preferred stock, other than shares owned by ARCP, CapLease or any of their respective wholly owned subsidiaries, will be converted into the right to receive an amount in cash, without interest, equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares up to, but excluding, the closing date of the Merger. The CapLease preferred stock consists of (i) 8.125% Series A Cumulative Redeemable Preferred Stock, (ii) 8.375% Series B Cumulative Redeemable Preferred Stock and (iii) 7.25% Series C Cumulative Redeemable Preferred Stock. In addition, in connection with the Partnership Merger, each outstanding unit of equity ownership of the Operating Partnership other than units owned by CapLease or any wholly owned subsidiary of CapLease will be converted into the right to receive $8.50 in cash, without interest.

The Merger Agreement provides that, immediately prior to the Effective Time, any outstanding shares of restricted stock held by any employee of the Company on the closing date of the Merger will become fully vested and will have the right to receive the Common Merger Consideration. The Merger Agreement also provides that, immediately prior to the Effective Time, any outstanding performance share unit awards held by any employee of the Company on the closing date of the Merger will become fully earned and settled as to 100% of the target number of shares of CapLease common stock, and all shares of CapLease common stock outstanding as a result of such settlement will have the right to receive the Common Merger Consideration.

Consummation of the Mergers is subject to various conditions, including, among other things, the approval by CapLease’s stockholders of the Merger, and the absence of any law, order or injunction prohibiting the consummation of the Mergers. Moreover, each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the Merger Agreement.

ARCP and CapLease have made certain customary representations and warranties to each other in the Merger Agreement. CapLease has also made certain covenants relating to the conduct of its business between the date of the Merger Agreement and the closing of the Merger and other matters, including the “go-shop” and “no-shop” covenants described below.

As permitted pursuant to the “go-shop” provisions of the Merger Agreement, CapLease conducted an extensive marketing process to solicit alternative acquisition proposals from third parties for a 40 day period beginning immediately upon execution of the Merger Agreement on May 28, 2013 (the “Go Shop Period”). During the Go Shop Period which expired on July 7, 2013 (the “No Shop Period Start Date”), CapLease was authorized to and with the assistance of its financial advisor, Wells Fargo Securities, LLC, did initiate, solicit and encourage alternative acquisition proposals from third parties, including by providing non-public information to a variety of third parties. However, such actions did not result in any alternative acquisition proposals. Starting on the No Shop Period Start Date, the Go Shop Period expired and CapLease became subject to customary “no-shop” covenants which prohibit CapLease from soliciting alternative acquisition proposals from third parties, but permit it to respond to any unsolicited alternative acquisition proposal that meets certain conditions.

The Merger Agreement also includes certain termination rights for both ARCP and CapLease and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, CapLease may be required to pay ARCP a termination fee of $21,000 and reimburse ARCP’s transaction expenses in an amount equal to $4,000.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

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

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 8 below. The Company did not recognize any impairment losses on long-lived assets during the six months ended June 30, 2013. The Company did not recognize any impairment losses on long-lived assets during the six months ended June 30, 2012, although it did recognize a loss on sale of one real property during the quarter ended June 30, 2012. See Note 7.

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

The Company is required under GAAP to allocate the purchase price of rental real estate acquired to the following based on estimated fair values on the acquisition date:

●	acquired tangible assets, consisting of land, building and improvements; and

●	identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases and tenant relationships.

The fair value of tangible and intangible assets acquired is considered to be a Level 3 input in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 8 below. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence activities and other market data, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant (the “dark value”).

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through June 30, 2013, the Company has assigned no value to tenant relationships on any of its acquisitions.

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at lower of cost or estimated fair value. The Company did not sell any of its loan investments during the six months ended June 30, 2013, and, as of June 30, 2013, the Company has not classified any of its loans as held for sale. The Company also did not sell any of its loan investments during the six months ended June 30, 2012.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

The Company evaluates its loan investments for possible impairment on a quarterly basis. The Company’s impairment analysis includes both a general reserve component and an asset-specific component. The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries. These estimates are highly subjective and could differ materially from actual results. As of June 30, 2013, the Company has a general loan loss reserve of $500. See Note 5.

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan. Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent. Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt. These estimates are highly subjective and could differ materially from actual results. The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it. As of June 30, 2013, the Company did not have any asset-specific loan loss reserves.

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the six months ended June 30, 2013. The Company also had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the six months ended June 30, 2012.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

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

Risk Management Transactions

The Company may enter into risk management transactions as part of its overall portfolio financing strategy. These transactions are intended to manage the Company’s exposure to changes in interest rates associated with its present or expected future debt obligations. As of June 30, 2013, the Company was party to a single risk management transaction to manage its exposure to changes in interest rates under the loan agreement with Bank of Oklahoma which is a floating rate borrowing facility. See Note 13. The Company accounts for the interest rate swap agreement in accordance with FASB ASC Topic 815, Derivatives and Hedging (“Topic 815”). In accordance with Topic 815, the agreement is carried on the Company’s Consolidated Balance Sheets at its fair value, as an asset if fair value is positive, or as a liability if fair value is negative. Since the interest rate swap is designated as a cash flow hedge, the effective portion of the interest rate swap’s change in fair value is reported as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheets; the ineffective portion, if any, is recognized directly in earnings. The fixed rate interest rate payments that the Company makes pursuant to the swap agreement are recognized as a component of interest expense on the Company’s Consolidated Statements of Operations.

The Company has been party to other risk management transactions in the past and these transactions continue to impact the Company’s current results through amortization of the effective portion under GAAP of the realized gains and losses on these transactions into interest expense on the Company’s Consolidated Statements of Operations. See Note 13.

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

June 30, 2013 (unaudited)

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. For the 2013 periods, the Company’s computation of diluted EPS includes 128,900 shares of common stock, which represents the target number of shares of common stock associated with outstanding performance share unit awards. As described in Note 2 above, the performance share unit awards will become fully earned and settled as to 100% of the target number of shares of common stock on the closing date of the Merger, and all such settled shares will have the right to receive the Common Merger Consideration. The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive. The number of weighted average common shares not included was 1,697,595 for each of the three and six months ended June 30, 2013, and 3,093,759 for each of the three and six months ended June 30, 2012.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

The following summarizes the Company’s EPS computations for the three and six months ended June 30, 2013 and June 30, 2012 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net loss allocable to common stockholders	$(2,787)	$(8,866)	$(4,284)	$(8,437)
Weighted average number of common shares outstanding, basic	87,975	66,767	82,111	66,540
Weighted average number of common shares outstanding, diluted	88,104	66,767	82,240	66,540
Net loss per share, basic	$(0.03)	$(0.13)	$(0.05)	$(0.13)
Net loss per share, diluted	$(0.03)	$(0.13)	$(0.05)	$(0.13)
Non-vested shares included in weighted average number of shares outstanding above	1,137	1,571	1,137	1,571

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

June 30, 2013 (unaudited)

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

In July 2012, the FASB issued new accounting guidance ASU 2012-02, Intangibles – Goodwill and Other (Topic 250): Testing Indefinite-Lived Intangible Assets for Impairment, which amends various sections of ASC 350. The amendments update guidance with respect to annual impairment testing of indefinite-lived intangible assets. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company’s adoption of this ASU for the reporting period ended March 31, 2013, as required, did not have a material effect on the Company’s consolidated financial statements.

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

4.      Real Estate Investments

Real estate held for investment and related intangible liabilities consisted of the following at June 30, 2013 and December 31, 2012:

	Jun 30, 2013	Dec 31, 2012
	Unaudited
Real estate investments:
Land	$235,282	$219,059
Building and improvements	1,543,880	1,410,767
Construction in progress, land	1,875	5,635
Construction in progress, building and improvements	486	47,113
Intangible assets	183,939	171,393
Less: Accumulated depreciation and amortization	(336,980)	(312,551)
Real estate investments, net	$1,628,482	$1,541,416
Intangible liabilities on real estate investments:
Intangible liabilities	$46,884	$47,908
Less: Accumulated amortization	(13,997)	(14,876)
Intangible liabilities on real estate investments, net	$32,887	$33,032

During the quarter ended June 30, 2013, the Company acquired the following properties:

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
May	Teva Pharmaceuticals Industries Limited	41 Moores Road, Malvern, PA	$49,650	October 2022	187,653
June	Con-Way Freight, Inc. (1)	2211 Old Earhart Road, Ann Arbor, MI	43,900	May 2023	196,057

________________

(1)	As of June 30, 2013, approximately 22% of the property was leased to six other tenants.

In addition to the above properties acquired during the quarter, the Company also agreed to construct a distribution warehouse for a large private company tenant and in connection with such build-to-suit agreement, purchased the land on which the warehouse is being constructed. The Company also substantially completed the construction of the warehouse for Vitamin Shoppe Inc. during the quarter ended June 30, 2013. A summary of the Company’s build-to-suit projects, including their status as of June 30, 2013, is included below.

Lease Extension

During the six months ended June 30, 2013, Bob’s Stores, LLC, the sole tenant at the Company’s 88,420 square foot retail property located in Randolph, Massachusetts, exercised its right to extend the lease for five additional years, until January 31, 2019. The lease extension commences February 1, 2014 and the rental rate is $9.76 per square foot. The tenant’s obligations under the foregoing lease are guaranteed by various subsidiaries of CVS Caremark Corporation.

Development Activities

During June 2013, the Company entered into an agreement to construct a distribution warehouse on a build-to-suit basis for a large private company tenant. The new build-to-suit project has an estimated total investment of $22,033. Construction activity and funding of the project commenced during the second quarter of 2013. The Company will fund all of the project costs from cash on hand and other sources of available liquidity.

During August 2012, the Company entered into an agreement to construct a distribution warehouse on a build-to-suit basis for Vitamin Shoppe Industries, Inc. with an estimated total investment of $21,698. Construction activity and funding of the project commenced during the third quarter of 2012, and was substantially completed during the quarter ended June 30, 2013. During the quarter ended June 30, 2013, the Company’s investment in the Vitamin Shoppe project was transferred from construction in progress to (i) land and (ii) buildings and improvements.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

The table below details the Company’s investment in the June 2013 development project as of June 30, 2013. The information included in the table below represents management’s estimates and expectations at June 30, 2013 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)	Investment through 6/30/13	Estimated Remaining Investment	Estimated Total Investment	Estimated Completion Date
Columbia, SC	Large private company	Warehouse	450,000	10.5(1)	$2,674	$19,359	$22,033	Q1 2014

(1)	The lease is in force and rent and the 10.5 year lease term will commence upon substantial completion of the building.

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue is recorded on the Company’s Consolidated Balance Sheet through accrued rental income and deferred rental income. Amounts for accrued rental income and deferred rental income as of June 30, 2013 and December 31, 2012, were as follows:

	Jun 30, 2013	Dec 31, 2012
	Unaudited
Accrued Rental Income	$33,405	$35,144
Deferred Rental Income	-	-

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. See Note 9.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and six months ended June 30, 2013 and June 30, 2012, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Depreciation on real estate (included in depreciation and amortization expense)	$9,459	$8,252	$18,454	$16,356
Amortization of in-place leases (included in depreciation and amortization expense)	2,928	3,555	5,800	7,174
Amortization of above-market leases (included as a reduction of rental revenue)	99	348	176	708
Amortization of below-market leases (included as an increase to rental revenue)	532	547	1,079	1,093

As of June 30, 2013, the Company’s weighted average amortization period on intangible assets was 7.7 years, and the weighted average amortization period on intangible liabilities was 24.6 years.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of June 30, 2013, was as follows:

	Intangible Assets	Intangible Liabilities
6 months ending December 31, 2013	$6,120	$1,024
2014	12,239	2,048
2015	11,580	1,772
2016	9,994	1,707
2017	7,284	1,525
Thereafter	27,281	24,812
Total	$74,496	$32,887

Owned Property Investment and Financing Strategy

Nearly all of the Company’s owned properties are subject to financing and have been pledged as collateral to the Company’s lender that has provided the applicable financing. Many of these properties are owned and financed on a long-term basis with fixed rate, non-recourse debt. Each property is owned through a separate and distinct special purpose entity, or SPE, with the property and the related lease or leases on the property generally representing the sole assets of the SPE and the sole collateral available to the Company’s lender in the event the Company defaults on the debt that finances the property. Also see Note 10. Certain of the Company’s owned properties are pledged to Wells Fargo Bank, N.A., as lender under the revolving credit agreement described at Note 10, to secure the Company’s borrowings from time to time outstanding thereunder. These properties are otherwise unencumbered and the related debt can be repaid and the lender’s lien released at any time without payment of a penalty or premium to the lender.

5.      Loans Held for Investment

Loans held for investment at June 30, 2013 and December 31, 2012, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of June 30, 2013, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of June 30, 2013, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Jun 30, 2013	Dec 31, 2012
	Unaudited
Principal	$28,350	$31,329
Discount	(3,732)	(3,797)
Cost basis	24,618	27,532
Allowance for loan losses	(500)	(500)
Carrying amount of loans	24,118	27,032
Deferred origination fees, net	(57)	(60)
Total	$24,061	$26,972

As of June 30, 2013, the Company’s loan investments carried interest rates ranging from 5.28% to 7.24%. As of December 31, 2012, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%. During May 2013, the mortgage loan on the property in Wilmington, DE leased to Hercules Incorporated matured and was paid in full. At June 30, 2013 and December 31, 2012, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.6% and 6.9%, respectively.

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

June 30, 2013 (unaudited)

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1)	6/30/13	12/31/12
	(unaudited)
Investment grade rating of A- or A3 and above	$5,264	$5,301
Investment grade rating of below A- or A3	19,354	19,761
Non-investment grade rating	-	2,470
General loan loss reserve	(500)	(500)
	$24,118	$27,032

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from S&P or equivalent rating if rated only by Moody's.

As of June 30, 2013, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio. The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

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

6.      Commercial Mortgage-Backed Securities

As of June 30, 2013, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at each of June 30, 2013 and December 31, 2012 follows:

	Face Amount (1)		Cost Basis		Fair Value
Description	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
	Unaudited		Unaudited		Unaudited
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B-)	$22,286	$23,487	$22,520	$23,741	$20,412	$21,675
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	15,876	16,216	15,876	16,216	17,391	18,689
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	5,687	6,546	5,747	6,616	6,386	7,534
BACM 2006-4, Class H (rated D)	4,000	4,000	–	–	60	60
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	745	714	663	625	663	625
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	1,137	1,090	990	933	991	935
CALFS 1997-CTL1, Class D (rated B-)	1,735	2,550	1,735	2,550	1,631	2,423
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,424	7,321	7,144	5,954
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	166	362	1,021	1,213
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	3,250	3,474	3,250	3,474	3,159	3,210
Total	$73,006	$76,368	$58,371	$61,838	$58,859	$62,318

(1)	Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of June 30, 2013.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

The Company evaluated each of its securities for other-than-temporary impairment at June 30, 2013, and determined that no other-than-temporary impairment charges on its securities were appropriate.

Unrealized gains and losses on securities at June 30, 2013 and December 31, 2012, included as a component of Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following, and did not include any other-than-temporary impairment charges:

	Jun 30, 2013	Dec 31, 2012
	Unaudited
Unrealized gains on securities available for sale	$3,069	$4,304
Unrealized losses on securities available for sale	(2,582)	(3,824)

The following table summarizes the Company’s securities in an unrealized loss position as of June 30, 2013.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more consecutive months	$32,346	$2,582	4

Credit ratings on the 4 securities in a continuous unrealized loss position for more than 12 months as of June 30, 2013, range from AAA to B- with a weighted average of B and those securities have a weighted average maturity of approximately 6.0 years. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of June 30, 2013.

At June 30, 2013 and December 31, 2012, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.6% and 8.4%, respectively.

7.      Assets Sold and Discontinued Operations

Six Months Ended June 30, 2013

The Company did not sell any assets during the six months ended June 30, 2013, and has not classified any assets as held for sale as of June 30, 2013.

Six Months Ended June 30, 2012

The Company sold one investment during the six months ended June 30, 2012. During June 2012, the Company sold the vacant Johnston, Rhode Island property to the former tenant at the building. As part of the sale, the Company also settled its litigation with the former tenant regarding its end-of-lease surrender obligations. The Company sold the property for a cash purchase price of $9,750, before transactions expenses. The Company recognized a loss on such sale during the quarter ended June 30, 2012, of $15,229. The loss is included as a component of discontinued operations under the caption “Loss on investments” on the Company’s Consolidated Statement of Operations. The operating results of the sold property have been reclassified as a component of discontinued operations for all periods presented.

8.      Fair Value

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

June 30, 2013 (unaudited)

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and other liabilities, and dividends and distributions payable approximate their carrying values due to the short-term maturities of these items.

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at June 30, 2013 and December 31, 2012, are as follows:

		Carrying Amount		Notional Amount		Estimated Fair Value
		6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Assets:		Unaudited		Unaudited		Unaudited
	Loans held for investment	$24,118	$27,032	$28,350	$31,329	$26,605	$31,303
	Commercial mortgage-backed securities	58,859	62,318	73,006	76,368	58,859	62,318
	Derivative assets	97	–	31,000	–	97	–
Liabilities:
	Mortgages on real estate investments	$991,483	$1,012,075	$990,442	$1,010,754	$1,037,984	$1,072,963
	Credit agreements	99,457	67,655	99,457	67,655	99,457	67,655
	Secured term loan	63,045	72,417	63,045	72,417	63,266	68,750
	Convertible senior notes	19,210	19,210	19,210	19,210	19,204	19,202
	Other long-term debt	30,930	30,930	30,930	30,930	26,754	29,736

The fair values indicated above are indicative of the interest rate and credit spread environment as of June 30, 2013 and December 31, 2012, respectively, and may not take into consideration the effects of subsequent changes in interest rates, credit spreads and ratings of the underlying tenants on the related leases. The methodologies used and key assumptions made to estimate fair values are as follows:

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

The guidance applies principally to the Company’s securities investments, all of which are classified as available for sale for accounting purposes and, as such, are measured at fair value on a recurring basis on the Company’s financial statements. The guidance also applies to the Company’s derivative transactions which, as of June 30, 2013, comprised a single interest rate swap transaction that the Company entered into during the quarter ended June 30, 2013. See Note 13.

FASB ASC 820 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date.

As of June 30, 2013, the Company has not classified any of its securities or its one outstanding derivative transaction as Level 1.

●

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

As of June 30, 2013, the Company has classified three securities in total as Level 2: two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant) and its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

The majority of the inputs used to estimate the fair value of the Company’s derivatives fall within Level 2 of the fair value hierarchy. The Company does utilize credit valuation adjustments in estimating the fair value of derivatives, and such credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. Therefore, the Company has also classified its one outstanding derivative transaction as of June 30, 2013, as Level 2 in the fair value hierarchy.

●

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions.

As of June 30, 2013, the Company has classified all of its securities that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. The valuation technique utilized by management is a discounted cash flow analysis. Management evaluates a variety of inputs to estimate the applicable discount rate. The primary inputs evaluated by management in estimating the discount rate are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class. As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect transactions in inactive markets. Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

The table below presents the fair value of the Company’s securities investments and the fair value of the outstanding derivative transaction as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30,2013
Assets
Securities available for sale	$–	$23,838	$35,021	$58,859
Derivative assets	–	97	–	97

A 50 basis point (or 0.50%) change in the discount rate utilized to estimate fair value would result in a change in the fair value of securities that are classified as Level 3 of approximately $731 as of June 30, 2013.

The following table summarizes the change in the fair value for Level 3 items for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30,		Six months ended June 30,
Securities available for sale	2013	2012	2013	2012
Beginning balance	$34,722	$37,077	$36,034	$32,829
Gains (losses) included in net income (loss):
Included in interest income	102	90	180	156
Gains (losses) included in other comprehensive income	1,073	496	1,244	6,169
Purchases, sales, issuances and settlements (net)	(876)	(417)	(2,437)	(1,908)
Transfers in (out) of Level 3	–	–	–	–
Ending balance	$35,021	$37,246	$35,021	$37,246

9.      Other Assets

Other assets as of June 30, 2013 and December 31, 2012, consisted of the following:

	Jun 30, 2013	Dec 31, 2012
	Unaudited
Receivables and accrued interest	$10,053	$8,713
Prepaid expenses and deposits	1,418	1,798
Mortgage lender reserve accounts	25,707	30,758
Restricted cash	302	413
Amounts held by servicer	1,330	932
Derivative assets	97	-
Accrued rental income	33,405	35,144
Debt issuance costs, net	5,474	5,775
Deferred leasing costs, net	6,497	4,699
Investment in statutory trust	930	930
Other	787	398
Total	$86,000	$89,560

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

June 30, 2013 (unaudited)

10.    Debt Obligations

Credit Agreements

Credit Agreement with Wells Fargo Bank, N.A.

During June 2012, the Company entered into a senior secured revolving credit agreement with Wells Fargo Bank, N.A. The agreement authorizes the Company to borrow up to $100,000 from time to time from Wells Fargo Bank. This credit agreement is the Company’s primary short-term borrowing facility.

During June 2013, the Company entered into an amendment to the credit agreement with Wells Fargo Bank. The amendment temporarily increases the Company’s aggregate borrowing capacity under the revolving credit agreement to up to $150,000 (from up to $100,000). The additional $50,000 in aggregate borrowing capacity will remain available to the Company for a period of six months until December 21, 2013, provided that the Company may extend the increased capacity for an additional six months until June 21, 2014, subject to the payment of an extension fee and the satisfaction of certain other routine conditions.

The credit agreement with Wells Fargo is for a three year term scheduled to mature on June 28, 2015, although the Company has an option to extend the term for one additional year subject to the payment of an extension fee and the satisfaction of certain other routine conditions. The Company is obligated to pay interest on its borrowings pursuant to the agreement at a floating rate of LIBOR plus 275 basis points. The Company may select a one month, three month or six month interest period for its LIBOR-based borrowings.

As of June 30, 2013, the collateral pool consisted of 19 real properties: the 11 Kroger grocery store properties the Company owns located in GA, TN and KY, the two multi-tenant properties the Company owns in Omaha, NE, the property the Company owns in Columbus, OH leased to Abbott Laboratories, the property the Company owns in Bloomington, IN leased to Baxter International, Inc., the property the Company owns in Louisville, KY leased to Michelin North America, Inc., the two properties the Company owns in Englewood, CO (one leased to Comcast Corporation and the other to Pulte Mortgage LLC) and the property the Company owns in Plano, TX leased to Capital One Financial Corporation. Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value. The Company is authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and the Company has done so and expects to continue to do so as it adds additional real estate properties and as mortgage debt matures on properties the Company currently owns. The Company is also authorized to remove assets provided it repays any associated borrowings at par.

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

●

Maximum Leverage: The Company’s total indebtedness divided by the capitalized value of its portfolio based on an 8.0% capitalization rate may not exceed 77% initially and declining to 70% over the agreement term.

●

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

June 30, 2013 (unaudited)

●

Minimum Debt Yield: The Company’s total net operating income (as defined in the credit agreement) divided by total liabilities may not be less than 9% initially increasing to 9.75% over the agreement term. For this purpose, total net operating income includes interest income on the Company’s loans and securities and rental revenues are adjusted to remove the impact of straight-line rents.

●	Minimum Interest Coverage Ratio: The Company’s adjusted EBITDA divided by interest expense may not be less than 140% initially increasing to 150% over the agreement term.

●

Minimum Tangible Net Worth: The Company’s tangible net worth (basically stockholders’ equity before accumulated depreciation and amortization) may not be less than 85% of such tangible net worth as of June 29, 2012 plus 80% of net proceeds of any future equity issuances.

●

Maximum Dividends: Cash dividends to CapLease shareholders may not exceed the greater of (i) the amount required to maintain REIT status and avoid the payment of income or excise tax and (ii) 95% of adjusted funds from operations (as defined in the credit agreement). For this purpose, funds from operations excludes non-recurring gains and losses.

As of June 30, 2013, the Company was in compliance with the above financial covenants.

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

As of June 30, 2013, the Company was in compliance with the financial covenants under the KeyBank credit agreement.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

Borrowings and collateral carry values related to the Company’s credit agreements as of June 30, 2013 and December 31, 2012, were as follows:

	At June 30, 2013		At December 31, 2012
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
Wells Fargo Bank Credit Agreement	Unaudited	Unaudited
Owned properties	$91,000	$179,210	$58,056	$133,530
KeyBank Credit Agreement
Loans held for investment	1,443	2,193	1,414	2,277
Intercompany mortgage loans on CapLease properties	5,277	8,023	6,410	9,765
Commercial mortgage-backed securities	1,737	3,159	1,776	3,210
Total	$99,457	$192,585	$67,656	$148,782

For the three and six months ended June 30, 2013 and June 30, 2012, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted average effective financing rate	3.9%	4.2%	4.2%	4.1%
One-Month LIBOR rate	0.20%	0.24%	0.20%	0.26%

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed many of its owned real properties with first mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Jun 30, 2013		Dec 31, 2012
Property Description	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date
	Unaudited	Unaudited
Abbott Laboratories, Waukegan, IL	$13,854	$13,854	$14,056	$14,056	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	19,002	19,002	19,156	19,156	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,230	20,230	20,394	20,394	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	15,871	16,134	15,977	16,284	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	56,537	56,537	57,522	57,522	5.23%	5.8%	Nov 2014
AT&T Services, Inc./MetroPCS Communications, Inc., Richardson, TX	20,385	20,385	20,546	20,546	4.60%	4.8%	Jun 2022
Becton, Dickinson and Company, San Antonio, TX	10,000	10,000	–	–	3.95%	4.2%	Apr 2023
Breinigsville, PA (Nestle); Fort Wayne, IN (Vacant); and Lathrop, CA (Del Monte)	105,287	105,287	105,305	105,305	6.32%	6.8%	Feb 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.6%	May 2017
Cadbury Holdings Limited, Whippany, NJ	31,473	31,473	31,848	31,848	5.26%	5.3%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ	967	967	1,227	1,227	5.26%	6.5%	Mar 2015
Capital One Financial Corporation, Plano, TX	–	–	18,767	18,767	5.24%	5.3%	N/A
Choice Hotels International, Inc., Silver Spring, MD	–	–	25,189	25,189	5.30%	5.3%	N/A
Cimarex Energy Company, Tulsa, OK	22,493	22,493	17,688	17,688	LIBOR+275	Floats	Jul 2018
Con-Way Freight, Inc. , Ann Arbor, MI	29,616	29,427	–	–	4.00%	4.1%	Sep 2022
Cooper Tire & Rubber Company, Franklin, IN	17,177	17,177	17,355	17,355	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.8%	Feb 2017
Crozer-Keystone Health System, Ridley Park, PA	2,501	2,501	2,662	2,662	5.40%	6.0%	Apr 2019
CVS Caremark Corporation, Randolph, MA	7,104	7,104	7,275	7,275	5.40%	6.4%	Jan 2014
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	38,583	38,583	39,014	39,014	5.33%	5.4%	Jun 2015
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	1,824	1,824	2,233	2,233	5.33%	6.4%	Jun 2015
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.9%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,350	29,350	29,538	29,538	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	25,842	25,678	26,128	25,947	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,465	13,465	13,588	13,588	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	40,354	40,354	40,681	40,681	5.10%	5.4%	Jul 2015
Lowes Companies, Inc., New Orleans, LA	8,189	8,773	8,330	8,938	5.57%	4.8%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	7,325	7,708	7,454	7,854	5.32%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	413	454	420	462	5.93%	4.8%	Aug 2030
Omnicom Group, Inc., Irving, TX	–	–	12,144	12,144	5.24%	5.3%	N/A
Pearson Plc., Lawrence, KS	15,291	15,291	15,404	15,404	5.84%	6.0%	May 2016
Praxair, Inc., The Woodlands, TX	22,440	22,440	22,440	22,440	3.70%	3.9%	Aug 2022
Tiffany & Co., Parsippany, NJ	56,215	56,215	56,655	56,655	5.33%	5.3%	Oct 2015
Time Warner Cable Enterprises LLC, Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	1,877	1,877	1,991	1,991	6.18%	6.8%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	1,614	1,614	1,910	1,910	5.83%	6.8%	Dec 2015
TJX Companies, Inc., Philadelphia, PA	67,726	67,726	68,118	68,118	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,376	10,376	10,456	10,456	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,660	10,660	10,751	10,751	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	17,559	17,559	18,180	18,180	3.23%	3.8%	Mar 2023
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	17,794	17,794	17,946	17,946	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	55,425	55,425	56,281	56,281	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,090	5,090	5,134	5,134	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	3,000	3,048	3,367	3,428	7.30%	6.4%	Apr 2016
Walgreen Co., Portsmouth, VA	2,214	2,289	2,306	2,390	7.20%	6.2%	Jul 2018
WorleyParsons Limited, Houston, TX	19,525	19,525	19,525	19,525	4.00%	4.3%	Jan 2023
Total	$990,442	$991,483	$1,010,754	$1,012,075

(1)	The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

During August 2012, the Company extended the mortgage debt on the Breinigsville, PA, Lathrop, CA and Fort Wayne, IN properties for up to five years inclusive of one 18-month extension option and two one year extension options. The face amount of the note and the note coupon of 6.32% were not modified by the extension. Pursuant to the extension option provisions of the note, the Company may not extend the loan maturity date beyond August 2015 unless it has fully leased the Fort Wayne, IN property. The extension option rights if exercised also require the Company to make the following principal payments on the note:

●	$7,500 during the first extension option term;

●	$7,500 during the second extension option term; and

●	$5,000 during the third extension option term.

Since the terms of the extended loan are deemed for financial accounting purposes to be not substantially different to the original loan, the Company accounted for the extension as a modification on its financial statements. See “Deferred Fees and Costs” under Note 3 above. Total transaction costs incurred in connection with the extension were $1,626, including $710 of fees paid to the lender to obtain the extension and expenses paid on the lender’s behalf which were added to debt issuance costs for the loan and increase the Company’s effective financing rate of the loan. The remaining $916 of advisory costs related to the extension were charged to earnings during the quarter ended September 30, 2012.

The mortgage notes in the above table are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 4 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,598,903 at June 30, 2013, and $1,627,788 at December 31, 2012.

The Company has classified its loan agreement related to the Cimarex Energy Co. property in Tulsa, OK as a component of “Mortgages on real estate investments” on the Company’s Consolidated Balance Sheet. The Company entered into the loan agreement with Bank of Oklahoma during July 2011, to initially provide construction financing of approximately one-half of the project costs related to the development of the property and subsequently, upon completion of construction, provide term financing of the Company’s investment in the property. During the construction period, interest only was payable by the Company to the lender each month at a rate equal to the prevailing one month LIBOR rate plus 300 basis points (subject to a 4.00% floor).

During the quarter ended June 30, 2013, the construction loan was converted to a floating rate term loan bearing interest calculated monthly at a rate equal to the one month LIBOR rate plus 275 basis points and maturing in July 2018. During the term loan period, in addition to monthly payments of interest, the Company is also obligated to pay principal to the lender based on a 25-year amortization period. Final funding of the loan which will increase the outstanding principal balance of the loan to $31,000 is expected to occur during the third quarter of 2013. Subject to customary non-recourse exceptions, the lender’s recourse in the event of a default of the loan is limited to the property and the other assets of the Company’s joint venture entity that owns the property.

Also during the quarter ended June 30, 2013, the Company entered into a swap agreement with Bank of Oklahoma related to the debt on the Cimarex property. The swap agreement is structured to fix the interest rate payable on the Company’s borrowings under the loan agreement with Bank of Oklahoma at 4.10% annually during the full five year term loan period. See Note 13.

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

June 30, 2013 (unaudited)

The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The Company’s effective financing rate on the loan is approximately 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to the Company, subject to limited non-recourse exceptions.

Amounts related to the secured term loan as of June 30, 2013, were as follows:

		Collateral
	Borrowings	Carry Value
Loans held for investment	$14,532	$20,512
Intercompany mortgage loans on CapLease properties	12,899	24,849
Commercial mortgage-backed securities	35,614	45,880
Total	$63,045	$91,241

Convertible Senior Notes

During October 2007, CapLease issued $75,000 principal amount of 7.50% convertible senior notes due 2027. As of June 30, 2013, CapLease had $19,210 principal amount of convertible senior notes outstanding. The notes represent general unsecured recourse obligations of CapLease and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated.

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

The Company recorded interest expense on the convertible senior notes for the three and six months ended June 30, 2013 and June 30, 2012 as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Interest expense paid or accrued at stated interest rate of 7.5%	$357	$650	$715	$1,305
Convertible senior notes issuance costs expensed as a component of interest expense	-	59	1	113
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	-	164	-	321
Total convertible senior notes interest expense	$357	$873	$716	$1,739

For financial accounting purposes and because the notes may be converted into equity in the future, the Company was required to bifurcate the proceeds from the original issuance of the notes between a liability component and an equity component and record interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue. The liability component was initially recorded at a discount from the principal amount of the notes and was subsequently accreted back to the principal amount over the expected useful life of the notes as interest expense at the estimated nonconvertible debt borrowing rate was recorded. As of the initial put date of October 1, 2012, the liability component of the notes had accreted back to the full principal amount of the notes and, therefore, during the three and six months ended June 30, 2013, the Company was no longer recording interest expense beyond the stated interest rate on the notes.

The carry value of the equity component of the convertible senior notes was $6,189 at each of June 30, 2013 and December 31, 2012, and is included as a component of “Additional paid in capital” on the Company’s Consolidated Balance Sheet.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

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

The conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to a conversion price of approximately $11.32 per share. As of June 30, 2013, the if-converted value of the convertible senior notes is less than the principal amount of the notes. The conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

The convertible senior notes are convertible into CapLease common stock at the option of the holders in connection with the closing of the Merger described in Note 2 above.

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

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of June 30, 2013, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
6 months ending December 31, 2013	$15,112	$ –	$15,112
2014	35,057	165,666	200,723
2015	28,886	348,373	377,259
2016	18,886	272,614	291,500
2017	13,237	100,721	113,958
Thereafter	36,361	168,171	204,532
Total	$147,539	$1,055,545	$1,203,084

11.    Gain (loss) on extinguishment of debt

The Company had no gain or loss on extinguishment of debt during the six months ended June 30, 2013.

The Company had net gain on extinguishment of debt of $11,012 during the six months ended June 30, 2012, primarily comprised of $9,000 of gain on the repurchase for $2,000 (including transaction costs) of an $11,000 first mortgage note on certain Company owned properties.

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

The net gain on debt extinguishment for the 2012 periods is included as a component of “Other gains” under the caption “Gain (loss) on extinguishment of debt, net” in the Company’s Consolidated Statements of Operations.

12.    Accounts payable and other liabilities

Accounts payable and other liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	Jun 30, 2013	Dec 31, 2012
	Unaudited
Accounts payable and other liabilities	$11,640	$13,045
Accrued interest	4,364	4,499
Accrued expenses	5,783	5,460
Unearned rental income	5,326	4,922
Total	$27,113	$27,926

13.    Risk Management Transactions

As part of its financing strategy, the Company may use interest rate swap transactions to manage its exposure to changes in interest rates associated with its present or expected future debt obligations. During the first three months of 2013 and all of 2012, the Company had no open interest rate swap positions.

During the second quarter of 2013, the Company entered into a single swap agreement with Bank of Oklahoma related to the financing of the Cimarex Energy property in Tulsa, OK. Pursuant to the agreement, the Company agreed to make fixed rate interest payments to the Bank of Oklahoma at an annual rate of 4.10% on a notional amount of debt expected to match the principal amount outstanding under the loan agreement with Bank of Oklahoma. Also pursuant to the swap, the Bank of Oklahoma agreed to make floating rate interest payments to the Company on an equivalent notional amount at the one month LIBOR rate plus 275 basis points. The initial notional amount was $31,000.

The Company entered into the interest rate swap agreement described above for risk management purposes. The Company’s objective in entering into the interest rate swap agreement is to manage its exposure to interest rate movements on its loan agreement with Bank of Oklahoma. The Company’s strategy for the swap is to fix at an attractive rate the amount of interest expense the Company pays on the outstanding debt.

The interest rate swap is designated as a cash flow hedge under Topic 815. Accordingly, the effective portion of changes in the fair value of the swap are recorded as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheets, and the ineffective portion, if any, is recognized directly in earnings. See Note 3 under the heading “Risk Management Transactions.”

As of June 30, 2013, the Company had one outstanding interest rate swap transaction. The swap is classified as part of “Other assets” on the Company’s Consolidated Balance Sheet with a fair value of $97. $92 of the unrealized gain on the swap during the quarter ended June 30, 2013 was deemed effective and, therefore, deferred in Other Comprehensive Income (Loss). See Note 17. The remaining $5 fair value adjustment was classified as hedge ineffectiveness and reclassified as “Gain on derivatives” on the Company’s Consolidated Statement of Operations during the three and six months ended June 30, 2013. The hedge ineffectiveness was driven by a change in the funding schedule of the Company’s borrowings from the Bank of Oklahoma.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

As of June 30, 2013, the Company had $876 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. These losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense over the term of the related debt. Within the next twelve months, the Company estimates that $521 of realized losses on derivatives will be reclassified to earnings.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

14.    Commitments and Contingencies

The Company is committed to fund $22,033 of project costs related to the Columbia, SC development project described at Note 4 above. As of June 30, 2013, the Company had funded $2,603 of such commitment.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At June 30, 2013, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company is party to three lawsuits related to the Merger transaction described in Note 2 above.

CapLease, its directors, and certain of its subsidiaries, including the Operating Partnership, as well as ARCP, the ARCP Operating Partnership and Merger Sub, have been named as defendants in a putative class action lawsuit in connection with the proposed Merger, styled Mizani v. CapLease, Inc., No. 651986/2013, in the Supreme Court of the State of New York, New York County. The complaint alleges, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by CapLease’s directors because the Merger does not provide for full and fair value for CapLease’s stockholders, the Merger was not the result of a competitive bidding process, the Merger Agreement contains coercive deal protection measures, and the Merger Agreement and the Merger were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the Merger Agreement. The complaint also alleges that CapLease, ARCP, the ARCP Operating Partnership and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the Merger. The Company believes that the allegations of the complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.

CapLease, its directors, and certain of its subsidiaries, including the Operating Partnership, as well as ARCP, the ARCP Operating Partnership and Merger Sub, have been named as defendants in a putative class action and derivative lawsuit in connection with the proposed Merger, styled Tarver v. CapLease, Inc., No. 24Cl3004176, in the Circuit Court of the State of Maryland, Baltimore City. The complaint alleges, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by CapLease’s directors because the Merger does not provide for full and fair value for CapLease’s stockholders, the Merger Agreement contains coercive deal protection measures, the Merger was not the result of a competitive bidding process, and the Merger Agreement and the Merger were approved as a result of improper self-dealing. The complaint also alleges that CapLease, certain of its subsidiaries, including the Operating Partnership, ARCP, the ARCP Operating Partnership and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the Merger. The Company believes that the allegations of the complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.

CapLease, its directors, and certain of its subsidiaries, including the Operating Partnership, as well as ARCP, the ARCP Operating Partnership and Merger Sub, have been named as defendants in a putative class action and derivative lawsuit in connection with the proposed Merger, styled Carach v. CapLease, Inc., No. 651986/2013, in the Supreme Court of the State of New York, New York County. The complaint alleges, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by CapLease’s directors because the Merger does not provide for full and fair value for CapLease’s stockholders, the directors failed to take steps to maximize the value of CapLease or properly value CapLease, failed to protect against various alleged conflicts of interest, and failed to fully disclose material information concerning the process that led to the Merger. The complaint also alleges that the certain subsidiaries of CapLease, including the Operating Partnership, and ARCP, the ARCP Operating Partnership and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the Merger. The Company believes that the allegations of the complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

15.    Stockholders’ Equity

Authorized Capital Stock; Issued and Outstanding Capital Stock

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2013, CapLease had issued and outstanding 88,845,604 shares of common stock, 1,832,000 shares of 8.125% Series A cumulative redeemable preferred stock, 2,941,073 shares of 8.375% Series B cumulative redeemable preferred stock, and 1,700,000 shares of 7.25% Series C cumulative redeemable preferred stock. The terms of the Company’s three series of preferred stock are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

See Note 2 above for a discussion of the treatment of the CapLease common stock and preferred stock in the Merger.

Stock Issuances During Periods Presented

During the six months ended June 30, 2013, CapLease issued an aggregate of 6,434,391 shares of common stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $5.94 per share, and for aggregate net proceeds of $37,425. The Company used the proceeds to repay a portion of the mortgage debt obligations that were prepaid during April 2013. During the six months ended June 30, 2012, CapLease did not issue any shares of common stock or preferred stock through its “at the market offering” program.

During April 2013, CapLease issued 8,625,000 shares of common stock in a public offering at a price to the public of $5.97 per share, and raised net proceeds of $49,097, after the underwriting discount and offering expenses. The Company used $31,171 of the proceeds to fund a portion of the purchase price for the property acquisitions made by the Company during the quarter ended June 30, 2013, and $17,926 of the proceeds to repay a portion of the mortgage debt obligations that were prepaid during April 2013.

During March 2013, CapLease made restricted stock and performance unit awards representing an aggregate of 443,900 shares of common stock (assuming payout of the performance units at the target level) to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. During March 2012, CapLease made restricted stock awards representing an aggregate of 497,700 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of June 30, 2013, the Company had made awards aggregating 4,686,905 shares of common stock under the stock plan, all in the form of restricted stock awards and performance share units to executive officers, other employees and directors of the Company (see Note 16 below).

During the six months ended June 30, 2013, CapLease issued 1,700,000 shares of 7.25% Series C cumulative redeemable preferred stock. The Company received aggregate net proceeds in the offerings of $39,689, after the underwriting discount and estimated offering expenses. The net proceeds from the offerings were utilized to redeem a portion of the outstanding shares of the Company’s 8.125% Series A preferred stock, 800,182 shares of which were redeemed during February and 815,000 shares of which were redeemed during April.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

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

The Company did not make any common stock repurchases through the above program during the six months ended June 30, 2013. As of June 30, 2013, the Company had remaining authorization to repurchase up to $13,264 through the above program.

As disclosed above, the Company made repurchases of 800,182 shares of 8.125% Series A preferred stock during February 2013, and repurchases of another 815,000 shares of 8.125% Series A preferred stock during April 2013.

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

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2011	12/30/2011	1/17/2012	$0.065	$4,308
3/31/2012	4/2/2012	4/16/2012	0.065	4,340
6/30/2012	6/29/2012	7/16/2012	0.065	4,340
9/30/2012	9/28/2012	10/15/2012	0.070	4,674
12/31/2012	12/31/2012	1/15/2013	0.075	5,524
3/31/2013	4/4/2013	4/15/2013	0.0775	6,217
6/30/2013	6/28/2013	7/15/2013	0.0775	6,886

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2011	12/30/2011	1/17/2012	$0.5078125	$1,627
3/31/2012	4/2/2012	4/16/2012	0.5078125	1,627
6/30/2012	6/29/2012	7/16/2012	0.5078125	1,627
9/30/2012	9/28/2012	10/15/2012	0.5078125	1,727
12/31/2012	12/31/2012	1/15/2013	0.5078125	1,751
3/31/2013	4/4/2013	4/15/2013	0.5078125	930
6/30/2013	6/28/2013	7/15/2013	0.5078125	930

The following table summarizes the dividend history on shares of CapLease Series B preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
6/30/2012	6/29/2012	7/16/2012	$0.5001740	$1,000
9/30/2012	9/28/2012	10/15/2012	0.5234375	1,121
12/31/2012	12/31/2012	1/15/2013	0.5234375	1,539
3/31/2013	4/4/2013	4/15/2013	0.5234375	1,539
6/30/2013	6/28/2013	7/15/2013	0.5234375	1,539

The following table summarizes the dividend history on shares of CapLease Series C preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
3/31/2013	4/4/2013	4/15/2013	$0.4027778	$685
6/30/2013	6/28/2013	7/15/2013	0.4531250	770

16.    Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. On June 12, 2013, CapLease’s common stockholders approved amendments to the stock incentive plan which, among other things, increased by 3,100,000 shares, to 8,223,000 shares, the number of shares authorized under the plan.  As of June 30, 2013, the Company had made awards aggregating 4,686,905 shares of common stock under the stock plan, all in the form of restricted stock awards and performance share units to executive officers, other employees and directors of the Company. As of June 30, 2013, the Company had not awarded any options or stock appreciation rights under the stock plan.

Pursuant to the Merger Agreement and as described at Note 2 above, all restricted stock awards and performance share units awards are scheduled to become fully vested (or in the case of performance share units fully earned and settled at 100% of the target number of shares) and will have the right to receive the Merger Consideration.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

A summary of the Company’s activity under the stock plan from January 1, 2012 through the six months ended June 30, 2013, is presented below:

	Number of Shares
Stock Based Awards at January 1, 2012	3,751,575
Restricted Stock Awards Granted During the Year Ended December 31, 2012	497,700	(1)
Restricted Stock Awards Forfeited During the Year Ended December 31, 2012	(6,270)
Stock Based Awards at January 1, 2013	4,243,005
Restricted Stock Awards Granted During the Period Ended June 30, 2013	315,000	(2)
Performance Share Units Granted During the Period Ended June 30, 2013	128,900	(3)
Stock Awards at June 30, 2013	4,686,905

(1)

Shares are scheduled to vest between March 2013 and March 2015, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Vesting of an aggregate of 262,725 shares is also subject to satisfaction of objective and subjective performance criteria, to be determined by CapLease’s Compensation Committee. Shares are also subject to accelerated vesting in the Merger as described above.

(2)

Shares are scheduled to vest between March 2014 and March 2016, but will generally be forfeited if the recipient either terminates his employment with the Company or ceases to be a member of CapLease’s Board of Directors at any time prior to the vesting date. Shares are also subject to accelerated vesting in the Merger as described above.

(3)

Performance share units are tied to the target number of shares of common stock listed and are scheduled to cliff vest after a three year performance period if performance objectives are achieved. Any actual payout of shares is dependent entirely upon the relative total shareholder return of the Company compared against a peer group over the performance period. Payout will not occur until the end of the performance period and will range from 0% to 200% of the target number of shares, with payout beginning at 50% of the target number of shares at total shareholder return of the Company at the 25th percentile of the peer group. Units are also subject to acceleration and settlement in the Merger as described above.

A summary of the status of restricted stock awards and performance share units from January 1, 2012 through the six months ended June 30, 2013, is presented below:

	Shares Awarded Under Plan		Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2012	1,606,017		1,081,617	$4.91
Current period restricted stock awards	497,700		322,550	4.08
Prior period restricted stock awards	N/A		257,760	4.08
Vested - previously restricted stock awards	(577,757)	(1)	(577,757)	5.26
Forfeited - previously restricted stock awards	(6,270)		(6,270)	5.80
Nonvested at January 1, 2013	1,519,690		1,077,900	4.26
Current period restricted stock awards	315,000		315,000	6.12
Prior period restricted stock awards	N/A		305,990	6.12
Current period performance share units	128,900		128,900	8.36
Vested - previously restricted stock awards	(697,406)	(2)	(697,406)	4.35
Nonvested at June 30, 2013	1,266,184		1,130,384	5.69

(1)	Includes 231,288 shares vested as a result of performance criteria being satisfied.
(2)	Includes 396,885 shares vested as a result of performance criteria being satisfied.

For restricted stock awards, the Company uses the closing stock price on the grant date as its estimate of the fair value of the award. For performance share units, the Company uses a Monte Carlo simulation analysis to estimate the fair value of the award.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

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

As of June 30, 2013, the Company had $5,371 of restricted stock awards and performance share units (fair value at the grant dates) expected to be charged to the Company’s Consolidated Statements of Operations ratably over the remaining vesting period (through March 2016) assuming vesting criteria are satisfied. In addition, as of June 30, 2013, the Company has not yet commenced expense accrual related to the following number of restricted stock awards because the applicable performance criteria have not yet been determined: 48,225 shares of restricted stock awarded in 2010, and 87,575 shares of restricted stock awarded in 2012.

17.    Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined under GAAP as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners, and is presented in the Company’s Consolidated Statements of Comprehensive Income (Loss). For the Company’s purposes, comprehensive income (loss) represents net income (loss) before non-controlling interest in consolidated subsidiaries, as presented in the Company’s Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale and derivatives, and amortization of realized losses on derivatives reclassified into interest expense.

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

	Jun 30, 2013	Dec 31, 2012
	Unaudited
Net unrealized gains on securities available for sale	$487	$480
Net unrealized gains on derivatives	92	-
Net realized losses on derivatives	(876)	(1,146)
Accumulated other comprehensive loss	$(297)	$(666)

18.    Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of June 30, 2013, the Operating Partnership had issued and outstanding 156,026 units of limited partnership. Each unit will be converted into the right to receive $8.50 in cash, without interest, in the Merger.

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

June 30, 2013 (unaudited)

19.    Rental Income

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2013 to 2030. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2013, are as follows:

6 months ending December 31, 2013	$70,204
2014	138,581
2015	135,968
2016	126,330
2017	102,510
Thereafter	383,996
Total	$957,589

20.    Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2012, the Company acquired all real properties purchased during the six months ended June 30, 2013 and that meet the classification of a business for financial accounting purposes. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Total revenues	$46,518	$42,092	$92,266	$83,474
Income (loss) from continuing operations	771	10,153	3,530	13,665
Net loss allocable to common stockholders	(2,473)	(8,145)	(3,248)	(6,994)
Income (loss) per basic and diluted common share from continuing operations	(0.03)	0.12	(0.04)	0.14
Net loss per basic and diluted common share	(0.03)	(0.12)	(0.04)	(0.11)

21.    Subsequent Events

New Leases

During August 2013, the Company entered into a one-year lease commencing in November 2013 of the 764,177 square foot warehouse property located in Fort Wayne, IN. The lease is with The Procter & Gamble Manufacturing Company and also includes a tenant option to extend for an additional five years. The annual rental rate during the one year term is $2.75 per square foot.

During July 2013, the Company also entered into a multi-year lease of 19,345 square feet at the multi-tenant office building at 1299 Farnam Street in Omaha, NE.

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

Pending Merger

See Note 2 of the consolidated financial statements included in this Form 10-Q for a discussion of the pending merger transaction to which CapLease, Inc. and certain of its subsidiaries are parties. Under the terms of the merger agreement, stockholders of CapLease, Inc. will receive $8.50 in cash for each outstanding share of CapLease, Inc. common stock they own. Shares of each series of CapLease, Inc.’s preferred stock, including its Series A, Series B and Series C preferred stock, will be converted in the merger into the right to receive the sum of $25.00 in cash per share plus an amount equal to any accrued and unpaid dividends up to but excluding the closing date of the merger. The merger transaction is expected to close during the third quarter of 2013, although closing is subject to various conditions, including the approval of the merger by CapLease’s common stockholders, and therefore, we cannot provide any assurance that the merger will close in a timely manner or at all.

Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the merger agreement with American Realty Capital Properties, Inc. (“ARCP”), including restrictions on acquiring new assets and raising additional capital. We have incurred and will incur a variety of merger related costs which while not recurring in nature will not be recoverable if the merger is not consummated.

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

As of June 30, 2013, we had an approximately $2.0 billion investment portfolio, comprised almost entirely of owned properties. The owned property portfolio comprises approximately 13.1 million square feet and includes a variety of office, warehouse, retail and other property types. We own 74 properties in 27 states leased to 44 different tenants across our Single Tenant Owned Property Portfolio. In addition to the owned property portfolio, we have a modest portfolio of first mortgage loans and other debt investments on single tenant properties.

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

The principal sources of our revenues are rental income on our owned real properties and interest income from our debt investments (commercial real estate mortgage loans and mortgage-backed securities). In order to grow our revenues, we will be primarily dependent on our ability to add new assets to our portfolio. During the year ended December 31, 2012, we grew our investment portfolio with approximately $190 million of real property acquisitions and new build-to-suit commitments, and for 2013, we have added $115.6 million of real property acquisition and build-to-suit commitments through June 30, 2013. However, execution of our growth strategy is dependent upon various factors beyond our control, including competitive and market conditions, as well as the merger agreement restrictions discussed above. Therefore, we cannot provide any assurance as to whether, when and at what yields and other terms we will be able to grow our investment portfolio.

We are also intensely focused on growing revenues by re-letting vacant space within our portfolio. As of June 30, 2013, the occupancy rate in our owned property portfolio was 91.1%. During the third quarter of 2013, we have entered into leases with respect to 783,522 square feet of vacant space in our portfolio. See Note 21 of the consolidated financial statements included in this Form 10-Q. We continue to actively market vacant space in our portfolio for lease.

The average remaining lease term on our owned properties is approximately 7 years, and we have some leases that are scheduled to mature during 2013 and the next several years. See the “Lease Expirations” table at “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We are subject to the risk that our tenants do not renew their leases at maturity and that we are unable to promptly re-let the property, or that the terms of renewal or re-letting may be less favorable to us than the current lease terms, any of which could result in a reduction in our revenues and an increase in our property operating costs. We cannot provide any assurance as to when and on what terms we will be able to re-let properties that are or may become vacant in our portfolio.

The principal sources of our expenses are interest expense on our assets financed, depreciation expense on our real properties, general and administrative expenses and property expenses (net of tenant reimbursements). Our credit agreements with Wells Fargo Bank and KeyBank, as well as the loan agreement with Bank of Oklahoma for the Tulsa, OK build-to-suit property, are floating rate debt and, therefore, the interest expense we pay is expected to increase if interest rates, in particular LIBOR rates, increase. During the second quarter of 2013, we entered into a fixed rate interest rate swap agreement with respect to our loan agreement with Bank of Oklahoma. The Company’s strategy for the swap is to fix at an attractive rate the amount of interest expense the Company pays on the outstanding debt.

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. Our overall portfolio leverage, expressed as a percentage of our total debt to our total assets before depreciation and amortization on owned properties and with other minor adjustments, was approximately 58% as of June 30, 2013. Our leverage ratios by portfolio asset type as of June 30, 2013 were approximately 56% for our owned properties and 64% for our debt investments. See “Liquidity and Capital Resources—Debt Obligations and Leverage Computations” below for information about our use of leverage ratios and how we compute them. We have substantially reduced our leverage levels over the past several years, and expect our leverage levels to continue to decline in the future primarily through scheduled principal amortization on our debt and lower or no leverage on new asset acquisitions.

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

We also have a series of non-recourse mortgages on our owned properties maturing during the next several years and lending for commercial real estate transactions remains conservative, which could impact our ability to sell properties and refinance maturing debt on favorable terms or at all.

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

Second Quarter 2013 Transaction Summary

The following summarizes our significant transactions during the three months ended June 30, 2013, other than the pending merger transaction described above.

New Investment Transactions

●

We acquired an approximately 188,000 square foot office building located in Malvern, PA and leased to Teva Pharmaceuticals Industries Limited until October 2022 for a purchase price of $49.7 million. See “Property Acquisitions” below.

●

We acquired an approximately 196,000 square foot office building located in Ann Arbor, MI and leased primarily to Con-Way Freight, Inc. until May 2023 for a purchase price of $43.9 million. See “Property Acquisitions” below.

●

During June 2013, we agreed to construct a distribution warehouse on a build-to-suit basis for a large private company tenant. The warehouse is being constructed in Columbia, SC and our estimated total investment is $22.0 million. The project is expected to be completed in the first quarter of 2014. The lease with the tenant is in force and rent and the 10.5 year lease term will commence upon substantial completion of the building. As of June 30, 2013, we have funded $2.6 million of our expected commitment to the project. See Notes 4 and 14 of the consolidated financial statements included in this Form 10-Q.

●

We completed construction of the $21.7 million build-to-suit warehouse for Vitamin Shoppe, Inc. in Ashland, VA. The 15 year lease term commenced in June 2013. See Note 4 of the consolidated financial statements included in this Form 10-Q.

Financings

●

We assumed $29.6 million of nonrecourse mortgage financing with a coupon of 4.0% on the Ann Arbor, MI property purchase described above. See “Liquidity and Capital Resources—Long-Term Mortgage Financings” below.

●

We increased the borrowing capacity under our Wells Fargo revolving credit agreement to $150 million. The additional $50 million in borrowing capacity will remain available for a period of six months until December 21, 2013, subject to our right to extend the increased capacity for an additional six months if we pay an extension fee and satisfy certain other routine conditions. See Note 10 of the consolidated financial statements included in this Form 10-Q. During the quarter ended June 30, 2013, we also added one additional property to the collateral pledged to the revolving credit agreement.

Debt Reduction

●	During April, we prepaid at par $55.0 million of mortgage debt that was scheduled to mature in May 2013.

Capital Raising

●

During April, we raised net proceeds of $49.1 million through a secondary offering of common stock at a price of $5.97 per share. See Note 15 of the consolidated financial statements included in this Form 10-Q. Also during April, we raised aggregate proceeds of $4.7 million through issuances of common stock through our “at the market offering” program with Cantor Fitzgerald, at an average price of $6.30 per share. The proceeds from these transactions were utilized to fund in part property acquisition activity and the repayment of maturing debt obligations.

Share Repurchases

●

During April, we utilized the proceeds from the issuance in March of 850,000 shares of 7.25% Series C cumulative redeemable preferred stock, to redeem 815,000 shares of our 8.125% Series A cumulative redeemable preferred stock.

Property Acquisitions

During the quarter ended June 30, 2013, we completed the following real estate acquisitions.

Month Acquired	Tenant or Guarantor	Location	Purchase Price	Lease Expires	Net Rentable Square Feet
			(millions)
May	Teva Pharmaceuticals Industries Limited	41 Moores Rd, Malvern, PA	$49.7	October 2022	187,653
June	Con-Way Freight, Inc.(1)	2211 Old Earhart Rd., Ann Arbor, MI	$43.9	May 2023	196,057

______________

(1)    As of June 30, 2013, approximately 22% of the property was leased to six other tenants.

Comparison of the Quarter Ended June 30, 2013 to the Quarter Ended June 30, 2012

The following discussion compares our operating results for the quarter ended June 30, 2013 to the comparable period in 2012.

Revenue.

Total revenue increased $5.4 million, or 14%, to $45.1 million. The increase was primarily attributable to an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $6.2 million, or 17%, to $43.5 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $0.6 million, or 29%, to $1.5 million, primarily as a result of lower balances on debt investments.

Expenses.

Total expenses increased $5.4 million to $44.7 million, primarily as a result of higher property expenses and the merger related costs in the 2013 period, offset in part by lower interest expense.

Interest expense decreased $0.8 million, or 4%, to $16.2 million, from $17.0 million. The decrease in the 2013 period resulted primarily from reduced interest expense of $0.5 million on the convertible senior notes and $0.2 million on the secured term loan (in each case driven by lower amounts outstanding). Interest expense on property mortgages increased by $0.1 million, as interest expense on new property mortgages was largely offset by reduced interest expense on existing mortgages and capitalized interest on development projects. Interest expense on the floating rate credit agreements was basically unchanged in the 2013 period from the 2012 period. Our average balance outstanding and effective financing rate under the floating rate credit agreements was approximately $76 million at 3.9% during the 2013 period (average one-month LIBOR of 0.20%), compared with approximately $66 million at 4.4% during the 2012 period (average one-month LIBOR of 0.24%).

Property expenses increased by $2.7 million, or 40%, to $9.3 million. The net amount of property expenses we incurred (net of tenant reimbursements) was $3.0 million in the 2013 period, down slightly from $3.1 million in the 2012 period.

General and administrative expense increased $0.3 million, or 11%, to $3.2 million, primarily due to the timing of certain expense items.

General and administrative expense-stock based compensation increased 10%, to $1.0 million. The increase was due to the changes in various factors that influence stock compensation, including the weighted average vesting period, number of shares being expensed, the value per share using the associated grant date fair value in accordance with generally accepted accounting principles, and the estimated vesting percentage for the reporting period. As of June 30, 2013, the Company had $5.4 million of restricted stock awards and performance share units (fair value at the grant dates) expected to be charged to our Consolidated Statements of Operations ratably over the remaining vesting period (through March 2016) assuming vesting criteria are satisfied. In addition, as of June 30, 2013, we have not yet commenced expense accrual related to the following number of restricted stock awards because the applicable performance criteria have not yet been determined: 48,225 shares of restricted stock awarded in 2010 and 87,575 shares of restricted stock awarded in 2012.

We had $2.4 million of merger related costs in the 2013 period. We had no merger related costs during the 2012 period.

Depreciation and amortization expense on real property increased $0.7 million, or 6%, from $11.9 million to $12.6 million, primarily reflecting the impact of new property acquisitions.

Other gains.

We had no gain or loss on investments during the 2013 period. We had loss on investments of $15.2 million in the 2012 period, comprised of the loss on sale of a property (see Note 7 of the consolidated financial statements included in this Form 10-Q).

We had no gain or loss on extinguishment of debt during the 2013 period. We had $9.0 million of gain on extinguishment of debt during the 2012 period, resulting from the repurchase of certain property mortgage debt (see Note 11 of the consolidated financial statements included in this Form 10-Q).

Net income (loss).

Net income was $0.5 million for the 2013 period, compared with net loss of $(6.4) million in the 2012 period. Adjusted to remove the impact of other gains and losses during the 2012 period, 2013 net income was up $0.6 million from the 2012 period, reflecting the various factors described above. Net loss allocable to common stockholders was $(2.8) million in the second quarter of 2013, reflecting dividends to preferred stockholders of $3.3 million.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The following discussion compares our operating results for the six months ended June 30, 2013 to the comparable period in 2012.

Revenue.

Total revenue increased $9.8 million, or 12%, to $88.5 million. The increase was primarily attributable to an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $10.7 million, or 14%, to $84.8 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $0.7 million, or 17%, to $3.4 million, primarily as a result of lower balances on debt investments.

Expenses.

Total expenses increased $7.8 million, or 10%, to $86.0 million, primarily as a result of higher property expenses and the merger related costs in the 2013 period, offset in part by lower interest expense.

Interest expense decreased $1.4 million, or 4%, to $32.5 million, from $33.9 million. The decrease in the 2013 period resulted primarily from reduced interest expense of $1.0 million on the convertible senior notes and $0.5 million on the secured term loan (in each case driven by lower amounts outstanding). Interest expense on property mortgages increased by $0.2 million, as interest expense on new property mortgages was largely offset by reduced interest expense on existing mortgages and capitalized interest on development projects. Interest expense on the floating rate credit agreements was basically unchanged in the 2013 period from the 2012 period. Our average balance outstanding and effective financing rate under the floating rate credit agreements was approximately $65 million at 4.2% during the 2013 period (average one-month LIBOR of 0.20%), compared with approximately $68 million at 4.0% during the 2012 period (average one-month LIBOR of 0.26%).

Property expenses increased $5.3 million, or 41%, to $18.3 million. The net amount of property expenses we incurred (net of tenant reimbursements) increased to $6.1 million in the 2013 period, from $5.6 million in the 2012 period, primarily due to new properties acquired during 2012 and ground lease payments beginning in 2013 on certain owned properties.

General and administrative expense increased $0.5 million, or 8%, to $6.3 million, primarily due to the timing of certain expense items.

General and administrative expense-stock based compensation increased $0.2 million, or 10%, to $1.8 million. The increase was due to the changes in various factors that influence stock compensation, including the weighted average vesting period, number of shares being expensed, the value per share using the associated grant date fair value in accordance with generally accepted accounting principles, and the estimated vesting percentage for the reporting period.

We had $2.4 million of merger related costs in the 2013 period. We had no merger related costs during the 2012 period.

Depreciation and amortization expense on real property increased $0.9 million, primarily reflecting the impact of new property acquisitions.

Other gains.

We had no gain or loss on investments during the 2013 period. We had net loss on investments of $14.5 million in the 2012 period, comprised of $15.2 million of loss on sale of a property (see Note 7 of the consolidated financial statements included in this Form 10-Q), offset in part by $0.7 million of net proceeds from the franchise lending venture (see Note 5 of the consolidated financial statements included in this Form 10-Q).

We had no gain or loss on extinguishment of debt during the 2013 period. We had $11.0 million of gain on extinguishment of debt during the 2012 period, comprised of $9.0 million of gain from the repurchase of certain property mortgage debt and $2.0 million of gain primarily representing the reversal of the unamortized fair value adjustment on a mortgage debt obligation that was refinanced during the first quarter (with respect to both items, see Note 11 of the consolidated financial statements included in this Form 10-Q).

Net income (loss).

Net income increased $6.9 million, to income of $2.5 million, from loss of $(4.4) million. Adjusted to remove the impact of other gains and losses during the 2012 period, 2013 net income was up $3.4 million from the 2012 period, reflecting the various factors described above. Net loss allocable to common stockholders was $(4.3) million in the 2013 period, reflecting dividends to preferred stockholders of $6.8 million.

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

The following table reconciles our net income (loss) allocable to common stockholders to FFO for the three and six months ended June 30, 2013 and June 30, 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2013	2012	2013	2012
Net loss allocable to common stockholders	$(2,787)	$(8,866)	$(4,284)	$(8,437)
Add (deduct):
Non-controlling interest in consolidated subsidiaries	(5)	(18)	(8)	(17)
Depreciation and amortization expense on real property	12,607	11,898	24,633	23,712
Depreciation and amortization expense on discontinued operations	–	323	–	653
Loss on property sales	–	15,229	–	15,229
Funds from operations	$9,815	$18,566	$20,341	$31,140

Weighted average number of common shares outstanding, diluted	88,104	66,767	82,240	66,540
Weighted average number of OP units outstanding	156	156	156	156
Weighted average number of common shares and OP units outstanding, diluted	88,260	66,923	82,396	66,696

Net loss per common share, basic and diluted	$(0.03)	$(0.13)	$(0.05)	$(0.13)
Funds from operations per share	$0.11	$0.28	$0.25	$0.47

Liquidity and Capital Resources

Short-Term Liquidity

We define our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity are our cash and cash equivalents, borrowings under our credit agreement with Wells Fargo Bank, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital. As of June 30, 2013, we had $24.6 million in available cash and cash equivalents, and approximately $22 million of available borrowing capacity under our Wells Fargo Bank credit agreement. As of August 7, 2013, we had $18.4 million in available cash and cash equivalents, and approximately $50.0 million of available borrowing capacity under our Wells Fargo Bank credit agreement. We believe that our sources of short-term liquidity will be sufficient to enable us to satisfy our short-term liquidity requirements, including the payment of our dividend.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We declared a cash dividend of $0.0775 per share of common stock during each of the quarters ended June 30, 2013 and March 31, 2013. During each of the quarters ended June 30, 2013 and March 31, 2013, we also declared the scheduled quarterly dividends on our preferred stock. The preferred dividends were $0.5078125 per share of 8.125% Series A cumulative redeemable preferred stock during each of the quarters ended June 30, 2013 and March 31, 2013, $0.5234375 per share of 8.375% Series B cumulative redeemable preferred stock during each of the quarters ended June 30, 2013 and March 31, 2013, $0.453125 per share of 7.25% Series C cumulative redeemable preferred stock during the quarter ended June 30, 2013, and $0.4027778 per share of 7.25% Series C cumulative redeemable preferred stock during the quarter ended March 31, 2013. Our dividend policy is subject to revision at the discretion of our Board of Directors. All distributions will be made at the discretion of our Board of Directors and will depend on our cash available for distribution, our funds from operations, our maintenance of REIT status, market conditions and such other factors as our Board of Directors deems relevant.

Under our merger agreement with ARCP, we are permitted to continue to pay dividends on our outstanding stock through the merger closing date, provided the dividend on our common stock may not exceed an annual rate of $0.31 per share.

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

As of June 30, 2013, we had $15.1 million of principal obligations on debt coming due during the remainder of 2013. See the schedule of mortgage note maturities included at Note 10 in our consolidated financial statements included in this Form 10-Q.

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

As of June 30, 2013, we had $1.0 billion of non-recourse, first mortgage debt and a non-recourse, secured term loan of $63.0 million, securing an aggregate of $1.67 billion of our portfolio assets. We also had $149.6 million of recourse debt obligations outstanding as of June 30, 2013. See Note 10 of the consolidated financial statements included in this Form 10-Q for a discussion of our debt obligations, and the discussion below for additional information regarding our secured borrowings.

Long-Term Mortgage Financings. We have financed many of our owned properties with first mortgage debt. Our first mortgage debt obligations are summarized and described at Note 10 of the consolidated financial statements included in this Form 10-Q.

During the quarter ended June 30, 2013, we assumed mortgage debt in connection with one of our newly acquired owned properties. The principal economic terms of the note we assumed are summarized in the following table:

Property	Outstanding Principal Amount of Assumed Mortgage Note (in thousands)	Coupon	Maturity Date	Balloon at Maturity (in thousands)
Con-Way Freight, Inc. (Ann Arbor, MI)	$29,616	4.00%	September 2022	$23,828

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

As of June 30, 2013, our first mortgage debt obligations carried a weighted average coupon of 5.34% and a weighted average effective financing rate of 5.5%.

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

As of June 30, 2013, we had $63.0 million of debt outstanding under the secured term loan, secured by assets with a carry value of $91.2 million. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. Our effective financing rate on the loan is 6.0% annually (inclusive of hedge and closing costs). The loan is non-recourse to us, subject to limited non-recourse exceptions.

We have entered into a term loan with KeyBank National Association which provides us with additional asset level financing on a recourse, floating rate basis. Our borrowings with KeyBank are collateralized principally by fully amortizing incremental mortgage notes on various real properties owned by us. See Note 10 in the consolidated financial statements included in this Form 10-Q for a description of our borrowings with KeyBank.

Revolving Credit Agreement. We have entered into a senior secured revolving credit agreement with Wells Fargo Bank, N.A. which represents our primary short-term borrowing facility. Our borrowings with Wells Fargo Bank are also on a recourse, floating rate basis, and are collateralized by various of our otherwise unencumbered owned properties. See Note 10 in the consolidated financial statements included in this Form 10-Q for a description of our borrowings with Wells Fargo Bank.

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

The following table sets forth the computation of our overall portfolio leverage ratio as of June 30, 2013 and December 31, 2012 (dollars in thousands).

	Jun 30, 2013	Dec 31, 2012
Debt	Unaudited
Mortgages on real estate investments	$991,483	$1,012,075
Credit agreements	99,457	67,655
Secured term loan	63,045	72,417
Convertible senior notes	19,210	19,210
Other long-term debt	30,930	30,930
Total Debt	$1,204,125	$1,202,287

Assets
Total assets	$1,822,020	$1,752,443
Accumulated depreciation and amortization on owned properties	322,983	297,675
Intangible liabilities on real estate investments	(32,887)	(33,032)
Prepaid expenses and deposits	(1,418)	(1,798)
Accrued rental income	(33,405)	(35,144)
Debt issuance costs, net	(5,474)	(5,775)
Other	(787)	(398)
Total Assets, as adjusted	$2,071,033	$1,971,971
Leverage (Total Debt/Total Assets, as adjusted)	58%	61%

The following table sets forth the computation of our leverage ratios by portfolio asset type as of June 30, 2013 (dollars in thousands).

(in thousands)	Mortgage Debt	Secured Term Loan Debt	Credit Agreement Debt	Total Debt	Investment (1)	Leverage
Owned Properties	$991,483	$12,899	$96,277	$1,100,659	$1,965,462	56%
Debt Investments	–	50,146	3,180	53,326	83,477	64%

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

Sources of Capital

General. Our ability to implement our business strategy including to grow our portfolio is dependent upon our continued access to capital. Our access to capital is influenced by market conditions, and we cannot assure you that conditions for raising capital will be favorable for us at any time. We are subject to restrictions on raising additional capital under our merger agreement with ARCP.

Shelf Registration Statement. We have a shelf registration statement on Form S-3 (File No. 333-171408) on file and effective with the Securities and Exchange Commission which we may utilize to issue public equity or debt capital from time to time in the future. Pursuant to the shelf registration statement, we may issue and sell publicly preferred stock, common stock, and debt securities, or any combination of such securities, from time to time in one or more offerings, up to an aggregate amount of $500 million.

We utilized our shelf registration statement to issue preferred equity capital during the six months ended June 30, 2013, and common equity during April 2013. On January 25, 2013, we issued 850,000 shares of 7.25% Series C cumulative redeemable preferred stock in a public offering at a price to the public of $23.75 per share. Then, on March 1, 2013, we issued an additional 850,000 shares of 7.25% Series C cumulative redeemable preferred stock in a public offering at a price to the public of $24.73235 per share, including accrued dividends. We received aggregate net proceeds in the preferred stock offerings of $39.7 million, after the underwriting discount and estimated offering expenses. We utilized the proceeds to redeem a portion of our 8.125% Series A cumulative redeemable preferred stock.

During April 2013, we issued 8,625,000 shares of common stock in a public offering at a price to the public of $5.97 per share, and raised net proceeds of $49.1 million, after the underwriting discount and offering expenses. We used $31.2 million of the proceeds to fund in part the purchase price for the property acquisitions we made during the quarter ended June 30, 2013, and $17.9 million of the proceeds to repay a portion of the mortgage debt obligations that were prepaid during April 2013.

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

We also utilized our shelf registration statement during 2012 and 2013 to issue shares of common stock, 8.125% Series A cumulative redeemable preferred stock and 8.375% Series B cumulative redeemable preferred stock through our “at the market offering” program. We utilized Cantor Fitzgerald & Co. as our agent for the program. See “ATM Offering” below.

As of July 31, 2013, we had remaining availability of $199 million under our shelf registration statement, and we may offer and sell any combination of common stock, preferred stock and/or senior or subordinated debt securities up to such amount from time to time. As of that date, the availability under our shelf registration statement included (i) an aggregate of 5,674,529 shares of common stock, 757,718 shares of Series A preferred stock and 58,927 shares of Series B preferred stock reserved for sale under the Cantor Fitzgerald sales agreement described below, (ii) an aggregate of 2,800,000 shares of Series C preferred stock reserved for sale under the MLV & Co. sales agreement described below, (iii) an aggregate of 2,693,900 shares of common stock and 995,100 shares of Series A preferred stock reserved for sale under the Brinson Patrick sales agreement described below, and (iv) an aggregate of 8,982,700 shares of common stock reserved for sale under the Merrill Lynch sales agreement described below.

ATM Offering. We have implemented an “at the market offering” program (as defined in Rule 415 of the Securities Act of 1933, as amended), which may be utilized by us from time to time to sell shares of our common stock, Series A preferred stock, Series B preferred stock and Series C preferred stock, and increase liquidity. During March 2013, we added MLV & Co. LLC as a sales agent for our “at the market offering” program, solely to sell shares of our Series C preferred stock. We have four separate sales agents for our “at the market offering” program, Cantor Fitzgerald & Co., MLV & Co. LLC, Brinson Patrick Securities Corporation and Merrill Lynch, Pierce Fenner & Smith Incorporated. We are subject to restrictions on issuing any capital stock under our merger agreement with ARCP.

During the six months ended June 30, 2013, we issued an aggregate of 6,434,391 shares of common stock through our “at the market offering” program. We utilized Cantor Fitzgerald & Co. as our agent for the program. The shares were issued at an average price of $5.94 per share, and we raised aggregate net proceeds of $37.4 million. We used the proceeds to repay the mortgage debt obligations that were prepaid during April 2013. We are not currently selling shares through our “at the market offering” program, although we reserve the right to resume doing so at any time in the future.

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

Our sales agreement with Cantor Fitzgerald & Co. authorizes us to issue and sell, from time to time, up to 19,000,000 shares of common stock, 1,000,000 shares of Series A preferred stock, and 1,000,000 shares of Series B preferred stock through or to Cantor Fitzgerald, and Cantor Fitzgerald has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock, Series A preferred stock and Series B preferred stock to Cantor Fitzgerald as principal for its own account at prices agreed upon at the time of sale. Through July 31, 2013, we have sold an aggregate of 13,325,471 shares of common stock, 242,282 shares of Series A preferred stock and 941,073 shares of Series B preferred stock, through our sales agreement with Cantor Fitzgerald. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time. We must pay Cantor Fitzgerald a commission of up to 2.0% of the gross proceeds from the sales of shares pursuant to the agreement.

Our sales agreement with MLV & Co. LLC authorizes us to issue and sell, from time to time, up to 2,800,000 shares of Series C preferred stock through or to MLV, and MLV has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our Series C preferred stock to MLV as principal for its own account at prices agreed upon at the time of sale. Through July 31, 2013, we have not sold any shares of Series C preferred stock through our sales agreement with MLV. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time. We must pay MLV a commission of up to 2.0% of the gross proceeds from the sales of shares pursuant to the agreement.

Our sales agreement with Brinson Patrick Securities Corporation permits us to issue and sell through Brinson Patrick, from time to time, shares of our common stock and Series A preferred stock, and Brinson Patrick has agreed to use its best efforts to sell such shares during the term of the agreement and on the terms set forth therein. Our Board of Directors authorized the sale of up to 5,000,000 shares of common stock and 1,000,000 shares of Series A preferred stock pursuant to the sales agreement with Brinson Patrick from time to time. Through July 31, 2013, we have sold 2,306,100 shares of common stock and 4,900 shares of Series A preferred stock pursuant to the agreement with Brinson Patrick. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time. We must pay Brinson Patrick a commission of 1.5% of the gross sales price per share sold.

Our sales agreement with Merrill Lynch, Pierce Fenner & Smith Incorporated authorizes us to issue and sell, from time to time, up to 9,000,000 shares of common stock through or to Merrill Lynch, and Merrill Lynch has agreed to use its commercially reasonable efforts to sell such shares during the term of the agreement and on the terms set forth therein. We may sell our common stock to Merrill Lynch as principal for its own account at prices agreed upon at the time of sale. Through July 31, 2013, we have sold a total of 17,300 shares of common stock pursuant to our sales agreement with Merrill Lynch. We are not obligated to sell any shares pursuant to the agreement and we may start and stop selling shares pursuant to the program at any time. We must pay Merrill Lynch a commission of 2.0% of the gross sales price per share sold.

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

We did not repurchase any shares of common stock during the six months ended June 30, 2013, through the above program. As of June 30, 2013, we had remaining authorization to repurchase up to approximately $13.3 million through the above program.

We repurchased 800,182 shares of our 8.125% Series A preferred stock during February 2013, and repurchased another 815,000 shares of our 8.125% Series A preferred stock during April 2013.

We are subject to restrictions on repurchasing our stock under our merger agreement with ARCP.

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

Statement of Cash Flows

Operating activities provided $36.2 million of cash during the six months ended June 30, 2013, primarily driven by net income as adjusted by various non-cash gains, losses, income and charges of $30.7 million and decreases in other assets of $3.9 million. Operating activities provided $25.8 million of cash during the six months ended June 30, 2012, primarily driven by net (loss) as adjusted by various non-cash gains, losses, income and charges of $33.6 million, partially offset by increases in other assets of $9.3 million.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP. As of June 30, 2013, this has resulted in us accruing $33.4 million of rental income in excess of actual rents due under the various leases. During the six months ended June 30, 2013, actual rents due under the leases exceeded rents on a straight-line basis by $1.7 million.   We expect the impact of straight-lining of rents to fluctuate over time as contractual rents step up and actual rents due increase under the various leases and we purchase additional properties. Certain of our owned properties are also subject to rents which pay semi-annually, rather than monthly, and this also impacts the quarter-to-quarter changes due to straight-lining of rents.

Cash used in investing activities during the six months ended June 30, 2013 was $79.7 million, which primarily resulted from real estate purchases and improvements and construction in progress of $83.6 million, and leasing commissions of $2.2 million, partially offset by principal received on securities of $3.6 million and loans of $3.0 million.   Cash used in investing activities during the six months ended June 30, 2012 was $84 million, which primarily resulted from real estate purchases and improvements and construction in progress of $99 million, and leasing commissions of $1.3 million, partially offset by proceeds from sale of real estate of $9.6 million, principal received on loans of $3.8 million and securities of $2.9 million.

Cash provided by financing activities during the six months ended June 30, 2013 was $38.0 million, which primarily resulted from proceeds from common stock and preferred stock issuances of $126.2 million, borrowings of principal on debt of $57.8 million ($43.0 million on the revolving credit agreement and $14.8 million on property mortgages), partially offset by repayments of principal on debt of $85.3 million ($64.7 million on property mortgages, $11.2 million on the credit agreements and $9.4 million on the secured term loan), preferred stock repurchased of $40.4 million, dividends and distributions paid of $18.6 million and common stock repurchased of $1.1 million. Cash provided by financing activities during the six months ended June 30, 2012 was $20.2 million, which primarily resulted preferred stock issued of $48.3 million, partially offset by net repayments of principal on debt of $13.8 million (including $8.5 million of repayments on the secured term loan with KBC Bank and $6.3 million on net repayments on the credit agreements, offset by $1.0 of net borrowings on property mortgages), dividends and distributions paid of $11.9 million and debt issuance costs of $2.4 million.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the SEC and in our press releases and webcasts. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

●	the possibility that various conditions precedent to the consummation of the pending merger transaction with ARCP will not be satisfied or waived;

●	the occurrence of any effect, event, development, change or other circumstances that could result in the termination of the merger agreement;

●	the inability to complete the proposed merger due to the failure to obtain stockholder approval for the merger or the failure to satisfy other conditions to completion of the merger;

●	risks related to disruption of management’s attention from the Company’s ongoing business operations due to the pending merger;

●	risks that the proposed transaction disrupts the Company’s current plans and operations, including potential difficulties in employee retention;

●

the effect of the announcement of the merger on the Company’s relationships with its customers, developers, employees, tenants and lenders, and on the Company’s operating results and business generally;

●	the outcome of any legal proceedings that have been, or may be, instituted against us and others relating to the merger, the merger agreement or the transactions contemplated by the merger agreement;

●	risks to consummation of the merger, including the risk that the merger will not be consummated within the expected time period or at all;

●	unanticipated difficulties and/or expenditures relating to the merger or the failure of the merger to close for any other reason;

●	restrictions on our ability to operate the business, including to add new assets and raise capital, imposed by the merger agreement;

●	our ability to renew leases as they expire or lease-up vacant space on favorable terms or at all;

●	our ability to close new investment transactions that we have in our pipeline;

●	our ability to make additional investments in a timely manner or on acceptable terms;

●

access to credit, credit market conditions and our ability to obtain long-term financing for our asset investments in a timely manner and on terms that are consistent with those we project when we invest in the asset;

●	access to capital markets and capital market conditions;

●	adverse changes in the financial condition or credit ratings of the tenants underlying our investments;

●	our ability to make scheduled payments on our debt obligations and to repay or refinance our debt obligations at maturity on favorable terms or at all;

●	increases in our financing costs (including as a result of LIBOR rate increases), our general and administrative costs and/or our property expenses;

●	changes in our industry, the industries of our tenants, interest rates or the general economy;

●	impairments in the value of the collateral underlying our investments; and

●	the degree and nature of our competition.

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

Interest Rate Exposure

We are exposed to interest rate risk in various aspects of our business. The most significant ways we can be impacted by interest rates are as follows: increases in the level of interest rates may impact our ability to add new assets, as our expected borrowing costs will increase causing the spreads on assets we are targeting to compress (unless there is a corresponding increase in asset returns). Declines in interest rates could result in greater demand for higher yielding assets and therefore increased competition for our asset class.

Also, to the extent we finance assets in our portfolio on our floating rate borrowing facilities, our net income from these fixed rate assets will decrease as interest rates rise (particularly LIBOR rates) and our borrowing cost increases. Our Wells Fargo Bank and KeyBank credit agreements, as well as the loan agreement with Bank of Oklahoma for the Tulsa, OK build-to-suit property, are currently our only floating rate borrowing facilities. Low market interest rates kept our borrowing cost on the credit agreements low during 2012 and through the first six months of 2013, although we cannot predict the level of market interest rates in the future. In addition, as interest rates rise, the cost to obtain or refinance debt on our assets may rise, causing our expected spread on these assets to be reduced. During the quarter ended June 30, 2013, we entered into a fixed rate interest rate swap agreement to manage our exposure to interest rate fluctuations with respect to the loan agreement with Bank of Oklahoma.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the required market yield on our loans and real estate securities. Changes in the required market yield would result in a higher or lower value for these assets. If the required market yields increase as a result of these interest rate changes, the value of our loans and real estate securities would decline relative to U.S. Treasuries. Conversely, if the required market yields decrease as a result of interest rate changes, the value of our loans and real estate securities would increase relative to U.S. Treasuries. These changes in the market value may affect the equity on our balance sheet or, if the value is less than our cost basis and we determine the losses to be other-than-temporary, our Statement of Operations through impairment losses on our loans or securities. These value changes may also affect our ability to borrow and access capital.

Credit Spread Curve Exposure

We are subject to credit spread risk in various aspects of our business. Credit spreads represent the portion of the required yield on an income investment attributable to credit quality. Credit spreads fluctuate over time as investor appetite for credit risk changes.

Changes in credit spreads can have many of the same impacts on us as a change in interest rates, or principally:

●	increases in credit spreads can result in spread compression on investments we target and, thus, a slowing of our new investment pace;

●	increases in credit spreads can increase the cost to obtain or refinance debt on our assets, causing our expected spread on these assets to be reduced; and

●	increases in credit spreads can lower the value of our loans and securities as required yields on these assets increase.

Tenant Credit Rating Exposure

Substantially all of our portfolio assets are subject to risks due to credit rating changes of the underlying tenant or tenants. Deterioration in the underlying tenant’s credit rating can result in a lower value for the related asset, which could result in a reduction in the equity on our balance sheet or, if the value is less than our cost basis and we determine the loss to be other-than-temporary, an impairment loss on our Statement of Operations. In addition, precipitous declines in the credit rating of a particular tenant may significantly impede or eliminate our ability to finance the asset. We manage these risks by maintaining diversity among our credits and assessing our aggregate exposure to ratings classes, in particular lower rated classes.

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of June 30, 2013, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of June 30, 2013:

	Carrying Amount	Notional Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date	Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$24,118	$28,350	6.6%	Various	$26,605
Commercial mortgage-backed securities (2)	58,859	73,006	8.6%	2016-2028	58,859
Derivative assets (3)	97	31,000	N/A	N/A	97

Liabilities
Mortgage notes payable (5)	$991,483	$990,442	5.5%	2014-2030	$1,037,984
Credit agreements (4)	99,457	99,457	3.7%	2015	99,457
Secured term loan (5)	63,045	63,045	6.0%	2018	63,266
Convertible senior notes (6)	19,210	19,210	7.5%	2017	19,204
Other long-term debt (7)	30,930	30,930	7.7%	2036	26,754

_____________

(1)

This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use. The maturity dates for the loans range from 2015 through 2033.

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

(3)	This instrument represents a hedging and risk management transaction involving an interest rate swap. It has been valued by reference to market quotations and counterparty credit risks.
(4)

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

Scheduled maturities of interest rate sensitive instruments as of June 30, 2013 are as follows:

	Expected Maturity Dates
	2013	2014	2015	2016	2017	Thereafter
	(in thousands, notional amounts, except carrying amount for derivative assets)
Loans held for investment	$519	$1,108	$1,029	$918	$1,023	$23,753
Commercial mortgage-backed securities	737	4,001	4,612	8,811	4,817	50,028
Derivative assets	97	–	–	–	–	–
Mortgages on real estate investments	9,117	184,612	270,326	278,984	87,068	160,335
Credit agreements	1,125	3,260	95,072	–	–	–
Secured term loan	4,870	12,851	11,862	12,516	7,680	13,267
Convertible senior notes	–	–	–	–	19,210	–
Other long-term debt	–	–	–	–	–	30,930

Notional amounts may differ from the carrying amounts reported on the Company’s Consolidated Balance Sheet.

The above table includes regularly scheduled principal amortization and balloon payments due to maturity on our debt obligations. See Note 10 in our consolidated financial statements included in this Form 10-Q.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14 in our consolidated financial statements included in this Form 10-Q for a discussion of pending legal proceedings related to the proposed merger transaction described at Note 2 of the consolidated financial statements included in this Form 10-Q.

Item 1A.          Risk Factors

The following additional risk factors should be considered together with the other Risk Factors included at Item 1A of our Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 21, 2013.

Our entry into the Merger Agreement with ARCP may have adverse impacts.

On May 28, 2013, we entered into a Merger Agreement with ARCP. Consummation of the merger remains subject to approval by our common stockholders and customary closing conditions.  It is not certain that the conditions to closing will be met or waived, that the necessary approvals will be obtained, or that the merger will be consummated. We face risks and uncertainties due to the pendency of the merger, including:

●

The pendency of the merger could have an adverse impact on the Company’s ongoing business operations due to certain restrictions in Merger Agreement regarding our ability to acquire new assets and raise capital;

●	The attention of our management and employees may be diverted from day-to-day operations, and we may face potential difficulties in employee retention;

●

The pendency of the merger could have an adverse impact on the Company’s relationships with customers, developers, employees, tenants and lenders or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed merger;

●	The outcome of any legal proceedings that have been, or may be, instituted against us and others relating to the merger, the Merger Agreement or the transactions contemplated by the Merger Agreement;

●	If the merger is not consummated, we will be liable for significant transaction costs, including legal, financial advisory, accounting, and other costs; and

●	If the Merger Agreement is terminated, under specified circumstances, we may have to pay a termination fee to ARCP and reimburse ARCP for its transaction expenses.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to our repurchases of shares of our 8.125% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	815,000	$25.44010	815,000	1,832,000
May 1 through May 31	—	$—	—	1,832,000
June 1 through June 30	—	$—	—	1,832,000
	815,000	$25.44010	815,000	1,832,000

(1)

During January 2013, our Board of Directors approved a share repurchase program authorizing us to repurchase the full amount of our outstanding shares of Series A Preferred Stock. We are subject to restrictions on repurchasing our stock, including the Series A Preferred Stock, under our merger agreement with ARCP.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

2.1

Agreement and Plan of Merger, dated as of May 28, 2013, among CapLease, Inc., Caplease, LP, CLF OP General Partner LLC, American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., and Safari Acquisition, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

10.1

Second Amendment to Credit Agreement by and among Caplease, LP, PREFCO Dix-Neuf LLC, PREFCO Nineteen Limited Partnership, CLF Cane Run Member, LLC, CLF Cane Run Louisville, LLC, CLF Landmark Omaha LLC, CLF Dodge Omaha LLC, KDC Busch Boulevard LLC, CLF 555 N Daniels Way LLC, CLF Pulco One LLC, CLF Pulco Two LLC, and CLF Tollway Plan LP, as Borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of June 21, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2013)

10.2

Amended and Restated CapLease, Inc. 2004 Stock Incentive Plan (Effective March 7, 2013) (incorporated herein by reference to Annex C to the Registrant’s Definitive Proxy Statement filed with the SEC on April 19, 2013)

10.3	Form of Restricted Stock Award Agreement-Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on June 16, 2009)

10.4	Form of Restricted Stock Award Agreement-Executive Officers (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Form 10-K filed with the SEC on February 21, 2013)

10.5	Form of Performance Share Award Agreement

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends

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

CAPLEASE, INC.
Registrant

Date: August 7, 2013	/s/ Paul H. McDowell
Paul H. McDowell Chairman and Chief Executive Officer

Date: August 7, 2013	/s/ Shawn P. Seale
Shawn P. Seale Senior Vice President, Chief Financial Officer and Treasurer