Form 10-Q
period 2013-09-30
CapLease, Inc.
filed 2013-11-12
CIK 1057689

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 88,845,604 shares of common stock of CapLease, Inc., $0.01 par value per share, outstanding (“Common Stock”).

      CapLease, Inc.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

CapLease, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2013 (unaudited) and December 31, 2012

(Amounts in thousands, except share and per share amounts)	As Of September 30, 2013	As Of December 31, 2012
Assets

Real estate investments, net	$1,626,713	$1,541,416
Loans held for investment, net	23,839	26,972
Commercial mortgage-backed securities	59,774	62,318
Cash and cash equivalents	52,035	30,177
Other assets	89,434	89,560
Total Assets	$1,851,795	$1,750,443

Liabilities and Equity

Mortgages on real estate investments	$995,326	$1,012,075
Credit agreements	128,899	67,655
Secured term loan	60,654	72,417
Convertible senior notes	19,210	19,210
Other long-term debt	30,930	30,930
Total Debt Obligations	1,235,019	1,202,287
Intangible liabilities on real estate investments	32,375	33,032
Accounts payable and other liabilities	32,016	27,926
Dividends and distributions payable	10,138	8,826
Total Liabilities	1,309,548	1,272,071
Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.01 par value, 100,000,000 shares authorized:
Series A cumulative redeemable preferred, liquidation preference $25.00 per share, 1,832,000 and 3,447,182 shares issued and outstanding, respectively	39,363	79,776
Series B cumulative redeemable preferred, liquidation preference $25.00 per share, 2,941,073 shares issued and outstanding	71,665	71,665
Series C cumulative redeemable preferred, liquidation preference $25.00 per share, 1,700,000 and 0 shares issued and outstanding, respectively	39,689	–
Common stock, $0.01 par value, 500,000,000 shares authorized, 88,845,604 and 73,658,045 shares issued and outstanding, respectively	888	737
Additional paid in capital	388,036	325,824
Accumulated other comprehensive income (loss)	1,056	(666)
Total Stockholders' Equity	540,697	477,336
Non-controlling interest in consolidated subsidiaries	1,550	1,036
Total Equity	542,247	478,372
Total Liabilities and Equity	$1,851,795	$1,750,443

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2013	2012	2013	2012
Revenues:
Rental revenue	$37,421	$35,137	$109,956	$101,815
Interest income from loans and securities	1,580	1,921	4,971	6,026
Tenant reimbursements	7,107	4,552	19,346	11,939
Other revenue	168	182	479	693
Total revenues	46,276	41,792	134,752	120,473
Expenses:
Interest expense	16,796	16,723	49,303	50,666
Property expenses	10,062	7,209	28,402	20,242
Gain on derivatives	5	–	–	–
General and administrative expenses	2,650	2,754	8,963	8,604
General and administrative expenses-stock based compensation	995	830	2,764	2,441
Merger-related costs	1,067	–	3,488	–
Depreciation and amortization expense on real property	12,976	12,166	37,609	35,878
Other expenses	–	930	–	962
Total expenses	44,551	40,612	130,529	118,793
Other gains:
Gain on investment	–	300	–	1,009
Gain on extinguishment of debt, net	–	–	–	11,012
Total other gains	–	300	–	12,021
Income from continuing operations	1,725	1,480	4,223	13,701
Discontinued operations:
Loss from discontinued operations	–	(6)	–	(1,372)
Loss on investment	–	–	–	(15,229)
Total discontinued operations	–	(6)	–	(16,601)
Net income (loss) before non-controlling interest in consolidated subsidiaries	1,725	1,474	4,223	(2,900)
Non-controlling interest in consolidated subsidiaries	2	5	11	23
Net income (loss)	1,727	1,479	4,234	(2,877)
Dividends allocable to preferred shares	(3,240)	(2,731)	(10,032)	(6,812)
Net loss allocable to common stockholders	$(1,513)	$(1,252)	$(5,798)	$(9,689)

Income (loss) per common share, basic:
Income (loss) from continuing operations	$(0.02)	$(0.02)	$(0.07)	$0.10
Loss from discontinued operations	–	–	–	(0.25)
Net loss per common share, basic	$(0.02)	$(0.02)	$(0.07)	$(0.15)
Weighted average common shares outstanding, basic	88,846	66,767	84,381	66,616
Income (loss) per common share, diluted:
Income (loss) from continuing operations	$(0.02)	$(0.02)	$(0.07)	$0.10
Loss from discontinued operations	–	–	–	(0.25)
Net loss per common share, diluted	$(0.02)	$(0.02)	$(0.07)	$(0.15)
Weighted average common shares outstanding, diluted	88,975	66,767	84,510	66,616
Dividends declared per common share	$0.0775	$0.070	$0.233	$0.200
Dividends declared per preferred A share	$0.42318	$0.50781	$1.43880	$1.52344
Dividends declared per preferred B share	$0.43620	$0.52344	$1.48307	$1.02361
Dividends declared per preferred C share	$0.37760	$–	$1.23351	$–

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012

Net income (loss) before non-controlling interest in consolidated subsidiaries	$1,725	$1,474	$4,223	$(2,900)

Other comprehensive income (loss):
Change in fair value of securities available for sale	1,354	919	1,361	7,376
Change in fair value of derivatives	(137)	–	(45)	–
Reclassification of derivative items into earnings	141	40	406	22
Realized loss on derivatives	(5)	–	–	–
Other comprehensive income	1,353	959	1,722	7,398

Comprehensive income	3,078	2,433	5,945	4,498

Comprehensive income attributable to non-controlling interests	2	5	11	23

Comprehensive income attributable to CapLease, Inc.	$3,080	$2,438	$5,956	$4,521

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(Unaudited)

(in thousands)

	Stockholders' Equity
	Preferred Stock	Common Stock at Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Equity
Balance at December 31, 2012	$151,441	$737	$325,824	$(666)	$ –	$1,036	$478,372
Incentive stock plan compensation expense	–	–	2,764	–	–	–	2,764
Incentive stock plan grants issued and forfeited	–	3	(3)	–	–	–	–
Net income	–	–	–	–	4,234	–	4,234
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(11)	(11)
Issuance of common stock	–	150	86,368	–	–	–	86,518
Repurchase of common stock	–	(2)	(1,141)	–	–	–	(1,143)
Issuance of preferred stock	39,689	–	–	–		–	39,689
Repurchase of preferred stock	(40,413)	–	–	–		–	(40,413)
Dividends declared-preferred	–	–	(5,790)	–	(4,234)	–	(10,024)
Dividends declared-common	–	–	(19,986)	–	–	–	(19,986)
Contributions from noncontrolling interest	–	–	–	–	–	561	561
Distributions declared-operating partnership units	–	–	–	–	–	(36)	(36)
Increase in fair value of securities available for sale	–	–	–	1,361	–	–	1,361
Decrease in fair value of derivatives	–	–	–	(45)	–		(45)
Reclassification of derivative items into earnings	–	–	–	406	–	–	406
Balance at September 30, 2013	$150,717	$888	$388,036	$1,056	$ –	$1,550	$542,247

See notes to consolidated financial statements.

 CapLease, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$4,234	$(2,877)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	37,189	36,434
Stock based compensation	2,764	2,441
Amortization of above and below market leases	(1,301)	(612)
Loss on investments	–	14,220
(Gain) on extinguishment of debt, net	–	(11,012)
Non-controlling interest in consolidated subsidiaries	(11)	(23)
Straight-lining of rents	1,435	11,261
Amortization of discounts/premiums, and origination fees/costs, net	(374)	(331)
Amortization of debt issuance costs, leasing commissions and fair market value of debt issued or assumed	2,289	1,921
Changes in operating assets and liabilities:
Other assets	706	(14,364)
Accounts payable and other liabilities	3,408	6,230
Deposits and escrows	1	1
Net cash provided by operating activities	50,340	43,289
Investing activities
Principal received from borrowers	3,262	5,401
Proceeds from sale of securities	–	3,744
Repayments of commercial mortgage-backed securities	4,150	3,671
Proceeds from sale of real estate investments	–	9,611
Purchases of real estate investments	(70,543)	(87,970)
Real estate improvements, additions and construction in progress	(21,052)	(29,893)
Leasing commission costs	(2,467)	(3,601)
Purchases of furniture, fixtures, equipment and leasehold improvements	(620)	(15)
Net cash used in investing activities	(87,270)	(99,052)
Financing activities
Borrowings from mortgages on real estate investments	23,312	68,580
Repayments of mortgages on real estate investments	(69,356)	(43,507)
Borrowings from credit agreements	73,000	78,056
Repayments on credit agreements	(11,757)	(100,627)
Repayments on secured term loan	(11,763)	(12,042)
Debt issuance costs	(1,127)	(3,451)
Common stock issued, net of offering costs	86,518	–
Common stock repurchased	(1,143)	–
Preferred stock issued, net of offering costs	39,689	56,570
Preferred stock repurchased	(40,413)	–
Contributions from noncontrolling interest	561	–
Distributions to noncontrolling interest	(36)	(30)
Dividends paid on common and preferred stock	(28,697)	(18,754)
Net cash provided by financing activities	58,788	24,795
Net increase (decrease) in cash and cash equivalents	21,858	(30,968)
Cash and cash equivalents at beginning of period	30,177	71,160
Cash and cash equivalents at end of period	$52,035	$40,192

Supplemental disclosure of cash flow information
Cash paid for interest expense	$47,935	$49,265
Capitalized interest on development properties	619	443
Net change in accrued construction expenditures	635	–
Distributions declared but not paid	12	11
Dividends declared but not paid	10,126	7,521

Supplemental disclosure of noncash operating, investing and financing information
Value of in-place leases and above-market leases acquired	$12,546	$6,725
Value of below-market leases acquired	933	–
Mortgage notes payable assumed on properties acquired	29,427	–
Mortgage note payable-notional amount repurchased	–	11,000

See notes to consolidated financial statements.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

2.    Merger Agreement

On May 28, 2013, CapLease, and certain subsidiaries of CapLease, including the Operating Partnership, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Properties, Inc., a Maryland corporation (“ARCP”), ARC Operating Partnership, L.P., a Delaware limited partnership and the operating partnership of ARCP (the “ARCP Operating Partnership”), and Safari Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of ARCP (“Merger Sub”). The Merger Agreement provides for (i) the merger of CapLease with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of ARCP, and (ii) the merger of the Operating Partnership with and into ARCP Operating Partnership, with ARCP Operating Partnership surviving (the “Partnership Merger” and, together with the Merger, the “Mergers”). The Board of Directors of CapLease has unanimously approved the Merger Agreement, the Mergers and the other transactions contemplated by the Merger Agreement, and the holders of CapLease’s common stock have approved the Merger and the other transactions contemplated by the Merger Agreement.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

The Company reviews its owned real properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s net carrying value, an impairment charge is recognized to earnings to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and includes an evaluation of factors such as the anticipated cash flows from the property, which may include rent from current leases in place and projected future leases, estimated capital expenditures, and an estimate of proceeds to be realized upon sale of the property. The Company’s estimates could differ materially from actual results. The Company has determined that the significant inputs used to evaluate its owned properties for impairment primarily rely on Level 3 inputs in accordance with the fair value measurement topic in the applicable accounting guidance as described in Note 8 below. The Company did not recognize any impairment losses on long-lived assets during the nine months ended September 30, 2013. The Company did not recognize any impairment losses on long-lived assets during the nine months ended September 30, 2012, although it did recognize a loss on sale of one real property during the nine months ended September 30, 2012. See Note 7.

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

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors considered by management in its analysis of in-place lease values include estimates of the dark value of the property, carrying costs during the hypothetical expected time it would take management to find a tenant to lease the space for the existing lease term (a “lease-up period”) considering current market conditions, and costs to execute similar leases. Management estimates carrying costs, including such factors as real estate taxes, insurance and other operating expenses during the expected lease-up period, considering current market conditions and costs to execute similar leases. In estimating costs to execute similar leases, management considers leasing commissions and other related expenses. Characteristics considered by management in estimating the value of tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases is amortized as a component of depreciation expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles, if any, is amortized as a component of depreciation expense over the anticipated life of the relationships. Through September 30, 2013, the Company has assigned no value to tenant relationships on any of its acquisitions.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at lower of cost or estimated fair value. The Company did not sell any of its loan investments during the nine months ended September 30, 2013, and, as of September 30, 2013, the Company has not classified any of its loans as held for sale. The Company also did not sell any of its loan investments during the nine months ended September 30, 2012.

The Company evaluates its loan investments for possible impairment on a quarterly basis. The Company’s impairment analysis includes both a general reserve component and an asset-specific component. The general reserve component covers performing loans and in accordance with relevant accounting guidance an allowance for loan losses is recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. Actual loan losses are then charged against the allowance when management believes that uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Significant judgment is required in determining reserve balances for the performing loan portfolio, including estimates of the likelihood of default and lease rejection given the credit characteristics of the tenant, and estimates of stressed collateral values and potential bankruptcy claim recoveries. These estimates are highly subjective and could differ materially from actual results. As of September 30, 2013, the Company has a general loan loss reserve of $500. See Note 5.

The asset-specific component of the loan loss impairment analysis relates to specific loans where the Company has deemed it probable that it will not be able to collect all amounts due according to the contractual terms of the loan. Any resulting loan specific loss is measured based on the present value of expected future cash flows from the loan or the fair value of the loan collateral, if the loan is collateral dependent. Significant judgment is required in determining any resulting loan specific loss, including factors such as the status of the loans (i.e., current or actual or expected payment or other defaults), the credit quality of the underlying tenants, the present value of expected future cash flows on the loans, the fair value of any collateral, and the amount and status of any senior debt. These estimates are highly subjective and could differ materially from actual results. The Company’s accounting policy is to continue to accrue interest income on specific impaired loans as long as it concludes it is likely to collect it. As of September 30, 2013, the Company did not have any asset-specific loan loss reserves.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. The Company had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the nine months ended September 30, 2013. The Company also had no other-than-temporary impairment losses on securities charged to the Statement of Operations during the nine months ended September 30, 2012.

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

September 30, 2013 (unaudited)

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

Risk Management Transactions

The Company may enter into risk management transactions as part of its overall portfolio financing strategy. These transactions are intended to manage the Company’s exposure to changes in interest rates associated with its present or expected future debt obligations. As of September 30, 2013, the Company was party to a single risk management transaction to manage its exposure to changes in interest rates under the loan agreement with Bank of Oklahoma which is a floating rate borrowing facility. See Note 13. The Company accounts for the interest rate swap agreement in accordance with FASB ASC Topic 815, Derivatives and Hedging (“Topic 815”). In accordance with Topic 815, the agreement is carried on the Company’s Consolidated Balance Sheets at its fair value, as an asset if fair value is positive, or as a liability if fair value is negative. If the interest rate swap is designated as a cash flow hedge, the effective portion of the interest rate swap’s change in fair value is reported as a component of Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheets; the ineffective portion, if any, is recognized directly in earnings. The fixed rate interest rate payments that the Company makes pursuant to the swap agreement are recognized as a component of interest expense on the Company’s Consolidated Statements of Operations.

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

September 30, 2013 (unaudited)

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

Earnings per Share

As required by GAAP, the Company presents both basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. For the 2013 periods, the Company’s computation of diluted EPS includes 128,900 shares of common stock, which represents the target number of shares of common stock associated with outstanding performance share unit awards. As described in Note 2 above, the performance share unit awards will become fully earned and settled as to 100% of the target number of shares of common stock on the closing date of the Merger, and all such settled shares will have the right to receive the Common Merger Consideration. The Company’s computation of diluted earnings per share does not include shares of common stock that may be issued in the future upon conversion of the convertible senior notes issued in October 2007, as the impact would not be dilutive. The number of weighted average common shares not included was 1,697,595 for each of the three and nine months ended September 30, 2013, and 3,093,759 for each of the three and nine months ended September 30, 2012.

The following summarizes the Company’s EPS computations for the three and nine months ended September 30, 2013 and September 30, 2012 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net loss allocable to common stockholders	$(1,513)	$(1,252)	$(5,798)	$(9,689)
Weighted average number of common shares outstanding, basic	88,846	66,767	84,381	66,616
Weighted average number of common shares outstanding, diluted	88,975	66,767	84,510	66,616
Net loss per share, basic	$(0.02)	$(0.02)	$(0.07)	$(0.15)
Net loss per share, diluted	$(0.02)	$(0.02)	$(0.07)	$(0.15)
Non-vested shares included in weighted average number of shares outstanding above	1,137	1,520	1,137	1,520

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

September 30, 2013 (unaudited)

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

September 30, 2013 (unaudited)

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

4.    Real Estate Investments

Real estate held for investment and related intangible liabilities consisted of the following at September 30, 2013 and December 31, 2012:

	Sep 30, 2013	Dec 31, 2012
	Unaudited
Real estate investments:
Land	$235,282	$219,059
Building and improvements	1,544,258	1,410,767
Construction in progress, land	6,426	5,635
Construction in progress, building and improvements	6,651	47,113
Intangible assets	183,939	171,393
Less: Accumulated depreciation and amortization	(349,843)	(312,551)
Real estate investments, net	$1,626,713	$1,541,416
Intangible liabilities on real estate investments:
Intangible liabilities	$46,884	$47,908
Less: Accumulated amortization	(14,509)	(14,876)
Intangible liabilities on real estate investments, net	$32,375	$33,032

Except for the speculative development project described below, the Company did not make any real estate acquisitions during the quarter ended September 30, 2013. In addition to the speculative development project, the Company also continued to fund the build-to-suit project described below during the quarter ended September 30, 2013.

Leasing Activity

During January 2013, Bob’s Stores, LLC, the sole tenant at the Company’s 88,420 square foot retail property located in Randolph, Massachusetts, exercised its right to extend the lease for five additional years, until January 31, 2019. The lease extension commences February 1, 2014 and the rental rate is $9.76 per square foot. The tenant’s obligations under the foregoing lease are guaranteed by various subsidiaries of CVS Caremark Corporation.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

During July 2013, the Company entered into a multi-year lease of 19,345 square feet at the multi-tenant office building at 1299 Farnam Street in Omaha, NE.

During August 2013, the Company entered into a one-year lease commencing in November 2013 of the 764,177 square foot warehouse property located in Fort Wayne, IN. The lease is with The Procter & Gamble Manufacturing Company and also includes a tenant option to extend for an additional five years. The annual rental rate during the one year term is $2.75 per square foot.

Development Activities

During June 2013, the Company entered into an agreement to construct a distribution warehouse in Columbia, SC on a build-to-suit basis for a large private company tenant. The new build-to-suit project has an estimated total investment of $22,033. Construction activity and funding of the project commenced during June 2013. The Company will fund all of the project costs from cash on hand and other sources of available liquidity.

During August 2013, the Company entered into an agreement with a major Texas-based developer to develop a 150,000 square foot speculative office building in The Woodlands, TX, adjacent to and part of the same development as an existing office building owned by the Company and purchased in 2012. Costs of the project which are budgeted to be $33,987 are scheduled to be funded by equity contributions from the Company and its developer partner, and $17,000 of advances during the construction period under a development loan entered into with Amegy Bank. All equity contributions are scheduled to be borne as follows: the Company, 90%; and the developer, 10%; except for cost overruns, which will be borne 50% each. Because the Company has a controlling financial interest in the investment, it consolidates the investment for financial accounting purposes. The Company has an option to purchase, and the developer the option to sell to the Company, in each case at fair market value, the developer’s interest in the project upon (i) substantial completion of the project and (ii) leases being entered into for 95% of the square footage of the project. Construction activity and funding of the project commenced during the quarter ended September 30, 2013. The Company will fund its share of the project costs from cash on hand and other sources of available liquidity.

The table below details the Company’s investment in its pending development projects as of September 30, 2013. The information included in the table below represents management’s estimates and expectations at September 30, 2013 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results.

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)	Percent Owned	Investment through 9/30/13	Estimated Remaining Investment	Estimated Total Investment	Estimated Completion Date
Columbia, SC	Large private company	Warehouse	450,000	10.5(1)	100%	$7,426	$14,632	$22,033	Q1 2014
The Woodlands, TX	N/A – speculative development	Office building	150,000	N/A	90%	$5,660	$28,352	$33,987	Q3 2014

   (1) The lease is in force and rent and the 10.5 year lease term will commence upon substantial completion of the building.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

The amount of the “Investment” as of September 30, 2013, includes capitalized interest of $50, including imputed interest on equity funded by the Company in accordance with GAAP of $25 for the Columbia, SC project and $25 for The Woodlands, TX project. The “Estimated Remaining Investment” and “Estimated Total Investment” are based on project budgets and therefore do not include any amounts of imputed interest under GAAP.

Straight-Line Rent Adjustment

As described under “Revenue Recognition” in Note 2 above, the Company recognizes rental revenue from its owned properties on a straight-line basis as required by relevant accounting guidance. The impact of the straight-line rent adjustment on rental revenue is recorded on the Company’s Consolidated Balance Sheet through accrued rental income. Amounts for accrued rental income as of September 30, 2013 and December 31, 2012, were as follows:

	Sep 30, 2013	Dec 31, 2012
	Unaudited
Accrued Rental Income	$33,708	$35,144

Accrued rental income is included in “Other assets” on the Company’s Consolidated Balance Sheet. See Note 9.

Depreciation and Amortization Expense

Depreciation expense and amortization of intangible assets and liabilities on real estate investments for the three and nine months ended September 30, 2013 and September 30, 2012, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Depreciation on real estate (included in depreciation and amortization expense)	$9,803	$8,574	$28,257	$24,930
Amortization of in-place leases (included in depreciation and amortization expense)	2,946	3,479	8,746	10,653
Amortization of above-market leases (included as a reduction of rental revenue)	114	319	290	1,027
Amortization of below-market leases (included as an increase to rental revenue)	512	547	1,591	1,640

As of September 30, 2013, the Company’s weighted average amortization period on intangible assets was 7.5 years, and the weighted average amortization period on intangible liabilities was 24.5 years.

Scheduled amortization on existing intangible assets and liabilities on real estate investments as of September 30, 2013, was as follows:

	Intangible Assets	Intangible Liabilities
3 months ending December 31, 2013	$3,060	$512
2014	12,239	2,048
2015	11,580	1,772
2016	9,994	1,707
2017	7,284	1,525
Thereafter	27,281	24,812
Total	$71,436	$32,375

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

5.    Loans Held for Investment

Loans held for investment at September 30, 2013 and December 31, 2012, are summarized in the following table. These investments consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. As of September 30, 2013, the weighted average credit rating of the underlying tenants was BBB+ from Standard & Poor’s. As of September 30, 2013, none of the Company’s loans held for investment were on non-accrual status or past due 90 days or more.

	Sep 30, 2013	Dec 31, 2012
	Unaudited
Principal	$28,099	$31,329
Discount	(3,703)	(3,797)
Cost basis	24,396	27,532
Allowance for loan losses	(500)	(500)
Carrying amount of loans	23,896	27,032
Deferred origination fees, net	(57)	(60)
Total	$23,839	$26,972

As of September 30, 2013, the Company’s loan investments carried interest rates ranging from 5.28% to 7.24%. As of December 31, 2012, the Company’s loan investments carried interest rates ranging from 5.28% to 9.32%. During May 2013, the mortgage loan on the property in Wilmington, DE leased to Hercules Incorporated matured and was paid in full. At September 30, 2013 and December 31, 2012, the weighted average effective interest rate on the Company’s loan investments, as measured against its cost basis, was 6.6% and 6.9%, respectively.

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

September 30, 2013 (unaudited)

The following table is a summary of the Company’s loans held for investment by credit category with the credit ratings of the underlying tenants presented as of each applicable balance sheet date:

	Carry Value
Credit rating (1)	9/30/13	12/31/12
	(unaudited)
Investment grade rating of A- or A3 and above	$5,247	$5,301
Investment grade rating of below A- or A3	19,149	19,761
Non-investment grade rating	-	2,470
General loan loss reserve	(500)	(500)
	$23,896	$27,032

(1)	Reflects the underlying tenant's or lease guarantor's actual or implied senior unsecured credit rating from S&P or equivalent rating if rated only by Moody's.

As of September 30, 2013, the Company has a general loan loss reserve of $500, reflecting management’s estimate of losses that have probably occurred in its mortgage loan portfolio. The loan loss reserve was established at December 31, 2008, and to date the Company has not had any actual losses charged against the allowance.

During the nine months ended September 30, 2012, the Company received net proceeds of $709 in satisfaction of the outstanding balance of its loan to the franchise lending venture. The amount received is included in “Gain on investment” in the Company’s Consolidated Statements of Operations. The Company previously recorded aggregate losses of $1,432 related to this investment, including $444 during the quarter ended June 30, 2009 and $988 during the quarter ended June 30, 2011.

6.    Commercial Mortgage-Backed Securities

As of September 30, 2013, the Company classifies all of its commercial mortgage-backed securities as “available for sale” for financial accounting purposes and carries those securities on the Consolidated Balance Sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity on the Company’s Consolidated Balance Sheet.

A detailed schedule of the Company’s securities investments at each of September 30, 2013 and December 31, 2012 follows:

	Face Amount (1)		Cost Basis		Fair Value
Description	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
	Unaudited		Unaudited		Unaudited
Certificated Mortgage Loan (with Alcatel-Lucent USA Inc. as tenant in Highlands Ranch, CO) (rated B-)	$22,286	$23,487	$22,502	$23,741	$21,471	$21,675
Certificated Mortgage Loan (with CVS Corporation as tenant / multi-property) (rated BBB+)	15,703	16,216	15,703	16,216	17,060	18,689
Certificated Mortgage Loan (with Koninklijke Ahold, N.V. as tenant / multi-property) (rated BBB)	5,687	6,546	5,739	6,616	6,369	7,534
BACM 2006-4, Class H (rated D)	4,000	4,000	–	–	100	60
BACMS 2002-2, Class V-1 (7-Eleven, Inc.) (rated AA-)	761	714	683	625	683	625
BACMS 2002-2, Class V-2 (Sterling Jewelers) (not rated)	1,162	1,090	1,020	933	1,021	935
CALFS 1997-CTL1, Class D (rated B-)	1,613	2,550	1,613	2,550	1,533	2,423
CMLBC 2001-CMLB-1, Class H (rated B-)	11,907	11,907	7,476	7,321	7,144	5,954
CMLBC 2001-CMLB-1, Class J (rated D)	6,383	6,383	101	362	1,277	1,213
NLFC 1999-LTL-1, Class X (IO) (rated AAA)	3,097	3,474	3,097	3,474	3,117	3,210
Total	$72,598	$76,368	$57,933	$61,838	$59,774	$62,318

          (1) Reflects face amount, or, in the case of the NLFC 1999-LTL-1 Class X (IO) bond, amortized cost.

All credit ratings in the above table are as of September 30, 2013.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

The Company evaluated each of its securities for other-than-temporary impairment at September 30, 2013, and determined that no other-than-temporary impairment charges on its securities were appropriate.

Unrealized gains and losses on securities at September 30, 2013 and December 31, 2012, included as a component of Accumulated Other Comprehensive Income (Loss) on the Company’s Consolidated Balance Sheet, consisted of the following, and did not include any other-than-temporary impairment charges:

	Sep 30, 2013	Dec 31, 2012
	Unaudited
Unrealized gains on securities available for sale	$3,284	$4,304
Unrealized losses on securities available for sale	(1,443)	(3,824)

The following table summarizes the Company’s securities in an unrealized loss position as of September 30, 2013.

	Aggregate Fair Value	Aggregate Unrealized Loss	Number of Securities
In unrealized loss position 12 or more consecutive months	$30,148	$1,443	3

The credit rating on all 3 securities in a continuous unrealized loss position for more than 12 months as of September 30, 2013,was B- and those securities have a weighted average maturity of approximately 6.0 years. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of September 30, 2013.

At September 30, 2013 and December 31, 2012, the weighted average effective interest rate (yield to maturity on adjusted cost basis) on securities was approximately 8.8% and 8.4%, respectively.

7.    Assets Sold and Discontinued Operations

Nine Months Ended September 30, 2013

The Company did not sell any assets during the nine months ended September 30, 2013, and has not classified any assets as held for sale as of September 30, 2013.

Nine Months Ended September 30, 2012

The Company sold the following investments during the nine months ended September 30, 2012:

During July, the Company sold two securities investments. The $2,379 face amount of Class A bonds and $2,000 face amount of Class B bonds in the CapLease 2005 CDO transaction were sold for total sales proceeds of $3,744, and the Company recognized a gain on investment during the quarter ended September 30, 2012 of $300.  The gain is included as a component of “Gain on investment” in the Company’s Consolidated Statement of Operations. The aggregate carrying amount of the securities sold was $3,444 as of June 30, 2012.

During June, the Company sold the vacant Johnston, Rhode Island property to the former tenant at the building. As part of the sale, the Company also settled its litigation with the former tenant regarding its end-of-lease surrender obligations. The Company sold the property for a cash purchase price of $9,750, before transaction expenses. The Company recognized a loss on such sale during the nine months ended September 30, 2012, of $15,229. The loss is included as a component of discontinued operations under the caption “Loss on investment” on the Company’s Consolidated Statement of Operations. The operating results of the sold property have been reclassified as a component of discontinued operations for all periods presented.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

The carrying amounts, notional or face amounts and estimated fair values of the Company’s other financial instruments (as defined under GAAP) at September 30, 2013 and December 31, 2012, are as follows:

	Carrying Amount		Notional Amount		Estimated Fair Value
	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
	Unaudited		Unaudited		Unaudited
Assets:
Loans held for investment	$23,896	$27,032	$28,099	$31,329	$26,483	$31,303
Commercial mortgage-backed securities	59,774	62,318	72,598	76,368	59,774	62,318
Liabilities:
Mortgages on real estate investments	$995,326	$1,012,075	$994,326	$1,010,754	$1,039,454	$1,072,963
Credit agreements	128,899	67,655	128,899	67,655	128,899	67,655
Secured term loan	60,654	72,417	60,654	72,417	61,538	68,750
Convertible senior notes	19,210	19,210	19,210	19,210	19,208	19,202
Other long-term debt	30,930	30,930	30,930	30,930	26,775	29,736
Derivative liabilities	45	–	30,853	–	45	-

The fair values indicated above are indicative of the interest rate and credit spread environment as of September 30, 2013 and December 31, 2012, respectively, and may not take into consideration the effects of subsequent changes in interest rates, credit spreads and ratings of the underlying tenants on the related leases. The methodologies used and key assumptions made to estimate fair values are as follows:

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

September 30, 2013 (unaudited)

Other long-term debt— The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

Derivative liabilities— This instrument represents a hedging and risk management transaction involving an interest rate swap. It has been valued by reference to market quotations and counterparty credit risks.

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

The guidance applies principally to the Company’s securities investments, all of which are classified as available for sale for accounting purposes and, as such, are measured at fair value on a recurring basis on the Company’s financial statements. The guidance also applies to the Company’s derivative transactions which, as of September 30, 2013, comprised a single interest rate swap transaction that the Company entered into during the nine months ended September 30, 2013. See Note 13.

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

As of September 30, 2013, the Company has not classified any of its securities or its one outstanding derivative transaction as Level 1.

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

As of September 30, 2013, the Company has classified three securities in total as Level 2: two certificated mortgage loans (one with CVS Corporation as underlying tenant and the other with Koninklijke Ahold, N.V. as underlying tenant) and its sole remaining generic commercial mortgage-backed security investment (BACM 2006-4, Class H), as Level 2.

The majority of the inputs used to estimate the fair value of the Company’s derivatives fall within Level 2 of the fair value hierarchy. The Company does utilize credit valuation adjustments in estimating the fair value of derivatives, and such credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. Therefore, the Company has also classified its one outstanding derivative transaction as of September 30, 2013, as Level 2 in the fair value hierarchy.

●

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. These valuations require a considerable amount of judgment and assumptions.

As of September 30, 2013, the Company has classified all of its securities that are backed primarily by single tenant loan collateral, other than the CVS and Ahold backed certificated loans discussed above, as Level 3. The valuation technique utilized by management is a discounted cash flow analysis. Management evaluates a variety of inputs to estimate the applicable discount rate. The primary inputs evaluated by management in estimating the discount rate are broker quotations (observable), collateral values (observable), subordination levels (observable), and liquidity of the security (unobservable). These inputs are the factors employed by management and to its knowledge other parties in determining where to price actual transactions. The Company’s securities available for sale that are classified as Level 3 are unique in that in most cases the Company owns the entire bond class. As a result, the broker quotes obtained by the Company reflect expected pricing rather than actual trades and may also reflect transactions in inactive markets. Therefore, the Company believes Level 3 is the appropriate classification in the fair value hierarchy for the Company’s available for sale securities.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

The table below presents the fair value of the Company’s securities investments and the fair value of the outstanding derivative transaction as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30,2013
Assets
Securities available for sale	$–	$23,529	$36,245	$59,774

Liabilities
Derivative liabilities	$–	$45	$–	$45

A 50 basis point (or 0.50%) change in the discount rate utilized to estimate fair value would result in a change in the fair value of securities that are classified as Level 3 of approximately $744 as of September 30, 2013.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

The following table summarizes the change in the fair value for Level 3 items for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended September 30,		Nine months ended September 30,
Securities available for sale	2013	2012	2013	2012
Beginning balance	$35,021	$37,246	$36,034	$32,829
Gains (losses) included in net income (loss):
Included in interest income	84	72	264	228
Gains (losses) included in other comprehensive income	1,480	544	2,724	6,713
Purchases, sales, issuances and settlements (net)	(340)	(4,081)	(2,777)	(5,989)
Transfers in (out) of Level 3	–	–	–	–
Ending balance	$36,245	$33,781	$36,245	$33,781

9.    Other Assets

Other assets as of September 30, 2013 and December 31, 2012, consisted of the following:

	Sep 30, 2013	Dec 31, 2012
	Unaudited
Receivables and accrued interest	$9,630	$8,713
Prepaid expenses and deposits	2,035	1,798
Mortgage lender reserve accounts	28,861	30,758
Restricted cash	402	413
Amounts held by servicer	1,053	932
Accrued rental income	33,708	35,144
Debt issuance costs, net	5,492	5,775
Deferred leasing costs, net	6,559	4,699
Investment in statutory trust	930	930
Other	764	398
Total	$89,434	$89,560

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

During June 2013, the Company entered into an amendment to the credit agreement with Wells Fargo Bank. The amendment temporarily increases the Company’s aggregate borrowing capacity under the revolving credit agreement to up to $150,000 (from up to $100,000). The additional $50,000 in aggregate borrowing capacity will remain available to the Company until December 21, 2013, provided that the Company may extend the increased capacity for an additional six months until June 21, 2014, subject to the payment of an extension fee and the satisfaction of certain other routine conditions.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

As of September 30, 2013, the collateral pool consisted of 21 real properties: the 11 Kroger grocery store properties the Company owns located in GA, TN and KY, the two multi-tenant properties the Company owns in Omaha, NE, the property the Company owns in Columbus, OH leased to Abbott Laboratories, the property the Company owns in Bloomington, IN leased to Baxter International, Inc., the property the Company owns in Louisville, KY leased to Michelin North America, Inc., the two properties the Company owns in Englewood, CO (one leased to Comcast Corporation and the other to Pulte Mortgage LLC), the property the Company owns in Plano, TX leased to Capital One Financial Corporation, the property the Company owns in Ashland, VA leased to Vitamin Shoppe Industries Inc. and the property the Company owns in Malvern, PA leased to Teva Pharmaceuticals Industries Limited. Advance rates on these properties are generally equal to 60% or 65%, depending on the property, of the lender’s as-is appraised value. The Company is authorized to add additional real estate properties to the collateral pool over time subject to the lender’s approval of the property, and the Company has done so and expects to continue to do so as it adds additional real estate properties and as mortgage debt matures on properties the Company currently owns. The Company is also authorized to remove assets provided it repays any associated borrowings at par.

The Company’s borrowings are a recourse obligation, and CapLease has guaranteed all obligations of its various subsidiaries that act as borrowers under the agreement and own the real property that comprises the initial collateral pool.

The Company made various customary representations and warranties and affirmative and negative covenants pursuant to the credit agreement, and agreed to various customary events of defaults. The Company also agreed to various financial covenants which it is required to be in compliance with during the term of the credit agreement. The principal financial covenants are as follows:

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

As of September 30, 2013, the Company was in compliance with the above financial covenants.

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

The Company made various customary representations and warranties and affirmative and negative covenants pursuant to the credit agreement, and agreed to various customary events of defaults. The Company also agreed to various financial covenants which it is required to be in compliance with during the term of the credit agreement. The financial covenants, as well as the representations and warranties, affirmative and negative covenants, and events of default, closely conform to those included in the Company’s senior secured credit agreement with Wells Fargo described above.

As of September 30, 2013, the Company was in compliance with the financial covenants under the KeyBank credit agreement.

Borrowings and collateral carry values related to the Company’s credit agreements as of September 30, 2013 and December 31, 2012, were as follows:

	At September 30, 2013		At December 31, 2012
	Borrowings	Collateral Carry Value	Borrowings	Collateral Carry Value
	Unaudited	Unaudited
Wells Fargo Bank Credit Agreement
Owned properties	$121,000	$247,101	$58,056	$133,530
KeyBank Credit Agreement
Loans held for investment	1,347	2,150	1,414	2,277
Intercompany mortgage loans on CapLease properties	4,929	7,179	6,410	9,765
Commercial mortgage-backed securities	1,622	3,117	1,776	3,210
Total	$128,898	$259,547	$67,656	$148,782

For the three and nine months ended September 30, 2013 and September 30, 2012, the following interest rates applied with respect to the Company’s credit agreement borrowings:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Weighted average effective financing rate	3.9%	4.9%	3.9%	4.2%
One-Month LIBOR rate	0.18%	0.24%	0.20%	0.25%

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

Mortgage Notes on Real Estate Investments

The Company has financed many of its owned real properties with first mortgage debt. The Company’s mortgage notes payable are summarized in the following table:

	Sep 30, 2013		Dec 31, 2012
Property Description	Face Amount of Debt	Carry Value of Debt	Face Amount of Debt	Carry Value of Debt	Coupon	Effective Financing Rate (1)	Maturity Date
	Unaudited	Unaudited
Abbott Laboratories, Waukegan, IL	$13,753	$13,753	$14,056	$14,056	5.11%	5.2%	Aug 2015
Aetna Life Insurance Company, Fresno, CA	16,043	16,043	16,043	16,043	5.63%	5.7%	Dec 2016
Allstate Insurance Company, Charlotte, NC	18,926	18,926	19,156	19,156	5.68%	5.7%	Jan 2016
Allstate Insurance Company, Roanoke, VA	20,149	20,149	20,394	20,394	5.68%	5.8%	Jan 2016
AMEC plc, Houston, TX	15,820	16,060	15,977	16,284	5.85%	5.3%	Apr 2016
Aon Corporation, Glenview, IL	56,043	56,043	57,522	57,522	5.23%	5.8%	Nov 2014
AT&T Services, Inc./MetroPCS Communications, Inc., Richardson, TX	20,306	20,306	20,546	20,546	4.60%	4.8%	Jun 2022
Becton, Dickinson and Company, San Antonio, TX	10,000	10,000	–	–	3.95%	4.2%	Apr 2023
Breinigsville, PA (Nestle); Fort Wayne, IN (Vacant); and Lathrop, CA (Del Monte)	105,287	105,287	105,305	105,305	6.32%	6.8%	Feb 2014
Bunge North America, Inc., Fort Worth, TX	6,262	6,262	6,262	6,262	5.45%	5.6%	May 2017
Cadbury Holdings Limited, Whippany, NJ	31,287	31,287	31,848	31,848	5.26%	5.3%	Mar 2015
Cadbury Holdings Limited, Whippany, NJ	834	834	1,227	1,227	5.26%	6.5%	Mar 2015
Capital One Financial Corporation, Plano, TX	–	–	18,767	18,767	5.24%	5.3%	N/A
Choice Hotels International, Inc., Silver Spring, MD	–	–	25,189	25,189	5.30%	5.3%	N/A
Cimarex Energy Company, Tulsa, OK	30,853	30,853	17,688	17,688	LIBOR+275	Floats	Jul 2018
Con-Way Freight, Inc. , Ann Arbor, MI	29,488	29,305	–	–	4.00%	4.1%	Sep 2022
Cooper Tire & Rubber Company, Franklin, IN	17,090	17,090	17,355	17,355	5.54%	5.8%	May 2021
County of Yolo, California, Woodland, CA	10,332	10,332	10,332	10,332	5.68%	5.8%	Feb 2017
Crozer-Keystone Health System, Ridley Park, PA	2,417	2,417	2,662	2,662	5.40%	6.0%	Apr 2019
CVS Caremark Corporation, Randolph, MA	7,018	7,018	7,275	7,275	5.40%	6.4%	Jan 2014
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	38,356	38,356	39,014	39,014	5.33%	5.4%	Jun 2015
Exelis, Inc. (formerly ITT Corporation), Herndon, VA	1,613	1,613	2,233	2,233	5.33%	6.4%	Jun 2015
Farmers Group, Inc., Simi Valley, CA	25,620	25,620	25,620	25,620	5.81%	5.9%	Jan 2017
Farmers New World Life Insurance Company, Mercer Island, WA	29,259	29,259	29,538	29,538	5.69%	5.7%	Jan 2016
General Motors Financial Company, Inc., Arlington, TX	25,700	25,545	26,128	25,947	5.28%	5.5%	Sep 2017
Invesco Holding Co. Ltd., Denver, CO	43,700	43,700	43,700	43,700	6.03%	6.1%	Jul 2016
Johnson Controls, Inc., Largo, FL	16,200	16,200	16,200	16,200	5.48%	5.5%	Jan 2017
Koninklijke Ahold, N.V., Levittown, PA	13,404	13,404	13,588	13,588	6.05%	6.1%	Jul 2016
Lowes Companies, Inc., Aliso Viejo, CA	40,193	40,193	40,681	40,681	5.10%	5.4%	Jul 2015
Lowes Companies, Inc., New Orleans, LA	8,117	8,689	8,330	8,938	5.57%	4.8%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	7,259	7,634	7,454	7,854	5.32%	4.7%	Aug 2030
Lowes Companies, Inc., New Orleans, LA	410	449	420	462	5.93%	4.8%	Aug 2030
Omnicom Group, Inc., Irving, TX	–	–	12,144	12,144	5.24%	5.3%	N/A
Pearson Plc., Lawrence, KS	15,236	15,236	15,404	15,404	5.84%	6.0%	May 2016
Praxair, Inc., The Woodlands, TX	22,440	22,440	22,440	22,440	3.70%	3.9%	Aug 2022
Tiffany & Co., Parsippany, NJ	56,000	56,000	56,655	56,655	5.33%	5.3%	Oct 2015
Time Warner Cable Enterprises LLC, Milwaukee, WI	17,500	17,500	17,500	17,500	5.55%	5.6%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	1,819	1,819	1,991	1,991	6.18%	6.8%	Dec 2016
Time Warner Cable Enterprises LLC, Milwaukee, WI	1,464	1,464	1,910	1,910	5.83%	6.8%	Dec 2015
TJX Companies, Inc., Philadelphia, PA	67,537	67,537	68,118	68,118	5.57%	5.6%	Mar 2016
T-Mobile USA, Inc., Nashville, TN	10,336	10,336	10,456	10,456	5.59%	5.7%	Dec 2016
United States Government (DEA), Birmingham, AL	10,615	10,615	10,751	10,751	5.23%	5.4%	Sep 2015
United States Government (EPA), Kansas City, KS	17,216	17,216	18,180	18,180	3.23%	3.8%	Mar 2023
United States Government (FBI), Albany, NY	10,137	10,137	10,137	10,137	5.50%	5.7%	Nov 2016
United States Government (FBI), Birmingham, AL	17,719	17,719	17,946	17,946	5.23%	5.3%	Sep 2015
United States Government (NIH), N. Bethesda, MD	54,996	54,996	56,281	56,281	5.32%	5.6%	Sep 2015
United States Government (SSA), Austin, TX	5,069	5,069	5,134	5,134	5.23%	5.5%	Sep 2015
United States Government (VA), Ponce, PR	2,812	2,853	3,367	3,428	7.30%	6.4%	Apr 2016
Walgreen Co., Portsmouth, VA	2,166	2,237	2,306	2,390	7.20%	6.2%	Jul 2018
WorleyParsons Limited, Houston, TX	19,525	19,525	19,525	19,525	4.00%	4.3%	Jan 2023
Total	$994,326	$995,326	$1,010,754	$1,012,075

(1)    The effective financing rate is the Company’s approximate borrowing cost, including the effect of hedge gains or losses and other deferred financing costs associated with the related borrowing.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

The mortgage notes in the above table are non-recourse to the Company subject to limited non-recourse exceptions and are secured by the respective properties and an assignment of the relevant leases on the properties. See Note 4 regarding the separate and distinct nature of the Company’s SPEs. The Company’s book value before accumulated depreciation and amortization on owned properties encumbered with mortgage debt aggregated $1,599,217 at September 30, 2013, and $1,627,788 at December 31, 2012.

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

During the nine months ended September 30, 2013, the construction loan was converted to a floating rate term loan bearing interest calculated monthly at a rate equal to the one month LIBOR rate plus 275 basis points and maturing in July 2018. Final funding of the loan which increased the total amount advanced under the loan to $31,000 also occurred during the nine months ended September 30, 2013. During the term loan period, in addition to monthly payments of interest, the Company is also obligated to pay principal to the lender based on a 25-year amortization period. Subject to customary non-recourse exceptions, the lender’s recourse in the event of a default of the loan is limited to the property and the other assets of the Company’s joint venture entity that owns the property.

Also during the nine months ended September 30, 2013, the Company entered into a swap agreement with Bank of Oklahoma related to the debt on the Cimarex property. The swap agreement is structured to fix the interest rate payable on the Company’s borrowings under the loan agreement with Bank of Oklahoma at 4.10% annually during the full five year term loan period. See Note 13.

Loan Agreement for The Woodlands, TX Development Project

During August 2013, the Company entered into a loan agreement with Amegy Bank National Association related to the speculative office building project described at Note 4 above. The loan agreement provides that the lender will advance up to $17,000 to fund project costs during the construction period beginning after the full $17,000 of equity is contributed by the Company and its developer partner. The lender has also agreed to advance another $6,800 of loan proceeds upon the satisfaction of certain leasing and debt service conditions.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

The loan with Amegy Bank is for a three year term scheduled to mature on August 19, 2016, although the Company has successive options to extend the term for one additional year each subject to the payment of an extension fee and the satisfaction of certain debt service and other conditions. Until the scheduled maturity date in August 2016, interest only will be payable to the lender on outstanding borrowings at a floating rate of LIBOR plus a LIBOR spread. The LIBOR spread will be 295 basis points until the property achieves debt service coverage of 1.40 to 1.00, at which point it will be 225 basis points. The Company may select a one month, three month or six month interest period for its LIBOR-based borrowings. Liability for the obligations under the loan agreement is limited to the Company’s special-purpose subsidiary that owns and is developing the property. As of September 30, 2013, the Company had not borrowed any amounts under the loan agreement with Amegy Bank.

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

Amounts related to the secured term loan as of September 30, 2013, were as follows:

	Borrowings	Collateral Carry Value
Loans held for investment	$14,308	$20,289
Intercompany mortgage loans on CapLease properties	11,067	23,017
Commercial mortgage-backed securities	35,279	46,533
Total	$60,654	$89,839

Convertible Senior Notes

During October 2007, CapLease issued $75,000 principal amount of 7.50% convertible senior notes due 2027. As of September 30, 2013, CapLease had $19,210 principal amount of convertible senior notes outstanding. The notes represent general unsecured recourse obligations of CapLease and rank equally in right of payment with all of its other existing and future obligations that are unsecured and unsubordinated.

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

The Company recorded interest expense on the convertible senior notes for the three and nine months ended September 30, 2013 and September 30, 2012 as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Interest expense paid or accrued at stated interest rate of 7.5%	$361	$657	$1,076	$1,963
Convertible senior notes issuance costs expensed as a component of interest expense	-	59	1	172
Interest expense at the nonconvertible debt incremental borrowing rate of 2.5%	-	164	-	485
Total convertible senior notes interest expense	$361	$880	$1,077	$2,620

For financial accounting purposes and because the notes may be converted into equity in the future, the Company was required to bifurcate the proceeds from the original issuance of the notes between a liability component and an equity component and record interest expense on the liability component at the Company’s estimated nonconvertible debt borrowing rate on the date of issue. The liability component was initially recorded at a discount from the principal amount of the notes and was subsequently accreted back to the principal amount over the expected useful life of the notes as interest expense at the estimated nonconvertible debt borrowing rate was recorded. As of the initial put date of October 1, 2012, the liability component of the notes had accreted back to the full principal amount of the notes and, therefore, during the three and nine months ended September 30, 2013, the Company was no longer recording interest expense beyond the stated interest rate on the notes.

The carry value of the equity component of the convertible senior notes was $6,189 at each of September 30, 2013 and December 31, 2012, and is included as a component of “Additional paid in capital” on the Company’s Consolidated Balance Sheet.

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

The conversion rate for each $1 principal amount of notes is 88.3704 shares of CapLease’s common stock, which is equivalent to a conversion price of approximately $11.32 per share. As of September 30, 2013, the if-converted value of the convertible senior notes is less than the principal amount of the notes. The conversion rate will be adjusted for certain events, including in the event CapLease makes any quarterly cash dividend in excess of $0.20 per share.

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

September 30, 2013 (unaudited)

Scheduled Principal Payments on Debt Obligations

Scheduled principal amortization and balloon payments for all of the Company’s outstanding debt obligations as of September 30, 2013, for the next five years and thereafter are as follows:

	Scheduled Amortization	Balloon Payments	Total
3 months ending December 31, 2013	$7,864	$–	$7,864
2014	35,780	165,666	201,446
2015	29,639	378,373	408,012
2016	19,661	272,614	292,275
2017	14,059	100,721	114,780
Thereafter	36,963	172,679	209,642
Total	$143,966	$1,090,053	$1,234,019

11.    Gain on extinguishment of debt

The Company had no gain or loss on extinguishment of debt during the nine months ended September 30, 2013.

The Company had net gain on extinguishment of debt of $11,012 during the nine months ended September 30, 2012, primarily comprised of $9,000 of gain on the repurchase for $2,000 (including transaction costs) of an $11,000 first mortgage note on certain Company owned properties.

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

The net gain on debt extinguishment for the 2012 periods is included as a component of “Other gains” under the caption “Gain on extinguishment of debt, net” in the Company’s Consolidated Statements of Operations.

12.    Accounts payable and other liabilities

Accounts payable and other liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	Sep 30, 2013	Dec 31, 2012
	Unaudited
Accounts payable and other liabilities	$16,497	$13,045
Accrued interest	4,824	4,499
Accrued expenses	4,700	5,460
Derivative liabilities	45	–
Unearned rental income	5,950	4,922
Total	$32,016	$27,926

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

During May 2013, the Company entered into a single swap agreement with Bank of Oklahoma related to the financing of the Cimarex Energy property in Tulsa, OK. Pursuant to the agreement, the Company agreed to make fixed rate interest payments to the Bank of Oklahoma at an annual rate of 4.10% on a notional amount of debt expected to match the principal amount outstanding under the loan agreement with Bank of Oklahoma. Also pursuant to the swap, the Bank of Oklahoma agreed to make floating rate interest payments to the Company on an equivalent notional amount at the one month LIBOR rate plus 275 basis points. The initial notional amount was $31,000, and the notional amount as of September 30, 2013 was $30,853.

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

As of September 30, 2013, the Company had one outstanding interest rate swap transaction. The swap had a negative fair value of $45 as of September 30, 2013, and hence is classified as part of “Accounts payable and other liabilities” on the Company’s Consolidated Balance Sheet. All of the unrealized losses on the swap as of September 30, 2013 were deemed effective and, therefore, deferred in Other Comprehensive Income (Loss). See Note 17. $5 of hedge ineffectiveness gain from the second quarter of 2013, was reversed during the quarter ended September 30, 2013.

As of September 30, 2013, the Company had $740 of net realized losses on derivatives deferred on the Company’s Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Income (Loss) related to prior interest rate swaps for certain of the Company’s long-term debt issuances. These losses will be reclassified to the Company's Consolidated Statements of Operations as additional interest expense over the term of the related debt. Within the next twelve months, the Company estimates that $509 of realized losses on derivatives will be reclassified to earnings.

The Company classifies the cash flows from derivatives as a financing activity on the Consolidated Statements of Cash Flows.

14.    Commitments and Contingencies

The Company is committed to fund $22,033 of project costs related to the Columbia, SC development project described at Note 4 above. As of September 30, 2013, the Company had funded $4,063 of such commitment.

The Company is committed to fund approximately $15,300 of project costs related to the speculative development project in The Woodlands, TX (90% of total project equity; see Note 4 above). As of September 30, 2013, the Company had funded $4,691 of such commitment.

As an owner of commercial real estate, the Company is subject to potential environmental costs. At September 30, 2013, the Company was not aware of any environmental concerns that would have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company is party to four lawsuits related to the Merger transaction described in Note 2 above.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

On June 4, 2013, CapLease, its directors, and certain of its subsidiaries, including the Operating Partnership, as well as ARCP, the ARCP Operating Partnership and Merger Sub, were named as defendants in a putative class action lawsuit in connection with the proposed Merger, styled Mizani v. CapLease, Inc., No. 651986/2013, in the Supreme Court of the State of New York, New York County. The complaint alleges, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by CapLease’s directors because the Merger does not provide for full and fair value for CapLease’s stockholders, the Merger was not the result of a competitive bidding process, the Merger Agreement contains coercive deal protection measures, and the Merger Agreement and the Merger were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the Merger Agreement. The complaint also alleges that CapLease, ARCP, the ARCP Operating Partnership and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the Merger.

On June 25, 2013, CapLease, its directors, and certain of its subsidiaries, including the Operating Partnership, as well as ARCP, the ARCP Operating Partnership and Merger Sub, were named as defendants in a putative class action and derivative lawsuit in connection with the proposed Merger, styled Tarver v. CapLease, Inc., No. 24Cl3004176, in the Circuit Court of the State of Maryland, Baltimore City. The complaint alleges, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by CapLease’s directors because the Merger does not provide for full and fair value for CapLease’s stockholders, the Merger Agreement contains coercive deal protection measures, the Merger was not the result of a competitive bidding process, and the Merger Agreement and the Merger were approved as a result of improper self-dealing. The complaint also alleges that CapLease, certain of its subsidiaries, including the Operating Partnership, ARCP, the ARCP Operating Partnership and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the Merger and declaratory relief, including rescission of the Merger Agreement. On July 17, 2013, the plaintiff filed an amended complaint in which he preserved his existing claims and added additional claims that the Preliminary Proxy Statement filed by CapLease on July 2, 2013 failed to fully disclose material information concerning the process that led to the Merger.

On July 3, 2013, CapLease, its directors, and certain of its subsidiaries, including the Operating Partnership, as well as ARCP, the ARCP Operating Partnership and Merger Sub, have been named as defendants in a putative class action and derivative lawsuit in connection with the proposed Merger, styled Carach v. CapLease, Inc., No. 651986/2013, in the Supreme Court of the State of New York, New York County. The complaint alleges, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by CapLease’s directors because the Merger does not provide for full and fair value for CapLease’s stockholders, the directors failed to take steps to maximize the value of CapLease or properly value CapLease, failed to protect against various alleged conflicts of interest, and failed to fully disclose material information concerning the process that led to the Merger. The complaint also alleges that the certain subsidiaries of CapLease, including the Operating Partnership, and ARCP, the ARCP Operating Partnership and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the Merger and declaratory relief, including rescission of the Merger Agreement.

On August 9, 2013, the parties filed a joint motion to stay the Tarver action in the Circuit Court of the State of Maryland, Baltimore City. Also on August 9, 2013, the plaintiff in the Carach action filed an amended complaint. The amended complaint preserved the claims in the plaintiff’s prior complaint and added additional claims that the Definitive Proxy Statement filed by CapLease on July 31, 2013 failed to fully disclose material information concerning the process that led to the Merger. On August 22, 2013, the Supreme Court of the State of New York, New York County entered an agreed order consolidating the Mizani and Carach actions, appointing co-lead interim class counsel for plaintiffs, and providing for limited expedited recovery, which has now been completed. Plaintiffs also designated the amended complaint in the Carach action as the operative complaint in the consolidated action. On September 23, 2013, all defendants filed motions to dismiss the amended complaint. The Company believes that the allegations of the operative complaint, like those of the complaints in each of the underlying actions, are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

On October 8, 2013, CapLease, its directors, and certain of its subsidiaries, including the Operating Partnership, as well as ARCP, the ARCP Operating Partnership and Merger Sub, were named as defendants in a putative class action lawsuit styled Poling v. CapLease, Inc., in the Circuit Court for Baltimore City, Maryland. The lawsuit was filed on behalf of a putative class of holders of CapLease’s 8.375% Series B Cumulative Redeemable Preferred Stock and 7.25% Series C Cumulative Redeemable Preferred Stock. The complaint alleges, among other things, that the Merger Agreement violates the Articles Supplementary governing the preferred shares by effecting a redemption of those shares in advance of the redemption date set out in the Articles Supplementary. The complaint alleges breaches of contract and fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the Merger. The Company believes that the allegations of the Poling complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.

15.    Stockholders’ Equity

Authorized Capital Stock; Issued and Outstanding Capital Stock

CapLease’s authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2013, CapLease had issued and outstanding 88,845,604 shares of common stock, 1,832,000 shares of 8.125% Series A cumulative redeemable preferred stock, 2,941,073 shares of 8.375% Series B cumulative redeemable preferred stock, and 1,700,000 shares of 7.25% Series C cumulative redeemable preferred stock. The terms of the Company’s three series of preferred stock are described in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

See Note 2 above for a discussion of the treatment of the CapLease common stock and preferred stock in the Merger.

Stock Issuances During Periods Presented

During the nine months ended September 30, 2013, CapLease issued an aggregate of 6,434,391 shares of common stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $5.94 per share, and for aggregate net proceeds of $37,425. The Company used the proceeds to repay a portion of the mortgage debt obligations that were prepaid during April 2013. During the nine months ended September 30, 2012, CapLease issued an aggregate of 196,207 shares of Series A preferred stock and 140,913 shares of Series B preferred stock through its “at the market offering” program with Cantor Fitzgerald, at an average price of $25.13 per share of Series A preferred stock and $26.06 per share of Series B preferred stock, and for aggregate net proceeds of $8,431, including accrued dividends of $117.

During April 2013, CapLease issued 8,625,000 shares of common stock in a public offering at a price to the public of $5.97 per share, and raised net proceeds of $49,097, after the underwriting discount and offering expenses. The Company used $31,171 of the proceeds to fund a portion of the purchase price for the property acquisitions made by the Company during the second quarter of 2013, and $17,926 of the proceeds to repay a portion of the mortgage debt obligations that were prepaid during April 2013.

During March 2013, CapLease made restricted stock and performance unit awards representing an aggregate of 443,900 shares of common stock (assuming payout of the performance units at the target level) to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. During March 2012, CapLease made restricted stock awards representing an aggregate of 497,700 shares of common stock to its executive officers, other employees and directors pursuant to the Company’s stock incentive plan. As of September 30, 2013, the Company had made awards aggregating 4,686,905 shares of common stock under the stock plan, all in the form of restricted stock awards and performance share units to executive officers, other employees and directors of the Company (see Note 16 below).

During the nine months ended September 30, 2013, CapLease issued 1,700,000 shares of 7.25% Series C cumulative redeemable preferred stock. The Company received aggregate net proceeds in the offerings of $39,689, after the underwriting discount and estimated offering expenses. The net proceeds from the offerings were utilized to redeem a portion of the outstanding shares of the Company’s 8.125% Series A preferred stock, 800,182 shares of which were redeemed during February and 815,000 shares of which were redeemed during April.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

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

The Company did not make any common stock repurchases through the above program during the nine months ended September 30, 2013. As of September 30, 2013, the Company had remaining authorization to repurchase up to $13,264 through the above program.

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

Dividends

The following table summarizes the dividend history on shares of CapLease common stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2011	12/30/2011	1/17/2012	$0.065	$4,308
3/31/2012	4/2/2012	4/16/2012	0.065	4,340
6/30/2012	6/29/2012	7/16/2012	0.065	4,340
9/30/2012	9/28/2012	10/15/2012	0.070	4,674
12/31/2012	12/31/2012	1/15/2013	0.075	5,524
3/31/2013	4/4/2013	4/15/2013	0.0775	6,217
6/30/2013	6/28/2013	7/15/2013	0.0775	6,886
9/30/2013	9/23/2013	10/15/2013	0.0775	6,886

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

The following table summarizes the dividend history on shares of CapLease Series A preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
12/31/2011	12/30/2011	1/17/2012	$0.5078125	$1,627
3/31/2012	4/2/2012	4/16/2012	0.5078125	1,627
6/30/2012	6/29/2012	7/16/2012	0.5078125	1,627
9/30/2012	9/28/2012	10/15/2012	0.5078125	1,727
12/31/2012	12/31/2012	1/15/2013	0.5078125	1,751
3/31/2013	4/4/2013	4/15/2013	0.5078125	930
6/30/2013	6/28/2013	7/15/2013	0.5078125	930
9/30/2013	9/23/2013	10/15/2013	0.4231771	775

The following table summarizes the dividend history on shares of CapLease Series B preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
6/30/2012	6/29/2012	7/16/2012	$0.5001740	$1,000
9/30/2012	9/28/2012	10/15/2012	0.5234375	1,121
12/31/2012	12/31/2012	1/15/2013	0.5234375	1,539
3/31/2013	4/4/2013	4/15/2013	0.5234375	1,539
6/30/2013	6/28/2013	7/15/2013	0.5234375	1,539
9/30/2013	9/23/2013	10/15/2013	0.4361979	1,283

The following table summarizes the dividend history on shares of CapLease Series C preferred stock for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share	Total Amount
3/31/2013	4/4/2013	4/15/2013	$0.4027778	$685
6/30/2013	6/28/2013	7/15/2013	0.4531250	770
9/30/2013	9/23/2013	10/15/2013	0.3776042	642

16.    Stock Based Compensation

The Company adopted a stock incentive plan for its employees and directors during March 2004 in connection with its initial public offering. On June 12, 2013, CapLease’s common stockholders approved amendments to the stock incentive plan which, among other things, increased by 3,100,000 shares, to 8,223,000 shares, the number of shares authorized under the plan.  As of September 30, 2013, the Company had made awards aggregating 4,686,905 shares of common stock under the stock plan, all in the form of restricted stock awards and performance share units to executive officers, other employees and directors of the Company. As of September 30, 2013, the Company had not awarded any options or stock appreciation rights under the stock plan.

Pursuant to the Merger Agreement and as described at Note 2 above, all restricted stock awards and performance share units awards are scheduled to become fully vested (or in the case of performance share units fully earned and settled at 100% of the target number of shares) and will have the right to receive the Common Merger Consideration.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

A summary of the Company’s activity under the stock plan from January 1, 2012 through the nine months ended September 30, 2013, is presented below:

	Number of Shares
Stock Based Awards at January 1, 2012	3,751,575
Restricted Stock Awards Granted During the Year Ended December 31, 2012	497,700	(1)
Restricted Stock Awards Forfeited During the Year Ended December 31, 2012	(6,270)
Stock Based Awards at January 1, 2013	4,243,005
Restricted Stock Awards Granted During the Period Ended September 30, 2013	315,000	(2)
Performance Share Units Granted During the Period Ended September 30, 2013	128,900	(3)
Stock Awards at September 30, 2013	4,686,905

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

A summary of the status of restricted stock awards and performance share units from January 1, 2012 through the nine months ended September 30, 2013, is presented below:

	Shares Awarded Under Plan		Shares Priced Under GAAP	Weighted Average Fair Value
Nonvested at January 1, 2012	1,606,017		1,081,617	$4.91
Current period restricted stock awards	497,700		322,550	4.08
Prior period restricted stock awards	N/A		257,760	4.08
Vested - previously restricted stock awards	(577,757)	(1)	(577,757)	5.26
Forfeited - previously restricted stock awards	(6,270		(6,270)	5.80
Nonvested at January 1, 2013	1,519,690		1,077,900	4.26
Current period restricted stock awards	315,000		315,000	6.12
Prior period restricted stock awards	N/A		305,990	6.12
Current period performance share units	128,900		128,900	8.36
Vested - previously restricted stock awards	(697,406)	(2)	(697,406)	4.35
Nonvested at September 30, 2013	1,266,184		1,130,384	5.69

(1)	Includes 231,288 shares vested as a result of performance criteria being satisfied.
(2)	Includes 396,885 shares vested as a result of performance criteria being satisfied.

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

September 30, 2013 (unaudited)

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

As of September 30, 2013, the Company had $4,377 of restricted stock awards and performance share units (fair value at the grant dates) expected to be charged to the Company’s Consolidated Statements of Operations ratably over the remaining vesting period (through March 2016) assuming vesting criteria are satisfied. In addition, as of September 30, 2013, the Company has not yet commenced expense accrual related to the following number of restricted stock awards because the applicable performance criteria have not yet been determined: 48,225 shares of restricted stock awarded in 2010, and 87,575 shares of restricted stock awarded in 2012.

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

	Sep 30, 2013	Dec 31, 2012
	Unaudited
Net unrealized gains on securities available for sale	$1,841	$480
Net unrealized loss on derivatives	(45)	-
Net realized losses on derivatives	(740)	(1,146)
Accumulated other comprehensive income (loss)	$1,056	$(666)

18.    Non-Controlling Interests

During June 2006, CapLease’s Operating Partnership issued 263,157 units of limited partnership to an unaffiliated third party. All of these units were issued as partial consideration for the Company’s acquisition of a real property in June 2006 from the third party. During June 2008, the units of limited partnership became redeemable by the holder, at its option, on the basis of one unit for either one share of CapLease common stock or cash equal to the fair market value of a share of common stock at the time of the redemption. The units of limited partnership do not have a liquidation preference. During September 2008, the holder redeemed 107,131 units for the same number of shares of CapLease common stock. As of September 30, 2013, the Operating Partnership had issued and outstanding 156,026 units of limited partnership. Each unit will be converted into the right to receive $8.50 in cash, without interest, in the Merger.

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

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

19.    Rental Income

The Company is the landlord to tenants under operating leases with expiration dates ranging from 2013 to 2030. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases. The leases generally also require that the tenants pay for or reimburse the Company for the occupancy and operating costs of the properties, or in certain cases reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2013, are as follows:

3 months ending December 31, 2013	$34,653
2014	140,423
2015	135,829
2016	126,330
2017	102,510
Thereafter	383,996
Total	$923,741

20.    Pro Forma Condensed Consolidated Income Statements

The accompanying unaudited Pro Forma Condensed Consolidated Income Statements are presented as if, at January 1, 2012, the Company acquired all real properties purchased during the nine months ended September 30, 2013 and that meet the classification of a business for financial accounting purposes. Earnings per share are presented using the weighted average shares outstanding during the relevant periods. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Income Statements are not necessarily indicative of what the actual results of operations would have been assuming the acquisition transactions had occurred at the date indicated above, nor do they purport to represent our future results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Total revenues	$46,072	$44,188	$138,334	$127,661
Income (loss) from continuing operations	1,837	2,201	5,377	15,874
Net loss allocable to common stockholders	(1,401)	(531)	(4,644)	(7,516)
Income (loss) per basic common share from continuing operations	(0.02)	(0.01)	(0.06)	0.14
Net loss per basic common share	(0.02)	(0.01)	(0.06)	(0.11)
Income (loss) per diluted common share from continuing operations	(0.02)	(0.01)	(0.05)	0.14
Net loss per diluted common share	(0.02)	(0.01)	(0.05)	(0.11)

21.    Subsequent Events

On November 5, 2013, the Mergers were completed, and the separate existences of CapLease and the Operating Partnership ceased.

On November 5, 2013, in connection with the Mergers, the ARCP Operating Partnership, as successor by merger to the Operating Partnership, and various of the Company’s subsidiaries, entered into an amendment to the Company’s senior secured revolving credit agreement with Wells Fargo Bank, National Association, pursuant to which the ARCP Operating Partnership assumed the obligations of the Operating Partnership under the credit agreement, and ARCP and Merger Sub assumed the obligations of CapLease under the credit agreement. As a result of the amendment, CapLease and the Operating Partnership have no further obligations under the credit agreement.

CapLease, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts; totals may not add due to rounding)

September 30, 2013 (unaudited)

On November 5, 2013, in connection with the Mergers, CapLease, the Operating Partnership, ARCP, the ARCP Operating Partnership and Deutsche Bank Trust Company Americas, a New York banking corporation, entered into a supplemental indenture related to the Company’s convertible senior notes. Pursuant to the supplemental indenture, (i) ARCP assumed all of the Company’s obligations under the convertible senior notes and (ii) the ARCP Operating Partnership assumed all of the Operating Partnership’s obligations under the convertible senior notes. As a result of the foregoing, the Company has no further obligations with respect to the convertible senior notes.

On November 5, 2013, in connection with the Mergers, the Operating Partnership, the ARCP Operating Partnership and The Bank of New York Mellon as successor-in-trust to JP Morgan Chase Bank, National Association, entered into a supplemental indenture related to the Company’s trust preferred securities. Pursuant to the supplemental indenture, the ARCP Operating Partnership assumed all of the Company’s obligations under the trust preferred securities. As a result of the foregoing, the Company has no further obligations with respect to the trust preferred securities.

On November 5, 2013, in connection with the Mergers, ARCP paid in full the outstanding balance under the Company's credit agreement with KeyBank N.A. As a result of the repayment, the KeyBank credit agreement has been terminated, and the Company has no further obligations thereunder.

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

Merger

On November 5, 2013, we closed our merger with American Realty Capital Properties, Inc. (“ARCP”), and the separate existences of CapLease, Inc. and its operating partnership, Caplease, LP, ceased. Each share of CapLease, Inc. common stock was converted in the merger into the right to receive $8.50 in cash. Each share of all series of CapLease, Inc.’s preferred stock, including its Series A, Series B and Series C preferred stock, were converted in the merger into the right to receive the sum of $25.00 in cash per share plus an amount equal to any accrued and unpaid dividends up to but excluding the closing date of the merger.

Application of Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to those policies during 2013.

Third Quarter 2013 Transaction Summary

The following summarizes our significant transactions during the three months ended September 30, 2013.

New Investment Transactions

●

During August 2013, we entered into an agreement with a major Texas-based developer to develop a 150,000 square foot speculative office building in The Woodlands, TX, adjacent to and part of the same development as an existing office building we own and purchased in 2012. Costs of the project which are budgeted to be $34.0 million are scheduled to be funded by equity contributions by us and our developer partner, and $17.0 million of advances during the construction period under a development loan entered into with Amegy Bank National Association. The project is expected to be completed in the third quarter of 2014. As of September 30, 2013, we have funded $4.7 million of our expected commitment to the project and our developer partner has funded $0.5 million of its commitment. See Notes 4 and 14 of the consolidated financial statements included in this Form 10-Q.

●

We continued to fund construction of the build-to-suit distribution warehouse in Columbia, SC. As of September 30, 2013, we have funded $4.1 million toward our $22.0 million expected total investment. See Notes 4 and 14 of the consolidated financial statements included in this Form 10-Q.

Financings

●

During August 2013, we entered into a loan agreement with Amegy Bank National Association related to the speculative office building project described above. The loan agreement provides that the lender will initially advance up to $17.0 million to fund project costs during the construction period beginning after the full $17.0 million of equity is contributed by us and our developer partner. The loan agreement is for an initial three year term and interest is initially payable on outstanding borrowings at LIBOR plus 295 basis points. See Note 10 of the consolidated financial statements included in this Form 10-Q.

Property Acquisitions

Except for the speculative development project described above, the Company did not make any real estate acquisitions during the quarter ended September 30, 2013.

Comparison of the Quarter Ended September 30, 2013 to the Quarter Ended September 30, 2012

The following discussion compares our operating results for the quarter ended September 30, 2013 to the comparable period in 2012.

Revenue.

Total revenue increased $4.5 million, or 11%, to $46.3 million. The increase was primarily attributable to an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $4.8 million, or 12%, to $44.5 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $0.3 million, or 18%, to $1.6 million, primarily as a result of lower balances on debt investments.

Expenses.

Total expenses increased $3.9 million to $44.6 million, primarily as a result of higher property expenses and the merger related costs in the 2013 period.

Interest expense increased modestly by $0.1 million across the periods. The increase in the 2013 period resulted primarily from $0.4 million of additional interest expense primarily on new property mortgages and $0.4 million on the floating rate credit agreements, offset in part by $0.5 million of lower interest expense on the convertible senior notes and $0.2 million on the secured term loan (in each case driven by lower amounts outstanding). Higher interest expense on the credit agreements was driven by incremental borrowings in the 2013 period. Our average balance outstanding and effective financing rate under the floating rate credit agreements was approximately $103 million at 3.9% during the 2013 period (average one-month LIBOR of 0.18%), compared with approximately $46 million at 4.9% during the 2012 period (average one-month LIBOR of 0.24%).

Property expenses increased by $2.9 million, or 40%, to $10.1 million, primarily reflecting the impact of new property acquisitions. The net amount of property expenses we incurred (net of tenant reimbursements) was $3.0 million in the 2013 period, an increase from $2.7 million in the 2012 period.

General and administrative expense decreased $0.1 million, or 4%, to $2.7 million, primarily due to the timing of certain expense items.

General and administrative expense-stock based compensation increased 20%, to $1.0 million. The increase was due to the changes in various factors that influence stock compensation, including the weighted average vesting period, number of shares being expensed, the value per share using the associated grant date fair value in accordance with generally accepted accounting principles, and the estimated vesting percentage for the reporting period. As of September 30, 2013, the Company had $4.4 million of restricted stock awards and performance share units (fair value at the grant dates) expected to be charged to our Consolidated Statements of Operations ratably over the remaining vesting period (through March 2016) assuming vesting criteria are satisfied. In addition, as of September 30, 2013, we have not yet commenced expense accrual related to the following number of restricted stock awards because the applicable performance criteria have not yet been determined: 48,225 shares of restricted stock awarded in 2010 and 87,575 shares of restricted stock awarded in 2012.

We had $1.1 million of merger related costs in the 2013 period. We had no merger related costs during the 2012 period.

Depreciation and amortization expense on real property increased $0.8 million, or 7%, from $12.2 million to $13.0 million, primarily reflecting the impact of new property acquisitions.

Other gains.

We had no gain or loss on investments during the 2013 period. For the 2012 period, we recorded a gain of $0.3 million related to the sale of two securities investments (see Note 7 of the consolidated financial statements included in this Form 10-Q).

Net income (loss).

Net income was $1.7 million for the 2013 period, compared with $1.5 million in the 2012 period. Net loss allocable to common stockholders was $(1.5) million in the third quarter of 2013, reflecting dividends to preferred stockholders of $3.2 million.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

The following discussion compares our operating results for the nine months ended September 30, 2013 to the comparable period in 2012.

Revenue.

Total revenue increased $14.3 million, or 12%, to $134.8 million. The increase was primarily attributable to an increase in rental revenue and tenant reimbursements.

Rental revenue and tenant reimbursements, in the aggregate, increased $15.5 million, or 14%, to $129.3 million, primarily reflecting the impact of new property acquisitions.

Interest income decreased $1.1 million, or 18%, to $5.0 million, primarily as a result of lower balances on debt investments.

Expenses.

Total expenses increased $11.7 million, or 10%, to $130.5 million, primarily as a result of higher property expenses and the merger related costs in the 2013 period, offset in part by lower interest expense.

Interest expense decreased $1.4 million, or 3%, to $49.3 million, from $50.7 million. The decrease in the 2013 period resulted primarily from reduced interest expense of $1.5 million on the convertible senior notes and $0.7 million on the secured term loan (in each case driven by lower amounts outstanding). Interest expense on property mortgages increased by $0.7 million, as interest expense on new property mortgages was largely offset by reduced interest expense on existing mortgages and capitalized interest on development projects. Interest expense on the floating rate credit agreements increased $0.4 million as a result of increased borrowings in the 2013 period compared with the 2012 period. Our average balance outstanding and effective financing rate under the floating rate credit agreements was approximately $82 million at 3.9% during the 2013 period (average one-month LIBOR of 0.20%), compared with approximately $61 million at 4.2% during the 2012 period (average one-month LIBOR of 0.25%).

Property expenses increased $8.2 million, or 40%, to $28.4 million, primarily reflecting the impact of new property acquisitions. The net amount of property expenses we incurred (net of tenant reimbursements) increased to $9.1 million in the 2013 period, from $8.3 million in the 2012 period.

General and administrative expense increased $0.4 million, or 4%, to $9.0 million, primarily due to the timing of certain expense items.

General and administrative expense-stock based compensation increased $0.3 million, or 13%, to $2.8 million. The increase was due to the changes in various factors that influence stock compensation, including the weighted average vesting period, number of shares being expensed, the value per share using the associated grant date fair value in accordance with generally accepted accounting principles, and the estimated vesting percentage for the reporting period.

We had $3.5 million of merger related costs in the 2013 period. We had no merger related costs during the 2012 period.

Depreciation and amortization expense on real property increased $1.7 million, primarily reflecting the impact of new property acquisitions.

Other gains.

We had no gain or loss on investments during the 2013 period. We had net loss on investments of $14.2 million in the 2012 period, comprised of $15.2 million of loss on sale of a property (see Note 7 of the consolidated financial statements included in this Form 10-Q), offset in part by $0.7 million of net proceeds from the franchise lending venture (see Note 5 of the consolidated financial statements included in this Form 10-Q) and gain of $0.3 million related to the sale of two securities investments (see Note 7 of the consolidated financial statements included in this Form 10-Q).

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

Net income (loss).

Net income increased $7.1 million, to income of $4.2 million, from loss of $(2.9) million. Net loss allocable to common stockholders was $(5.8) million in the 2013 period, reflecting dividends to preferred stockholders of $10.0 million.

Liquidity and Capital Resources

On November 5, 2013, we closed our merger with ARCP, and the separate existences of CapLease, Inc. and its operating partnership, Caplease, LP, ceased. All of our debt obligations have been either repaid in full or assumed by ARCP.

Short-Term Liquidity.

We defined our short-term liquidity as our ability to generate adequate amounts of cash to meet day-to-day operating expenses and material cash commitments over the next twelve months. Our primary sources of short-term liquidity have been our cash and cash equivalents, borrowings under our Wells Fargo Bank credit agreement, cash provided by operations, and a portion of the cash proceeds from issuances of debt and equity capital.

As a REIT, we were required to distribute at least 90% of our taxable income to our stockholders on an annual basis. We declared a cash dividend of $0.0775 per share of common stock during the quarter ended September 30, 2013. We also declared the scheduled dividends on our preferred stock during the quarter ended September 30, 2013. The preferred dividends for the third quarter were $0.4231771 per share of 8.125% Series A cumulative redeemable preferred stock, $0.4361979 per share of 8.375% Series B cumulative redeemable preferred stock, and $0.3776042 per share of 7.25% Series C cumulative redeemable preferred stock. In addition, we intend to pay prorated quarterly cash dividends on our common stock and preferred stock during the fourth fiscal quarter through the closing of the merger.

Long-Term Liquidity.

We defined our long-term liquidity as our ability to generate adequate amounts of cash to meet cash demands and commitments beyond the next 12 months, including balloon payments on our debt obligations and capital expenditures on our owned properties. Our primary sources of long-term liquidity have been our cash and cash equivalents, borrowings under our Wells Fargo Bank credit agreement, cash provided by operations, cash from long-term financings on our asset investments and issuances of debt and equity capital.

A detailed description of our long-term debt obligations outstanding at September 30, 2013 is included in Note 10 of the consolidated financial statements included in this Form 10-Q. On November 5, 2013, we closed our merger with ARCP, and the separate existences of CapLease, Inc. and its operating partnership, Caplease, LP, ceased. In connection with the merger, all of our debt obligations have been either repaid in full or assumed by ARCP. See Note 21 of the consolidated financial statements included in this Form 10-Q for additional information on the repayment or assumption of our debt obligations.

Statement of Cash Flows

Operating activities provided $50.3 million of cash during the nine months ended September 30, 2013, primarily driven by net income as adjusted by various non-cash gains, losses, income and charges of $46.2 million and increases in accounts payable and other liabilities of $3.4 million. Operating activities provided $43.3 million of cash during the nine months ended September 30, 2012, primarily driven by net (loss) as adjusted by various non-cash income and expenses and other gains and losses of $51.4 million and increases in accounts payable of $6.2 million, partially offset by increases in other assets of $14.4 million.

We recognize rental income on our owned properties on a straight line basis in accordance with GAAP. As of September 30, 2013, this has resulted in us accruing $33.7 million of rental income in excess of actual rents due under the various leases. During the nine months ended September 30, 2013, actual rents due under the leases exceeded rents on a straight-line basis by $1.4 million.

Cash used in investing activities during the nine months ended September 30, 2013 was $87.3 million, which primarily resulted from real estate purchases and improvements and construction in progress of $91.6 million, and leasing commissions of $2.5 million, partially offset by principal received on securities of $4.2 million and loans of $3.3 million.   Cash used in investing activities during the nine months ended September 30, 2012 was $99.1 million, which primarily resulted from real estate purchases and improvements and construction in progress of $117.9 million, and leasing commissions of $3.6 million, partially offset by proceeds from sale of real estate of $9.6 million and securities of $3.7 million, principal received on loans of $5.4 million and securities of $3.7 million.

Cash provided by financing activities during the nine months ended September 30, 2013 was $58.8 million, which primarily resulted from proceeds from common stock and preferred stock issuances of $126.2 million and borrowings of principal on debt of $96.3 million ($73.0 million on the revolving credit agreement and $23.3 million on property mortgages), partially offset by repayments of principal on debt of $92.9 million ($69.4 million on property mortgages, $11.8 million on the credit agreements and $11.8 million on the secured term loan), preferred stock repurchased of $40.4 million, dividends and distributions paid of $28.7 million and common stock repurchased of $1.1 million. Cash provided by financing activities during the nine months ended September 30, 2012 was $24.8 million, which primarily resulted from preferred stock issued of $56.6 million, partially offset by net repayments of principal on debt of $9.5 million (including $22.6 million of net repayments on the credit agreements and $12.0 million of repayments on the secured term loan with KBC Bank, offset by $25.1 million of net borrowings on property mortgages), dividends and distributions paid of $18.8 million and debt issuance costs of $3.5 million.

See our consolidated statements of cash flows included in the historical consolidated financial statements included elsewhere in this filing for a reconciliation of our cash position for the periods described above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Fair Value

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material affect on these estimated fair values. The fair values indicated below are indicative of the interest rate and credit spread environment as of September 30, 2013, and may not take into consideration the effects of subsequent interest rate or credit spread fluctuations, or changes in the ratings of the underlying tenants.

The following summarizes certain data regarding our interest rate sensitive instruments as of September 30, 2013:

	Carrying Amount	Notional n Amount	Weighted Average Effective Interest / Financing Rate	Maturity Date			Fair Value
	(dollars in thousands)
Assets:
Loans held for investment (1)	$23,896	$28,099	6.6%		Various		$26,483
Commercial mortgage-backed securities (2)	59,774	72,598	8.8%	2016	-	2028	59,774

Liabilities
Mortgage notes payable (5)	$995,326	$994,326	5.5%	2014	-	2030	$1,039,454
Credit agreements (4)	128,899	128,899	3.8%		2015		128,899
Secured term loan (5)	60,654	60,654	6.0%		2018		61,538
Convertible senior notes (6)	19,210	19,210	7.5%		2017		19,208
Other long-term debt (7)	30,930	30,930	7.7%		2036		26,775
Derivative liabilities (3)	45	30,853	N/A		N/A		45
_____________
(1)	This portfolio of loans bears interest at fixed rates. We have estimated the fair value of this portfolio of loans with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use. The maturity dates for the loans range from 2015 through 2033.
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

Scheduled maturities of interest rate sensitive instruments as of September 30, 2013 are as follows:

	Expected Maturity Dates
	2013	2014	2015	2016	2017	Thereafter
	(in thousands, notional amounts, except carrying amount for derivative assets)
Loans held for investment	$267	$1,108	$1,029	$918	$1,023	$23,753
Commercial mortgage-backed securities	364	3,984	4,601	8,806	4,816	50,028
Mortgages on real estate investments	4,819	185,335	271,079	279,759	87,890	165,445
Credit agreements	566	3,260	125,072	–	–	–
Secured term loan	2,479	12,851	11,862	12,516	7,680	13,267
Convertible senior notes	–	–	–	–	19,210	–
Other long-term debt	–	–	–	–	–	30,930
Derivative liabilities	45	–	–	–	–	–

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14 in our consolidated financial statements included in this Form 10-Q for a discussion of pending legal proceedings related to the merger transaction described at Note 2 and Note 21 of the consolidated financial statements included in this Form 10-Q.

Item 1A.    Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

4.1

Supplemental Indenture, dated as of November 5, 2013, by and among CapLease, Inc., Caplease, LP, American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P. and Deutsche Bank Trust Company Americas, a New York banking corporation (incorporated by reference to the registrant’s Form 8-K filed November 6, 2013)

4.2

Supplemental Indenture, dated as of November 5, 2013, by and among Caplease, LP, ARC Properties Operating Partnership, L.P. and The Bank of New York Mellon as successor-in-trust to JP Morgan Chase Bank, National Association (incorporated by reference to the registrant’s Form 8-K filed November 6, 2013)

10.1

Third Amendment to Credit Agreement, dated November 5, 2013, by and among ARC Properties Operating Partnership, L.P., certain subsidiaries of CapLease, Inc. and Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender (incorporated by reference to the registrant’s Form 8-K filed November 6, 2013)

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

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

SAFARI ACQUISITION, LLC
(as successor to CapLease, Inc.) Registrant

Date: November 12, 2013	/s/ Paul H. McDowell
Paul H. McDowell Acting Chief Executive Officer

Date: November 12, 2013	/s/ Shawn P. Seale
Shawn P. Seale Acting Chief Financial Officer